Form 10-K
period 2014-12-31
UNITED FIRE GROUP INC
filed 2015-03-02
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2014
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $697.3 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 27, 2015, 24,988,503 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 20, 2015.

FORM 10-K TABLE OF CONTENTS

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include but are not limited to the following:

•	The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy;

•	The occurrence of catastrophic events, including international events, significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics;

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserve for future policy benefits;

•	Geographic concentration risk in both property and casualty insurance and life insurance segments;

•	The potential disruption of our operations due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

•
Developments in general economic conditions, domestic and global financial markets, interest rates and other-than-temporary impairment losses that could affect the performance of our investment portfolio;

•	Our ability to effectively underwrite and adequately price insured risks;

•	Changes in industry trends, an increase in competition and significant industry developments;

•	Litigation or regulatory actions that could require us to pay significant damages, fines or penalties or change the way we do business;

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

•	NASDAQ policies or regulations relating to corporate governance and the cost of compliance;

•	Our relationship with and the financial strength of our reinsurers; and

•	Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network.

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
The Reorganization agreement provided for the merger of United Fire & Casualty Company with UFC MergeCo, Inc., with United Fire & Casualty Company surviving the merger as a wholly owned subsidiary of United Fire Group, Inc. Each share of common stock, par value $3.33 1/3 per share, of United Fire & Casualty Company issued and outstanding immediately prior to the effective time of the merger, converted into one duly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of United Fire Group, Inc. In addition, each outstanding option to purchase or right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock.
Upon completion of the Reorganization, United Fire Group, Inc., an Iowa corporation, replaced United Fire & Casualty Company, an Iowa corporation, as the publicly held corporation, and the holders of United Fire & Casualty Company common stock now hold the same number of shares at the same ownership percentage of United Fire Group, Inc. as they held of United Fire & Casualty Company immediately prior to the Reorganization. On February 2, 2012, shares of United Fire Group, Inc. common stock commenced trading on the NASDAQ Global Select Market under the ticker symbol "UFCS."
The directors and executive officers of United Fire Group, Inc. immediately following the Reorganization were the same individuals who were directors and executive officers, respectively, of United Fire & Casualty Company immediately prior to the Reorganization.
As of immediately following the Reorganization, United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of seven subsidiaries: United Life Insurance Company, Addison Insurance Company, Mercer Insurance Group, Inc., Lafayette Insurance Company, United Fire & Indemnity Company, American Indemnity Financial Corporation and United Real Estate Holdings Company, LLC.
In addition, Mercer Insurance Group, Inc. owns 100 percent of two subsidiaries: Mercer Insurance Company and Financial Pacific Insurance Group, Inc. Mercer Insurance Company owns 100 percent of two subsidiaries: Mercer Insurance Company of New Jersey, Inc. and Franklin Insurance Company. Financial Pacific Insurance Group, Inc. owns 100 percent of one subsidiary: Financial Pacific Insurance Company. United Fire & Indemnity Company has one affiliate: United Fire Lloyds. American Indemnity Financial Corporation owns 100 percent of one subsidiary: Texas General Indemnity Company.

Employees
As of December 31, 2014, we employed 932 full-time employees and 49 part-time employees. We are not a party to any collective bargaining agreement.
Reportable Segments
We report our operations in two business segments: property and casualty insurance and life insurance. Our property and casualty insurance segment is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed reinsurance. Our life insurance segment is comprised of deferred and immediate fixed annuities, universal life insurance products and traditional life insurance products. A table reflecting revenues, net income and assets attributable to our operating segments is included in Part II, Item 8, Note 10 "Segment Information." All intercompany transactions have been eliminated in consolidation.
All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement, with the exception of Texas General Indemnity Company. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance segment consists solely of the operations of United Life Insurance Company.
Available Information
United Fire provides free and timely access to all Company reports filed with the SEC in the Investor Relations section of our website at www.unitedfiregroup.com. Select "Financial Information" and then "SEC Filings" to view the list of filings, which includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
Our Code of Ethics and Business Conduct is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, select "Corporate Governance" and then "Code of Ethics and Business Conduct."
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional locations: Westminster, Colorado, a suburb of Denver; Webster, Texas; Pennington, New Jersey; Los Angeles, California and Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies and by approximately 1,000 independent life agencies.

Property and Casualty Insurance Segment
In 2014, 2013 and 2012 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2014	2013	2012	2014	2013	2012
Texas	$122,559	$104,775	$88,046	14.6%	13.9%	12.9%
Iowa	97,790	92,976	83,906	11.7	12.3	12.3
California	92,754	79,326	79,485	11.1	10.5	11.6
New Jersey	51,436	51,992	47,859	6.1	6.9	7.0
Missouri	50,704	47,787	44,736	6.0	6.3	6.6
Illinois	41,760	38,012	35,237	5.0	5.0	5.2
Colorado	40,291	36,014	31,790	4.8	4.8	4.7
Minnesota	39,844	33,434	28,504	4.8	4.4	4.2
Louisiana	36,733	36,352	38,508	4.4	4.8	5.6
All Other States	264,712	233,926	204,319	31.5	31.1	29.9
Direct Statutory Premiums Written	$838,583	$754,594	$682,390	100.0%	100.0%	100.0%

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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We estimate property and casualty insurance agencies will receive profit-sharing payments of $17.6 million in 2015, based on profitable business produced by the agencies in 2014. In 2014 for 2013 business, agencies received $19.2 million in profit-sharing payments and in 2013 for 2012 business, agencies received $16.9 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average tenure of approximately 11.3 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Life Insurance Segment

Our life insurance subsidiary markets its products primarily in the Midwest, East Coast and West. In 2014, 2013 and 2012 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2014	2013	2012	2014	2013	2012
Iowa	$69,543	$64,906	$60,761	34.4%	38.8%	38.8%
Wisconsin	22,411	13,939	14,505	11.1	8.3	9.3
Minnesota	20,325	16,074	16,987	10.1	9.6	10.8
Illinois	19,428	19,375	16,312	9.6	11.6	10.4
Nebraska	11,382	11,080	9,192	5.6	6.6	5.9
All Other States	58,887	41,923	38,800	29.2	25.1	24.8
Direct Statutory Premiums Written	$201,976	$167,297	$156,557	100.0%	100.0%	100.0%
Competition
We encounter significant competition in all lines of our life and fixed annuity business from other life insurance companies and other providers of financial services. Since our products are marketed exclusively through independent life insurance agencies that typically represent more than one company, we face competition within our agencies. Competitors include companies that market their products through agents, as well as companies that sell directly to their customers. The exact number of competitors within the industry is not known.
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
OPERATING SEGMENTS
Information specific to the reportable business segments in our operations, including products, pricing and seasonality of premiums written is incorporated by reference from Note 10 "Segment Information" contained in Part II, Item 8, "Financial Statements and Supplementary Data." Additionally, for a detailed discussion of our operating results by segment, refer to the "Consolidated Results of Operations" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REINSURANCE
Incorporated by reference from Note 4 "Reinsurance" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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

Liabilities for loss and loss settlement expenses reflect management's best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported ("IBNR"), based on known facts, circumstances, and historical trends.

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer delays for claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the adequacy of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

On a quarterly basis, United Fire's internal actuary performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money. There are no material differences between our reserves established under U.S. generally accepted accounting principles ("GAAP") and our statutory reserves.

The following table illustrates the change in our estimate of loss reserves for our property and casualty insurance companies for the years 2004 through 2014. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to project future redundancies or deficiencies based on this table.

(In Thousands)
Years Ended December 31,	2004	2005	2006	2007	2008	2009	2010	2011 (1)	2012	2013	2014
Gross liability for loss and loss settlement expenses	$464,889	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090	$945,051	$971,911	$960,651	$969,437
Ceded loss and loss settlement expenses	28,609	60,137	40,560	38,800	52,508	33,754	39,000	120,359	103,870	75,150	63,757
Net liability for loss and loss settlement expenses	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501	$905,680
Cumulative net paid as of:
One year later	$110,016	$230,455	$148,593	$140,149	$195,524	$165,046	$146,653	$194,156	$216,026	$241,981
Two years later	166,592	321,110	235,975	265,361	304,622	260,872	230,800	317,623	367,456
Three years later	213,144	380,294	332,768	345,092	373,765	312,451	283,837	422,458
Four years later	242,579	456,919	390,763	392,676	406,773	347,682	327,497
Five years later	264,015	502,455	422,669	416,656	429,477	372,868
Six years later	276,214	527,136	441,202	434,437	448,097
Seven years later	282,654	540,740	456,089	448,506
Eight years later	287,825	553,035	467,239
Nine years later	294,034	561,708
Ten years later	300,105
Net liability re-estimated as of:
End of year	$436,280	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501	$905,680
One year later	358,796	534,998	433,125	457,831	559,816	526,413	502,995	751,265	810,554	828,757
Two years later	330,137	508,774	453,474	502,177	547,824	497,136	457,532	749,491	795,328
Three years later	319,335	538,451	497,629	503,992	537,912	461,677	431,213	741,455
Four years later	326,340	574,484	500,071	503,720	514,763	446,825	417,962
Five years later	327,626	582,343	507,507	494,027	503,175	439,961
Six years later	327,741	592,772	503,510	487,514	499,302
Seven years later	322,875	589,661	498,735	488,692
Eight years later	320,893	586,083	502,926
Nine years later	317,822	589,873
Ten years later	323,512
Net redundancy (deficiency)	$112,768	$(29,910)	$(24,600)	$(31,409)	$34,299	$132,330	$146,128	$83,237	$72,713	$56,744
Net re-estimated liability	323,512	589,873	502,926	488,692	499,302	439,961	417,962	741,455	795,328	828,757
Re-estimated ceded loss and loss settlement expenses	$37,476	$97,449	$64,041	$58,597	$69,306	$54,549	$56,980	$91,315	$88,247	$72,908
Gross re-estimated liability	$360,988	$687,322	$566,967	$547,289	$568,608	$494,510	$474,942	$832,770	$883,575	$901,665
Gross redundancy (deficiency)	$103,901	$(67,222)	$(48,081)	$(51,206)	$17,501	$111,535	$128,148	$112,281	$88,336	$58,986
(1) Amounts shown in the 2011 column of the table include both 2011 and prior to 2011 accident year development for Mercer Insurance Group, which was acquired on March 28, 2011 and accounted for in accordance with ASC 805 Business Combinations.
For a more detailed discussion of our loss reserves, refer to the "Critical Accounting Policies" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 "Reserves for Losses and Loss Settlement Expenses" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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
For further discussion of our life insurance segment's reserves, refer to the "Critical Accounting Policies" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
INVESTMENTS
Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Investments" and "Critical Accounting Policies"; Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk"; and Note 1 "Significant Accounting Policies" under the headings "Investments," Note 2 "Summary of Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our shareholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination; the licensing of insurance agents and adjusters; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.
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
Most states have now adopted version of the Model Insurance Holding Company System Regulation Act and Regulation as amended by the National Association of Insurance Commisssioners ("NAIC") in December 2010 (the "Amended Model Act") to introduce the concept of "enterprise risk" within an insurance company holding system.

Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act imposes more extensive informational requirements on us, including requiring us to prepare an annual enterprise risk report that identifies the material risks within our insurance company holding system that could pose enterprise risk to our licensed insurers. Compliance with new reporting requirements under the Amended Model Act began for us in 2014 for the 2013 fiscal year.
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an extraordinary dividend as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the "Market Information" section of Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities," and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2014.
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
Typically, states assess each solvent association member with an amount related to that member's proportionate share of business written by all association members within the state. Most state guaranty associations allow solvent insurers to recoup the assessments they are charged through future rate increases, surcharges or premium tax credits.

However, there is no assurance that we will ultimately recover these assessments. We cannot predict the amount and timing of any future assessments or refunds under these laws.
Shared Market and Joint Underwriting Plans
State insurance regulations often require insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. These are mechanisms that generally provide applicants with various types of basic insurance coverage that may not otherwise be available to them through voluntary markets. Such mechanisms are most commonly instituted for automobile and workers' compensation insurance, but many states also mandate participation in Fair Access to Insurance Requirements ("FAIR") Plans or Windstorm Plans, which provide basic property coverage. Participation is based upon the amount of a company's voluntary market share in a particular state for the classes of insurance involved. Policies written through these mechanisms may require different underwriting standards and may pose greater risk than those written through our voluntary application process.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2014, all of our insurance companies had capital in excess of the required levels.
Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), and the Patient Protection and Affordable Care Act.
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

Dodd-Frank expanded the federal presence in insurance oversight and may increase regulatory requirements that are applicable to us. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed with insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also established the Federal Insurance Office within the U.S. Department of the Treasury that is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.
Dodd-Frank also contains a number of provisions related to corporate governance and disclosure matters. In response to Dodd-Frank, the SEC has adopted or proposed, rules regarding director independence, director and officer hedging activities, executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay equity disclosures, and shareholder proxy access. We continue to monitor developments under Dodd-Frank and their impact on us, insurers of similar size and the insurance industry as a whole.
The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act may increase our operating costs and underwriting losses. This landmark legislation continues to result in numerous changes within the health care industry that could create additional operating costs for us, particularly with respect to our workers' compensation products.
FINANCIAL STRENGTH AND ISSUER CREDIT RATING
Our financial strength, as measured by statutory accounting principles, is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders' surplus requirements. An insurer's financial strength rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. This rating can also affect an insurer's level of premium writings, the lines of business it can write and, for insurers like us that are also public registrants, the market value of its securities.
Except for one non-pooled insurance subsidiary that is in run-off status, our property and casualty insurers are rated by A.M. Best Company ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) rating from A.M. Best. A.M. Best has designated our non-pooled insurance subsidiary in run-off as NR-3 (Rating Procedure Inapplicable). Our life insurance subsidiary has received an "A-" (Excellent) rating from A.M. Best. According to A.M. Best, companies rated "A" and "A-" have "an excellent ability to meet their ongoing obligations to policyholders."
A.M. Best also assigns issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best, except for our non-pooled subsidiary which is in run-off status, and therefore not rated. Our life insurance subsidiary has received an issuer credit rating of "a-" from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."

ITEM 1A. RISK FACTORS
We provide readers with the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from our historic or anticipated results. We could also be adversely affected by other factors, in addition to those listed here. Additional information concerning factors that could cause actual results to differ materially from those contained in the forward-looking statements is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Long-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change; a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. While the emerging science regarding climate change and its connection to extreme weather events continues to be debated, in recent years there has been an increase in frequency and severity of tornadoes and hailstorms, and hurricanes are now impacting areas further inland than experienced in the recent past. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk.
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
Actual loss and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings, which could indicate that premium levels were insufficient. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements and our financial strength rating or the financial strength ratings of our insurance company subsidiaries could be downgraded.
For a detailed discussion of our reserving process and the factors we consider in estimating reserves, refer to the "Critical Accounting Policies" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our geographic concentration in both our property and casualty insurance and life insurance segments ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 49.5 percent of the direct statutory premiums written for the property and casualty insurance segment in 2014: Texas (14.6 percent), Iowa (11.7 percent), California (11.1 percent), New Jersey (6.1 percent) and Missouri (6.0 percent). The following states provided 70.8 percent of the direct statutory premiums written for the life insurance segment in 2014: Iowa (34.4 percent), Wisconsin (11.1 percent), Minnesota (10.1 percent), Illinois (9.6 percent) and Nebraska (5.6 percent).
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

Unauthorized data access, cyber attacks and other security breaches could have an adverse impact on our business and reputation.
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
Cyber attacks involving these systems, or those of our third party vendors, could be carried out remotely and from multiple sources and could interrupt, damage, or otherwise adversely affect the operations of these critical systems. Cyber attacks could result in the modification or theft of data, the distribution of false information, or the denial of service to users. Threats to data security can emerge from a variety of sources and change rapidly, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.
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
Although, to date, we do not believe we have experienced any material cyber attacks, the occurrence, scope and effect of any cyber attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverages; however, our insurance may be insufficient to cover all losses and expenses related to a cyber attack.
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
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our board of directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (97.8 percent at December 31, 2014) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (90.2 percent at December 31, 2014) consists of fixed income securities, primarily corporate and municipal bonds (61.8 percent at December 31, 2014). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our equity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

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

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (24.0 percent at December 31, 2014) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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
We are subject to certain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of these issues include:

•	judicial expansion of policy coverage and the impact of new theories of liability;

•	an increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices;

•	medical developments that link health issues to particular causes, resulting in liability or workers' compensation (for example, cumulative trauma);

•	claims relating to unanticipated consequences of current or new technologies;

•	an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions;

•	claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and

•	adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.

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
We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, leading to a decrease in our premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements. Additionally, a ratings downgrade could materially increase the number of surrenders for all or a portion of the net cash values by the owners of policies and contracts we have issued, and materially increase the number of withdrawals by policyholders of cash values from their policies.
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
In addition to exposure to credit risk related to our investment portfolio, we are exposed to credit risk in several other areas of our business operations, including from:

•
our reinsurers, who are obligated to us under our reinsurance agreements. See the risk factor titled "Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all," for a discussion of the credit risk associated with our reinsurance program;

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

•
Regulation of insurance rates, fees and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. When our loss ratio compares favorably to that of the industry, state regulatory authorities may resist or delay our efforts to raise premium rates, even if the property and casualty industry generally is not experiencing regulatory resistance to premium rate increases. If premium rate increases we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by state insurance departments, our ability to offer new products and grow our business in that state could be substantially impaired.

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

•
Risk-based capital and capital adequacy requirements. Our insurance company subsidiaries and affiliate are subject to risk-based capital requirements that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Any failure to meet applicable risk based capital requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

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

•
State and federal tax laws. Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. The U.S. Congress has, from time to time, considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value within life insurance and nonqualified annuity contracts. Enactment of this legislation, including a simplified "flat tax" income structure with an exemption from taxation for investment income, could result in fewer sales of our insurance, annuity and investment products.

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

•
Terrorism Risk Insurance. On January 12, 2015, President Obama signed into law The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"). TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). For further information about TRIPRA and its effect on our operations, refer to the information in the "Consolidated Results of Operations" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

•
Accounting standards. We prepare our consolidated financial statements in conformity with GAAP, which is periodically revised and/or expanded by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). These principles are subject to interpretation by the SEC and various other bodies formed to interpret and create appropriate accounting principles and guidance. The FASB is currently working on several joint projects in conjunction with the International Accounting Standards Board ("IASB") that could result in a convergence of GAAP with International Financial Reporting Standards. These projects may result in significant changes to GAAP. Changes in GAAP and financial reporting requirements, or the interpretation of GAAP or those requirements, may have an impact on the content and presentation of our financial results and could have adverse consequences on our financial results, including lower reported results of operations and shareholders' equity and increased volatility and decreased comparability of our reported results with our historic results and with the results of other insurers. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation of and ongoing compliance with those standards. Additional information regarding recently proposed and adopted accounting standards and their potential impact on us is set forth in Note 1 “Summary of Significant Accounting Policies” to Part II, Item 8, “Financial Statements and Supplementary Data.”

•
Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank"), the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. While the federal government has not historically regulated the insurance business, in 2010 Dodd-Frank established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, monitor aspects of the insurance industry, identify issues with regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. While certain details and much of the impact of Dodd-Frank will not be known for some time, Dodd-Frank and other federal regulation adopted in the future may impose burdens on us, including impacting the ways we conduct our business, increasing compliance costs and duplicating state regulation. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

•
U.S. Social Security Administration's Death Master File. We have received regulatory inquiries from certain state insurance regulators relating to compliance with unclaimed property laws and the use of data available on the U.S. Social Security Administration's Death Master File (or a similar database) to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that other jurisdictions may pursue similar inquiries and that such inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2014, we ceded premium written of $50.3 million to our reinsurers.
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
Our business depends on our employees' or vendors' ability to perform necessary business functions, such as processing new and renewal policies, providing customer service, making claims payments, facilitating collections and cancellations and performing actuarial functions necessary for pricing and product development. We increasingly rely on technology and systems to accomplish these business functions in an efficient and uninterrupted fashion. Our inability to access our facilities or a failure of technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis or affect the accuracy of transactions. If sustained or repeated, such a business interruption or system failure could result in a deterioration of our ability to write and process new and renewal business, serve our agents and policyholders or perform other necessary business functions as discussed above.
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
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. In the event our current internal sources of liquidity do not satisfy our needs, we have entered into a $100.0 million revolving unsecured credit facility that we can access. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
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
We may experience difficulty in integrating future acquisitions to our operations.
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
The determination of the amount of impairments taken on our investments requires estimates and assumptions which are subject to differing interpretations and could materially impact our results of operations or financial position.
The determination of the amount of impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.
Additionally, our management considers a wide range of factors about the instrument issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the instrument and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential.
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
State insurance laws limit the ability of insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. The actual ability to pay dividends may further be constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary state insurance regulator are generally limited to amounts determined by a formula which varies by jurisdiction. Extraordinary dividends on the other hand require prior regulatory approval by the insurance subsidiaries' domiciliary state insurance regulator before they can be made.
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
These provisions of our articles of incorporation and bylaws, and these state laws governing corporations and insurance companies, may discourage potential acquisition proposals. These provisions and state laws may also delay, deter or prevent a change of control of the Company, in particular through unsolicited transactions that some or all of our shareholders might consider to be desirable. As a result, efforts by our shareholders to change the direction or the Company's management may be unsuccessful, and the existence of such provisions may adversely affect market prices for our common stock if they are viewed as discouraging takeover attempts.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own six buildings and related parking facilities in Cedar Rapids, Iowa. Three buildings are used as our corporate headquarters, and three buildings are available to commercial tenants as leased office space. Our corporate headquarters includes: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor (approximately 6.0 percent of the building's square footage) is leased to tenants. In December 2013, we acquired a three-building commercial real estate complex immediately adjacent to our corporate headquarters. This complex includes a three-story office building, a ten-story office building and a one-story office building which are available for lease to commercial tenants (approximately 39.0 percent of the complex's square footage is leased). In December 2014, we entered into a two-year lease for approximately 24,664 square feet of office space in a building across the street from our corporate headquarters. This space will be used by certain of our administrative and property and casualty operations personnel while portions of our corporate headquarters buildings are undergoing renovation. All seven buildings are connected by a skywalk system. We also own a 250-space parking ramp for use by our employees which is located adjacent to our corporate headquarters.
In addition, three of our regional office locations in Lock Haven, Pennsylvania, Pennington, New Jersey, and Rocklin, California, conduct operations in office space that we own. A portion of the Lock Haven (approximately 18.0 percent) and Pennington (approximately 5.0 percent) office space is currently leased to commercial tenants. We also own a tract of land adjacent to the Pennington office.
Our other three regional office locations in Los Angeles, California, Westminster, Colorado, and Webster, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.
The following table shows a brief description of our owned and leased office space as of December 31, 2014. We believe our current facilities are adequate to meet our needs with additional space available for future expansion, if necessary, at each of our owned and leased facilities:

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters – Cedar Rapids, Iowa
118 Second Avenue SE	Corporate Administration, Property and Casualty Segment	Owned	N/A
119 Second Avenue SE	Corporate Administration, Life Insurance Segment	Owned	N/A
109 Second Street SE	Property and Casualty Segment	Owned	N/A
118 Second Street SE	Corporate Administration, Property and Casualty Segment	Leased	January 1, 2017
Commercial Office Complex – Cedar Rapids, Iowa
101 Second Street SE	Commercial Tenants	Owned	N/A
107 Second Street SE	Commercial Tenants	Owned	N/A
119 First Avenue SE	Currently Unoccupied	Owned	N/A
Denver Regional Office – Westminster, Colorado	Property and Casualty Segment	Leased	June 30, 2018
East Coast Regional Office –
Lock Haven Office – Lock Haven, Pennsylvania	Property and Casualty Segment	Owned	N/A
Pennington Office – Pennington, New Jersey	Property and Casualty Segment	Owned	N/A
Specialty Division Office – Los Angeles, California	Property and Casualty Segment	Leased	October 24, 2021
Gulf Coast Regional Office – Webster, Texas	Property and Casualty Segment	Leased	January 15, 2021
New Orleans Claims Office – Metairie, Louisiana	Property and Casualty Segment	Leased	September 30, 2015
West Coast Regional Office – Rocklin, California	Property and Casualty Segment	Owned	N/A

ITEM 3. LEGAL PROCEEDINGS
We are not party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on NASDAQ under the symbol "UFCS." On February 27, 2015, there were 822 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
See Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters" of this Form 10-K, which incorporates by reference our definitive Proxy Statement (the "2015 Proxy Statement") for our annual meeting of shareholders to be held on May 20, 2015. The 2015 Proxy Statement will be filed with the SEC within 120 days after the end of our 2014 fiscal year and is incorporated herein by reference.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2014, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $39.6 million in dividend payments without prior regulatory approval.
The table in the following section shows the quarterly cash dividends declared in 2014 and 2013. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
Additional information about these restrictions is incorporated by reference from Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

Market Information
The following table sets forth the high and low trading price as reported on NASDAQ for our common stock for the calendar periods indicated. These quotations reflect interdealer prices without retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	Share Price		Cash Dividends Declared
	High	Low
2014
Quarter Ended:
March 31	$32.02	$24.15	$0.18
June 30	31.44	26.50	0.20
September 30	30.55	27.36	0.20
December 31	32.70	27.36	0.20
Year-end close: $29.73

2013
Quarter Ended:
March 31	$28.07	$22.11	$0.15
June 30	29.59	23.75	0.18
September 30	32.94	24.90	0.18
December 31	34.21	27.00	0.18
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/14 - 1/31/14	—	$—	—	1,070,117
2/1/14 - 2/28/14	—	—	—	1,070,117
3/1/14 - 3/31/14	—	—	—	1,070,117
4/1/14 - 4/30/14	—	—	—	1,070,117
5/1/14 - 5/31/14	137,405	27.61	137,405	932,712
6/1/14 - 6/30/14	64,111	27.65	64,111	868,601
7/1/14 - 7/31/14	49,900	28.50	49,900	818,701
8/1/14 - 8/31/14	100	28.46	100	1,818,601
9/1/14 - 9/30/14	150,003	28.38	150,003	1,668,598
10/1/14 - 10/31/14	21,658	27.76	21,658	1,646,940
11/1/14 - 11/30/14	9,624	27.88	9,624	1,637,316
12/1/14 - 12/31/14	29,034	28.36	29,034	1,608,282
Total	461,835		461,835
(1) Our share repurchase program was originally announced in August 2007. In August 2014, our Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock through the end of August 2016. This is in addition to the 818,601 shares of common stock remaining under its previous authorization in August 2012.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2009 through December 31, 2014, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2009 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
United Fire Group, Inc.	$100.00	$126.10	$117.65	$130.92	$176.12	$187.72
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 600 P&C Index	100.00	121.93	133.38	144.48	184.14	193.61

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth certain selected financial data derived from the Consolidated Financial Statements of United Fire Group, Inc. and its subsidiaries and affiliates. The data should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data."

(In Thousands, Except Per Share Data)
Years Ended December 31	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Total cash and investments	$3,261,535	$3,142,330	$3,151,829	$3,052,535	$2,662,955
Total assets	3,856,689	3,720,672	3,694,653	3,618,924	3,007,439

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	969,437	960,651	971,911	945,051	603,090
Life insurance	1,447,764	1,472,132	1,498,176	1,476,281	1,389,331
Unearned premiums	378,725	340,464	311,650	288,991	200,341
Total liabilities	3,039,274	2,937,839	2,965,476	2,922,783	2,291,015

Net unrealized investment gains, after tax	149,623	116,601	144,096	124,376	102,649
Repurchase of United Fire Group, Inc. common stock	(12,942)	(1,644)	(7,301)	(12,433)	(6,280)
Total stockholders' equity	817,415	782,833	729,177	696,141	716,424

Book value per share	32.67	30.87	28.90	27.29	27.35

Consolidated Income Statement Data:
Revenues
Net premiums written	$866,120	$783,463	$720,881	$604,867	$463,892
Net premiums earned	828,330	754,846	694,994	586,783	469,473
Investment income, net of investment expenses	104,609	112,799	111,905	109,494	111,685
Net realized investment gains	7,270	8,695	5,453	6,440	8,489
Other income	1,685	702	891	2,291	1,425
Consolidated revenues	$941,894	$877,042	$813,243	$705,008	$591,072

Losses and loss settlement expenses
Property and casualty insurance	509,811	437,354	439,137	407,831	289,437
Life insurance	26,432	21,461	20,569	22,558	20,359
Amortization of deferred policy acquisition costs (1)	167,449	153,677	141,834	153,176	113,371
Other underwriting expenses (1)	94,871	89,861	81,125	58,757	39,321
Net income	59,137	76,140	40,212	11	47,513

Property and Casualty Insurance Segment Data:
Net premiums written	804,715	722,821	655,331	551,923	414,908
Net premiums earned	766,939	694,192	629,411	533,771	420,373
Net income (loss)	52,376	67,456	33,512	(7,639)	34,726
Combined ratio(2)	97.8%	94.8%	101.2%	112.1%	99.9%

Life Insurance Segment Data:
Net premiums earned	61,391	60,654	65,583	53,012	49,100
Net income	6,761	8,684	6,700	7,650	12,787

Earnings Per Share Data:
Basic earnings per common share	2.34	3.01	1.58	—	1.81
Diluted earnings per common share	2.32	2.98	1.58	—	1.80

Other Supplemental Data:
Cash dividends declared per common share	0.78	0.69	0.60	0.60	0.60

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with Part II, Item 6, "Selected Financial Data" and Part II, Item 8, "Financial Statements and Supplementary Data." Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

It is important to note that our actual results could differ materially from those projected in forward-looking statements. Information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in "Forward-Looking Information" and Part I, Item 1A, "Risk Factors" of this report.

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", "our") and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,000 independent agencies.
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
For 2014, property and casualty business accounted for approximately 92.6 percent of our net premiums earned, of which 91.0 percent was generated from commercial insurance. Life insurance business made up approximately 7.4 percent of our net premiums earned, of which over 63.2 percent was generated from traditional life insurance products.
Pooling Arrangement
All of our property and casualty insurance subsidiaries, with the exception of Texas General Indemnity Company, and our affiliate are members of an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level.
Geographic Concentration
For 2014, approximately 49.5 percent of our property and casualty direct written premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 77.9 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Illinois and Nebraska.

Sources of Revenue and Expense
We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part II, Item 8, Note 10 "Segment Information" to the Consolidated Financial Statements.
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
Catastrophe losses is a commonly used non-GAAP financial measure, which utilizes the designations of the Insurance Services Office (ISO) and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2014	2013	2012
ISO catastrophes	$47,351	$27,222	$58,875
Non-ISO catastrophes (1)	2,328	2,994	5,847
Total catastrophes	$49,679	$30,216	$64,722
(1) Includes international assumed losses.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2014	2013
(In Thousands)	2014	2013	2012	vs. 2013	vs. 2012
Revenues
Net premiums earned	$828,330	$754,846	$694,994	9.7%	8.6%
Investment income, net of investment expenses	104,609	112,799	111,905	(7.3)	0.8
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	(4)	NM	NM
All other net realized gains	7,270	8,834	5,457	(17.7)	61.9
Total net realized investment gains	7,270	8,695	5,453	(16.4)	59.5
Other income	1,685	702	891	140.0	(21.2)
Total revenues	$941,894	$877,042	$813,243	7.4%	7.8%

Benefits, losses and expenses
Losses and loss settlement expenses	$536,243	$458,814	$459,706	16.9%	(0.2)%
Increase in liability for future policy benefits	36,623	37,625	43,095	(2.7)	(12.7)
Amortization of deferred policy acquisition costs	167,449	153,677	141,834	9.0	8.3
Other underwriting expenses	94,871	89,861	81,125	5.6	10.8
Interest on policyholders' accounts	30,245	35,163	41,409	(14.0)	(15.1)
Total benefits, losses and expenses	$865,431	$775,140	$767,169	11.6%	1.0%

Income before income taxes	$76,463	$101,902	$46,074	(25.0)%	121.2%
Federal income tax expense	17,326	25,762	5,862	(32.7)%	NM
Net income	$59,137	$76,140	$40,212	(22.3)%	89.3%
NM = not meaningful
Consolidated Results of Operations
In 2014, the decrease in net income was driven by an increase in losses and loss settlement expenses offset by an increase in property and casualty premium revenue. The increase in losses and loss settlement expenses is primarily attributable to an increase in catastrophe losses from spring and summer convective storms in regions of the U.S. where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business. The increase in property and casualty premium revenue represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lesser extent, new business writings.
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
In 2013, we continued to expand the geographical footprint of our life insurance subsidiary by receiving approval to operate in Nevada, after receiving approval in 2012 to operate in California, Maryland and Delaware, further leveraging the Mercer Insurance Group acquisition. Our life management team continues to improve service to our agents by increasing marketing support and automating life product processes.
At a special meeting held on January 24, 2012, our shareholders approved our reorganization into a new holding company structure. United Fire Group, Inc. has replaced United Fire & Casualty Company as the publicly held corporation, and United Fire & Casualty Company is now a wholly owned subsidiary of United Fire Group, Inc. In addition to creating a more streamlined corporate structure, the new holding company's organizational documents enhanced our shareholders' rights by reducing the percentage of shareholders required to amend our Articles of Incorporation, approve the merger or sale of substantially all Company assets, and call a special meeting. This new structure will potentially provide us with more flexibility to operate and finance our businesses, particularly if we should need to raise capital in the future.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Property and Casualty Insurance Segment

	Years Ended December 31,			% Change
				2014	2013
(In Thousands)	2014	2013	2012	vs. 2013	vs. 2012
Net premiums written	$804,715	$722,821	$655,331	11.3%	10.3%
Net premiums earned	$766,939	$694,192	$629,411	10.5	10.3
Losses and loss settlement expenses	(509,811)	(437,353)	(439,137)	16.6	(0.4)
Amortization of deferred policy acquisition costs	(161,310)	(147,175)	(134,444)	9.6	9.5
Other underwriting expenses	(79,117)	(73,626)	(63,620)	7.5	15.7
Underwriting gain (loss)	$16,701	$36,038	$(7,790)	(53.7)%	NM

Investment income, net of investment expenses	44,236	46,332	41,879	(4.5)%	10.6%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	—	(100.0)%	NM
All other net realized gains	4,177	6,400	1,676	(34.7)	281.9
Total net realized investment gains	4,177	6,261	1,676	(33.3)%	273.6%
Other income	911	88	316	NM	(72.2)%
Income before income taxes	$66,025	$88,719	$36,081	(25.6)%	145.9%

GAAP Ratios:
Net loss ratio (without catastrophes)	60.0%	58.6%	59.5%	2.4%	(1.5)%
Catastrophes - effect on net loss ratio	6.5	4.4	10.3	47.7	(57.3)
Net loss ratio(1)	66.5%	63.0%	69.8%	5.6%	(9.7)%
Expense ratio (2)	31.3	31.8	31.4	(1.6)	1.3
Combined ratio(3)	97.8%	94.8%	101.2%	3.2%	(6.3)%

Statutory Ratios:
Net loss ratio (without catastrophes)	60.2%	58.9%	60.2%	2.2%	(2.2)%
Catastrophes - effect on net loss ratio	6.5	4.4	10.3	47.7	(57.3)
Net loss ratio(1)	66.7%	63.3%	70.5%	5.4%	(10.2)%
Expense ratio (2)	31.4	32.0	31.3	(1.9)	2.2
Combined ratio(3)	98.1%	95.3%	101.8%	2.9%	(6.4)%
NM = not meaningful
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
(2) The GAAP expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business. The statutory expense ratio is calculated in a similar fashion as GAAP but uses net premiums written instead of net premiums earned.
(3) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

For the year ended December 31, 2014, our property and casualty insurance segment reported income before income taxes of $66.0 million compared to income before income taxes of $88.7 million in the same period in 2013. The decrease in income before income taxes during 2014 as compared to 2013 is primarily due to an increase in losses and loss settlement expenses partially offset by a 10.5 percent increase in net premiums earned.

For the year ended December 31, 2013, our property and casualty insurance segment reported income before income taxes of $88.7 million compared to losses before income taxes of $36.1 million in the same period in 2012. The increase in income before income taxes during 2013 as compared to 2012 is primarily a result of a 10.3 percent increase in net premiums earned and a decrease in catastrophe losses discussed in more detail throughout this section.

Premiums
The following table shows our premiums written and earned for 2014, 2013 and 2012:

				% Change
(In Thousands)				2014	2013
Years ended December 31,	2014	2013	2012	vs. 2013	vs. 2012
Direct premiums written	$838,584	$754,594	$682,390	11.1%	10.6%
Assumed premiums written	16,421	18,938	17,181	(13.3)	10.2
Ceded premiums written	(50,290)	(50,711)	(44,240)	(0.8)	14.6
Net premiums written	$804,715	$722,821	$655,331	11.3%	10.3%
Net premiums earned	766,939	694,192	629,411	10.5	10.3
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
Direct Premiums Written
Direct premiums written increased $84.0 million in 2014 as compared to 2013 due to organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lesser extent, new business writings.
Direct premiums written increased $72.2 million in 2013 as compared to 2012 due to organic growth and is the result of a combination of rate increases across most commercial and personal lines and new business writings.
Assumed Premiums Written
Assumed premiums written decreased $2.5 million in 2014 as compared to 2013 due to softening market conditions. We renewed our participation levels in all but one of our active assumed programs and added one new program to replace the lost premium from the program not renewed.
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
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2014, we benefited from softening market conditions that allowed us to cede 0.8 percent less premium while growing direct premiums written by 11.1 percent. For 2013, ceded premiums written increased slightly compared to 2012 due to premium rate increases.

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
Overall, the models indicate increased risk estimates for our exposure to hurricanes in the U.S., but the impact of the models on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, we have implemented more targeted underwriting and rate initiatives in some regions. We will continue to take underwriting actions and/or purchase additional reinsurance as necessary to reduce our exposure.
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
Catastrophe Losses
In 2014, our pre-tax catastrophe losses were $49.7 million, an increase as compared to $30.2 million in 2013, but a decrease as compared to $64.7 million in 2012. The increase in catastrophe losses in 2014 is primarily due to spring and summer convective storms in regions of the U.S. where we conduct much of our business. Our 2014 losses included 26 catastrophes, where our largest single pre-tax catastrophe loss totaled $7.7 million. Our 2013 losses included 29 catastrophes, where our largest single pre-tax catastrophe loss totaled $4.0 million.

Our 2012 losses included Super Storm Sandy, which occurred in October 2012 and represented $25.0 million ($20.0 million direct and $5.0 million assumed) of incurred losses, and 26 other catastrophes, where our largest single pre-tax catastrophe loss totaled $12.3 million.
Catastrophe Reinsurance
In 2014, 2013 and 2012, we did not exceed our catastrophe reinsurance retention level of $20.0 million.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers we do business with must meet the following minimum criteria: capital and surplus of at least $250.0 million and an A.M. Best rating or an S&P rating of at least "A-." If a reinsurer is rated by both rating agencies, then both ratings must be at least an "A-."
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2014:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A+	A+
FM Global	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
MS Frontier	A	A+
Partner Re(1)(2)	A+	A+
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	AA-
SCOR Reinsurance Company(1)(2)	A	A+
Tokio Millennium Re Ltd	A++	AA-

(1)	Primary reinsurers participating in the property and casualty excess of loss programs.

(2)	Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. On January 2015, President Obama signed into law The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"). TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2014 and remains the same for 2015. Our TRIPRA deductible was $89.5 million for 2014 and our TRIPRA deductible will be $99.2 million for 2015. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.

2014 Results
In 2014, our losses and loss settlement expenses were affected by catastrophe losses of $49.7 million in both our direct business and assumed reinsurance business as compared to $30.2 million in 2013 and also by an increase in our non-catastrophe results from an increase in frequency and severity in fire-related losses in our commercial property line of business.
2013 Results
In 2013, our losses and loss settlement expenses were affected by a reduction of $34.5 million in catastrophe losses in both our direct business and assumed reinsurance business as compared to 2012, and also, to a lesser extent, by an improvement in our non-catastrophe results.
2012 Results
In 2012, our losses and loss settlement expenses were affected by catastrophe losses of $64.7 million in both our direct business and assumed reinsurance business. Our non-catastrophe results reflected our favorable development of reserves established for claims that occurred in prior years of $73.4 million.
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

2014 Development

The property and casualty insurance segment experienced $56.7 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2014. The significant drivers of the favorable reserve development in 2014 were our long-tail liability lines, workers' compensation, and automobile (both liability and physical damage), which collectively contributed $54.3 million of the total development. Much of the favorable long-tail liability development came from loss adjustment expense and is attributed to our litigation management initiative. Workers' compensation favorable development was due to the combination of claim reserve decreases along with favorable changes affecting loss adjustment expense. Changes in reserve development patterns have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Loss adjustment expense, closely tied to loss, generally decreases when loss decreases. Commercial auto liability continues to benefit from loss control and re-underwriting initiatives over the past two years as well as favorable changes affecting loss adjustment expense as reserve development patterns also showed a redundancy in reserves along with less need for IBNR claim reserves.

2013 Development

The property and casualty insurance segment experienced $57.5 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2013. The favorable reserve development on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The significant driver of the favorable reserve development in 2013 was the other liability line which contributed $33.5 million of the total, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also, contributing to the favorable reserve development in 2013, only to a lesser extent than the other liability line of business, were workers' compensation, commercial auto liability and surety lines of business, which contributed $7.5 million, $6.3 million and $4.7 million, respectively, to the favorable reserve development.

2012 Development

In 2012 we experienced favorable reserve development of $73.4 million for reserves established for claims that occurred in prior years. The majority of this favorable development is related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability.
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

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2014, 2013 and 2012:

Years ended December 31,	2014			2013			2012
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$228,426	$106,827	46.8%	$199,548	$98,013	49.1%	$197,842	$98,225	49.6%
Fire and allied lines	181,710	148,856	81.9	165,081	95,158	57.6	131,975	110,429	83.7
Automobile	164,537	122,683	74.6	147,026	120,354	81.9	134,682	103,234	76.7
Workers' compensation	88,522	63,425	71.6	81,616	73,179	89.7	68,643	52,017	75.8
Fidelity and surety	19,212	1,597	8.3	18,746	(2,201)	(11.7)	17,713	3,038	17.2
Other	2,741	153	5.6	1,861	126	6.8	991	265	26.7
Total commercial lines	$685,148	$443,541	64.7%	$613,878	$384,629	62.7%	$551,846	$367,208	66.5%

Personal lines
Fire and allied lines	$44,376	$38,644	87.1%	$42,949	$28,235	65.7%	$41,274	$39,319	95.3%
Automobile	23,276	20,571	88.4	22,185	16,872	76.1	20,890	15,372	73.6
Other	994	1,972	198.4	774	2,637	NM	928	(423)	(45.6)
Total personal lines	$68,646	$61,187	89.1%	$65,908	$47,744	72.4%	$63,092	$54,268	86.0%
Reinsurance assumed	$13,145	$5,083	38.7%	$14,406	$4,980	34.6%	$14,473	$17,661	122.0%
Total	$766,939	$509,811	66.5%	$694,192	$437,353	63.0%	$629,411	$439,137	69.8%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 64.7 percent in 2014 compared to 62.7 percent in 2013 and 66.5 percent in 2012. The deterioration in 2014 as compared to 2013 was primarily the result of an increase in catastrophe losses from spring and summer storms in regions of the U.S where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business partially offset by an improvement in the loss ratio for workers' compensation and commercial automobile.
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
Construction Defect Losses
Incurred losses from construction defect claims were $10.1 million in 2014 compared to $13.7 million and $9.6 million in 2013 and 2012, respectively. At December 31, 2014, we had $33.6 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which is calculated at the overall other liability commercial line), which consisted of 1,597 claims. In comparison, at December 31, 2013, we had reserves of $35.8 million, excluding IBNR reserves, consisting of 2,102 claims.
Construction defect claims generally relate to allegedly defective work performed in the construction of structures such as apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. Such claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. The reporting of such claims can be quite delayed due to an extended statute of limitations, sometimes up to ten years. Court decisions have expanded insurers' exposure to construction defect claims as well. Defense costs are also a part of the insured expenses covered by liability policies and can be significant, sometimes greater than the cost of the actual paid claims.

We have exposure to construction defect liabilities in Colorado and surrounding states. We have historically insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we implemented policy exclusions in 2009, later revised in 2010, that exclude liability coverage for contractors performing "residential structural" operations on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. The exclusions do not apply to remodeling or repair of an existing structure. We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints and implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states as a means to reduce our exposure in future years. When offering commercial umbrella coverage for structural residential contractors, limits of liability are typically limited to a maximum of $2.0 million per occurrence. Requests to provide additional insured status for "developers" are declined.

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
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured's property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies.
The deterioration in the net loss ratio in 2014 as compared to 2013 was due to an increase in catastrophe losses from spring and summer storms in regions of the U.S where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business. The improvement in the net loss ratio in 2013 as compared to 2012, was due to an increase in premiums earned in these lines, which increased 25.1 percent to $165.1 million, primarily from organic growth.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. The improvement in our commercial automobile insurance line in 2014 as compared to 2013 was primarily due to favorable results from loss control and re-underwriting initiatives which focused on under-performing accounts and agents. The deterioration in our commercial automobile insurance line in 2013 as compared to 2012 was the result of an increase in claim frequency.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts.
The improvement in our workers' compensation line of business in 2014 as compared to 2013 was due to the combined effects of lower claim frequency and favorable reserve development from previously reported claims. The deterioration in our workers' compensation line of business in 2013 was the result of an increase in claim frequency. Generally changes in experience year-over-year in this line are considered normal fluctuations that typically occur in the workers' compensation line of business.
The challenges faced by workers' compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Despite these pricing issues, we continue to believe that we can improve the results of this line of business. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intention of increasing the quality of our workers' compensation book of business. We are currently using these modeling analytics to assist us in risk selection, and we will continue to evaluate the model results.
Fidelity and Surety
Our surety products guarantee performance and payment by our bonded principals. Our contract bonds protect owners from failure to perform on the part of our principals. In addition, our surety bonds protect material suppliers and subcontractors from nonpayment by our contractors. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access.

In 2014, the loss ratio increased as compared to 2013 which experienced a decrease in claim frequency along with a release of IBNR reserves as a result of actual emergence of paid losses being less than expected. This resulted in the negative loss ratio in 2013. The 2014 loss ratio improved compared to 2012 which experienced an increase in losses and loss settlement expenses, which is primarily the result of one large claim.

During 2014 and 2013, there were no claims that exceeded our $1.5 million reinsurance retention level. During 2012, there was one claim that exceeded our $1.5 million reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. In 2014, the net loss ratio increased 16.7 percentage points compared to 2013. The change was primarily due to catastrophe loss experience from spring and summer storms in the U.S. in 2014. In 2013, catastrophe activity decreased resulting in a decrease in the net loss ratio as compared to 2012. Rate increases in the fire and allied lines are the primary driver of the increased premiums while retention remained relatively unchanged.
We will continue pursuing opportunities to grow our personal lines business in the future. We have added within our CATography™ Underwriter tool the ability to determine whether the premium we charge for an exposure is adequate in areas where hurricanes and earthquakes occur. We have also implemented predicative analytics and data prefill for our personal automobile line. Data prefill is a data accessing methodology that allows for a more complete profile of our customers at the agent's point of sale during the quotation process. We also plan to implement predictive analytics and data prefill for our homeowners line.
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio deterioration in 2014 was due to a combination of an increase in catastrophe losses and from an increase in frequency and severity in fire-related losses. The net loss ratio improvement in 2013 was driven by a decrease in catastrophe losses. The net loss ratio in 2012 was impacted by catastrophe losses associated with Super Storm Sandy as well as the adverse reserve development from Thailand floods.

In 2014, we renewed our participation in all but one of our assumed programs and added one new program to our portfolio. We increased participation in one program in our assumed portfolio to replace lost premium from the program not renewed.

In 2013, we renewed our participation in all but one of our assumed programs and added two new programs to our portfolio. Losses and loss settlement expenses assumed decreased in 2013 as compared to 2012 primarily due to a decrease in catastrophe losses. We added two new programs to replace the lost premium from the program not renewed and to take advantage of areas where we had exposure capacity.  One of the new programs has worldwide exposure and the other has exposure in the United Kingdom and Japan.

In 2012, we renewed our participation in all of our assumed programs although with reduced participation in programs with heavier Northeast U.S. exposure, in response to the exposure added in this region from the Mercer Insurance Group acquisition. Losses and loss settlement expenses were elevated from historic levels due to several natural disasters, primarily the Thailand floods and Super Storm Sandy.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 31.3 percent, 31.8 percent and 31.4 percent for 2014, 2013, and 2012, respectively. The decrease in the underwriting expense ratio in 2014 was primarily due to a decrease in employee compensation and employee benefit costs offset slightly by a decrease in underwriting expenses eligible for deferral due to a deterioration in the profitability of certain lines of business caused by an increase in claims severity. The increase in the underwriting expense ratio in 2013 was primarily driven by an increase in employee benefit costs and an increase in contingent commission expenses.

Life Insurance Segment Results

	Years Ended December 31,			% Change
				2014	2013
(In Thousands)	2014	2013	2012	vs. 2013	vs. 2012
Revenues
Net premiums earned	$61,391	$60,654	$65,583	1.2%	(7.5)%
Investment income, net	60,373	66,467	70,026	(9.2)%	(5.1)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(4)	—%	100.0%
All other net realized gains	3,093	2,434	3,781	27.1%	(35.6)%
Net realized investment gains	3,093	2,434	3,777	27.1%	(35.6)%
Other income	774	614	575	26.1%	6.8%
Total revenues	$125,631	$130,169	$139,961	(3.5)%	(7.0)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$26,432	$21,461	$20,569	23.2%	4.3%
Increase in liability for future policy benefits	36,623	37,625	43,095	(2.7)%	(12.7)%
Amortization of deferred policy acquisition costs	6,139	6,502	7,390	(5.6)%	(12.0)%
Other underwriting expenses	15,754	16,235	17,505	(3.0)%	(7.3)%
Interest on policyholders' accounts	30,245	35,163	41,409	(14.0)%	(15.1)%
Total benefits, losses and expenses	$115,193	$116,986	$129,968	(1.5)%	(10.0)%

Income before income taxes	$10,438	$13,183	$9,993	(20.8)%	31.9%
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (72.8 percent), traditional life products (19.4 percent), universal life products (6.8 percent), and other life products (1.0 percent) comprised our 2014 life insurance premium revenues, as determined on the basis of statutory accounting principles. We do not write variable annuities or variable insurance products.

Income before income taxes for our life insurance segment totaled $10.4 million in 2014 compared to $13.2 million in 2013 and $10.0 million in 2012. The decrease in net income before income taxes from 2013 to 2014 is primarily a result of a decrease in net investment income and an increase in losses and loss settlement expenses due to an increase in death benefits paid, which were partially offset by a decrease in interest on policyholders' accounts which is due to continued net withdrawals of annuity products and a decline in the increase in liability for future policy benefits as a result of a decline in sales of single premium whole life products.
In 2014, net investment income decreased 9.2 percent as compared to 2013 and decreased 5.1 percent in 2013 as compared to 2012. This was due to a decrease in the reinvestment interest rates from the the continued low interest rate environment and, to a lesser extent, a decrease in invested assets resulting from negative cash flows on annuity products. For discussion of our consolidated investment results, see the "Investments" section contained in this Item.
Net premiums earned increased 1.2 percent in 2014 as compared to 2013 due in part to an increase in the sale of single premium immediate annuities. Net premiums earned were 7.5 percent lower in 2013 as compared to 2012 primarily due to a decrease in sales of single premium whole life products.

Amortization of deferred policy acquisition costs decreased 5.6 percent in 2014 as compared to 2013 primarily as a result of lower sales and fewer costs being deferred.

Underwriting expenses decreased 3.0 percent in 2014 as compared to 2013 due to a decrease in single premium whole life commissions related to the decrease in premiums as previously mentioned.

Deferred annuity deposits increased 34.0 percent in 2014, as compared to 2013, due to crediting rate increases which occurred in the latter half of 2013. Deferred annuity deposits decreased 24.8 percent in 2013 as compared to 2012 as we lowered the credited rate offered during the low interest rate environment.

Net cash outflow related to the Company's annuity business was $77.7 million in 2014 and 2013, respectively, compared to a net cash outflow of $42.3 million in 2012. This result is attributed to the activity described previously.
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
Federal Income Taxes
We reported a federal income tax expense of $17.3 million, $25.8 million and $5.9 million in 2014, 2013, and 2012, respectively. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2014, we had a net operating loss ("NOL") carryforward of $6.3 million, which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2015.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $1.8 million at December 31, 2014. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.5 million in 2014 due to the realization of $1.6 million in NOLs.
As of December 31, 2014, we had no alternative minimum tax ("AMT") credit carryforwards.

INVESTMENTS
Investment Environment

Interest rate volatility increased, the U.S. yield curve flattened, and longer maturity treasury rates fell consistently throughout 2014.  The U.S. 30-year bond returned over 29 percentage points and, with the yield declining from 3.97 percent to 2.96 percent, helped most fixed income sectors produce solid returns for the year.  That said, U.S. economic performance was positive overall, particularly in the areas of job creation with an overall decrease in the unemployment rate and an increase in output. U.S. energy production grew significantly for most of 2014, which helped boost consumer sentiment and domestic production of goods and services year-over-year. Annualized U.S. Gross Domestic Product ("GDP") increased to 2.6 percent in 2014. The Federal Reserve (the "FED") ended its latest bond buying program in October 2014 as planned, and began the process of policy normalization. All-in-all however, weaker foreign economies, lower inflation and global easing were too much to overcome and government yields fell during the year. Corporate default rates hovered near cyclical lows, although there has been an uptick in downgrades and defaults in the leveraged energy space due to the collapse in oil prices that occurred during the second half of 2014.  Aside from the oil and gas industry, risk premiums fell across most fixed income asset classes with spreads declining due to a very strong demand for yield. Finally, equity investors remained bullish enough on U.S. stocks to produce annual double-digit returns once again. Market consensus now is that rates will stay low, and the investment environment remains dominated by central banks aggressively fighting disinflation and sluggish real growth.
Investment Philosophy

The Company's assets are invested to meet liquidity needs and maximize after-tax returns while maintaining an appropriate balance of risk. The return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program. Our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, active management of our available-for-sale portfolio is considered necessary to achieve portfolio objectives and maximize risk-adjusted returns as market conditions change.

We work with our insurance company subsidiaries to develop an appropriate investment strategy that aligns with their business needs and supports United Fire's strategic plan and risk appetite.  The portfolio is structured so as to be in compliance with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.  All but a small portion of our investment portfolio is managed internally.
Investment Portfolio
Our invested assets at December 31, 2014 totaled $3.2 billion, compared to $3.1 billion at December 31, 2013, an increase of $120.8 million. At December 31, 2014, fixed maturity securities and equity securities comprised 90.2 percent and 7.9 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2014 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to-maturity	$256	—%	$141	—%	$397	—%
Available-for-sale	1,278,778	82.2	1,564,301	96.8	2,843,079	89.7
Trading securities	16,862	1.1	—	—	16,862	0.5
Equity securities:
Available-for-sale	217,558	14.0	28,285	1.7	245,843	7.8
Trading securities	4,066	0.3	—	—	4,066	0.1
Mortgage loans	—	—	4,199	0.3	4,199	0.1
Policy loans	—	—	5,916	0.4	5,916	0.2
Other long-term investments	36,942	2.4	13,482	0.8	50,424	1.6
Short-term investments	175	—	—	—	175	—
Total	$1,554,637	100.0%	$1,616,324	100.0%	$3,170,961	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2014, we classified $2.8 billion, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.6 percent, at December 31, 2013. Available-for-sale securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2014 and 2013, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at December 31, 2014 and 2013. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2014		December 31, 2013
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$896,367	31.4%	$761,017	27.5%
AA	637,305	22.3	537,527	19.5
A	621,293	21.7	564,396	20.4
Baa/BBB	641,497	22.4	830,735	30.1
Other/Not Rated	63,876	2.2	68,177	2.5
	$2,860,338	100.0%	$2,761,852	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities, at December 31, 2014 and 2013 was 5.0 years.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities was 4.8 years at December 31, 2014 compared to 4.9 years at December 31, 2013.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2014	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$55	$55	$58,048	$58,602	$2,783	$3,437
Due after one year through five years	200	200	521,106	546,134	6,157	6,685
Due after five years through 10 years	—	—	246,367	255,005	1,894	2,322
Due after 10 years	—	—	285,822	290,235	3,529	4,418
Asset-backed securities	—	—	549	709	—	—
Mortgage-backed securities	1	1	15,224	15,673	—	—
Collateralized mortgage obligations	—	—	111,782	112,420	—	—
	$256	$256	$1,238,898	$1,278,778	$14,363	$16,862

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at December 31, 2014 was 5.2 years compared to 5.0 years at December 31, 2013.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2014	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$213,250	$216,146
Due after one year through five years	—	—	317,398	329,157
Due after five years through 10 years	—	—	566,838	576,248
Due after 10 years	—	—	209,783	213,687
Asset-backed securities	—	—	2,192	2,309
Mortgage-backed securities	141	148	1,897	1,885
Collateralized mortgage obligations	—	—	223,310	224,869
	$141	$148	$1,534,668	$1,564,301

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income decreased 7.3 percent in 2014, compared with the same period of 2013, due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. Our property and casualty insurance segment holds certain investments in limited liability partnerhsips that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2014 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2014 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Our investment results are summarized in the following table:

(In Thousands)				% Change
				2014	2013
As of and for the Years Ended December 31,	2014	2013	2012	vs. 2013	vs. 2012
Investment income, net	$104,609	$112,799	$111,905	(7.3)%	0.8%
Net realized investment gains (losses)
Other-than-temporary impairment charges	$—	$(139)	$(4)	NM	NM
All other net realized gains	7,270	8,834	5,457	(17.7)	61.9
Total net realized investment gains	$7,270	$8,695	$5,453	(16.4)%	59.5%
Net unrealized investment gains, after tax	$149,623	$116,601	$144,096	28.3%	(19.1)%
NM=not meaningful
Net Investment Income
In 2014, our investment income, net of investment expenses, decreased $8.2 million to $104.6 million as compared to 2013, primarily due to a decrease in value of investments that are accounted for under the equity method of accounting and from declining investment yields.
In 2013, our investment income, net of investment expenses, increased $0.9 million to $112.8 million as compared to 2012, primarily due to an increase in value of investments that are accounted for under the equity method of accounting partially offset by the impact of low investment yields.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2014	2013	2012
Investment income
Interest on fixed maturities	$97,969	$101,950	$108,517
Dividends on equity securities	6,602	5,806	5,354
Income on other long-term investments
Interest	1,927	1,194	232
Change in value (1)	1,917	7,030	2,562
Interest on mortgage loans	252	266	279
Interest on short-term investments	5	6	10
Interest on cash and cash equivalents	255	239	290
Other	1,998	1,632	825
Total investment income	$110,925	$118,123	$118,069
Less investment expenses	6,316	5,324	6,164
Investment income, net	$104,609	$112,799	$111,905

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2014, 88.3 percent of our gross investment income originated from interest on fixed maturities, compared to 86.3 percent and 91.9 percent in 2013 and 2012, respectively.

The following table details our annualized yield on average invested assets for 2014, 2013 and 2012, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2014	$3,143,502	$104,609	3.3%
2013	3,088,962	112,799	3.7
2012	3,026,267	111,905	3.7
Net Realized Investment Gains and Losses
In 2014, 2013 and 2012, we reported net realized investment gains of $7.3 million, $8.7 million and $5.5 million, respectively. The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2014	2013	2012
Net realized investment gains (losses)
Net realized gains (losses):
Fixed maturities:
Held-to-maturity	$—	$1	$12
Available-for-sale	3,353	3,211	3,408
Trading securities
Change in fair value	609	1,183	683
Sales	1,339	788	406
Equity securities:
Available-for-sale	1,732	3,739	698
Trading securities
Change in fair value	238	(126)	250
Sales	(1)	38	—
Other-than-temporary-impairment charges:
Fixed maturities	—	(139)	—
Equity securities	—	—	(4)
Total net realized investment gains	$7,270	$8,695	$5,453
Net Unrealized Investment Gains and Losses
As of December 31, 2014, net unrealized investment gains, after tax, totaled $149.6 million, compared to $116.6 million and $144.1 million as of December 31, 2013 and 2012, respectively. The increase in unrealized gains in 2014 resulted from an increase in the fair value of both the fixed maturity portfolio and the equity portfolio. The decrease in unrealized gains in 2013 resulted from a decrease in the fair value of the fixed maturity portfolio partially offset by an increase in the equity portfolio.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2014	2013	2012
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$51,814	$(132,579)	$15,816
Equity securities	15,781	48,176	19,339
Deferred policy acquisition costs	(16,789)	42,102	(4,821)
Income tax effect	(17,784)	14,806	(10,614)
Total change in net unrealized investment gains, net of tax	$33,022	$(27,495)	$19,720
Market Risk
Our Consolidated Balance Sheets include financial instruments whose fair values are subject to market risk. The active management of market risk is integral to our operations. Market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or world political conditions. Our primary market risk exposures are: changes in interest rates, deterioration of credit quality and an unforeseen decrease in liquidity. We also have limited exposure to equity price risk and no foreign exchange risk.
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
Market Risk and Duration
We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will closely match the estimated cash required for the payment of the related reserves. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2014, our life insurance segment had $863.6 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2014. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 1.94 years longer than the projected duration of the liabilities. If interest rates increase by 100 or 200 basis points, the duration of the investments supporting the deferred annuity liabilities would be 3.18 years and 4.41 years longer, respectively, than the projected duration of the liabilities.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2014,	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$55	$55	$55	$55	$55
Corporate bonds - financial services	211	205	200	195	190
Mortgage-backed securities	152	151	149	146	143
Total Held-to-Maturity Fixed Maturities	$418	$411	$404	$396	$388
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$27,657	$26,795	$25,972	$25,187	$24,436
U.S. government agency	371,139	366,633	351,672	322,967	293,937
States, municipalities and political subdivisions	848,397	813,818	778,285	742,967	709,142
Foreign bonds	150,081	144,994	140,173	135,602	131,266
Public utilities	233,188	222,420	212,357	202,961	194,195
Corporate bonds
Energy	148,069	142,459	137,133	132,072	127,285
Industrials	236,559	225,697	215,475	205,859	196,822
Consumer goods and services	194,807	185,605	177,001	168,954	161,430
Health care	97,262	93,016	89,035	85,302	81,803
Technology, media and telecommunications	150,595	142,234	134,529	127,419	120,852
Financial services	244,528	233,784	223,582	213,858	204,702
Mortgage backed securities	17,960	17,888	17,558	16,956	16,130
Collateralized mortgage obligations	372,270	359,766	337,289	309,467	280,857
Asset-backed securities	3,130	3,073	3,018	2,965	2,913
Total Available-For-Sale Fixed Maturities	$3,095,642	$2,978,182	$2,843,079	$2,692,536	$2,545,770
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrial	3,657	3,501	3,352	3,213	3,080
Health care	2,719	2,554	2,425	2,323	2,241
Financial services	6,320	6,176	5,997	5,767	5,535
Technology, media and telecommunications	431	380	338	303	274
Redeemable preferred stock	4,750	4,750	4,750	4,750	4,750
Total Trading Fixed Maturities	$17,877	$17,361	$16,862	$16,356	$15,880
Total Fixed Maturity Securities	$3,113,937	$2,995,954	$2,860,345	$2,709,288	$2,562,038
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

Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2014:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$224,918	$249,909	$274,900
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
We base our investment decisions on the credit characteristics of individual securities; however, we have within our municipal bond portfolio a number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2014 and 2013 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 98.9 percent and 94.9 percent were rated "A" or above, and 87.9 percent and 83.8 percent were rated "AA" or above at December 31, 2014 and 2013, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $88.8 million or 25.8 percent of our insured municipal securities at December 31, 2014, as compared to $114.2 million or 29.7 percent at December 31, 2013. Our five largest indirect exposures to financial guarantors accounted for 74.8 percent and 79.9 percent of our insured municipal securities at December 31, 2014 and 2013, respectively.

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

The following table displays a summary of cash sources and uses in 2014, 2013 and 2012:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2014	2013	2012
Cash provided by (used in)
Operating activities	$151,291	$161,491	$172,076
Investing activities	(58,878)	(101,986)	(111,340)
Financing activities	(94,032)	(74,778)	(97,797)
Net decrease in cash and cash equivalents	$(1,619)	$(15,273)	$(37,061)
Operating Activities
Net cash flows provided by operating activities totaled $151.3 million, $161.5 million and $172.1 million in 2014, 2013 and 2012, respectively. Operating cash flows in 2014 reflect a higher level of property and casualty loss payments. Operating cash flows in 2013 reflect an increase in net withdrawals of annuity products offset by a higher level of property and casualty premiums collected and a lower level of property and casualty loss payments.
Our cash flows from operations were sufficient to meet our liquidity needs for 2014, 2013 and 2012.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and portfolio, see the "Investment Portfolio" section contained in this Item.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.1 billion, or 37.1 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2014, our cash and cash equivalents included $28.1 million related to these money market accounts, compared to $37.8 million at December 31, 2013.
Net cash flows used in investing activities totaled $58.9 million, $102.0 million and $111.3 million in 2014, 2013 and 2012, respectively. In 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $567.7 million compared to $508.3 million and $555.6 million for the same period in 2013 and 2012, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reinvested at lower interest rates as interest rates have been declining during this period.
Our cash outflows for investment purchases totaled $618.4 million in 2014, compared to $601.8 million and $663.8 million for the same period in 2013 and 2012, respectively.
Financing Activities
Net cash flows used in financing activities totaled $94.0 million, $74.8 million and $97.8 million in 2014, 2013 and 2012, respectively. In 2014 and 2013 we had $63.5 million and $58.6 million, respectively, of net annuity withdrawals. In 2012, we repaid the remaining balance of $45.0 million outstanding on our credit facility and we also fully repaid the $15.6 million of trust preferred securities previously issued by Mercer Insurance Group.

Dividends
Dividends paid to shareholders totaled $19.7 million, $17.5 million and $15.3 million in 2014, 2013 and 2012, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2014, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $39.6 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Share Repurchases
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
During 2014, 2013 and 2012, pursuant to authorization by our Board of Directors, we repurchased 461,835; 59,603; and 340,159 shares of our common stock respectively, which used cash totaling $12.9 million in 2014, $1.6 million in 2013 and $7.3 million in 2012. At December 31, 2014, we were authorized to purchase an additional 1,608,282 shares of our common stock under our share repurchase program, which expires in August 2016.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders. KeyBank National Association is the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company is the syndication agent. The four-year credit agreement provides for a $100.0 million unsecured revolving credit facility that includes a $20.0 million letter of credit subfacility and a swing line subfacility in the amount of up to $5.0 million. As of December 31, 2014, there were no balances outstanding under this credit agreement.
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
The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity. As of December 31, 2014, we have not been in default and were in compliance with all covenants of the credit agreement.
Stockholders' Equity
Stockholders' equity increased 4.4 percent to $817.4 million at December 31, 2014, from $782.8 million at December 31, 2013. The increase was primarily attributable to net income of $59.1 million along with an increase in net unrealized investment gains of $33.0 million, net of tax, offset by the change in valuation of our retirement benefit obligations of $29.0 million, stockholder dividends of $19.7 million and share repurchases of $12.9 million. As of December 31, 2014, the book value per share of our common stock was $32.67, compared to $30.87 at December 31, 2013.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2014, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2014:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,030,895	$207,313	$401,312	$334,111	$1,088,159
Loss and loss settlement expense reserves	969,437	325,054	288,306	124,776	231,301
Operating leases	20,999	5,711	10,141	3,686	1,461
Profit-sharing commissions	17,622	17,622	—	—	—
Pension plan contributions	6,352	6,352	—	—	—
Total	$3,045,305	$562,052	$699,759	$462,573	$1,320,921

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, the future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2014.
Loss and Loss Settlement Expense Reserves
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to "Critical Accounting Policies: Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment" in this section for further discussion.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 13 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2014, we estimate property and casualty agencies will receive profit-sharing payments of $17.6 million in 2015.
Pension Plan Payments
We estimated the pension contribution for 2015 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2015, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Funding Commitments
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $11.8 million at December 31, 2014.

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

Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturity securities at amortized cost. We record investments in available-for-sale and trading fixed maturity securities and equity securities at fair value. Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. We record mortgage loans at their unpaid principal balance and policy loans at the outstanding loan amount due from policyholders.
In general, investment securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility risk. Therefore, it is reasonably possible that changes in the fair value of our investment securities that are reported at fair value will occur in the near term and such changes could materially affect the amounts reported in the Consolidated Financial Statements. Also, it is reasonably possible that changes in the value of our investments in trading securities and limited liability partnerships could occur in the future and such changes could materially affect our results of operations as reported in our Consolidated Financial Statements.
Fair Value Measurement
We value our available-for-sale fixed maturity, trading securities, equity securities, short-term investments and money market accounts at fair value in accordance with the current accounting guidance on fair value measurements. We exclude unrealized appreciation or depreciation on investments carried at fair value, with the exception of trading securities, from net income, and report it, net of applicable deferred income taxes, as a component of accumulated other comprehensive income in stockholders' equity.
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

We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2014 properly reflects the fair value of our investments.
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

The fair value of securities that are categorized as Level 2 is determined by management after reviewing fair values obtained from independent pricing services and brokers. These fair values are corroborated by other market observable data. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value.
For further discussion on fair value measurements and disclosures refer to Note 3 "Fair Value of Financial Instruments" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
Other-Than-Temporary Impairment Charges ("OTTI")
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
At December 31, 2014 and 2013, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $13.9 million at December 31, 2014, compared with $59.8 million at December 31, 2013. At December 31, 2014, the largest pre-tax unrealized loss on an individual equity security was $0.1 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."

Deferred Policy Acquisition Costs ("DAC") — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2014 and 2013, our DAC asset was $72.9 million and $67.7 million, respectively.
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
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. Shock losses and large catastrophe losses not expected to continue in the future are excluded from this analysis. This calculation is performed on a quarterly basis. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2014, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2014:

Sensitivity Analysis — Impact of Changes in Assumed Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$1,139	$4,007	$6,606	$14,464
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2014 was $4.0 million and was comparable to the premium deficiency charge of $3.8 million calculated for the same period of 2013.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the successful acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions, premium taxes, and related variable underwriting, agency and policy issue expenses. At December 31, 2014 and 2013, our DAC asset was $66.9 million and $82.4 million, respectively.
We defer and amortize policy acquisition costs on traditional life insurance policies over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. Expected annual premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits.
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The assumptions used to determine expected gross profits include interest rate spread, mortality experience, and expense margins and policy lapse experience. Of these factors, we anticipate that assumptions for investment returns, expenses and persistency are reasonably likely to have a significant impact on the rate of DAC amortization each year. Changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.
We periodically review estimates of expected profitability and evaluate the need to "unlock" or revise the assumptions for the amortization of the DAC asset related to our non-traditional business. The primary assumptions utilized when estimating future profitability relate to interest rate spread, mortality experience and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2014. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$2,561	$(2,685)
Policy lapse experience	1,949	(1,810)
Changes in assumptions	-1%	+1%
Interest rate spread	$(1,649)	$1,589
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders' equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of deferred annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called "shadow" DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2014 and 2013, the "shadow" DAC adjustment decreased our DAC asset by $13.4 million and increased our DAC asset by $3.4 million, respectively.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $969.4 million and $960.7 million at December 31, 2014 and 2013, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $63.8 million for 2014 and $75.2 million for 2013. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2014, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$58,808	$12,033	$18,178	$89,019
Other liability	153,920	124,374	196,065	474,359
Automobile	95,360	27,275	27,330	149,965
Workers' compensation	159,368	8,570	28,142	196,080
Fidelity and surety	3,704	2,520	111	6,335
Miscellaneous	287	571	350	1,208
Total commercial lines	$471,447	$175,343	$270,176	$916,966
Personal lines
Automobile	$7,396	$1,525	$1,938	$10,859
Fire and allied lines	12,430	4,246	4,010	20,686
Miscellaneous	2,143	326	1,098	3,567
Total personal lines	$21,969	$6,097	$7,046	$35,112
Reinsurance assumed	11,291	5,805	263	17,359
Total	$504,707	$187,245	$277,485	$969,437
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
Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs during the policy period, even if the insured reports the loss many years later. For example, some liability claims for construction defect coverage are reported 10 years or more after the policy period, and the workers' compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant's injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change many years after the policy was issued and/or the loss occurred.
Our loss reserves include amounts related to both short-tail and long-tail lines of business. "Tail" refers to the time period between the occurrence of a loss and the ultimate settlement of the claim. A short-tail insurance product is one where ultimate losses are known and settled comparatively quickly. Ultimate losses under a long-tail insurance product are sometimes not known and settled for many years. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary from the reserves initially established. Accordingly, long-tail insurance products can have significant implications on the reserving process.

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
Our long-tail lines of business include workers' compensation and other liability. In addition, certain product lines such as personal and commercial auto, commercial multi-peril and surety include both long-tail coverages and short-tail coverages. For many long-tail liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability than for short-tail coverages.
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
Incurred But Not Reported (IBNR) Reserves

On a quarterly basis, United Fire's internal actuary performs a detailed analysis of IBNR reserves. This analysis uses various loss projection methods (paid and reported loss development) to provide several estimates of ultimate loss (or loss adjustment expense ("LAE")) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our internal actuary to project loss expenses are: paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. In general, results of several methods are averaged together to provide a final point estimate. IBNR estimates are derived by subtracting reported loss from projected ultimate loss.

Senior management meets with our internal actuary and controller quarterly to review the adequacy of carried IBNR reserves based on results from this actuarial analysis and makes adjustments for changes in business and other factors not completely captured by the actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analysis.

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
As an example, if our loss and loss settlement expense reserves of $969.4 million as of December 31, 2014, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $96.9 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2014:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$22,887	$45,773

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2014. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$9,080	$18,161

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,663	$5,327
In 2014, we did not change the key method though which we develop our assumptions on which we based our reserving calculations. In estimating our 2014 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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

Factors that can cause reserve uncertainty in estimating reserves in this line include: reporting time lags; the number of parties involved in the underlying tort action; whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods; the potential dollars involved in the individual claim actions; whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and the potential for mass claim actions.
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
Our reserve for other liability claims at December 31, 2014, is $474.4 million and consists of 5,610 claims, compared with $487.6 million, consisting of 5,592 claims at December 31, 2013. Of the $474.4 million total reserve for other liability claims, $158.3 million is identified as defense costs and $30.6 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2014, we had $33.6 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 1,597 claims. At December 31, 2013, our reserves, excluding IBNR reserves, totaled $35.8 million, which consisted of 2,102 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2014 and 2013, we had $5.0 million and $4.6 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2014 is $196.1 million and consists of 2,551 claims, compared with $186.0 million, consisting of 2,348 claims, at December 31, 2013.
Reserve Development

The following reserve development section should be read in conjunction with the "Consolidated Results of Operations" section of this Item 7.

In 2014, 2013 and 2012, we recognized a favorable development in our net reserves for prior accident years totaling $56.7 million, $57.5 million and $73.4 million, respectively.
The factors contributing to our year-to-year redundancy include: establishing reserves at their ultimate expected loss amount as soon as practicable after information becomes available, which produces, on average, prudently conservative case reserves; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs; case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Property and Casualty Insurance Segment" of the "Consolidated Results of Operations" section in this Item.

The following table details the pre-tax impact on our property and casualty insurance segment's financial results and financial condition of reasonably likely reserve development. Our lines of business that have historically been most susceptible to significant volatility in reserve development have been shown separately and utilize hypothetical levels of volatility of 5.0 percent and 10.0 percent. Our other, less volatile, lines of business have been aggregated and utilize hypothetical levels of volatility of 3.0 percent and 5.0 percent.

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(47,436)	$(23,718)	$23,718	$47,436
Workers' compensation	(19,608)	(9,804)	9,804	19,608
Automobile	(16,082)	(8,041)	8,041	16,082

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(6,909)	$(4,145)	$4,145	$6,909
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2014 and 2013, we engaged the services of Regnier Consulting Group, Inc.

("Regnier") as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2015.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2014 and 2013 were $905.7 million and $885.5 million, respectively. In 2014 and 2013, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
Our reserves for universal life and deferred annuity contracts are based upon the policyholders' current account value. Acquisition expenses are amortized in relation to expected gross profits forecasted based upon current best estimates of anticipated premium income, investment earnings, benefits and expenses. Annually, we review our estimates of reserves and the related DAC asset and compare them with actual experience. Differences between actual experience and the assumptions that we used in the pricing of these policies, guarantees and riders, and in the establishment of the related reserves will result in variances in profit for the underlying contract. The effects of the changes in such estimated reserves are included in our results of operations in the period in which the changes occur.
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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.7 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.8 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.6 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.6 million.
Independent Actuary
We engage an independent actuarial firm to assist us in establishing our future policy benefit reserves for statutory and GAAP reporting and to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using prescribed assumptions which are considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2014 and 2013, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2015.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and postretirement benefit obligation at December 31, 2014, by $28.7 million and $15.4 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2014, by $22.2 million and $12.0 million, respectively.
In addition, for the postretirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the postretirement benefit obligation at December 31, 2014, by $11.7 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2014, by $14.7 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2014, by $1.0 million, while a 100 basis point increase in the rate would decrease benefit expense by $1.0 million, for the same period.
For the postretirement benefit plan, an increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2014, by $2.0 million, while a 100 basis point decrease in the rate would decrease benefit expense by $1.5 million, for the same period.
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
Pending Adoption of Accounting Standards

Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, to disclose the fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2016. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

Troubled Debt Restructuring

In August 2014, the FASB issued updated guidance on the accounting for creditors who are holding receivables with troubled debt restructuring, specifically related to the classification of certain government guaranteed mortgage loans that are in foreclosure. The objective of this update is to provide greater consistency and transparency by addressing the classification of certain foreclosed mortgage loans guaranteed through government programs. The guidance is effective for interim and annual periods beginning after December 15, 2014. The Company will adopt the guidance on January 1, 2015. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations and considering which transition method it will use in implementing the new guidance.
Discontinued Operations
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. The Company will adopt the guidance on January 1, 2015. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.
Departure of Chief Financial Officer; Appointment of Interim Principal Financial Officer
As previously disclosed, effective November 14, 2014, Dianne M. Lyons, our Senior Vice President and Chief Financial Officer, resigned and Kevin W. Helbing, our Assistant Vice President and Controller, assumed the position of Interim Principal Financial Officer. A search for Ms. Lyons' replacement is ongoing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and
Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2014	2013

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $404 in 2014 and $669 in 2013)	$397	$656
Available-for-sale, at fair value (amortized cost $2,773,566 in 2014 and $2,733,557 in 2013)	2,843,079	2,751,256
Trading securities, at fair value (amortized cost $14,363 in 2014 and $8,049 in 2013)	16,862	9,940
Equity securities
Available-for-sale, at fair value (cost $71,651 in 2014 and $70,957 in 2013)	245,843	229,368
Trading securities, at fair value (cost $3,708 in 2014 and $2,367 in 2013)	4,066	2,487
Mortgage loans	4,199	4,423
Policy loans	5,916	6,261
Other long-term investments	50,424	44,946
Short-term investments	175	800
	3,170,961	3,050,137
Cash and cash equivalents	90,574	92,193
Accrued investment income	25,989	27,923
Premiums receivable (net of allowance for doubtful accounts of $618 in 2014 and $896 in 2013)	249,030	218,635
Deferred policy acquisition costs	139,719	150,092
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $41,492 in 2014 and $36,972 in 2013)	49,247	47,218
Reinsurance receivables and recoverables	86,810	87,451
Prepaid reinsurance premiums	3,632	3,160
Income taxes receivable	—	1,786
Goodwill and net intangible assets	26,278	27,047
Other assets	14,449	15,030
Total assets	$3,856,689	$3,720,672
Liabilities and stockholders' equity
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$969,437	$960,651
Life insurance	1,447,764	1,472,132
Unearned premiums	378,725	340,464
Accrued expenses and other liabilities	212,577	142,677
Income taxes payable	5,012	—
Deferred income taxes	25,759	21,915
Total liabilities	$3,039,274	$2,937,839
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,019,415 and 25,360,893 shares issued and outstanding in 2014 and 2013, respectively	$25	$25
Additional paid-in capital	202,676	211,574
Retained earnings	523,541	484,084
Accumulated other comprehensive income, net of tax	91,173	87,150
Total stockholders' equity	$817,415	$782,833
Total liabilities and stockholders' equity	$3,856,689	$3,720,672
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012

Revenues
Net premiums earned	$828,330	$754,846	$694,994
Investment income, net of investment expenses	104,609	112,799	111,905
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(139)	(4)
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $5,805 in 2014; $6,812 in 2013; and $4,102 in 2012 previously included in accumulated other comprehensive income)	7,270	8,834	5,457
Total net realized investment gains	7,270	8,695	5,453
Other income	1,685	702	891
Total revenues	$941,894	$877,042	$813,243

Benefits, losses and expenses
Losses and loss settlement expenses	$536,243	$458,814	$459,706
Increase in liability for future policy benefits	36,623	37,625	43,095
Amortization of deferred policy acquisition costs	167,449	153,677	141,834
Other underwriting expenses (includes reclassifications for employee benefit costs of $3,072 in 2014; $5,868 in 2013; and $4,971 in 2012 previously included in accumulated other comprehensive income)	94,871	89,861	81,125
Interest on policyholders' accounts	30,245	35,163	41,409
Total benefits, losses and expenses	$865,431	$775,140	$767,169

Income before income taxes	$76,463	$101,902	$46,074
Federal income tax expense (includes reclassifications of ($704) in 2014; ($331) in 2013; and $304 in 2012 previously included in accumulated other comprehensive income)	17,326	25,762	5,862
Net income	$59,137	$76,140	$40,212

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$55,888	$(35,489)	$34,436
Change in liability for underfunded employee benefit plans	(47,685)	24,066	(15,922)
Other comprehensive income (loss), before tax and reclassification adjustments	8,203	(11,423)	18,514
Income tax effect	(2,871)	3,998	(6,477)
Other comprehensive income (loss), after tax, before reclassification adjustments	5,332	(7,425)	12,037
Reclassification adjustment for net realized gains included in income	(5,085)	(6,812)	(4,102)
Reclassification adjustment for employee benefit costs included in expense	3,072	5,868	4,971
Total reclassification adjustments, before tax	(2,013)	(944)	869
Income tax effect	704	331	(304)
Total reclassification adjustments, after tax	(1,309)	(613)	565
Comprehensive income	$63,160	$68,102	$52,814

Weighted average common shares outstanding	25,230,854	25,325,695	25,447,918
Basic earnings per common share	$2.34	$3.01	$1.58
Diluted earnings per common share	2.32	2.98	1.58
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2014	2013	2012

Common stock
Balance, beginning of year	$25	$25	$25
Shares repurchased (461,835 in 2014; 59,603 in 2013; and 340,159 in 2012)	—	—	—
Shares issued for stock-based awards (108,679 in 2014; 193,033 in 2013; and 87,363 in 2012)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$211,574	$208,536	$213,045
Compensation expense and related tax benefit for stock-based award grants	1,784	1,289	1,686
Shares repurchased	(12,942)	(1,644)	(7,301)
Shares issued for stock-based awards	2,260	3,393	1,106
Balance, end of year	$202,676	$211,574	$208,536

Retained earnings
Balance, beginning of year	$484,084	$425,428	$400,485
Net income	59,137	76,140	40,212
Dividends on common stock ($0.78 per share in 2014; $0.69 per share in 2013; $0.60 per share in 2012)	(19,680)	(17,484)	(15,269)
Balance, end of year	$523,541	$484,084	$425,428

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$87,150	$95,188	$82,586
Change in net unrealized investment appreciation (1)	33,022	(27,495)	19,720
Change in liability for underfunded employee benefit plans (2)	(28,999)	19,457	(7,118)
Balance, end of year	$91,173	$87,150	$95,188

Summary of changes
Balance, beginning of year	$782,833	$729,177	$696,141
Net income	59,137	76,140	40,212
All other changes in stockholders' equity accounts	(24,555)	(22,484)	(7,176)
Balance, end of year	$817,415	$782,833	$729,177

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2014	2013	2012
Cash Flows From Operating Activities
Net income	$59,137	$76,140	$40,212
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	14,434	15,291	15,183
Depreciation and amortization	6,891	5,603	7,979
Stock-based compensation expense	1,944	1,777	1,764
Net realized investment gains	(7,270)	(8,695)	(5,453)
Net cash flows from trading investments	(6,855)	3,852	403
Deferred income tax expense (benefit)	1,926	(368)	7,452
Changes in:
Accrued investment income	1,934	2,452	1,844
Premiums receivable	(30,395)	(30,346)	(15,941)
Deferred policy acquisition costs	(6,417)	(2,690)	(3,467)
Reinsurance receivables	641	26,948	14,175
Prepaid reinsurance premiums	(472)	(197)	3,228
Income taxes receivable	1,786	14,750	10,206
Other assets	581	(1,417)	3,603
Future policy benefits and losses, claims and loss settlement expenses	47,928	21,251	64,384
Unearned premiums	38,261	28,814	22,659
Accrued expenses and other liabilities	25,287	8,499	14,950
Income taxes payable	5,012	—	—
Deferred income taxes	(249)	6,983	(8,234)
Other, net	(2,813)	(7,156)	(2,871)
Total adjustments	$92,154	$85,351	$131,864
Net cash provided by operating activities	$151,291	$161,491	$172,076
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,091	$23,007	$20,324
Proceeds from call and maturity of held-to-maturity investments	260	1,004	2,709
Proceeds from call and maturity of available-for-sale investments	561,434	477,071	527,720
Proceeds from short-term and other investments	2,883	7,170	4,810
Purchase of held-to-maturity investments	—	—	(200)
Purchase of available-for-sale investments	(614,044)	(587,412)	(653,467)
Purchase of short-term and other investments	(4,351)	(14,375)	(10,350)
Net purchases and sales of property and equipment	(8,151)	(8,451)	(2,886)
Net cash used in investing activities	$(58,878)	$(101,986)	$(111,340)
Cash Flows From Financing Activities
Policyholders' account balances
Deposits to investment and universal life contracts	$180,487	$150,272	$141,252
Withdrawals from investment and universal life contracts	(243,997)	(208,827)	(156,881)
Repayment of short-term debt	—	—	(45,000)
Repayment of trust preferred securities	—	—	(15,626)
Payment of cash dividends	(19,680)	(17,484)	(15,269)
Repurchase of common stock	(12,942)	(1,644)	(7,301)
Issuance of common stock	2,260	3,393	1,106
Tax impact from issuance of common stock	(160)	(488)	(78)
Net cash used in financing activities	$(94,032)	$(74,778)	$(97,797)
Net Change in Cash and Cash Equivalents	$(1,619)	$(15,273)	$(37,061)
Cash and Cash Equivalents at Beginning of Year	92,193	107,466	144,527
Cash and Cash Equivalents at End of Year	$90,574	$92,193	$107,466
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("United Fire", the "Registrant", the "Company","we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 43 states, plus the District of Columbia, and as a life insurer in 37 states.
Holding Company Reorganization
On February 1, 2012, United Fire & Casualty Company completed a corporate reorganization (the "Reorganization") that resulted in the creation of United Fire Group, Inc., an Iowa corporation, as the holding company and sole owner of United Fire & Casualty Company. In connection with the Reorganization, each share of United Fire & Casualty Company common stock (par value $3.33 1/3 per share) that was issued and outstanding immediately prior to the effective date was automatically converted into a share of United Fire Group, Inc. common stock (par value $0.001 per share). In addition, each outstanding option to purchase or other right to acquire shares of United Fire & Casualty Company common stock was automatically converted into an option to purchase or right to acquire, upon the same terms and conditions, an identical number of shares of United Fire Group, Inc. common stock. United Fire Group, Inc. became the publicly held corporation upon completion of the Reorganization.
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
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, United Life Insurance Company ("United Life"), Addison Insurance Company, American Indemnity Financial Corporation, Lafayette Insurance Company, United Fire & Indemnity Company, Texas General Indemnity Company (currently in run-off) and Mercer Insurance Group, Inc., Financial Pacific Insurance Company, Financial Pacific Insurance Group, Inc., Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc.
United Fire Lloyds, an affiliate of United Fire & Indemnity Company, is organized as a Texas Lloyds plan, which is an aggregation of underwriters who, under a common name, engage in the business of insurance through a corporate attorney-in-fact. United Fire Lloyds is financially and operationally controlled by United Fire & Indemnity Company, its corporate attorney-in-fact, pursuant to three types of agreements: trust agreements between United Fire & Indemnity Company and certain individuals who agree to serve as trustees; articles of agreement among the trustees who agree to act as underwriters to establish how the Lloyds plan will be operated; and powers of attorney from each of the underwriters appointing a corporate attorney-in-fact, who is authorized to operate the Lloyds plan. Because United Fire & Indemnity Company can name the trustees, the Lloyds plan is perpetual, subject only to United Fire & Indemnity Company's desire to terminate it.
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
United Real Estate Holdings, LLC, formed in 2013, is a wholly owned subsidiary of United Fire & Casualty Company and is organized as an Iowa Limited Liability Corporation, an unincorporated association formed for the purpose of holding United Fire & Casualty Company's ownership in commercial real estate.
Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled ("statutory accounting principles").
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2014 to be ordinary, routine and incidental to our business.
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
Reinsurance
Premiums earned and losses and loss settlement expenses incurred are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 4 "Reinsurance" for a discussion of our reinsurance activities.
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
Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities and equity securities, are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders' equity.
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2014 and 2013, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,643,369 and $1,620,505, respectively.
In 2014 we did not record any other-than-temporary impairment ("OTTI") charges in our investment portfolio. In 2013 and 2012, we recorded a pre-tax realized loss of $139 and $4, respectively, as a result of the recognition of OTTI charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 "Summary of Investments" for a discussion of our accounting policy for impairment recognition.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
In 2014, 2013, and 2012, we made payments for income taxes of $9,626, $13,628 and $11,920, respectively. In addition, we received federal tax refunds of $615, $8,744 and $15,798 in 2014, 2013 and 2012, respectively, that resulted from the utilization of our 2009 net operating losses and net capital losses in the carryback period. We made no interest payments in 2014 and 2013. In 2012, we made interest payments of $961. These payments exclude interest credited to policyholders' accounts.

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements:

Property & Casualty Insurance	2014	2013	2012
Recorded asset at beginning of year	$67,663	$64,947	$60,668
Underwriting costs deferred	166,508	149,891	138,723
Amortization of deferred policy acquisition costs	(161,310)	(147,175)	(132,771)
Amortization of value of business acquired	—	—	(1,673)
Recorded asset at end of year	$72,861	$67,663	$64,947

Life Insurance
Recorded asset at beginning of year	$82,429	$40,353	$45,986
Underwriting costs deferred	7,357	6,476	6,578
Amortization of deferred policy acquisition costs	(6,139)	(6,502)	(7,390)
	$83,647	$40,327	$45,174
Change in "shadow" deferred policy acquisition costs	(16,789)	42,102	(4,821)
Recorded asset at end of year	$66,858	$82,429	$40,353

Total
Recorded asset at beginning of year	$150,092	$105,300	$106,654
Underwriting costs deferred	173,865	156,367	145,301
Amortization of deferred policy acquisition costs	(167,449)	(153,677)	(140,161)
Amortization of value of business acquired	—	—	(1,673)
	$156,508	$107,990	$110,121
Change in "shadow" deferred policy acquisition costs	(16,789)	42,102	(4,821)
Recorded asset at end of year	$139,719	$150,092	$105,300

Property and casualty policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses to be incurred and certain other costs expected to be incurred as the premium is earned.
We defer and amortize policy acquisition costs on traditional life insurance policies over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. Expected annual premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits.

We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The assumptions used to determine expected gross profits include interest rate spread, mortality experience, expense margins and policy lapse experience. Of these factors, we anticipate that assumptions for investment returns, expenses and persistency are reasonably likely to have a significant impact on the rate of DAC amortization each year. Changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The “shadow" DAC adjustment decreased the DAC asset by $13,383 and increased the DAC asset by $3,407 at December 31, 2014 and 2013, respectively.
Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2014	2013
Real Estate:
Land	$7,414	$7,163
Buildings	32,004	29,072
Furniture and fixtures	3,308	2,707
Computer equipment and software	3,289	3,197
Airplane	3,232	5,079
Total property and equipment	$49,247	$47,218
Expenditures for maintenance and repairs on property and equipment are generally expensed as incurred. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value.
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment and software	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven to thirty-nine years
Airplane	Five years
Depreciation expense totaled $6,122, $4,391 and $5,440 for 2014, 2013 and 2012, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2014, 2013 and 2012, we performed a qualitative assessment of our goodwill. As a result of this assessment, we did not recognize an impairment charge on our goodwill in 2014, 2013 or 2012.
Our intangible assets, which consist primarily of agency relationships, trade names, licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of licenses, which are indefinite-lived and not amortized. We performed a qualitative assessment of our intangible assets. As a result of this assessment, we did not recognize an impairment charge on our intangible assets in 2014, 2013 and

2012. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $769, $1,212 and $2,539 for 2014, 2013 and 2012, respectively.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2014, 2013, and 2012 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
We utilize the Black-Scholes option pricing method to establish the fair value of non-qualified stock options granted under our equity compensation plans. Our determination of the fair value of stock options on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected term of the award, the expected dividends to be paid over the term of the award and the expected risk-free interest rate. Any changes in these assumptions may materially affect the estimated fair value of the award. For our restricted and unrestricted stock awards, we utilize the fair value of our common stock on the date of grant to establish the fair value of the award. Refer to Note 9 "Stock-Based Compensation" for further discussion.
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
Pending Adoption of Accounting Standards

Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, to disclose the fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2016. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

Troubled Debt Restructuring

In August 2014, the FASB issued updated guidance on the accounting for creditors who are holding receivables with troubled debt restructuring, specifically related to the classification of certain government guaranteed mortgage loans that are in foreclosure. The objective of this update is to provide greater consistency and transparency by addressing the classification of certain foreclosed mortgage loans guaranteed through government programs. The guidance is effective for interim and annual periods beginning after December 15, 2014. The Company will adopt the guidance on January 1, 2015. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2016. The Company will adopt the guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations and considering which transition method it will use in implementing the new guidance.

Discontinued Operations
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company will adopt the guidance on January 1, 2015. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of December 31, 2014 and 2013.

December 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$55	$—	$—	$55
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	142	7	—	149
Total Held-to-Maturity Fixed Maturities	$397	$7	$—	$404
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$25,856	$168	$52	$25,972
U.S. government agency	349,747	4,347	2,422	351,672
States, municipalities and political subdivisions	748,632	30,395	742	778,285
Foreign bonds	136,487	4,132	446	140,173
Public utilities	206,366	6,479	488	212,357
Corporate bonds
Energy	135,068	2,858	793	137,133
Industrials	211,256	6,373	2,154	215,475
Consumer goods and services	172,623	4,702	324	177,001
Health care	86,017	3,228	210	89,035
Technology, media and telecommunications	131,465	3,863	799	134,529
Financial services	215,095	8,574	87	223,582
Mortgage-backed securities	17,121	483	46	17,558
Collateralized mortgage obligations	335,092	7,003	4,806	337,289
Asset-backed securities	2,741	277	—	3,018
Total Available-For-Sale Fixed Maturities	$2,773,566	$82,882	$13,369	$2,843,079
Equity securities
Common stocks
Public utilities	$7,231	$13,103	$44	$20,290
Energy	5,094	8,623	—	13,717
Industrials	13,284	32,299	124	45,459
Consumer goods and services	10,294	13,295	275	23,314
Health care	7,920	22,436	—	30,356
Technology, media and telecommunications	6,207	7,846	58	13,995
Financial services	16,637	77,077	51	93,663
Nonredeemable preferred stocks	4,984	72	7	5,049
Total Available-for-Sale Equity Securities	$71,651	$174,751	$559	$245,843
Total Available-for-Sale Securities	$2,845,217	$257,633	$13,928	$3,088,922

December 31, 2013
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
States, municipalities and political subdivisions	$250	$4	$—	$254
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	206	9	—	215
Total Held-to-Maturity Fixed Maturities	$656	$13	$—	$669
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,612	$423	$140	$33,895
U.S. government agency	287,988	258	18,663	269,583
States, municipalities and political subdivisions	690,461	34,151	10,705	713,907
Foreign bonds	167,390	5,863	397	172,856
Public utilities	213,479	6,873	1,776	218,576
Corporate bonds
Energy	157,620	4,398	1,008	161,010
Industrials	234,221	5,626	2,819	237,028
Consumer goods and services	165,565	3,770	1,421	167,914
Health care	91,008	3,138	1,200	92,946
Technology, media and telecommunications	121,746	2,541	3,321	120,966
Financial services	234,739	7,735	723	241,751
Mortgage-backed securities	22,034	323	291	22,066
Collateralized mortgage obligations	309,975	1,707	16,919	294,763
Asset-backed securities	3,719	276	—	3,995
Total Available-For-Sale Fixed Maturities	$2,733,557	$77,082	$59,383	$2,751,256
Equity securities
Common stocks
Public utilities	$7,231	$9,068	$27	$16,272
Energy	5,094	9,269	—	14,363
Industrials	13,308	32,823	32	46,099
Consumer goods and services	10,363	10,895	—	21,258
Health care	7,920	17,078	—	24,998
Technology, media and telecommunications	6,204	7,183	83	13,304
Financial services	15,853	72,537	128	88,262
Nonredeemable preferred stocks	4,984	5	177	4,812
Total Available-for-Sale Equity Securities	$70,957	$158,858	$447	$229,368
Total Available-for-Sale Securities	$2,804,514	$235,940	$59,830	$2,980,624

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2014, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2014	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55	$55	$271,298	$274,748	$2,783	$3,437
Due after one year through five years	200	200	838,504	875,291	6,157	6,685
Due after five years through 10 years	—	—	813,205	831,253	1,894	2,322
Due after 10 years	—	—	495,605	503,922	3,529	4,418
Asset-backed securities	—	—	2,741	3,018	—	—
Mortgage-backed securities	142	149	17,121	17,558	—	—
Collateralized mortgage obligations	—	—	335,092	337,289	—	—
	$397	$404	$2,773,566	$2,843,079	$14,363	$16,862
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$—	$1	$12
Available-for-sale	3,353	3,211	3,408
Trading securities
Change in fair value	609	1,183	683
Sales	1,339	788	406
Equity securities:
Available-for-sale	1,732	3,739	698
Trading securities
Change in fair value	238	(126)	250
Sales	(1)	38	—
Other-than-temporary-impairment charges:
Fixed maturities	—	(139)	—
Equity securities	—	—	(4)
Total net realized investment gains	$7,270	$8,695	$5,453
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Proceeds from sales	$3,091	$23,007	$20,324
Gross realized gains	900	451	513
Gross realized losses	(56)	—	(37)
There were no sales of held-to-maturity securities in 2014, 2013 and 2012.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $20,928 and $12,427 at December 31, 2014 and 2013, respectively.
Net Investment Income
Net investment income for the years ended December 31, 2014, 2013 and 2012, is comprised of the following:

Years Ended December 31,	2014	2013	2012
Investment income
Interest on fixed maturities	$97,969	$101,950	$108,517
Dividends on equity securities	6,602	5,806	5,354
Income on other long-term investments
Investment income	1,927	1,194	232
Change in value (1)	1,917	7,030	2,562
Interest on mortgage loans	252	266	279
Interest on short-term investments	5	6	10
Interest on cash and cash equivalents	255	239	290
Other	1,998	1,632	825
Total investment income	$110,925	$118,123	$118,069
Less investment expenses	6,316	5,324	6,164
Net investment income	$104,609	$112,799	$111,905

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $11,830 at December 31, 2014.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$51,814	$(132,579)	$15,816
Equity securities	15,781	48,176	19,339
Deferred policy acquisition costs	(16,789)	42,102	(4,821)
Income tax effect	(17,784)	14,806	(10,614)
Total change in net unrealized investment appreciation, net of tax	$33,022	$(27,495)	$19,720
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires OTTI charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Any shortfalls in these expected future cash flows are considered a credit loss impairment and are charged to earnings as a component of realized losses, while non-cash flow related factors are considered a non-credit loss impairment and are recorded to accumulated other comprehensive income as a component of unrealized losses.

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2014 and 2013. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2014 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $139 credit loss OTTI in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013. There were no OTTI losses on fixed maturity securities recognized in 2014 or 2012. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $4 OTTI loss in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2012. There were no OTTI losses on equity securities recognized in 2014 or 2013. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2014 was $54. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	4	$2,343	$6	4	$5,069	$46	$7,412	$52
U.S. government agency	11	41,064	70	35	95,198	2,352	136,262	2,422
States, municipalities and political subdivisions	18	30,859	185	62	50,847	557	81,706	742
Foreign bonds	6	17,158	446	—	—	—	17,158	446
Public utilities	10	21,839	194	4	3,611	294	25,450	488
Corporate bonds
Energy	8	17,416	420	3	7,061	373	24,477	793
Industrials	8	17,103	362	3	9,592	1,792	26,695	2,154
Consumer goods and services	11	28,344	258	7	10,064	66	38,408	324
Health care	3	8,244	36	3	7,104	174	15,348	210
Technology, media and telecommunications	4	8,860	68	4	15,742	731	24,602	799
Financial services	3	5,908	31	2	6,131	56	12,039	87
Mortgage-backed securities	9	425	21	2	1,991	25	2,416	46
Collateralized mortgage obligations	10	20,746	112	56	122,550	4,694	143,296	4,806
Total Available-for-Sale Fixed Maturities	105	$220,309	$2,209	185	$334,960	$11,160	$555,269	$13,369
Equity securities
Common stocks
Public utilities	3	$263	$44	—	$—	$—	$263	$44
Industrials	3	280	70	2	58	54	338	124
Consumer goods and services	1	129	272	2	15	3	144	275
Technology, media and telecommunications	4	503	14	5	218	44	721	58
Financial services	1	186	51	—	—	—	186	51
Nonredeemable preferred stocks	—	—	—	1	700	7	700	7
Total Available-for-Sale Equity Securities	12	$1,361	$451	10	$991	$108	$2,352	$559
Total Available-for-Sale Securities	117	$221,670	$2,660	195	$335,951	$11,268	$557,621	$13,928

December 31, 2013	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	10	$9,196	$140	—	$—	$—	$9,196	$140
U.S. government agency	101	256,203	18,019	2	4,356	644	260,559	18,663
States, municipalities and political subdivisions	136	97,950	7,423	29	29,670	3,282	127,620	10,705
Foreign bonds	10	20,832	397	—	—	—	20,832	397
Public utilities	31	61,582	1,776	—	—	—	61,582	1,776
Corporate bonds
Energy	9	23,735	1,008	—	—	—	23,735	1,008
Industrials	34	77,788	2,819	—	—	—	77,788	2,819
Consumer goods and services	31	58,833	1,276	6	3,218	145	62,051	1,421
Health care	10	25,888	942	2	4,427	258	30,315	1,200
Technology, media and telecommunications	18	58,105	2,147	2	7,468	1,174	65,573	3,321
Financial services	7	15,191	720	1	1,525	3	16,716	723
Mortgage-backed securities	16	4,476	177	6	3,113	114	7,589	291
Collateralized mortgage obligations	111	208,855	11,062	23	55,184	5,857	264,039	16,919
Total Available-for-Sale Fixed Maturities	524	$918,634	$47,906	71	$108,961	$11,477	$1,027,595	$59,383
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$281	$27	$281	$27
Industrials	1	1	1	2	81	31	82	32
Technology, media and telecommunications	—	—	—	6	206	83	206	83
Financial services	—	—	—	4	215	128	215	128
Nonredeemable preferred stocks	3	3,493	116	2	1,170	61	4,663	177
Total Available-for-Sale Equity Securities	4	$3,494	$117	17	$1,953	$330	$5,447	$447
Total Available-for-Sale Securities	528	$922,128	$48,023	88	$110,914	$11,807	$1,033,042	$59,830

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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2014 and 2013 was reasonable.
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
When possible, we use quoted market prices to determine the fair value of fixed maturities, equity securities, trading securities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market information obtained from independent pricing services and brokers or on valuation techniques that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument. Our valuation techniques are discussed in more detail throughout this section.
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

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2014 and 2013 is as follows:

	December 31, 2014		December 31, 2013
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$404	$397	$669	$656
Available-for-sale securities	2,843,079	2,843,079	2,751,256	2,751,256
Trading securities	16,862	16,862	9,940	9,940
Equity securities:
Available-for-sale securities	245,843	245,843	229,368	229,368
Trading securities	4,066	4,066	2,487	2,487
Mortgage loans	4,559	4,199	4,724	4,423
Policy loans	5,916	5,916	6,261	6,261
Other long-term investments	50,424	50,424	44,946	44,946
Short-term investments	175	175	800	800
Cash and cash equivalents	90,574	90,574	92,193	92,193
Corporate-owned life insurance	918	918	—	—
Liabilities
Policy reserves
Annuity (accumulations) (1)	$865,802	$863,606	$941,636	$925,832
Annuity (benefit payments)	176,592	99,121	140,276	94,805
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2014 and 2013:

		Fair Value Measurements
Description	December 31, 2014	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$25,972	$—	$25,972	$—
U.S. government agency	351,672	—	351,672	—
States, municipalities and political subdivisions	778,285	—	777,766	519
Foreign bonds	140,173	—	140,173	—
Public utilities	212,357	—	212,357	—
Corporate bonds
Energy	137,133	—	137,133	—
Industrials	215,475	—	215,475	—
Consumer goods and services	177,001	—	175,682	1,319
Health care	89,035	—	89,035	—
Technology, media and telecommunications	134,529	—	134,529	—
Financial services	223,582	—	212,589	10,993
Mortgage-backed securities	17,558	—	17,558	—
Collateralized mortgage obligations	337,289	—	337,289	—
Asset-backed securities	3,018	—	1,406	1,612
Total Available-For-Sale Fixed Maturities	$2,843,079	$—	$2,828,636	$14,443
Equity securities
Common stocks
Public utilities	$20,290	$20,290	$—	$—
Energy	13,717	13,717	—	—
Industrials	45,459	45,458	1	—
Consumer goods and services	23,314	23,314	—	—
Health care	30,356	30,356	—	—
Technology, media and telecommunications	13,995	13,995	—	—
Financial services	93,663	89,719	72	3,872
Nonredeemable preferred stocks	5,049	558	4,491	—
Total Available-for-Sale Equity Securities	$245,843	$237,407	$4,564	$3,872
Total Available-for-Sale Securities	$3,088,922	$237,407	$2,833,200	$18,315
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	3,352	—	3,352	—
Health care	2,425	—	2,425	—
Technology, media and telecommunications	338	—	338	—
Financial services	5,997	—	5,997	—
Redeemable preferred stocks	4,750	4,750	—	—
Equity securities

Energy	411	411	—	—
Consumer goods and services	1,034	1,034	—	—
Health care	327	327	—	—
Technology, media and telecommunications	411	411	—	—
Nonredeemable preferred stocks	1,883	1,883	—	—
Total Trading Securities	$20,928	$8,816	$12,112	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$28,095	$28,095	$—	$—
Total Assets Measured at Fair Value	$3,138,120	$274,493	$2,845,312	$18,315

		Fair Value Measurements
Description	December 31, 2013	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$33,895	$—	$33,895	$—
U.S. government agency	269,583	—	269,583	—
States, municipalities and political subdivisions	713,907	—	713,209	698
Foreign bonds	172,856	—	172,856	—
Public utilities	218,576	—	218,576	—
Corporate bonds
Energy	161,010	—	161,010	—
Industrials	237,028	—	237,028	—
Consumer goods and services	167,914	—	166,460	1,454
Health care	92,946	—	92,946	—
Technology, media and telecommunications	120,966	—	120,966	—
Financial services	241,751	—	229,725	12,026
Mortgage-backed securities	22,066	—	22,066	—
Collateralized mortgage obligations	294,763	—	294,763	—
Asset-backed securities	3,995	—	1,966	2,029
Total Available-For-Sale Fixed Maturities	$2,751,256	$—	$2,735,049	$16,207
Equity securities
Common stocks
Public utilities	$16,272	$16,272	$—	$—
Energy	14,363	14,363	—	—
Industrials	46,099	46,083	16	—
Consumer goods and services	21,258	21,258	—	—
Health care	24,998	24,998	—	—
Technology, media and telecommunications	13,304	13,304	—	—
Financial services	88,262	84,419	62	3,781
Nonredeemable preferred stocks	4,812	1,714	3,098	—
Total Available-for-Sale Equity Securities	$229,368	$222,411	$3,176	$3,781
Total Available-for-Sale Securities	$2,980,624	$222,411	$2,738,225	$19,988
TRADING
Fixed maturities
Bonds
Foreign bonds	$1,253	$—	$1,253	$—
Corporate bonds
Industrials	1,122	—	1,122	—
Consumer goods and services	106	—	106	—
Health care	1,154	—	1,154	—
Technology, media and telecommunications	2,054	—	2,054	—

Financial services	1,866	—	1,866	—
Redeemable preferred stocks	2,385	2,385	—	—
Equity securities
Energy	563	563	—	—
Consumer goods and services	39	39	—	—
Health care	332	332	—	—
Nonredeemable preferred stocks	1,553	1,553	—	—
Total Trading Securities	$12,427	$4,872	$7,555	$—
Short-Term Investments	$800	$800	$—	$—
Money Market Accounts	$37,811	$37,811	$—	$—
Total Assets Measured at Fair Value	$3,031,662	$265,894	$2,745,780	$19,988
The fair value of securities that are categorized as Level 1 is based on quoted market prices that are readily and regularly available.

The fair value of securities that are categorized as Level 2 is determined by management after reviewing non-binding fair value quotes obtained from independent pricing services and brokers. These fair value quotes are corroborated by other market observable data. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the reporting date.

For the year ended December 31, 2014, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2014, there was one nonredeemable preferred stock security with a fair value of $1,228 transferred between Level 1 and Level 2 because the security was delisted and is no longer actively traded on a major exchange. During the twelve month period ended December 31, 2013, there were no transfers of securities between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2014:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2014	$698	$13,480	$2,029	$3,781	$19,988
Realized gains (losses) (1)	—	11	—	(56)	(45)
Unrealized gains (losses) (1)	(34)	(85)	50	47	(22)
Purchases	—	4	—	144	148
Disposals	(145)	(1,098)	(467)	(44)	(1,754)
Balance at December 31, 2014	$519	$12,312	$1,612	$3,872	$18,315
(1) Realized gains (losses) are recorded as a component of earnings, whereas unrealized gains (losses) are recorded as a component of comprehensive income.

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
(1) Realized gains are recorded as a component of earnings, whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2014, the cash surrender value of the COLI policies was $918, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. REINSURANCE
Property and Casualty Insurance Segment
Ceded and Assumed Reinsurance
Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. Our property and casualty insurance companies follow the industry practice of reinsuring a portion of their exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies written. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect us against catastrophic losses, such as a hurricane or tornado. We do not engage in any reinsurance transactions classified as finite risk reinsurance.
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2014 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $15,595 and $6,090 at December 31, 2014 and 2013, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2014	2013	2012
Ceded Business
Ceded premiums written	$50,290	$50,711	$44,240
Ceded premiums earned	49,818	50,514	47,467
Loss and loss settlement expenses ceded(1)	9,728	(8,552)	5,525

Assumed Business
Assumed premiums written	$16,421	$18,938	$17,181
Assumed premiums earned	16,265	18,485	16,889
Loss and loss settlement expenses assumed	7,727	8,268	16,873
(1) In 2013, a reduction in our direct IBNR reserves caused a corresponding reduction in ceded IBNR reserves.  This factor, coupled with a lack of significant large losses exceeding our reinsurance retentions resulted in negative loss and loss settlement expenses ceded for the year.

In 2014, we renewed our participation in all but one of our assumed programs and added one new program to our portfolio. Loss and loss settlement expenses ceded increased in 2014 as compared to 2013 primarily due to an increase in catastrophe losses. We increased participation in one program in our assumed portfolio to replace lost premium from the program not renewed.

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

In 2012, we renewed our participation in all of our assumed programs. We reduced our participation in programs with heavier Northeast U.S. exposure in response to the exposure added in this region from the Mercer Insurance Group acquisition. Losses and loss settlement expenses assumed were higher than historic levels due to several natural disasters, primarily the Thailand floods and Super Storm Sandy.
Refer to Note 5 "Reserves for Losses and Loss Settlement Expenses" for an analysis of changes in our overall property and casualty insurance reserves.
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. In 2013, we added a $3,000 aggregate annual deductible to our core program multi-line (casualty excess and property excess) which was increased to $4,000 in 2014.

	2014 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2013 and 2012 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	95%	of	$180,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
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
Life Insurance Segment
Ceded and Assumed Reinsurance
United Life purchases reinsurance to limit the dollar amount of any one risk of loss. Our retention on standard individual life cases is $300. Our accidental death benefit rider on an individual policy is reinsured at 100 percent, up to a maximum benefit of $250. Our group coverage, both life and accidental death and dismemberment, is reinsured at 50.0 percent with a retention of $75 for United Fire internal group coverage. Catastrophe excess reinsurance coverage applies when three or more insureds die in a catastrophic accident. For catastrophe excess claims, we retain the first $1,000 of ultimate net loss and the reinsurer agrees to indemnify us for the excess up to a maximum of $5,000. We supplement this coverage when appropriate with "known concentration" coverage. Known concentration coverage is typically tied to a specific event and time period, with a threshold of a minimum number of lives involved in the event, minimum event deductible (stated retention limit) and a maximum payout.

Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2014	2013	2012
Ceded Business
Ceded insurance in-force	$1,130,059	$1,112,688	$1,083,410
Ceded premiums earned	2,959	2,792	2,621
Loss and loss settlement expenses ceded	3,467	1,971	2,435
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2014 has been ceded to five reinsurers.

NOTE 5. RESERVES FOR LOSSES AND LOSS SETTLEMENT EXPENSES
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
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2014, 2013 and 2012 (net of reinsurance amounts):

Years Ended December 31,	2014	2013	2012
Gross liability for losses and loss settlement expenses at beginning of year	$960,651	$971,911	$945,051
Ceded losses and loss settlement expenses	(75,150)	(103,870)	(120,359)
Net liability for losses and loss settlement expenses at beginning of year	$885,501	$868,041	$824,692
Losses and loss settlement expenses incurred for claims occurring during
Current year	$566,555	$494,841	$512,564
Prior years	(56,744)	(57,487)	(73,427)
Total incurred	$509,811	$437,354	$439,137
Losses and loss settlement expense payments for claims occurring during
Current year	$247,651	$203,868	$201,632
Prior years	241,981	216,026	194,156
Total paid	$489,632	$419,894	$395,788
Net liability for losses and loss settlement expenses at end of year	$905,680	$885,501	$868,041
Ceded loss and loss settlement expenses	63,757	75,150	103,870
Gross liability for losses and loss settlement expenses at end of year	$969,437	$960,651	$971,911

There are a multitude of factors that can impact loss reserve development. Those factors include, but are not limited to: historical data, the potential impact of various loss reserve development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

The significant drivers of the favorable reserve development in 2014 were our long-tail liability lines, workers compensation, and automobile (both liability and physical damage). Much of the favorable long-tail liability development came from loss adjustment expense and is attributed to our litigation management initiative. Workers' compensation favorable development was due to the combination of claim reserve decreases along with favorable changes affecting loss adjustment expense. Changes in reserve development patterns have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Loss adjustment expense, closely tied to loss, generally decreases when loss decreases. Commercial auto liability continues to benefit from loss control and re-underwriting initiatives over the past two years as well as favorable changes affecting loss adjustment expense as reserve development patterns also showed a redundancy in reserves along with less need for IBNR claim reserves.

The favorable reserve development in 2013 on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The significant driver of the favorable reserve development in 2013 was the other liability line, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also, contributing to the favorable development in 2013, only to a lesser extent than the other liability line of business, were workers' compensation, commercial auto liability and surety lines of business.

In 2012, we experienced favorable reserve development for reserves established for claims that occurred in prior years. The majority of this favorable reserve development is related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The significant driver of the favorable reserve development in 2012 was the other liability line. The favorable reserve development is generally caused by changes in loss development patterns due to many of the factors cited above. Specifically, we observed a continuation of a trend, reducing the overall number of reported new construction defect claims and lower than expected loss emergence on known claims. In addition, in 2009 management began an initiative to control legal defense costs. As these costs are a significant component of the carried reserves for the other liability line, management believes this initiative is also contributing to the favorable reserve development trends.
Reserves for all other lines of business, with the exception of assumed reinsurance, experienced favorable reserve development in 2012, only to a lesser extent than the other liability line. We attribute this remaining reserve development to the factors noted above. Our assumed reinsurance line was impacted by adverse reserve development on prior year catastrophes from accident year 2011 (Japan earthquake and tsunami, Thailand flood, and Christchurch, New Zealand earthquake) and from accident year 2010 (Canterbury, New Zealand earthquake).
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable reserve development in future years that will decrease losses and loss settlement expenses for prior year claims in the year of adjustment. We realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.

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
NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2014, 2013 and 2012 and statutory net income for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income
2014
Property and casualty (1)	$685,866	$54,233
Life, accident and health	155,667	3,517
2013
Property and casualty (1)	$665,772	$84,255
Life, accident and health	157,974	5,942
2012
Property and casualty (1)	$585,986	$34,468
Life, accident and health	158,720	7,420

(1)
Because United Fire & Casualty Company owns United Life Insurance Company, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

State insurance holding company laws and regulations generally require approval from the insurer's domicile state insurance Commissioner for any material transaction or extraordinary dividend. For property and casualty insurers, a material transaction is defined as any sale, loan, exchange, transfer or guarantee with an affiliate where the aggregate value of the transaction exceeds 25 percent of the insurer's policyholders' surplus or three percent of its admitted assets (measured at December 31 of the preceding year), whichever is less. For life insurers, a material transaction with an affiliate is defined as a transaction with an aggregate value exceeding three percent of the life insurer's admitted assets (measured at December 31 of the preceding year).
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2014, our insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $39,587 in dividend payments without prior approval. At December 31, 2014, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Part II, Note 14 "Credit Facility", which permits us to borrow up to an aggregate principal amount of $125,000.
We paid dividends to our common shareholders of $19,680, $17,484 and $15,269 in 2014, 2013 and 2012, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2014, 2013 and 2012 ,United Fire & Casualty Company received dividends from its wholly-owned subsidiaries of $13,500, $26,335 and $19,750, respectively. In 2014, 2013 and 2012, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $29,000, $13,175 and $26,950, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
A majority of our custodial assets are subject to a tri-party agreement between one of our subsidiary companies, United Life Insurance Company ("United Life"), the custodian, and the Iowa Insurance Commissioner. Under this agreement, as long as United Life maintains the minimum aggregate value of securities in the account (based on its legal reserve requirements), it is free to invest, withdraw or loan these funds or pay dividends using these funds without approval from the Commissioner. Investment of these funds is subject to the same limitations on asset class and credit quality imposed by the Commissioner on all insurance company invested assets. Investment income derived from these custodied funds is available for general corporate purposes and to satisfy corporate obligations without approval from the Commissioner.
At December 31, 2014, United Life had net admitted assets, on a statutory basis, of $1,635,364, $218,711 in excess of its legal reserve requirement. Therefore, any restriction on funds deposited by United Life with the Iowa Insurance Commissioner would not materially affect its financial position or results of operations and its cash flows are sufficient to meet its operational requirements. Under the material transaction and dividend standards described above, United Life would be able to enter into an affiliate transaction and/or pay a dividend of $5,567 without approval from the Commissioner.
Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2014, 2013 and 2012. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliate had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2014.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2014	2013	2012
Current	$15,649	$19,146	$6,644
Deferred	1,677	6,616	(782)
Total	$17,326	$25,762	$5,862

A reconciliation of income tax expense computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2014	2013	2012
Computed expected income tax expense	$26,762	$35,666	$16,126
Tax-exempt municipal bond interest income	(7,417)	(7,732)	(8,027)
Nontaxable dividend income	(1,232)	(1,053)	(1,004)
Valuation allowance reduction	(548)	(548)	(547)
Acquisition related expenses	—	—	42
Other, net	(239)	(571)	(728)
Federal income tax expense	$17,326	$25,762	$5,862
The significant components of our net deferred tax liability at December 31, 2014 and 2013 are as follows:

December 31,	2014	2013
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$60,952	$55,402
All other securities	24,308	6,201
Deferred policy acquisition costs	44,271	47,809
Prepaid pension cost	2,973	2,556
Net bond discount accretion	1,925	2,069
Depreciation	2,667	2,355
Revaluation of investment basis (1)	2,611	3,595
Identifiable intangible assets (1)	3,808	4,056
Other	8,152	7,530
Gross deferred tax liability	$151,667	$131,573
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$35,800	$39,041
Unearned premium adjustment	26,146	23,502
Net operating loss carryforwards	1,813	2,361
Underfunded benefit plan obligation	31,473	15,858
Postretirement benefits other than pensions	14,374	12,342
Other-than-temporary impairment of investments	5,222	5,222
Contingent ceding commission accrual	3,573	3,726
Compensation expense related to stock options	4,582	4,062
AMT credit carryforward	—	476
Other	4,738	5,429
Gross deferred tax asset	$127,721	$112,019
Valuation allowance	(1,813)	(2,361)
Deferred tax asset	$125,908	$109,658
Net deferred tax liability	$25,759	$21,915
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $1,813 and $2,361, respectively, at December 31, 2014 and 2013. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $548 during 2014 due to the realization of $1,565 in NOLs. No portion of the NOLs expired in 2014 or will expire in 2015. At December 31, 2014, we had no alternative minimum tax ("AMT") credit carryforwards.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,352 to the pension plan in 2015.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "postretirement benefit plan"). The postretirement benefit plan provides health and dental benefits to our retirees (and covered dependents) who have met the service and participation requirements stipulated by the postretirement benefit plan. The third party administrators for the postretirement benefit plan are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the postretirement benefit plan in the accompanying Consolidated Balance Sheets.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income, by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan's benefit obligation.
The investments held by the pension plan at December 31, 2014 include the following asset categories:

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
We have an internal investment/retirement committee, which includes our Chief Executive Officer, Chief Investment Officer, and Chief Operating Officer, all of whom receive monthly information on the value of the pension plan assets and their performance. Quarterly, the committee meets to review and discuss the performance of the pension plan assets as well as the allocation of investments within the pension plan.
As of December 31, 2014, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2014 and 2013 by asset category:

					Target
Pension Plan Assets	2014	% of Total	2013	% of Total	Allocation
Fixed maturity securities - corporate bonds	$9,035	8.8%	$4,489	4.9%	0%	-	15%
Redeemable preferred stock	2,254	2.2	1,381	1.5	0%	-	10%
Equity securities(1)	58,223	56.6	39,481	42.8	50%	-	70%
Pooled separate accounts
Bond and mortgage separate account fund	6,417	6.3	5,657	6.1	0%	-	40%
U.S. property separate account fund	9,895	9.6	8,763	9.5	0%	-	25%
Arbitrage fund	7,637	7.4	5,516	6.0	0%	-	10%
United Life annuity	8,506	8.3	8,101	8.8	5%	-	10%
Cash and cash equivalents(1)	833	0.8	18,831	20.4	0%	-	10%
Total plan assets	$102,800	100.0%	$92,219	100.0%
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

Pooled Separate Accounts
The pension plan invested in two pooled separate account funds in 2013, a bond and mortgage separate account fund and a U.S. property separate account fund. Investments in the bond and mortgage separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. The fair value measurement is classified within Level 2 of the fair value hierarchy. The fair value of the investments in the U.S. property separate account fund is provided by the administrator of the fund based on the net asset value of the fund. The net asset value is based on the fair value of the underlying properties included in the fund. The fair value measurement is classified within Level 3 of the fair value hierarchy. We have not adjusted the net asset value provided by the custodian.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2014 and 2013:

		Fair Value Measurements
Description	December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$9,035	$—	$9,035	$—
Redeemable preferred stock	2,254	2,254	—	—
Equity securities	58,223	58,223	—	—
Pooled separate accounts
Bond and mortgage separate account fund	6,417	—	6,417	—
U.S. property separate account fund	9,895	—	—	9,895
Arbitrage fund	7,637	—	7,637	—
Money market funds	826	826	—	—
Total assets measured at fair value	$94,287	$61,303	$23,089	$9,895

		Fair Value Measurements
Description	December 31, 2013	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$4,489	$—	$4,489	$—
Redeemable preferred stock	1,381	1,381	—	—
Equity securities	39,481	39,481	—	—
Pooled separate accounts
Bond and mortgage separate account fund	5,657	—	5,657	—
U.S. property separate account fund	8,763	—	—	8,763
Arbitrage fund	5,516	—	5,516	—
Money market funds	17,323	17,323	—	—
Total assets measured at fair value	$82,610	$58,185	$15,662	$8,763
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
The fair value of the arbitrage fund and bond and mortgage pooled separate account fund are categorized as Level 2 since there are no restrictions as to the pension plan's ability to redeem its investment at the net asset value of the fund as of the reporting date.

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2014	$8,763
Unrealized gains	1,132
Balance at December 31, 2014	$9,895

U.S. property separate account fund
Balance at January 1, 2013	$—
Unrealized gains	763
Purchases	8,000
Balance at December 31, 2013	$8,763
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. We annually establish the discount rate, which is an estimate of the interest rate at which these benefits could be effectively settled, that is used to determine the present value of the respective plan's benefit obligations as of December 31. In estimating the discount rate, we look to rates of return on high-quality, fixed-income investments currently available and expected to be available during the period to maturity of the respective plan's benefit obligations.

In October 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale. These updated tables reflect improved life expectancies and an expectation that the trend will continue. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Postretirement Benefits
December 31,	2014	2013	2014	2013
Discount rate	3.86%	4.84%	3.86%	4.84%
Rate of compensation increase	3.00	3.50	N/A	N/A
Decreasing interest rates resulted in a significant decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2014 compared to December 31, 2013. As a result, the valuation of the benefit obligations has increased, which has decreased the funded status of those plans as disclosed later in this section.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Postretirement Benefits
January 1,	2014	2013	2012	2014	2013	2012
Discount rate	4.84%	4.00%	4.50%	4.84%	4.00%	4.50%
Expected long-term rate of return on plan assets	7.50	7.50	8.00	N/A	N/A	N/A
Rate of compensation increase	3.50	3.50	3.75	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2014	2013	2014	2013
Health care cost trend rates assumed for next year	7.00%	7.00%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2023	2019	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$1,983	$(1,533)
Effect on the accumulated postretirement benefit obligation	14,637	(11,650)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2014	2013	2014	2013
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$123,352	$131,382	$48,954	$44,395
Service cost	5,210	6,300	3,696	3,875
Interest cost	5,874	5,175	2,342	1,759
Actuarial (gain) loss	26,590	(15,161)	19,832	(1,449)
Benefit payments and adjustments	(3,426)	(4,344)	(272)	374
Benefit obligation at end of year (1)	$157,600	$123,352	$74,552	$48,954
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$92,219	$75,276	$—	$—
Actual return on plan assets	6,591	14,287	—	—
Employer contributions	7,416	7,000	(272)	374
Benefit payments and adjustments	(3,426)	(4,344)	272	(374)
Fair value of plan assets at end of year	$102,800	$92,219	$—	$—
Funded status at end of year	$(54,800)	$(31,133)	$(74,552)	$(48,954)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $138,180 and $106,207 at December 31, 2014 and 2013, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
Years Ended December 31	2014	2013	2014	2013
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized actuarial loss	56,943	32,162	32,979	13,147
Total amounts recognized in AOCI	$56,943	$32,162	$32,979	$13,147
We anticipate amortization of the net actuarial losses for our pension plan in 2015 to be $4,546. We anticipate amortization of the net actuarial losses for our postretirement benefit plan in 2015 to be $2,920.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan			Postretirement Benefit Plan
Years Ended December 31,	2014	2013	2012	2014	2013	2012

Net periodic benefit cost
Service cost	$5,210	$6,300	$5,129	$3,696	$3,875	$3,010
Interest cost	5,874	5,175	5,049	2,342	1,759	1,695
Expected return on plan assets	(6,956)	(5,772)	(5,345)	—	—	—
Amortization of prior service cost	—	—	8	—	—	(6)
Amortization of net loss	2,174	4,989	4,415	898	879	554
Net periodic benefit cost	$6,302	$10,692	$9,256	$6,936	$6,513	$5,253

Effective July 1, 2012, the former employees of Mercer Insurance Group, Inc. became eligible to participate in our pension plan. The inclusion of these employees resulted in an additional $854 of net periodic benefit cost recognized for 2012.
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2015	2016	2017	2018	2019	2020 - 2024
Pension benefits	$4,310	$4,690	$4,970	$5,380	$5,840	$39,220
Postretirement benefits	$1,140	$1,340	$1,550	$1,800	$2,080	$15,370
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2014, 2013 and 2012, was $3,847, $6,029 and $1,812, respectively.
We have an employee stock ownership plan (the "ESOP") for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the ESOP upon completion of one year of service, meeting the hourly employment requirements and attaining 21 years of age. Contributions to the ESOP are made at our discretion. When made, these contributions are based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We can make contributions in stock or cash, which the trustee uses to acquire shares of our stock to allocate to participants' accounts. As of December 31, 2014 and 2013, the ESOP owned 214,637 and 220,468 shares of United Fire common stock, respectively. Shares owned by the ESOP are included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP of $250 and $100 in 2014 and 2012, respectively. We did not make any contributions to the ESOP in 2013.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the Stock Plan, United Fire Group, Inc. Stock Plan, which amended and restated the 2008 Stock Plan (as amended, the "Stock Plan"). At December 31, 2014, there are 1,646,947 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2014	From Inception to December 31, 2014
Beginning balance	353,649	1,900,000
Additional shares authorized	1,500,000	1,500,000
Number of awards granted	(314,013)	(1,996,509)
Number of awards forfeited or expired	107,311	243,456
Ending balance	1,646,947	1,646,947
Number of option awards exercised	85,795	467,563
Number of unrestricted stock awards granted	725	5,280
Number of restricted stock awards vested	—	18,576

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2014, we had 87,194 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2014	From Inception to December 31, 2014
Beginning balance	103,912	300,000
Number of awards granted	(16,718)	(218,809)
Number of awards forfeited or expired	—	6,003
Ending balance	87,194	87,194
Number of option awards exercised	1,519	4,675
Number of restricted stock awards vested	5,040	11,442

Stock-Based Compensation Expense

In 2014, 2013, and 2012, we recognized stock-based compensation expense of $1,944, $1,777 and $1,764, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2014, we had $5,371 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2015	$1,864
2016	1,439
2017	1,200
2018	778
2019	90
Total	$5,371
Analysis of Award Activity
The analysis below details the award activity for 2014 and the awards outstanding at December 31, 2014, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,287,310	$28.13
Granted	270,502	29.61
Exercised	(102,914)	21.74
Forfeited or expired	(96,609)	30.98
Outstanding at December 31, 2014	1,358,289	$28.70	5.23	$4,287
Exercisable at December 31, 2014	788,287	$30.88	4.57	$1,985
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2014) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $790, $1,383 and $229 in 2014, 2013 and 2012, respectively.

The analysis below details the award activity for the restricted stock awards outstanding at December 31, 2014:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2014	59,849	$22.70
Granted	16,718	27.21
Vested	(5,040)	29.52
Non-vested at December 31, 2014	71,527	$23.32
In 2014, 2013 and 2012 we recognized $588, $407 and $329, respectively, in compensation expense related to the restricted stock awards. At December 31, 2014, we had $1,861 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock awards. The intrinsic value of the non-vested restricted stock awards outstanding totaled $459, $358 and $1,187 at December 31, 2014, 2013 and 2012, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2014	2013	2012
Risk-free interest rate	2.19%	1.37%	1.37%
Expected volatility	36.58%	34.32%	37.06%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.78	$0.69	$0.60
Weighted-average grant-date fair value of options granted during the year (in dollars)	$9.15	$6.64	$5.90

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	268,101	6.09	$19.97	140,111	$19.60
21.01	-	28.00	254,578	7.49	23.39	80,818	22.89
28.01	-	35.00	564,610	5.49	31.33	296,358	32.93
35.01	-	41.00	271,000	1.71	36.86	271,000	36.86
$15.01	-	41.00	1,358,289	5.23	$28.70	788,287	$30.88

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

Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 91.0 percent of our property and casualty insurance premiums earned for 2014. Our personal lines represented 9.0 percent of our property and casualty insurance premiums earned for 2014.
Products
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers' compensation and surety. Our personal lines consist primarily of automobile and fire and allied lines coverage, including homeowners.
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
Seasonality
Our property and casualty insurance segment experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience some seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.
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
Life insurance in force, before ceded reinsurance, totaled $5,366,061 and $5,300,209 as of December 31, 2014 and 2013, respectively. Traditional life insurance products represented 67.7 percent and 66.7 percent of our insurance in-force at December 31, 2014 and 2013, respectively. Universal life insurance represented 27.3 percent and 28.4 percent of insurance in force at December 31, 2014 and 2013, respectively.
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

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

Years Ended December 31,	2014	2013	2012
Property and Casualty Insurance Segment
Net premiums earned
Other liability	$228,426	$199,548	$197,842
Fire and allied lines	226,086	208,030	173,249
Automobile	187,813	169,211	155,572
Workers' compensation	88,522	81,616	68,643
Fidelity and surety	19,212	18,746	17,713
Reinsurance assumed	13,145	14,406	14,473
Other	3,735	2,635	1,919
Total net premiums earned	$766,939	$694,192	$629,411
Life Insurance Segment
Net premiums earned
Ordinary life (excluding universal life)	$35,557	$38,875	$44,468
Universal life policy fees	13,190	11,871	11,768
Immediate annuities with life contingencies	11,639	8,837	8,158
Accident and health	1,274	1,302	1,363
Other	261	261	274
Total net premiums earned	$61,921	$61,146	$66,031
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation and amortization expense and property and equipment acquisitions for 2014, 2013 and 2012 are reported in the property and casualty insurance segment.

	2014	2013	2012
Property and Casualty Insurance:
Revenues:
Net premiums earned	$766,939	$694,192	$629,411
Investment income, net of investment expenses	44,219	46,279	40,305
Net realized investment gains	4,177	6,260	3,896
Other income	910	88	316
Total revenues before eliminations	$816,245	$746,819	$673,928
Intersegment eliminations	18	53	(646)
Total revenues	$816,263	$746,872	$673,282
Net income before income taxes:
Revenues	$816,245	$746,819	$673,928
Benefit, losses and expenses	750,768	658,645	637,648
Total net income before eliminations	$65,477	$88,174	$36,280
Intersegment eliminations	548	545	(199)
Income before income taxes	$66,025	$88,719	$36,081
Income tax expense	13,649	21,263	2,569
Net income	$52,376	$67,456	$33,512
Assets
Total segment	$2,360,764	$2,218,464	$2,149,356
Intersegment eliminations	(233,141)	(223,395)	(244,041)
Total assets	$2,127,623	$1,995,069	$1,905,315

Life Insurance:
Revenues:
Net premiums earned	$61,921	$61,146	$66,031
Investment income, net of investment expenses	60,373	66,467	70,026
Net realized investment gains	3,093	2,434	3,777
Other income	774	614	575
Total revenues before eliminations	$126,161	$130,661	$140,409
Intersegment eliminations	(530)	(491)	(448)
Total revenues	$125,631	$130,170	$139,961
Net income before income taxes:
Revenues	$126,161	$130,661	$140,409
Benefit, losses and expenses	115,361	117,159	130,135
Total net income before eliminations	$10,800	$13,502	$10,274
Intersegment eliminations	(362)	(319)	(281)
Income before income taxes	$10,438	$13,183	$9,993
Income tax expense	3,677	4,499	3,293
Net income	$6,761	$8,684	$6,700
Assets	$1,729,066	$1,725,603	$1,789,338
Consolidated Totals:
Total revenues	$941,894	$877,042	$813,243
Total net income	$59,137	$76,140	$40,212
Total assets	$3,856,689	$3,720,672	$3,694,653

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2014
Total revenues	$222,904	$232,673	$235,865	$250,452	$941,894
Income (loss) before income taxes	15,897	13,056	(2,845)	50,355	76,463
Net income	$13,331	$10,685	$325	$34,796	$59,137
Basic earnings per share (1)	$0.53	$0.42	$0.01	$1.39	$2.34
Diluted earnings per share (1)	0.52	0.42	0.01	1.38	2.32
Year Ended December 31, 2013
Total revenues	$205,305	$219,719	$223,024	$228,994	$877,042
Income before income taxes	29,850	20,318	14,395	37,339	101,902
Net income	$22,393	$15,496	$11,725	$26,526	$76,140
Basic earnings per share (1)	$0.89	$0.61	$0.46	$1.04	$3.01
Diluted earnings per share (1)	0.88	0.61	0.45	1.04	2.98

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2014		2013		2012
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$59,137	$59,137	$76,140	$76,140	$40,212	$40,212
Weighted-average common shares outstanding	25,230,854	25,230,854	25,325,695	25,325,695	25,447,918	25,447,918
Add dilutive effect of restricted stock awards	—	114,313	—	59,849	—	54,338
Add dilutive effect of stock options	—	148,496	—	145,831	—	2,270
Weighted-average common shares	25,230,854	25,493,663	25,325,695	25,531,375	25,447,918	25,504,526
Earnings per common share	$2.34	$2.32	$3.01	$2.98	$1.58	$1.58
Awards excluded from diluted calculation(1)	—	835,610	—	638,478	—	901,008

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2014, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $7,040, $6,521 and $6,017 for 2014, 2013 and 2012, respectively. Our most significant lease arrangement is for office space for our regional office in Galveston, Texas. This lease expired in November 2014. The monthly lease payments for this office space total approximately $175.
At December 31, 2014, our future minimum rental payments are as follows:

2015	$5,711
2016	5,484
2017	4,657
2018	2,298
2019	1,388
Thereafter	1,461
Total	$20,999

NOTE 14. CREDIT FACILITY
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
There was no outstanding balance on the credit facility at December 31, 2014 or 2013. We did not incur any interest expense related to this credit facility in 2014 or 2013. We incurred $780 in interest expense related to this credit facility in 2012. We were in compliance with all covenants of the credit agreement at December 31, 2014.

In connection with our acquisition of Mercer Insurance Group on March 28, 2011, we acquired three statutory trusts with outstanding issuances of trust preferred securities balances as of the acquisition date of $15,614. We redeemed each of the trusts and related issuances in full in 2012. We incurred $509 of interest expense related to these trust preferred securities for 2012.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2014 and 2013, respectively. The goodwill is fully allocated to our property and casualty insurance segment.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2014	2013
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(3,654)	(3,017)
	$6,684	$7,321

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(495)	(363)
	$1,483	$1,615

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$11,187	$11,956
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2015	$769
2016	769
2017	769
2018	719
2019	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2014, 2013 and 2012:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2012	$124,376	$(41,790)	$82,586
Change in accumulated other comprehensive income before reclassifications	22,386	(10,349)	12,037
Reclassification adjustments from accumulated other comprehensive income	(2,666)	3,231	565
Balance as of December 31, 2012	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	(23,068)	15,643	(7,425)
Reclassification adjustments from accumulated other comprehensive income	(4,427)	3,814	(613)
Balance as of December 31, 2013	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	36,328	(30,996)	5,332
Reclassification adjustments from accumulated other comprehensive income	(3,306)	1,997	(1,309)
Balance as of December 31, 2014	$149,623	$(58,450)	$91,173

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated March 2, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
March 2, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Interim Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Fire Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire Group, Inc.'s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Interim Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its Consolidated Financial Statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2014, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting is maintained as of December 31, 2014, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2014. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2014, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Dated: March 2, 2015

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Kevin W. Helbing
Kevin W. Helbing
Interim Principal Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.
We have audited United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Fire Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of United Fire Group, Inc. and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
March 2, 2015

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In the fiscal quarter ended December 31, 2014, a new administrative claims system was implemented and the internal controls surrounding the administrative claims process were revised accordingly. There have been no other changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES
The following table sets forth information as of December 31, 2014 concerning the following executive officers and other significant employees:

Name	Age	Position
Randy A. Ramlo (1)	53	President and Chief Executive Officer
Michael T. Wilkins (1)	51	Executive Vice President and Chief Operating Officer
Kevin W. Helbing (1)	49	Interim Principal Financial Officer, Assistant Vice President and Controller
Brian S. Berta	50	Vice President, Great Lakes regional office
David E. Conner (1)	56	Vice President and Chief Claims Officer
Raymond E. Dudonis	58	Vice President, East Coast regional office
Barrie W. Ernst (1)	60	Vice President and Chief Investment Officer
Victoria L. Hefel	50	Vice President, Personal Lines
David L. Hellen	62	Vice President, Denver regional office
Joseph B. Johnson	62	Vice President, Gulf Coast regional office
Alison Kaster	35	Vice President, Project Management
David A. Lange	57	Corporate Secretary and Fidelity and Surety Claims Manager
Janice A. Martin	53	Treasurer and Director of Tax
Scott A. Minkel	52	Vice President, Information Services
Dennis J. Richmann	50	Vice President, Fidelity and Surety
Corey J. Ruehle	41	Vice President, Midwest regional office
Neal R. Scharmer (1)	58	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley (1)	54	Vice President and Chief Operating Officer, United Life Insurance Company
Allen R. Sorensen	56	Vice President, Corporate Underwriting
Colleen R. Sova	59	Vice President, Corporate Marketing
Timothy G. Spain	62	Vice President, Human Resources
Edward E. Sullivan	58	Vice President, West Coast regional office
(1) Executive Officers
A brief description of the business experience of these officers follows:
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
Michael T. Wilkins became our Executive Vice President and Chief Operating Officer in May 2014. He served as our Executive Vice President, Corporate Administration, from May 2007 to May 2014. He was our Senior Vice President, Corporate Administration, from May 2004 until May 2007, our Vice President, Corporate Administration,

from August 2002 until May 2004 and the resident Vice President in our Lincoln regional office from 1998 until 2002. Prior to 1998, Mr. Wilkins held various other positions within the Company since joining us in 1985.
Kevin W. Helbing was appointed Interim Principal Financial Officer in November 2014. Mr. Helbing was appointed Assistant Vice President in May 2014 and has served as our Controller since joining us in February 2008. Mr. Helbing was previously employed by Marsh U.S.A. in Iowa City, Iowa, as Vice President, Treasury, from April 2007 until February 2008. From March 2001 until April 2007, Mr. Helbing was employed by Marsh Advantage America, first as an accounting manager and then as Assistant Vice President and Controller. Marsh U.S.A. and Marsh Advantage America design, manage and administer insurance and risk programs for businesses.
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
Barrie W. Ernst is our Vice President and Chief Investment Officer. He joined us in August 2002. Previously, Mr. Ernst served as Senior Vice President of SCI Financial Group in Cedar Rapids, Iowa, where he worked from 1980 to 2002. SCI Financial Group was a regional financial services firm providing brokerage, insurance and related services to its clients.
Victoria L. Hefel was named Vice President, Personal Lines in May 2014. She joined us in January 2008. Ms. Hefel has over 22 years of experience in the insurance industry. From August 1995 until December 2007, she served as Personal Lines Manager for A W Welt Ambrisco Insurance in Iowa City, Iowa.
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
Alison B. Kaster was named Vice President of Project Management in May 2014, after having served as Director of Project Management since September 2013. Ms. Kaster has over 12 years of experience in the insurance industry and joined us in 2006 after working for EMC Insurance Companies from 2001 until 2006.
David A. Lange has served as one of our Corporate Secretaries since 1997.  He has been our surety claims manager since 1987. Mr. Lange began his employment with us in 1981, with an interruption in service from 1984 until 1987.
Janice A. Martin was named Treasurer in May 2008 and Director of Tax in 2014. Ms. Martin has served in various capacities since joining us in 1988, including as a tax accountant and as tax manager since January 2006.
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
Corey J. Ruehle was named Vice President of our Midwest regional office in May 2013. He has served us in various capacities since joining us in February 2001, including Branch Manager, Assistant Vice President and Underwriting

Manager, underwriting supervisor, senior commercial underwriter and commercial underwriter. From 1996 until 2001, Mr. Ruehle worked in various underwriting positions for Allied Insurance.
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
Dianne M. Lyons, 51, resigned her position as Senior Vice President and Chief Financial Officer on November 14, 2014. The Company entered into an Employment Release Agreement with Ms. Lyons dated December 26, 2014, which is attached as Exhibit 10.28 of this Form 10-K.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our 2015 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2015 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2015 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" and the subheading "Report of the Compensation Committee" in our 2015 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Three - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2015 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2014 and 2013	79
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2014	80
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2014	81
Consolidated Statements of Cash Flows for the three years ended December 31, 2014	82
Notes to Consolidated Financial Statements	84

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	140
Schedule II. Condensed Financial Statements of Parent Company	141
Schedule III: Supplementary Insurance Information	144
Schedule IV: Reinsurance	145
Schedule V: Valuation and Qualifying Accounts	146
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	147
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2014	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$375,603	$377,644	$377,644
States, municipalities and political subdivisions	748,687	778,340	778,340
Foreign governments	136,487	140,173	140,173
Public utilities	206,366	212,357	212,357
All other bonds	1,317,149	1,347,081	1,347,074
Redeemable preferred stock	4,034	4,750	4,750
Total fixed maturities	$2,788,326	$2,860,345	$2,860,338
Equity securities
Common stocks
Public utilities	$7,231	$20,290	$20,290
Banks, trusts and insurance companies	16,637	93,663	93,663
Industrial, miscellaneous and all other	44,823	129,024	129,024
Nonredeemable preferred stocks	6,668	6,932	6,932
Total equity securities	$75,359	$249,909	$249,909
Mortgage loans on real estate	$4,199	$4,559	$4,199
Policy loans	5,916	5,916	5,916
Other long-term investments	44,008	50,424	50,424
Short-term investments	175	175	175
Total investments	$2,917,983	$3,171,328	$3,170,961

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2014	2013

Assets
Fixed maturities, held-to-maturity, at amortized cost (fair value $200 in 2014 and $200 in 2013)	$200	$200
Investment in subsidiary	814,569	778,843
Cash and cash equivalents	2,263	3,253
Federal income tax receivable	383	537
Accrued investment income	1	1
Total assets	$817,416	$782,834

Liabilities and stockholders' equity
Liabilities	$1	$1

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,019,415 and 25,360,893 issued and outstanding in 2014 and 2013, respectively	$25	$25
Additional paid-in capital	202,676	211,574
Retained earnings	523,541	484,084
Accumulated other comprehensive income, net of tax	91,173	87,150
Total stockholders' equity	$817,415	$782,833

Total liabilities and stockholders' equity	$817,416	$782,834
This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2014	2013	2012(1)

Revenues
Investment income	$22	$23	$13
Total revenues	22	23	13

Expenses
Other operating expenses	$297	$172	$158
Total expenses	297	172	158

Loss before income taxes and equity in net income of subsidiary	(275)	(149)	(145)
Federal income tax benefit	(107)	(49)	(51)
Net loss before equity in net income of subsidiary	$(168)	$(100)	$(94)
Equity in net income of subsidiary	59,305	76,240	40,306
Net income	$59,137	$76,140	$40,212

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$55,888	$(35,489)	$34,436
Change in liability for underfunded employee benefit plans of subsidiary	(47,685)	24,066	(15,922)
Other comprehensive income (loss), before tax and reclassification adjustments	$8,203	$(11,423)	$18,514
Income tax effect	(2,871)	3,998	(6,477)
Other comprehensive income (loss), after tax, before reclassification adjustments	$5,332	$(7,425)	$12,037
Reclassification adjustment for net realized gains of the subsidiary included in income	(5,085)	(6,812)	(4,102)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	3,072	5,868	4,971
Total reclassification adjustments, before tax	$(2,013)	$(944)	$869
Income tax effect	704	331	(304)
Total reclassification adjustments, after tax	$(1,309)	$(613)	$565

Comprehensive income	$63,160	$68,102	$52,814
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

United Fire Group, Inc. and its subsidiaries file a consolidated federal income tax return. The federal income tax provision represents an allocation under it's tax allocation agreements.

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2014	2013	2012(1)

Cash flows from operating activities
Net income	$59,137	$76,140	$40,212
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(59,305)	(76,240)	(40,306)
Dividends received from subsidiary	29,000	13,175	26,950
Other, net	700	1,261	26
Total adjustments	$(29,605)	$(61,804)	$(13,330)
Net cash provided by operating activities	$29,532	$14,336	$26,882

Cash flows from investing activities
Purchase of held-to-maturity investments	$—	$—	$(200)
Net cash used in investing activities	$—	$—	$(200)

Cash flows from financing activities
Repurchase of common stock	$(12,942)	$(1,644)	$(7,301)
Issuance of common stock	2,260	3,393	1,106
Tax impact from issuance of common stock	(160)	(488)	(78)
Payment of cash dividends	(19,680)	(17,484)	(15,269)
Net cash used in financing activities	$(30,522)	$(16,223)	$(21,542)

Net change in cash and cash equivalents	$(990)	$(1,887)	$5,140
Cash and cash equivalents at beginning of period	3,253	5,140	—
Cash and cash equivalents at end of year	$2,263	$3,253	$5,140
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

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs (3)	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2014
Property and casualty	$72,861	$969,437	$378,635	$766,939	$44,236	$509,811	$161,310	$79,117	$—	$804,715
Life, accident and health (1)	66,858	1,447,764	90	61,391	60,373	63,055	6,139	15,754	30,245	—
Total	$139,719	$2,417,201	$378,725	$828,330	$104,609	$572,866	$167,449	$94,871	$30,245	$804,715
Year Ended December 31, 2013
Property and casualty	$67,663	$960,651	$340,387	$694,192	$46,332	$437,354	$147,175	$73,626	$—	$722,821
Life, accident and health (1)	82,429	1,472,132	77	60,654	66,467	59,085	6,502	16,235	35,163	—
Total	$150,092	$2,432,783	$340,464	$754,846	$112,799	$496,439	$153,677	$89,861	$35,163	$722,821
Year Ended December 31, 2012
Property and casualty	$64,947	$971,911	$311,561	$629,411	$41,879	$439,137	$134,444	$63,620	$—	$655,331
Life, accident and health (1)	40,353	1,498,176	89	65,583	70,026	63,664	7,390	17,505	41,409	—
Total	$105,300	$2,470,087	$311,650	$694,994	$111,905	$502,801	$141,834	$81,125	$41,409	$655,331

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

(3)	2012 includes amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2014
Life insurance in force	$5,366,061	$1,130,059	$—	$4,236,002
Premiums earned
Property and casualty insurance	$800,492	$49,818	$16,265	$766,939	2.12%
Life, accident and health insurance	64,350	2,959	—	61,391	—%
Total	$864,842	$52,777	$16,265	$828,330	1.96%
Year Ended December 31, 2013
Life insurance in force	$5,300,305	$1,112,688	$4	$4,187,621
Premiums earned
Property and casualty insurance	$726,221	$50,514	$18,485	$694,192	2.66%
Life, accident and health insurance	63,446	2,792	—	60,654	—%
Total	$789,667	$53,306	$18,485	$754,846	2.45%
Year Ended December 31, 2012
Life insurance in force	$5,206,065	$1,083,410	$22	$4,122,677
Premiums earned
Property and casualty insurance	$659,989	$47,467	$16,889	$629,411	2.68%
Life, accident and health insurance	68,204	2,621	—	65,583	—%
Total	$728,193	$50,088	$16,889	$694,994	2.43%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2014	$896	$—	$278	$618
Year Ended December 31, 2013	866	30	—	896
Year Ended December 31, 2012	825	41	—	866

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2014	$2,361	$—	$548	$1,813
Year Ended December 31, 2013	2,909	—	548	2,361
Year Ended December 31, 2012	3,456	—	547	2,909

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2014	$72,861	$969,437	$378,635	$766,939	$4,177	$44,236	$566,555	$(56,744)	$161,310	$489,631	$804,715
2013	$67,663	$960,651	$340,387	$694,192	$6,260	$46,332	$494,841	$(57,487)	$147,175	$419,894	$722,821
2012	$64,947	$971,911	$311,561	$629,411	$1,676	$41,879	$512,564	$(73,427)	$134,444	$395,788	$655,331

(1)	2012 includes amortization of the value of business acquired asset that was recorded as a result of our acquisition of Mercer Insurance Group, Inc. totaling $1,673.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	3/2/2015

By:	/s/ Kevin W. Helbing
Kevin W. Helbing, Interim Principal Financial Officer

Date:	3/2/2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John P. Besong
	Jack B. Evans, Chairman and Director		John P. Besong, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ Scott L. Carlton	By:	/s/ Christopher R. Drahozal
	Scott L. Carlton, Director		Christopher R. Drahozal, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ Douglas M. Hultquist	By	/s/ Casey D. Mahon
	Douglas M. Hultquist, Director		Casey D. Mahon, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ George D. Milligan	By	/s/ James W. Noyce
	George D. Milligan, Director		James W. Noyce, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ Michael W. Phillips	By	/s/ Mary K. Quass
	Michael W. Phillips, Director		Mary K. Quass, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ John A. Rife	By	/s/ Kyle D. Skogman
	John A. Rife, Vice Chairman and Director		Kyle D. Skogman, Director
Date	3/2/2015	Date	3/2/2015

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	3/2/2015

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Reorganization among United Fire & Casualty Company, United Fire Group, Inc. and UFC MergeCo, Inc.		8-K		2.1	5/25/2011
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		4.6	4/20/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)		10-K	12/31/2011	10.4	3/15/2012
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	Form of Non-qualified Employee Stock Option Agreement under the 2008 Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	2008 Stock Plan		8-K		99.1	5/22/2008
10.9	*	Form of Stock Award Agreement under the 2008 Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under the 2008 Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the 2008 Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13		Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/23/2011
10.14		First Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	1/30/2012
10.15	*	Form of Restricted Stock Agreement under the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2011	10.14	3/15/2012
10.16	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.17	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.18		Second Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/21/2012
10.19		Assignment, Joinder, Assumption, and Release Agreement, between and among United Fire Group, Inc., United Fire & Casualty Company, a syndicate of financial institutions, as lenders party thereto, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Swingline Lender, and Letter of Credit Issuer		8-K		10.1	6/5/2013
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.20	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan)		DEF14A		App A	4/8/2014
10.21	*	United Fire Group, Inc. Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.22	*	United Fire & Casualty Company Executive Nonqualified Excess Plan Adoption Agreement		8-K		10.2	5/22/2014
10.23	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.24	*	United Fire Group, Inc. Template Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.25	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.26	*	Form of Non-Qualified Employee Stock Option Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.27	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.28	*	Employment Release Agreement, dated December 26, 2014, between United Fire Group, Inc. and Dianne M. Lyons	X
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
14		Code of Ethics		8-K/A		14.1	1/31/2013
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1		Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2		Certification of Kevin W. Helbing Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1		Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2		Certification of Kevin W. Helbing Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*Indicates a management contract or compensatory plan or arrangement.

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.
X