Form 10-Q
period 2015-03-31
UNITED FIRE GROUP INC
filed 2015-05-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2015

Commission File Number 001-34257

________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2015, 25,018,898 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2015

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("United Fire", the "Registrant", the "Company", "we", "us", or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2014 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $370 in 2015 and $404 in 2014)	$366	$397
Available-for-sale, at fair value (amortized cost $2,727,434 in 2015 and $2,773,566 in 2014)	2,817,955	2,843,079
Trading securities, at fair value (amortized cost $14,495 in 2015 and $14,363 in 2014)	16,793	16,862
Equity securities
Available-for-sale, at fair value (cost $72,238 in 2015 and $71,651 in 2014)	243,551	245,843
Trading securities, at fair value (cost $3,445 in 2015 and $3,708 in 2014)	3,746	4,066
Mortgage loans	4,141	4,199
Policy loans	5,792	5,916
Other long-term investments	47,059	50,424
Short-term investments	175	175
	3,139,578	3,170,961
Cash and cash equivalents	111,320	90,574
Accrued investment income	27,009	25,989
Premiums receivable (net of allowance for doubtful accounts of $746 in 2015 and $618 in 2014)	268,956	249,030
Deferred policy acquisition costs	139,141	139,719
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $42,811 in 2015 and $41,492 in 2014)	49,705	49,247
Reinsurance receivables and recoverables	83,383	86,810
Prepaid reinsurance premiums	3,927	3,632
Goodwill and intangible assets	26,086	26,278
Other assets	15,146	14,449
TOTAL ASSETS	$3,864,251	$3,856,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$975,468	$969,437
Life insurance	1,419,310	1,447,764
Unearned premiums	398,260	378,725
Accrued expenses and other liabilities	189,791	212,577
Income taxes payable	8,802	5,012
Deferred income taxes	28,387	25,759
TOTAL LIABILITIES	$3,020,018	$3,039,274
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,006,049 and 25,019,415 shares issued and outstanding in 2015 and 2014, respectively	$25	$25
Additional paid-in capital	202,306	202,676
Retained earnings	542,223	523,541
Accumulated other comprehensive income, net of tax	99,679	91,173
TOTAL STOCKHOLDERS’ EQUITY	$844,233	$817,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,864,251	$3,856,689
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2015	2014
Revenues
Net premiums earned	$213,171	$193,341
Investment income, net of investment expenses	24,363	26,762
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,895 in 2015 and $1,482 in 2014; previously included in accumulated other comprehensive income (loss))	887	2,194
Other income	63	607
Total revenues	$238,484	$222,904
Benefits, Losses and Expenses
Losses and loss settlement expenses	$126,409	$125,237
Increase in liability for future policy benefits	7,623	7,821
Amortization of deferred policy acquisition costs	42,472	39,534
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,867 in 2015 and $768 in 2014; previously included in accumulated other comprehensive income (loss))	23,534	26,428
Interest on policyholders’ accounts	6,615	7,987
Total benefits, losses and expenses	$206,653	$207,007
Income before income taxes	$31,831	$15,897
Federal income tax expense (includes reclassifications of ($10) in 2015 and ($250) in 2014; previously included in accumulated other comprehensive income (loss))	8,152	2,566
Net income	$23,679	$13,331
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$13,114	$24,069
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$13,114	$24,069
Income tax effect	(4,590)	(8,425)
Other comprehensive income, after tax, before reclassification adjustments	$8,524	$15,644
Reclassification adjustment for net realized investment gains included in income	$(1,895)	$(1,482)
Reclassification adjustment for employee benefit costs included in expense	1,867	768
Total reclassification adjustments, before tax	$(28)	$(714)
Income tax effect	$10	$250
Total reclassification adjustments, after tax	$(18)	$(464)
Comprehensive income	$32,185	$28,511

Weighted average common shares outstanding	24,990,470	25,372,280
Basic earnings per common share	$0.95	$0.53
Diluted earnings per common share	0.94	0.52
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Three Months Ended March 31, 2015

Common stock
Balance, beginning of year	$25
Shares repurchased (37,637 shares)	—
Shares issued for stock-based awards (24,271 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$202,676
Compensation expense and related tax benefit for stock-based award grants	360
Shares repurchased	(1,083)
Shares issued for stock-based awards	353
Balance, end of period	$202,306

Retained earnings
Balance, beginning of year	$523,541
Net income	23,679
Dividends on common stock ($0.20 per share)	(4,997)
Balance, end of period	$542,223

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$91,173
Change in net unrealized investment appreciation(1)	7,292
Change in liability for underfunded employee benefit plans(2)	1,214
Balance, end of period	$99,679

Summary of changes
Balance, beginning of year	$817,415
Net income	23,679
All other changes in stockholders’ equity accounts	3,139
Balance, end of period	$844,233

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$23,679	$13,331
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,702	3,701
Depreciation and amortization	1,618	2,295
Stock-based compensation expense	553	437
Net realized investment gains	(887)	(2,194)
Net cash flows from trading investments	510	(5,673)
Deferred income tax benefit	(1,519)	(1,559)
Changes in:
Accrued investment income	(1,020)	(763)
Premiums receivable	(19,926)	(17,789)
Deferred policy acquisition costs	(6,333)	(2,124)
Reinsurance receivables	3,427	2,170
Prepaid reinsurance premiums	(295)	(470)
Income taxes receivable	—	1,786
Other assets	(697)	2,324
Future policy benefits and losses, claims and loss settlement expenses	8,726	19,648
Unearned premiums	19,535	20,318
Accrued expenses and other liabilities	(20,919)	(17,785)
Income taxes payable	3,790	1,948
Deferred income taxes	(433)	(72)
Other, net	342	(1,038)
Total adjustments	$(9,826)	$5,160
Net cash provided by operating activities	$13,853	$18,491
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,017	$—
Proceeds from call and maturity of held-to-maturity investments	31	11
Proceeds from call and maturity of available-for-sale investments	172,825	103,480
Proceeds from short-term and other investments	3,450	764
Purchase of available-for-sale investments	(133,920)	(131,989)
Purchase of short-term and other investments	(1,560)	(1,152)
Net purchases and sales of property and equipment	(1,881)	(2,860)
Net cash provided by (used in) investing activities	$43,962	$(31,746)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$36,099	$49,281
Withdrawals from investment and universal life contracts	(67,248)	(55,882)
Payment of cash dividends	(4,997)	(4,567)
Repurchase of common stock	(1,083)	—
Issuance of common stock	353	823
Tax impact from issuance of common stock	(193)	70
Net cash used in financing activities	$(37,069)	$(10,275)
Net Change in Cash and Cash Equivalents	$20,746	$(23,530)
Cash and Cash Equivalents at Beginning of Period	90,574	92,193
Cash and Cash Equivalents at End of Period	$111,320	$68,663
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
Management of United Fire believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The review report of Ernst & Young LLP as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2015 and 2014, we made payments for income taxes totaling $6,508 and $1,007, respectively. We did not receive a tax refund during the three-month period ended March 31, 2015. We received a tax refund of $615 during the three-month period ended March 31, 2014.

For the three-month periods ended March 31, 2015 and 2014, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2015.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$72,861	$66,858	$139,719
Underwriting costs deferred	47,326	1,479	48,805
Amortization of deferred policy acquisition costs	(40,809)	(1,663)	(42,472)
Ending unamortized deferred policy acquisition costs	$79,378	$66,674	$146,052
Change in "shadow" deferred policy acquisition costs	—	(6,911)	(6,911)
Recorded asset at end of period	$79,378	$59,763	$139,141

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. With the completion of the Mercer Insurance Group integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in a decrease to other underwriting expenses of $48 and an increase to the DAC asset of $728 for the three-month period ended March 31, 2015 as compared to what we would have recognized had we not updated our model.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The "shadow" DAC adjustment decreased the DAC asset by $20,294 and $13,383 at March 31, 2015 and December 31, 2014, respectively.
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
We reported a federal income tax expense of $8,152 and $2,566 for the three-month periods ended March 31, 2015 and 2014, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax position and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2015 or December 31, 2014. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2015

Troubled Debt Restructuring

In August 2014, the FASB issued updated guidance on the accounting for creditors who are holding receivables with troubled debt restructuring, specifically related to the classification of certain government guaranteed mortgage loans that are in foreclosure. The objective of this update is to provide greater consistency and transparency by addressing the classification of certain foreclosed mortgage loans guaranteed through government programs. The guidance is effective for interim and annual periods beginning after December 15, 2014. The Company adopted the guidance on January 1, 2015. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
Discontinued Operations
In April 2014, the FASB issued new guidance on reporting discontinued operations and disclosures of disposals of components of an entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning after December 15, 2014. The Company adopted the guidance on January 1, 2015. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
Pending Adoption of Accounting Standards
Other Internal Use Software

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies customer's accounting for fees paid for cloud computing arrangements. The new guidance provides guidance to customers about whether a cloud computing arrangement includes a software license or whether the arrangement is considered a service contract. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating its accounting for cloud computing arrangements and the impact on the Company's financial position and results of operations.

Debt Issuance Costs

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating the impact on the Company's financial position and results of operations.

Consolidation

In February 2015, the FASB issued amendments to the consolidation analysis that a reporting entity performs to determine whether it should consolidate certain legal entities. Specifically, the new guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"), eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that have VIE's, particularly those with fee arrangements and related party relationships. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating the impact on the Company's financial position and results of operations.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2015 and December 31, 2014, is as follows:

March 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$55	$1	$—	$56
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	111	3	—	114
Total Held-to-Maturity Fixed Maturities	$366	$4	$—	$370
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$20,790	$287	$6	$21,071
U.S. government agency	301,686	5,287	582	306,391
States, municipalities and political subdivisions	765,100	30,327	722	794,705
Foreign bonds	125,431	4,724	468	129,687
Public utilities	210,251	8,490	228	218,513
Corporate bonds
Energy	117,526	3,554	467	120,613
Industrials	205,678	7,967	1,656	211,989
Consumer goods and services	172,644	6,253	175	178,722
Health care	89,689	4,025	29	93,685
Technology, media and telecommunications	130,242	4,650	345	134,547
Financial services	221,491	10,252	1	231,742
Mortgage-backed securities	16,243	610	11	16,842
Collateralized mortgage obligations	345,805	10,813	2,321	354,297
Asset-backed securities	4,858	293	—	5,151
Total Available-for-Sale Fixed Maturities	$2,727,434	$97,532	$7,011	$2,817,955
Equity securities:
Common stocks
Public utilities	$7,231	$11,913	$62	$19,082
Energy	5,625	7,949	7	13,567
Industrials	13,284	33,888	162	47,010
Consumer goods and services	10,308	13,189	1	23,496
Health care	7,920	22,039	—	29,959
Technology, media and telecommunications	6,207	6,931	28	13,110
Financial services	16,679	75,500	43	92,136
Nonredeemable preferred stocks	4,984	207	—	5,191
Total Available-for-Sale Equity Securities	$72,238	$171,616	$303	$243,551
Total Available-for-Sale Securities	$2,799,672	$269,148	$7,314	$3,061,506

December 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions	$55	$—	$—	$55
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	142	7	—	149
Total Held-to-Maturity Fixed Maturities	$397	$7	$—	$404
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$25,856	$168	$52	$25,972
U.S. government agency	349,747	4,347	2,422	351,672
States, municipalities and political subdivisions	748,632	30,395	742	778,285
Foreign bonds	136,487	4,132	446	140,173
Public utilities	206,366	6,479	488	212,357
Corporate bonds
Energy	135,068	2,858	793	137,133
Industrials	211,256	6,373	2,154	215,475
Consumer goods and services	172,623	4,702	324	177,001
Health care	86,017	3,228	210	89,035
Technology, media and telecommunications	131,465	3,863	799	134,529
Financial services	215,095	8,574	87	223,582
Mortgage-backed securities	17,121	483	46	17,558
Collateralized mortgage obligations	335,092	7,003	4,806	337,289
Asset-backed securities	2,741	277	—	3,018
Total Available-for-Sale Fixed Maturities	$2,773,566	$82,882	$13,369	$2,843,079
Equity securities:
Common stocks
Public utilities	$7,231	$13,103	$44	$20,290
Energy	5,094	8,623	—	13,717
Industrials	13,284	32,299	124	45,459
Consumer goods and services	10,294	13,295	275	23,314
Health care	7,920	22,436	—	30,356
Technology, media and telecommunications	6,207	7,846	58	13,995
Financial services	16,637	77,077	51	93,663
Nonredeemable preferred stocks	4,984	72	7	5,049
Total Available-for-Sale Equity Securities	$71,651	$174,751	$559	$245,843
Total Available-for-Sale Securities	$2,845,217	$257,633	$13,928	$3,088,922

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55	$56	$242,924	$245,549	$2,246	$2,846
Due after one year through five years	200	200	815,499	854,281	7,361	7,914
Due after five years through 10 years	—	—	853,096	882,432	1,998	2,499
Due after 10 years	—	—	449,009	459,403	2,890	3,534
Asset-backed securities	—	—	4,858	5,151	—	—
Mortgage-backed securities	111	114	16,243	16,842	—	—
Collateralized mortgage obligations	—	—	345,805	354,297	—	—
	$366	$370	$2,727,434	$2,817,955	$14,495	$16,793
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains is as follows:

	Three Months Ended March 31,
	2015	2014
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$991	$647
Trading securities
Change in fair value	(201)	300
Sales	516	235
Equity securities:
Available-for-sale	904	835
Trading securities
Change in fair value	(56)	177
Sales	46	—
Other long-term investments	(1,313)	—
Total net realized investment gains	$887	$2,194
The proceeds and gross realized gains on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$5,017	$—
Gross realized gains	973	—
Gross realized losses	—	—
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2015 and 2014.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $20,539 and $20,928 at March 31, 2015 and December 31, 2014, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10,270 at March 31, 2015.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2015	2014
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$21,008	$28,563
Available-for-sale equity securities	(2,879)	2,945
Deferred policy acquisition costs	(6,911)	(8,920)
Income tax effect	(3,926)	(7,907)
Total change in net unrealized investment appreciation, net of tax	$7,292	$14,681
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2015 and December 31, 2014. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2015, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses did not warrant the recognition of an OTTI charge at March 31, 2015 or at March 31, 2014. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at March 31, 2015. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2015 was $49. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

March 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$3,428	$1	2	$1,663	$5	$5,091	$6
U.S. government agency	16	40,258	216	7	22,085	366	62,343	582
States, municipalities and political subdivisions	49	55,259	510	15	10,927	212	66,186	722
Foreign bonds	6	13,685	468	—	—	—	13,685	468
Public utilities	5	8,581	81	3	2,111	147	10,692	228
Corporate bonds
Energy	6	12,156	261	3	7,211	206	19,367	467
Industrials	8	18,037	161	2	6,536	1,495	24,573	1,656
Consumer goods and services	4	12,273	170	4	2,517	5	14,790	175
Health care	2	7,052	4	2	3,895	25	10,947	29
Technology, media and telecommunications	1	3,194	8	2	9,187	337	12,381	345
Financial services	1	2,204	1	—	—	—	2,204	1
Mortgage-backed securities	4	168	11	—	—	—	168	11
Collateralized mortgage obligations	14	20,680	268	39	83,994	2,053	104,674	2,321
Total Available-for-Sale Fixed Maturities	118	$196,975	$2,160	79	$150,126	$4,851	$347,101	$7,011
Equity securities:
Common stocks
Public utilities	3	$246	$62	—	$—	$—	$246	$62
Energy	1	179	7	—	—	—	179	7
Industrials	3	237	112	2	63	50	300	162
Consumer goods and services	—	—	—	2	16	1	16	1
Technology, media and telecommunications	7	521	17	2	229	11	750	28
Financial services	1	194	43	—	—	—	194	43
Total Available-for-Sale Equity Securities	15	$1,377	$241	6	$308	$62	$1,685	$303
Total Available-for-Sale Securities	133	$198,352	$2,401	85	$150,434	$4,913	$348,786	$7,314

December 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$2,343	$6	4	$5,069	$46	$7,412	$52
U.S. government agency	11	41,064	70	35	95,198	2,352	136,262	2,422
States, municipalities and political subdivisions	18	30,859	185	62	50,847	557	81,706	742
Foreign bonds	6	17,158	446	—	—	—	17,158	446
Public utilities	10	21,839	194	4	3,611	294	25,450	488
Corporate bonds
Energy	8	17,416	420	3	7,061	373	24,477	793
Industrials	8	17,103	362	3	9,592	1,792	26,695	2,154
Consumer goods and services	11	28,344	258	7	10,064	66	38,408	324
Health care	3	8,244	36	3	7,104	174	15,348	210
Technology, media and telecommunications	4	8,860	68	4	15,742	731	24,602	799
Financial services	3	5,908	31	2	6,131	56	12,039	87
Mortgage-backed securities	9	425	21	2	1,991	25	2,416	46
Collateralized mortgage obligations	10	20,746	112	56	122,550	4,694	143,296	4,806
Total Available-for-Sale Fixed Maturities	105	$220,309	$2,209	185	$334,960	$11,160	$555,269	$13,369
Equity securities:
Common stocks
Public utilities	3	$263	$44	—	$—	$—	$263	$44
Industrials	3	280	70	2	58	54	338	124
Consumer goods and services	1	129	272	2	15	3	144	275
Technology, media and telecommunications	4	503	14	5	218	44	721	58
Financial services	1	186	51	—	—	—	186	51
Nonredeemable preferred stocks	—	—	—	1	700	7	700	7
Total Available-for-Sale Equity Securities	12	$1,361	$451	10	$991	$108	$2,352	$559
Total Available-for-Sale Securities	117	$221,670	$2,660	195	$335,951	$11,268	$557,621	$13,928

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
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2015 and December 31, 2014 was reasonable.
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

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2015 and December 31, 2014 is as follows:

	March 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$370	$366	$404	$397
Available-for-sale securities	2,817,955	2,817,955	2,843,079	2,843,079
Trading securities	16,793	16,793	16,862	16,862
Equity securities:
Available-for-sale securities	243,551	243,551	245,843	245,843
Trading securities	3,746	3,746	4,066	4,066
Mortgage loans	4,500	4,141	4,559	4,199
Policy loans	5,792	5,792	5,916	5,916
Other long-term investments	47,059	47,059	50,424	50,424
Short-term investments	175	175	175	175
Cash and cash equivalents	111,320	111,320	90,574	90,574
Corporate-owned life insurance	1,072	1,072	918	918
Liabilities
Policy reserves
Annuity (accumulations) (1)	$848,649	$832,330	$865,802	$863,606
Annuity (benefit payments)	133,182	95,780	176,592	99,121
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2015 and December 31, 2014:

March 31, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,071	$—	$21,071	$—
U.S. government agency	306,391	—	306,391	—
States, municipalities and political subdivisions	794,705	—	794,186	519
Foreign bonds	129,687	—	129,687	—
Public utilities	218,513	—	218,513	—
Corporate bonds
Energy	120,613	—	120,613	—
Industrials	211,989	—	211,989	—
Consumer goods and services	178,722	—	177,354	1,368
Health care	93,685	—	93,685	—
Technology, media and telecommunications	134,547	—	134,547	—
Financial services	231,742	—	220,911	10,831
Mortgage-backed securities	16,842	—	16,842	—
Collateralized mortgage obligations	354,297	—	354,297	—
Asset-backed securities	5,151	—	3,658	1,493
Total Available-for-Sale Fixed Maturities	$2,817,955	$—	$2,803,744	$14,211
Equity securities:
Common stocks
Public utilities	$19,082	$19,082	$—	$—
Energy	13,567	13,567	—	—
Industrials	47,010	47,008	2	—
Consumer goods and services	23,496	23,496	—	—
Health care	29,959	29,959	—	—
Technology, media and telecommunications	13,110	13,110	—	—
Financial services	92,136	88,084	74	3,978
Nonredeemable preferred stocks	5,191	565	4,626	—
Total Available-for-Sale Equity Securities	$243,551	$234,871	$4,702	$3,978
Total Available-for-Sale Securities	$3,061,506	$234,871	$2,808,446	$18,189
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,836	$—	$3,836	$—
Consumer goods and services	115	—	115	—

Health care	2,339	—	2,339	—
Technology, media and telecommunications	318	—	318	—
Financial services	5,693	—	5,693	—
Redeemable preferred stocks	4,492	4,492	—	—
Equity securities:
Energy	395	395	—	—
Consumer goods and services	1,081	1,081	—	—
Health care	331	331	—	—
Technology, media and telecommunications	353	353	—	—
Nonredeemable preferred stocks	1,586	1,586	—	—
Total Trading Securities	$20,539	$8,238	$12,301	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$46,075	$46,075	$—	$—
Corporate-Owned Life Insurance	$1,072	$—	$1,072	$—
Total Assets Measured at Fair Value	$3,129,367	$289,359	$2,821,819	$18,189

December 31, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$25,972	$—	$25,972	$—
U.S. government agency	351,672	—	351,672	—
States, municipalities and political subdivisions	778,285	—	777,766	519
Foreign bonds	140,173	—	140,173	—
Public utilities	212,357	—	212,357	—
Corporate bonds
Energy	137,133	—	137,133	—
Industrials	215,475	—	215,475	—
Consumer goods and services	177,001	—	175,682	1,319
Health care	89,035	—	89,035	—
Technology, media and telecommunications	134,529	—	134,529	—
Financial services	223,582	—	212,589	10,993
Mortgage-backed securities	17,558	—	17,558	—
Collateralized mortgage obligations	337,289	—	337,289	—
Asset-backed securities	3,018	—	1,406	1,612
Total Available-for-Sale Fixed Maturities	$2,843,079	$—	$2,828,636	$14,443
Equity securities:
Common stocks
Public utilities	$20,290	$20,290	$—	$—
Energy	13,717	13,717	—	—
Industrials	45,459	45,458	1	—
Consumer goods and services	23,314	23,314	—	—
Health care	30,356	30,356	—	—
Technology, media and telecommunications	13,995	13,995	—	—
Financial services	93,663	89,719	72	3,872
Nonredeemable preferred stocks	5,049	558	4,491	—
Total Available-for-Sale Equity Securities	$245,843	$237,407	$4,564	$3,872
Total Available-for-Sale Securities	$3,088,922	$237,407	$2,833,200	$18,315
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$3,352	$—	$3,352	$—
Health care	2,425	—	2,425	—
Technology, media and telecommunications	338	—	338	—
Financial services	5,997	—	5,997	—
Redeemable preferred stocks	4,750	4,750	—	—

Equity securities:
Energy	411	411	—	—
Consumer goods and services	1,034	1,034	—	—
Health care	327	327	—	—
Technology, media and telecommunications	411	411	—	—
Nonredeemable preferred stocks	1,883	1,883	—	—
Total Trading Securities	$20,928	$8,816	$12,112	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$28,095	$28,095	$—	$—
Corporate-Owned Life Insurance	$918	$—	$918	$—
Total Assets Measured at Fair Value	$3,139,038	$274,493	$2,846,230	$18,315
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
For the three-month period ended March 31, 2015, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended March 31, 2015, there were no securities transferred between Level 1 and Level 2.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2015	$519	$12,312	$1,612	$3,872	$18,315
Net unrealized gains (losses)(1)	—	182	8	—	190
Purchases	—	—	—	121	121
Disposals	—	(295)	(127)	(15)	(437)
Balance at March 31, 2015	$519	$12,199	$1,493	$3,978	$18,189
(1) Unrealized gains are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2015, the cash surrender value of the COLI policies was $1,072, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2015	2014	2015	2014

Net periodic benefit cost
Service cost	$1,669	$1,303	$1,305	$924
Interest cost	1,500	1,468	713	586
Expected return on plan assets	(1,950)	(1,739)	—	—
Amortization of net loss	1,136	544	731	224
Net periodic benefit cost	$2,355	$1,576	$2,749	$1,734

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute $6,352 to the pension plan in 2015. For the three-month period ended March 31, 2015, we contributed $1,565 to the pension plan. We anticipate that the total contribution in 2015 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the Stock Plan, United Fire Group, Inc. Stock Plan, which amended and restated the 2008 Stock Plan (as amended, the "Stock Plan"). At March 31, 2015, there are 1,382,693 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2015	From Inception to March 31, 2015
Beginning balance	1,646,947	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(362,854)	(2,359,363)
Number of awards forfeited or expired	98,600	342,056
Ending balance	1,382,693	1,382,693
Number of option awards exercised	23,724	491,287
Number of unrestricted stock awards granted	—	5,280
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At March 31, 2015, we had 87,194 authorized shares available for future issuance.
The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the Director Plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement (subject to limits set forth in the Director Plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Plan.

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2015	From Inception to March 31, 2015
Beginning balance	87,194	300,000
Number of awards granted	—	(218,809)
Number of awards forfeited or expired	—	6,003
Ending balance	87,194	87,194
Number of option awards exercised	547	5,222
Number of restricted stock awards vested	—	11,442

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2015 and 2014, we recognized stock-based compensation expense of $553 and $437, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2015, we had $7,270 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2015 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2015	$1,740
2016	1,929
2017	1,690
2018	1,269
2019	581
2020	61
Total	$7,270

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

We evaluate the two segments on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

We have reconciled the amounts in the following table for the three-month periods ended March 31, 2015 and 2014 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2015
Net premiums earned	$200,137	$13,228	$213,365
Investment income, net of investment expenses	10,730	13,616	24,346
Net realized investment gains (losses)	(239)	1,126	887
Other income	—	63	63
Total reportable segment	$210,628	$28,033	$238,661
Intersegment eliminations	17	(194)	(177)
Total revenues	$210,645	$27,839	$238,484
Net income	$23,103	$576	$23,679
Assets	$2,166,432	$1,697,819	$3,864,251
Invested assets	$1,562,710	$1,576,868	$3,139,578

Three Months Ended March 31, 2014
Net premiums earned	$179,494	$13,980	$193,474
Investment income, net of investment expenses	11,113	15,599	26,712
Net realized investment gains	1,367	827	2,194
Other income	480	127	607
Total reportable segment	$192,454	$30,533	$222,987
Intersegment eliminations	50	(133)	(83)
Total revenues	$192,504	$30,400	$222,904
Net income	$11,811	$1,520	$13,331
Assets	$2,032,501	$1,736,748	$3,769,249
Invested assets	$1,486,783	$1,628,951	$3,115,734

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(In Thousands Except Share Data)	2015		2014
	Basic	Diluted	Basic	Diluted
Net income	$23,679	$23,679	$13,331	$13,331
Weighted-average common shares outstanding	24,990,470	24,990,470	25,372,280	25,372,280
Add dilutive effect of restricted stock awards	—	114,313	—	102,635
Add dilutive effect of stock options	—	—	—	115,292
Weighted-average common shares	24,990,470	25,104,783	25,372,280	25,590,207
Earnings per common share	$0.95	$0.94	$0.53	$0.52
Awards excluded from diluted earnings per share calculation(1)	—	697,950	—	908,480

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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

The credit agreement contains customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, these activities include restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contains certain financial covenants, including covenants that require us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum shareholders' equity.
There was no outstanding balance on the credit facility at March 31, 2015 and 2014. For the three-month periods ended March 31, 2015 and 2014, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at March 31, 2015.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2015	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	8,524	—	8,524
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,232)	1,214	(18)
Balance as of March 31, 2015	$156,915	$(57,236)	$99,679

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of March 31, 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and 2014, the consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 2, 2015. In our opinion, the accompanying consolidated balance sheet of United Fire Group, Inc. as of December 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
May 5, 2015

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes in our critical accounting policies from December 31, 2014.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2014. When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

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

For the three-month period ended March 31, 2015, property and casualty insurance business accounted for approximately 94.0 percent of our net premiums earned, of which 91.5 percent was generated from commercial lines. Life insurance business accounted for approximately 6.0 percent of our net premiums earned, of which 59.5 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the three-month period ended March 31, 2015, approximately 49.4 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 77.3 percent of our life insurance premiums were written in Iowa, Wisconsin, Nebraska, Minnesota, and Illinois.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2015	2014	%
Revenues
Net premiums earned	$213,171	$193,341	10.3%
Investment income, net of investment expenses	24,363	26,762	(9.0)
Net realized investment gains	887	2,194	(59.6)
Other income	63	607	(89.6)
Total revenues	$238,484	$222,904	7.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$126,409	$125,237	0.9%
Increase in liability for future policy benefits	7,623	7,821	(2.5)
Amortization of deferred policy acquisition costs	42,472	39,534	7.4
Other underwriting expenses	23,534	26,428	(11.0)
Interest on policyholders' accounts	6,615	7,987	(17.2)
Total benefits, losses and expenses	$206,653	$207,007	(0.2)%

Income before income taxes	$31,831	$15,897	100.2%
Federal income tax expense	8,152	2,566	217.7
Net income	$23,679	$13,331	77.6%

The following is a summary of our financial performance for the three-month period ended March 31, 2015:

Consolidated Results of Operations

For the three-month period ended March 31, 2015, net income was $23.7 million compared to $13.3 million for the same period of 2014, driven primarily by an increase in net premiums earned partially offset by a decrease in investment income. Consolidated net premiums earned increased to $213.2 million compared to $193.3 million for the same period of 2014. This increase represents organic growth and is the result of a combination of rate increases and, to a lesser extent, new business writings.

Losses and loss settlement expenses increased by $1.2 million during the three-month period ended March 31, 2015 compared to the same period of 2014. The increase is attributable to organic growth. The net loss ratio decreased by 6.5 percentage points during the three-month period ended March 31, 2015 compared to the same period of 2014. Pre-tax catastrophe losses totaled $0.2 million compared to $3.3 million in the same period of 2014.

Investment income decreased by $2.4 million during the three-month period ended March 31, 2015 compared to the same period of 2014. The decrease is due to the decline of reinvestment interest rates from the continued low interest rate environment and secondarily to the change in value of our investments in limited liability partnerships. We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income.

Consolidated Financial Condition

At March 31, 2015, the book value per share of our common stock was $33.76. We repurchased 37,637 shares of our common stock at a total cost of $1.1 million and an average share price of $28.78 in the three-month period ended March 31, 2015. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we are authorized to repurchase an additional 1,570,645 shares of our common stock.

Net unrealized investment gains totaled $156.9 million as of March 31, 2015, an increase of $7.3 million, net of tax, or 4.9 percent, since December 31, 2014. The increase in net unrealized investment gains resulted from an increase in the fair value of the fixed maturity investment portfolio as a result of interest rate declines at March 31, 2015 partially offset by a decrease in the fair value of our equity investment portfolio.

Our stockholders' equity increased to $844.2 million at March 31, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $23.7 million and an increase in net unrealized investment gains of $7.3 million, net of tax, partially offset by shareholder dividends of $5.0 million and share repurchases of $1.1 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands Except Ratios)	2015	2014
Net premiums written	$219,378	$199,329
Net premiums earned	$200,137	$179,494
Losses and loss settlement expenses	(119,338)	(118,656)
Amortization of deferred policy acquisition costs	(40,809)	(37,876)
Other underwriting expenses	(19,404)	(22,260)
Underwriting gain	$20,586	$702

Investment income, net of investment expenses	10,747	11,163
Net realized investment gains (losses)	(239)	1,367
Other income	—	480
Income before income taxes	$31,094	$13,712

GAAP Ratios:
Net loss ratio (without catastrophes)	59.5%	64.3%
Catastrophes - effect on net loss ratio	0.1	1.8
Net loss ratio(1)	59.6%	66.1%
Expense ratio(2)	30.1	33.5
Combined ratio(3)	89.7%	99.6%
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

For the three-month period ended March 31, 2015, our property and casualty segment reported income before taxes of $31.1 million or an increase of $17.4 million compared to the same period of 2014. The increase in the three-month period ended March 31, 2015 was driven primarily by an increase in net premiums earned partially offset by a decrease in investment income and net realized investment losses in the first quarter of the current year as compared to the same period in the prior year.

Net premiums earned increased 11.5 percent to $200.1 million in the three-month period ended March 31, 2015, compared to $179.5 million in the same period of 2014. This increase represents organic growth and is the result of a combination of rate increases and, to a lesser extent, new business writings.

Investment income decreased 3.7 percent to $10.7 million in the three-month period ended March 31, 2015, compared to $11.2 million in the same period of 2014. The decrease was primarily due to changes in value of our investments in limited liability partnerships and secondarily to the decline of reinvestment interest rates from the continued low interest rate environment. In the three-month period ended March 31, 2015, the change in value of investments in limited liability partnerships resulted in a decrease of $0.4 million to investment income as compared to the same period in the prior year.

The combined ratio decreased 9.9 percentage points to 89.7 percent for the three-month period ended March 31, 2015, compared to 99.6 percent for the same period of 2014. The decrease in the GAAP combined ratio in the three-month period ended March 31, 2015, as compared to the same period of 2014, was primarily attributable to decreases in both the net loss ratio and expense ratio.

The net loss ratio, a component of the combined ratio, decreased by 6.5 percentage points to 59.6 percentage points in the three-month period ended March 31, 2015, as compared to the same period of 2014 primarily due to higher prior year losses. In the first quarter of 2014, we experienced an above average frequency of claims associated with the harsh winter weather in the U.S. and an above average frequency and severity in commercial fire losses. Pre-tax catastrophe losses totaled $0.2 million for the three-month period ended March 31, 2015 as compared to $3.3 million in the same period of 2014.

The expense ratio, a component of the combined ratio, of 30.1 percentage points for the quarter ended March 31, 2015 decreased by 3.4 percentage points as compared with the same period of 2014 primarily due to an improvement in the profitability in certain lines of business, which led to an increase in the amount of underwriting expenses eligible for deferral in our deferred acquisition costs partially offset by an increase in pension and post-retirement benefit costs in the quarter ended March 31, 2015.

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

2015 Development

The property and casualty insurance segment experienced $16.7 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2015. Four lines in aggregate accounted for $16.0 million of the total $16.7 million of favorable development. The largest single contributor was workers' compensation with $5.8 million of favorable development followed by long-tail liability with $4.9 million of favorable development, commercial auto liability which had $3.0 million of favorable development and auto physical damage with $2.3 million of favorable development. All four of these lines benefited from reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims primarily due to favorable results from subrogation recoveries and successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments.

2014 Development

The property and casualty insurance segment experienced $14.5 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2014. The significant driver of the favorable reserve development in 2014 was our commercial auto liability line which contributed $8.8 million of the total, primarily due to favorable results from loss control and re-underwriting initiatives over the past several months. Also contributing to the favorable development during the three-month period ended March 31, 2014, only to a lesser extent than commercial auto liability, were personal auto liability and auto physical damage which combined for $2.9 million of favorable development. Long-tail liability lines contributed an additional $3.1 million of favorable development. No other line of business contributed a significant portion of the total development.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2015, our total reserves remained relatively flat compared to December 31, 2014 and within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2015			2014
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$60,507	$32,557	53.8%	$53,153	$30,670	57.7%
Fire and allied lines	48,111	28,702	59.7	42,887	34,658	80.8
Automobile	43,679	33,334	76.3	38,450	22,248	57.9
Workers' compensation	23,240	11,387	49.0	21,030	18,209	86.6
Fidelity and surety	4,755	1,731	36.4	4,460	(313)	(7.0)
Miscellaneous	674	1	0.1	664	11	1.7
Total commercial lines	$180,966	$107,712	59.5%	$160,644	$105,483	65.7%

Personal lines
Fire and allied lines	$10,910	$6,003	55.0%	$11,032	$6,855	62.1%
Automobile	5,831	3,197	54.8	5,681	4,294	75.6
Miscellaneous	246	211	85.8	244	105	43.0
Total personal lines	$16,987	$9,411	55.4%	$16,957	$11,254	66.4%
Reinsurance assumed	$2,184	$2,215	101.4%	$1,893	$1,919	101.4%
Total	$200,137	$119,338	59.6%	$179,494	$118,656	66.1%

•
Commercial fire and allied lines - The net loss ratio improved 21.1 percentage points in the three-month period ended March 31, 2015 compared to the same period of 2014. The change is primarily attributable to higher losses in the prior year. In 2014, there was an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter of 2014 and an increase in frequency and severity in commercial fire losses.

•
Commercial automobile - The net loss ratio deteriorated 18.4 percentage points in the three-month period ended March 31, 2015 compared to the same period of 2014. The change was due to the combined effects of an increase in claim payments and unfavorable reserve development on unpaid claims in 2015 as compared to the prior year.

•
Workers' compensation - The net loss ratio improved 37.6 percentage points in the three-month period ended March 31, 2015 compared to the same period of 2014. The change was due to the combined effects of a decrease in severity and frequency of claims and favorable reserve development in 2015 as compared to the prior year.

•
Fidelity and surety - The net loss ratio deteriorated 43.4 percentage points in the three-month period ended March 31, 2015 compared to the same period of 2014. The change was primarily due to a single large claim in the first quarter of 2015.

•
Personal automobile - The net loss ratio improved 20.8 percentage points in the three-month period ended March 31, 2015 compared to the same period of 2014. The change is primarily attributable to higher losses in the prior year along with favorable reserve development on liability claims in the current year.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2015	2014
Revenues
Net premiums earned	$13,034	$13,847
Investment income, net of investment expenses	13,616	15,599
Net realized investment gains	1,126	827
Other income	63	127
Total revenues	$27,839	$30,400

Benefits, Losses and Expenses
Losses and loss settlement expenses	$7,071	$6,581
Increase in liability for future policy benefits	7,623	7,821
Amortization of deferred policy acquisition costs	1,663	1,658
Other underwriting expenses	4,130	4,168
Interest on policyholders' accounts	6,615	7,987
Total benefits, losses and expenses	$27,102	$28,215

Income before income taxes	$737	$2,185

Income before income taxes decreased $1.4 million in the three-month period ended March 31, 2015 as compared to the same period of 2014. The decrease in net income is primarily due to a decrease in net premiums earned from lower sales of single premium whole life policies, an increase in losses and loss settlement expenses from higher death benefits and a decrease in investment income, all partially offset by a decrease in the increase in liability for future policy benefits and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned decreased 5.9 percent to $13.0 million for the three-month period ended March 31, 2015, compared to $13.8 million in the same period of 2014. The decrease in net premiums earned was primarily due to a decrease in sales of single premium whole life policies. We continue to maintain price diligence on our single premium whole life product.

Net investment income decreased 12.7 percent to $13.6 million for the three-month period ended March 31, 2015, compared to $15.6 million for the same period of 2014. The decrease is due to a continuation of the low interest rate environment, a lower asset base due to declining annuity deposits and the change in the fair value of investment in limited liability partnerships. In the three-month period ended March 31, 2015, the change in value of investments in limited liability partnerships resulted in a decrease of $0.5 million to investment income as compared to the same period in the prior year.

Losses and loss settlement expenses increased $0.5 million for the three-month period ended March 31, 2015 compared to the same period of 2014 due to an increase in death benefits paid. Fluctuations in the timing of death benefits occur from quarter-to-quarter and year-to-year.

The increase in the liability for future policy benefits decreased in the three-month period ended March 31, 2015 compared to the same period of 2014 due to a decrease in sales of life insurance products.

Deferred annuity deposits decreased 31.8 percent for the three-month period ended March 31, 2015 compared to the same period of 2014. We gradually lowered the credited rate offered on our deferred annuity products during the low interest rate environment during the last year, which has resulted in a decrease in deferred annuity deposits for the three-month period ended March 31, 2015 as compared with the same period of 2014.

Net cash outflow related to our annuity business was $35.0 million in the three-month period ended March 31, 2015, compared to a net cash outflow of $11.1 million in the same period of 2014. We attribute this to the interest rate activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.1 billion at March 31, 2015, compared to $3.2 billion at December 31, 2014, a decrease of $31.4 million. At March 31, 2015, fixed maturity securities and equity securities made up 90.3 percent and 7.9 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2015 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$256	—%	$110	—%	$366	—%
Available-for-sale	1,291,092	82.6	1,526,863	96.8	2,817,955	89.8
Trading securities	16,793	1.1	—	—	16,793	0.5
Equity securities
Available-for-sale	216,758	13.9	26,793	1.7	243,551	7.8
Trading securities	3,746	0.2	—	—	3,746	0.1
Mortgage loans	—	—	4,141	0.3	4,141	0.1
Policy loans	—	—	5,792	0.4	5,792	0.2
Other long-term investments	33,890	2.2	13,169	0.8	47,059	1.5
Short-term investments	175	—	—	—	175	—
Total	$1,562,710	100.0%	$1,576,868	100.0%	$3,139,578	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2015, we classified $2.8 billion, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.4 percent, at December 31, 2014. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2015 and December 31, 2014, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2015 and December 31, 2014. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	March 31, 2015		December 31, 2014
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$873,362	30.8%	$896,367	31.4%
AA	663,964	23.4	637,305	22.3
A	602,078	21.2	621,293	21.7
Baa/BBB	625,404	22.1	641,497	22.4
Other/Not Rated	70,306	2.5	63,876	2.2
	$2,835,114	100.0%	$2,860,338	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities at March 31, 2015 is 4.4 years compared to 5.0 years at December 31, 2014.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at March 31, 2015 is 4.6 years compared to 4.8 years at December 31, 2014.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at March 31, 2015 is 4.3 years compared to 5.2 years at December 31, 2014.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 9.0 percent in the three-month period ended March 31, 2015 compared with the same period of 2014. The decrease is due to the decline of reinvestment interest rates from the continued low interest rate environment and secondarily to the change in value of our investments in limited liability partnerships. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.

Our net realized investment gains were $0.9 million during the three-month period ended March 31, 2015, as compared with $2.2 million in the same period of 2014.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three-month period ended March 31, 2015, the change in value of investments in limited liability partnerships resulted in a decrease of $0.9 million to investment income as compared to an increase of $1.0 million to investment income in the same period of 2014.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2015 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2015 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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

The following table displays a summary of cash sources and uses in 2015 and 2014.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2015	2014
Cash provided by (used in)
Operating activities	$13,853	$18,491
Investing activities	43,962	(31,746)
Financing activities	(37,069)	(10,275)
Net increase (decrease) in cash and cash equivalents	$20,746	$(23,530)
Operating Activities
Net cash flows provided by operating activities totaled $13.9 million and $18.5 million for the three-month periods ended March 31, 2015 and 2014, respectively. Operating cash flows in the three-month period ended March 31, 2015 reflect a higher level of property and casualty loss payments partially offset by an increase in net income. Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2015 and 2014.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $1.0 billion, or 35.6 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2015, our cash and cash equivalents included $46.1 million related to these money market accounts, compared to $28.1 million at December 31, 2014.
Net cash flows provided by investing activities were $44.0 million for the three-month period ended March 31, 2015 compared to net cash flows used in investing activities of $31.7 million for the three-month period ended March 31, 2014. For the three-month periods ended March 31, 2015 and 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $181.3 million and $104.3 million, respectively.
Our cash outflows for investment purchases were $135.5 million for the three-month period ended March 31, 2015, compared to $133.1 million for the same period of 2014. In 2015, we continue to purchase a higher level of fixed maturity securities, which are more profitable than other categories of investments when market interest rates are low.
Financing Activities
Net cash flows used in financing activities were $37.1 million and $10.3 million for the three-month periods ended March 31, 2015 and 2014, respectively. The increase reflects a higher level of net annuity withdrawals in the three-month period ended March 31, 2015, compared to the same period of 2014.
Credit Facilities
In December 2011, United Fire entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.

On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of March 31, 2015, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $5.0 million and $4.6 million in the three-month periods ended March 31, 2015 and 2014, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2015, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $39.6 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 3.3 percent to $844.2 million at March 31, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $23.7 million and an increase in net unrealized investment gains of $7.3 million, net of tax, during the first three months of 2015, partially offset by shareholder dividends of $5.0 million and share repurchases of $1.1 million. At March 31, 2015, the book value per share of our common stock was $33.76 compared to $32.67 at December 31, 2014.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10.3 million at March 31, 2015.

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

	Three Months Ended March 31,
(In Thousands)	2015	2014
ISO catastrophes	$211	$3,275
Non-ISO catastrophes (1)	—	—
Total catastrophes	$211	$3,275
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2015, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Interim Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the fiscal quarter to which this report relates.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all of our litigation pending as of March 31, 2015 to be ordinary, routine, and incidental to our business.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2014 Annual Report on Form 10-K filed with the SEC on March 2, 2015, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2015.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2015 - 1/31/2015	37,637	$28.78	37,637	1,570,645
2/1/2015 - 2/28/2015	—	—	—	1,570,645
3/1/2015 - 3/31/2015	—	—	—	1,570,645
Total	37,637	$28.78	37,637
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
X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Kevin W. Helbing pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Kevin W. Helbing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Kevin W. Helbing
Randy A. Ramlo	Kevin W. Helbing
President, Chief Executive Officer,	Interim Principal Financial Officer
Director and Principal Executive Officer

May 5, 2015	May 5, 2015
(Date)	(Date)