Form 10-Q
period 2015-06-30
UNITED FIRE GROUP INC
filed 2015-08-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2015, 25,058,662 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2015

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2014 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $359 in 2015 and $404 in 2014)	$356	$397
Available-for-sale, at fair value (amortized cost $2,770,857 in 2015 and $2,773,566 in 2014)	2,811,361	2,843,079
Trading securities, at fair value (amortized cost $14,350 in 2015 and $14,363 in 2014)	16,388	16,862
Equity securities
Available-for-sale, at fair value (cost $72,157 in 2015 and $71,651 in 2014)	244,547	245,843
Trading securities, at fair value (cost $3,445 in 2015 and $3,708 in 2014)	3,599	4,066
Mortgage loans	4,082	4,199
Policy loans	5,702	5,916
Other long-term investments	50,656	50,424
Short-term investments	175	175
	3,136,866	3,170,961
Cash and cash equivalents	93,382	90,574
Accrued investment income	25,190	25,989
Premiums receivable (net of allowance for doubtful accounts of $804 in 2015 and $618 in 2014)	302,806	249,030
Deferred policy acquisition costs	159,073	139,719
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $44,202 in 2015 and $41,492 in 2014)	50,112	49,247
Reinsurance receivables and recoverables	73,892	86,810
Prepaid reinsurance premiums	3,974	3,632
Income taxes receivable	6,042	—
Goodwill and intangible assets	25,893	26,278
Other assets	14,253	14,449
TOTAL ASSETS	$3,891,483	$3,856,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$999,032	$969,437
Life insurance	1,389,430	1,447,764
Unearned premiums	431,773	378,725
Accrued expenses and other liabilities	224,523	212,577
Income taxes payable	—	5,012
Deferred income taxes	14,785	25,759
TOTAL LIABILITIES	$3,059,543	$3,039,274
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,048,114 and 25,019,415 shares issued and outstanding in 2015 and 2014, respectively	$25	$25
Additional paid-in capital	203,489	202,676
Retained earnings	551,735	523,541
Accumulated other comprehensive income, net of tax	76,691	91,173
TOTAL STOCKHOLDERS’ EQUITY	$831,940	$817,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,891,483	$3,856,689
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Revenues
Net premiums earned	$229,225	$201,827	$442,396	$395,168
Investment income, net of investment expenses	25,792	27,603	50,155	54,365
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $995 and $2,890 in 2015 and $1,606 and $3,088 in 2014; previously included in accumulated other comprehensive income (loss))	769	2,708	1,656	4,902
Other income	132	535	195	1,142
Total revenues	$255,918	$232,673	$494,402	$455,577
Benefits, Losses and Expenses
Losses and loss settlement expenses	$150,362	$142,716	$276,771	$267,953
Increase in liability for future policy benefits	12,096	8,077	19,719	15,898
Amortization of deferred policy acquisition costs	44,357	40,196	86,829	79,730
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,867 and $3,734 in 2015 and $768 and $1,536 in 2014; previously included in accumulated other comprehensive income (loss))	23,546	20,776	47,080	47,204
Interest on policyholders’ accounts	6,024	7,852	12,639	15,839
Total benefits, losses and expenses	$236,385	$219,617	$443,038	$426,624
Income before income taxes	$19,533	$13,056	$51,364	$28,953
Federal income tax expense (includes reclassifications of ($305) and ($295) in 2015 and $293 and $543 in 2014; previously included in accumulated other comprehensive income (loss))	4,515	2,371	12,667	4,937
Net income	$15,018	$10,685	$38,697	$24,016
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(36,237)	$27,108	$(23,123)	$51,177
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(36,237)	$27,108	$(23,123)	$51,177
Income tax effect	12,682	(9,488)	8,092	(17,913)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(23,555)	$17,620	$(15,031)	$33,264
Reclassification adjustment for net realized investment gains included in income	$(995)	$(1,606)	$(2,890)	$(3,088)
Reclassification adjustment for employee benefit costs included in expense	1,867	768	3,734	1,536
Total reclassification adjustments, before tax	$872	$(838)	$844	$(1,552)
Income tax effect	(305)	293	$(295)	$543
Total reclassification adjustments, after tax	$567	$(545)	$549	$(1,009)
Comprehensive income (loss)	$(7,970)	$27,760	$24,215	$56,271

Weighted average common shares outstanding	25,023,753	25,330,066	25,007,204	25,351,056
Basic earnings per common share	$0.60	$0.42	$1.55	$0.95
Diluted earnings per common share	0.59	0.42	1.54	0.94
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2015

Common stock
Balance, beginning of year	$25
Shares repurchased (49,705 shares)	—
Shares issued for stock-based awards (67,582 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$202,676
Compensation expense and related tax benefit for stock-based award grants	881
Shares repurchased	(1,443)
Shares issued for stock-based awards	1,375
Balance, end of period	$203,489

Retained earnings
Balance, beginning of year	$523,541
Net income	38,697
Dividends on common stock ($0.42 per share)	(10,503)
Balance, end of period	$551,735

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$91,173
Change in net unrealized investment appreciation(1)	(16,909)
Change in liability for underfunded employee benefit plans(2)	2,427
Balance, end of period	$76,691

Summary of changes
Balance, beginning of year	$817,415
Net income	38,697
All other changes in stockholders’ equity accounts	(24,172)
Balance, end of period	$831,940

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$38,697	$24,016
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,126	7,601
Depreciation and amortization	3,234	3,757
Stock-based compensation expense	1,200	944
Net realized investment gains	(1,656)	(4,902)
Net cash flows from trading investments	652	(7,481)
Deferred income tax benefit	(2,742)	(1,346)
Changes in:
Accrued investment income	799	764
Premiums receivable	(53,776)	(49,459)
Deferred policy acquisition costs	(14,557)	(11,143)
Reinsurance receivables	12,918	6,137
Prepaid reinsurance premiums	(342)	(610)
Income taxes receivable	(6,042)	(2,105)
Other assets	196	699
Future policy benefits and losses, claims and loss settlement expenses	43,735	37,769
Unearned premiums	53,048	54,682
Accrued expenses and other liabilities	15,679	(1,083)
Income taxes payable	(5,012)	—
Deferred income taxes	(434)	(72)
Other, net	(1,467)	(2,975)
Total adjustments	$52,559	$31,177
Net cash provided by operating activities	$91,256	$55,193
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$8,228	$10
Proceeds from call and maturity of held-to-maturity investments	41	26
Proceeds from call and maturity of available-for-sale investments	374,173	249,251
Proceeds from short-term and other investments	3,833	1,648
Purchase of available-for-sale investments	(384,065)	(270,194)
Purchase of short-term and other investments	(3,583)	(1,938)
Net purchases and sales of property and equipment	(3,711)	(4,154)
Net cash used in investing activities	$(5,084)	$(25,351)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$57,340	$96,119
Withdrawals from investment and universal life contracts	(129,814)	(114,096)
Payment of cash dividends	(10,503)	(9,630)
Repurchase of common stock	(1,443)	(5,567)
Issuance of common stock	1,375	1,457
Tax impact from issuance of common stock	(319)	(42)
Net cash used in financing activities	$(83,364)	$(31,759)
Net Change in Cash and Cash Equivalents	$2,808	$(1,917)
Cash and Cash Equivalents at Beginning of Period	90,574	92,193
Cash and Cash Equivalents at End of Period	$93,382	$90,276
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 43 states and the District of Columbia, and as a life insurer in 37 states.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; future policy benefits and losses, claims and loss settlement expenses; and pension and postretirement benefit obligations.
In the preparation of the accompanying unaudited Consolidated Financial Statements, we have evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The review report of Ernst & Young LLP as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2015 and 2014, we made payments for income taxes totaling $27,216 and $9,115, respectively. We did not receive a tax refund during the six-month period ended June 30, 2015. We received a tax refund of $615 during the six-month period ended June 30, 2014.

For the six-month periods ended June 30, 2015 and 2014, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2015.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$72,861	$66,858	$139,719
Underwriting costs deferred	98,396	2,990	101,386
Amortization of deferred policy acquisition costs	(83,458)	(3,371)	(86,829)
Ending unamortized deferred policy acquisition costs	$87,799	$66,477	$154,276
Impact of unrealized gains and losses on available-for-sale securities	—	4,797	4,797
Recorded asset at June 30, 2015	$87,799	$71,274	$159,073

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. With the completion of the Mercer Insurance Group integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in an increase to other underwriting amortization of $149 and an increase to the DAC asset of $2,709 for the six-month period ended June 30, 2015 as compared to what we would have recognized had we not updated our model.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $8,586 and $13,383 at June 30, 2015 and December 31, 2014, respectively.
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
We reported a federal income tax expense of $12,667 and $4,937 for the six-month periods ended June 30, 2015 and 2014, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax position and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2015 or December 31, 2014. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Pending Adoption of Accounting Standards
Short Duration Contracts

In May 2015, the Financial Accounting Standards Board ("FASB") issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods beginning the following year. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating its disclosures for short-duration contracts and the impact on the Company's financial statement disclosures.

Other Internal Use Software

In April 2015, the FASB issued guidance which clarifies customers' accounting for fees paid for cloud computing arrangements. The new guidance provides guidance to customers about whether a cloud computing arrangement includes a software license or whether the arrangement is considered a service contract. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating its accounting for cloud computing arrangements and the impact on the Company's financial position and results of operations.

Debt Issuance Costs

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016. At this point in time, Management does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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

Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, to disclose the fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015. The Company will adopt the guidance on January 1, 2016. Management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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

Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance on January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations and considering which transition method it will use in implementing the new guidance.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2015 and December 31, 2014, is as follows:

June 30, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions
Special revenue:
Midwest	$55	$—	$—	$55
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	101	3	—	104
Total Held-to-Maturity Fixed Maturities	$356	$3	$—	$359
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$20,723	$199	$7	$20,915
U.S. government agency	268,120	2,468	3,275	267,313
States, municipalities and political subdivisions
General obligations:
Midwest	161,011	4,801	684	165,128
Northeast	55,662	1,276	293	56,645
South	126,404	2,988	1,077	128,315
West	95,579	2,363	789	97,153
Special revenue:
Midwest	145,486	4,239	911	148,814
Northeast	19,515	633	242	19,906
South	103,185	3,423	556	106,052
West	77,401	2,518	388	79,531

Foreign bonds	101,857	3,504	167	105,194
Public utilities	199,769	4,903	936	203,736
Corporate bonds
Energy	113,766	2,545	721	115,590
Industrials	220,379	5,247	3,022	222,604
Consumer goods and services	180,165	4,007	664	183,508
Health care	93,333	2,602	964	94,971
Technology, media and telecommunications	144,328	2,345	1,339	145,334
Financial services	255,165	7,071	1,069	261,167
Mortgage-backed securities	15,096	485	60	15,521
Collateralized mortgage obligations	368,182	5,493	5,667	368,008
Asset-backed securities	5,731	239	14	5,956
Total Available-for-Sale Fixed Maturities	$2,770,857	$63,349	$22,845	$2,811,361
Equity securities:
Common stocks
Public utilities	$7,231	$10,365	$84	$17,512
Energy	5,625	7,494	15	13,104
Industrials	13,252	33,571	153	46,670
Consumer goods and services	10,308	12,445	3	22,750
Health care	7,920	24,433	—	32,353
Technology, media and telecommunications	6,151	7,086	30	13,207
Financial services	17,302	77,254	61	94,495
Nonredeemable preferred stocks	4,368	88	—	4,456
Total Available-for-Sale Equity Securities	$72,157	$172,736	$346	$244,547
Total Available-for-Sale Securities	$2,843,014	$236,085	$23,191	$3,055,908

December 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
States, municipalities and political subdivisions
Special revenue:
Midwest	$55	$—	$—	$55
Corporate bonds - financial services	200	—	—	200
Mortgage-backed securities	142	7	—	149
Total Held-to-Maturity Fixed Maturities	$397	$7	$—	$404
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$25,856	$168	$52	$25,972
U.S. government agency	349,747	4,347	2,422	351,672
States, municipalities and political subdivisions
General obligations:
Midwest	179,491	6,599	170	185,920
Northeast	59,084	2,120	50	61,154
South	122,055	4,453	288	126,220
West	75,102	3,350	19	78,433
Special revenue:
Midwest	126,192	5,356	146	131,402
Northeast	11,767	864	—	12,631
South	106,917	4,368	63	111,222
West	68,024	3,285	6	71,303
Foreign bonds	136,487	4,132	446	140,173
Public utilities	206,366	6,479	488	212,357
Corporate bonds
Energy	135,068	2,858	793	137,133
Industrials	211,256	6,373	2,154	215,475
Consumer goods and services	172,623	4,702	324	177,001
Health care	86,017	3,228	210	89,035
Technology, media and telecommunications	131,465	3,863	799	134,529
Financial services	215,095	8,574	87	223,582
Mortgage-backed securities	17,121	483	46	17,558
Collateralized mortgage obligations	335,092	7,003	4,806	337,289
Asset-backed securities	2,741	277	—	3,018
Total Available-for-Sale Fixed Maturities	$2,773,566	$82,882	$13,369	$2,843,079

Equity securities:
Common stocks
Public utilities	$7,231	$13,103	$44	$20,290
Energy	5,094	8,623	—	13,717
Industrials	13,284	32,299	124	45,459
Consumer goods and services	10,294	13,295	275	23,314
Health care	7,920	22,436	—	30,356
Technology, media and telecommunications	6,207	7,846	58	13,995
Financial services	16,637	77,077	51	93,663
Nonredeemable preferred stocks	4,984	72	7	5,049
Total Available-for-Sale Equity Securities	$71,651	$174,751	$559	$245,843
Total Available-for-Sale Securities	$2,845,217	$257,633	$13,928	$3,088,922
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55	$55	$178,468	$180,117	$2,765	$3,667
Due after one year through five years	200	200	793,496	826,094	6,629	6,733
Due after five years through 10 years	—	—	930,136	937,879	2,081	2,611
Due after 10 years	—	—	479,748	477,786	2,875	3,377
Asset-backed securities	—	—	5,731	5,956	—	—
Mortgage-backed securities	101	104	15,096	15,521	—	—
Collateralized mortgage obligations	—	—	368,182	368,008	—	—
	$356	$359	$2,770,857	$2,811,361	$14,350	$16,388

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$965	$705	$1,956	$1,352
Trading securities
Change in fair value	(261)	648	(462)	948
Sales	183	285	699	520
Equity securities:
Available-for-sale	30	901	934	1,736
Trading securities
Change in fair value	(148)	169	(204)	346
Sales	—	—	46	—
Other long-term investments	—	—	(1,313)	—
Total net realized investment gains	$769	$2,708	$1,656	$4,902
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$3,211	$10	$8,228	$10
Gross realized gains	57	—	1,030	—
Gross realized losses	—	(56)	—	(56)
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2015 and 2014.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $19,987 and $20,928 at June 30, 2015 and December 31, 2014, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9,360 at June 30, 2015.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2015	2014
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(29,009)	$56,861
Available-for-sale equity securities	(1,802)	9,148
Deferred policy acquisition costs	4,797	(17,921)
Income tax effect	9,105	(16,831)
Total change in net unrealized investment appreciation, net of tax	$(16,909)	$31,257
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2015 and December 31, 2014. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2015, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses did not warrant the recognition of an OTTI charge at June 30, 2015 or at June 30, 2014. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at June 30, 2015. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2015 was $32. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

June 30, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$3,415	$2	2	$1,656	$5	$5,071	$7
U.S. government agency	43	124,251	2,360	7	21,534	915	145,785	3,275
States, municipalities and political subdivisions
General obligations
Midwest	28	27,667	684	—	—	—	27,667	684
Northeast	15	21,479	293	—	—	—	21,479	293
South	25	33,704	769	12	6,429	308	40,133	1,077
West	25	36,157	789	—	—	—	36,157	789
Special revenue
Midwest	36	39,349	823	1	2,443	88	41,792	911
Northeast	3	7,540	242	—	—	—	7,540	242
South	18	25,118	495	2	1,798	61	26,916	556
West	24	23,266	388	—	—	—	23,266	388
Foreign bonds	5	12,206	167	—	—	—	12,206	167
Public utilities	28	52,883	824	3	2,121	112	55,004	936
Corporate bonds
Energy	8	22,313	341	3	7,021	380	29,334	721
Industrials	29	60,462	1,189	2	6,197	1,833	66,659	3,022
Consumer goods and services	17	44,538	655	4	2,505	9	47,043	664
Health care	13	34,156	849	2	3,790	115	37,946	964
Technology, media and telecommunications	21	60,661	996	2	9,162	343	69,823	1,339
Financial services	29	58,901	1,069	—	—	—	58,901	1,069
Mortgage-backed securities	8	4,748	59	1	80	1	4,828	60
Collateralized mortgage obligations	58	106,085	2,113	37	75,457	3,554	181,542	5,667
Asset-backed securities	1	986	14	—	—	—	986	14
Total Available-for-Sale Fixed Maturities	436	$799,885	$15,121	78	$140,193	$7,724	$940,078	$22,845
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$223	$84	$223	$84
Energy	1	171	15	—	—	—	171	15
Industrials	4	229	121	2	80	32	309	153
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	11	536	20	1	10	10	546	30
Financial services	5	252	61	—	—	—	252	61
Total Available-for-Sale Equity Securities	21	$1,188	$217	8	$327	$129	$1,515	$346
Total Available-for-Sale Securities	457	$801,073	$15,338	86	$140,520	$7,853	$941,593	$23,191

December 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$2,343	$6	4	$5,069	$46	$7,412	$52
U.S. government agency	11	41,064	70	35	95,198	2,352	136,262	2,422
States, municipalities and political subdivisions
General obligations
Midwest	1	3,650	74	14	9,856	96	13,506	170
Northeast	—	—	—	9	7,377	50	7,377	50
South	1	3,085	58	19	13,475	230	16,560	288
West	1	1,023	1	5	2,700	18	3,723	19
Special revenue
Midwest	9	10,219	41	8	11,631	105	21,850	146
South	6	12,882	11	3	2,137	52	15,019	63
West	—	—	—	4	3,671	6	3,671	6
Foreign bonds	6	17,158	446	—	—	—	17,158	446
Public utilities	10	21,839	194	4	3,611	294	25,450	488
Corporate bonds
Energy	8	17,416	420	3	7,061	373	24,477	793
Industrials	8	17,103	362	3	9,592	1,792	26,695	2,154
Consumer goods and services	11	28,344	258	7	10,064	66	38,408	324
Health care	3	8,244	36	3	7,104	174	15,348	210
Technology, media and telecommunications	4	8,860	68	4	15,742	731	24,602	799
Financial services	3	5,908	31	2	6,131	56	12,039	87
Mortgage-backed securities	9	425	21	2	1,991	25	2,416	46
Collateralized mortgage obligations	10	20,746	112	56	122,550	4,694	143,296	4,806
Total Available-for-Sale Fixed Maturities	105	$220,309	$2,209	185	$334,960	$11,160	$555,269	$13,369
Equity securities:
Common stocks
Public utilities	3	$263	$44	—	$—	$—	$263	$44
Industrials	3	280	70	2	58	54	338	124
Consumer goods and services	1	129	272	2	15	3	144	275
Technology, media and telecommunications	4	503	14	5	218	44	721	58
Financial services	1	186	51	—	—	—	186	51
Nonredeemable preferred stocks	—	—	—	1	700	7	700	7
Total Available-for-Sale Equity Securities	12	$1,361	$451	10	$991	$108	$2,352	$559
Total Available-for-Sale Securities	117	$221,670	$2,660	195	$335,951	$11,268	$557,621	$13,928

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

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2015 and December 31, 2014 is as follows:

	June 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$359	$356	$404	$397
Available-for-sale securities	2,811,361	2,811,361	2,843,079	2,843,079
Trading securities	16,388	16,388	16,862	16,862
Equity securities:
Available-for-sale securities	244,547	244,547	245,843	245,843
Trading securities	3,599	3,599	4,066	4,066
Mortgage loans	4,388	4,082	4,559	4,199
Policy loans	5,702	5,702	5,916	5,916
Other long-term investments	50,656	50,656	50,424	50,424
Short-term investments	175	175	175	175
Cash and cash equivalents	93,382	93,382	90,574	90,574
Corporate-owned life insurance	1,148	1,148	918	918
Liabilities
Policy reserves
Annuity (accumulations) (1)	$783,329	$790,701	$865,802	$863,606
Annuity (benefit payments)	130,123	95,432	176,592	99,121
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2015 and December 31, 2014:

June 30, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$20,915	$—	$20,915	$—
U.S. government agency	267,313	—	267,313	—
States, municipalities and political subdivisions
General obligations
Midwest	165,128	—	165,128	—
Northeast	56,645	—	56,645	—
South	128,315	—	128,315	—
West	97,153	—	97,153	—
Special revenue
Midwest	148,814	—	148,384	430
Northeast	19,906	—	19,906	—
South	106,052	—	106,052	—
West	79,531	—	79,531	—
Foreign bonds	105,194	—	105,194	—
Public utilities	203,736	—	203,736	—
Corporate bonds
Energy	115,590	—	115,590	—
Industrials	222,604	—	222,604	—
Consumer goods and services	183,508	—	182,195	1,313
Health care	94,971	—	94,971	—
Technology, media and telecommunications	145,334	—	145,334	—
Financial services	261,167	—	250,536	10,631
Mortgage-backed securities	15,521	—	15,521	—
Collateralized mortgage obligations	368,008	—	368,008	—
Asset-backed securities	5,956	—	4,645	1,311
Total Available-for-Sale Fixed Maturities	$2,811,361	$—	$2,797,676	$13,685
Equity securities:
Common stocks
Public utilities	$17,512	$17,512	$—	$—
Energy	13,104	13,104	—	—
Industrials	46,670	46,668	2	—
Consumer goods and services	22,750	22,750	—	—
Health care	32,353	32,353	—	—
Technology, media and telecommunications	13,207	13,207	—	—
Financial services	94,495	90,440	77	3,978
Nonredeemable preferred stocks	4,456	556	3,900	—
Total Available-for-Sale Equity Securities	$244,547	$236,590	$3,979	$3,978

Total Available-for-Sale Securities	$3,055,908	$236,590	$2,801,655	$17,663
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,668	$—	$3,668	$—
Consumer goods and services	111	—	111	—
Health care	2,609	—	2,609	—
Technology, media and telecommunications	323	—	323	—
Financial services	5,540	—	5,540	—
Redeemable preferred stocks	4,137	4,137	—	—
Equity securities:
Energy	378	378	—	—
Consumer goods and services	1,000	1,000	—	—
Health care	328	328	—	—
Technology, media and telecommunications	365	365	—	—
Nonredeemable preferred stocks	1,528	1,528	—	—
Total Trading Securities	$19,987	$7,736	$12,251	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$39,693	$39,693	$—	$—
Corporate-Owned Life Insurance	$1,148	$—	$1,148	$—
Total Assets Measured at Fair Value	$3,116,911	$284,194	$2,815,054	$17,663

December 31, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$25,972	$—	$25,972	$—
U.S. government agency	351,672	—	351,672	—
States, municipalities and political subdivisions
General obligations
Midwest	185,920	—	185,920	—
Northeast	61,154	—	61,154	—
South	126,220	—	126,220	—
West	78,433	—	78,433	—
Special revenue
Midwest	131,402	—	130,883	519
Northeast	12,631	—	12,631	—
South	111,222	—	111,222	—
West	71,303	—	71,303	—
Foreign bonds	140,173	—	140,173	—
Public utilities	212,357	—	212,357	—
Corporate bonds
Energy	137,133	—	137,133	—
Industrials	215,475	—	215,475	—
Consumer goods and services	177,001	—	175,682	1,319
Health care	89,035	—	89,035	—
Technology, media and telecommunications	134,529	—	134,529	—
Financial services	223,582	—	212,589	10,993
Mortgage-backed securities	17,558	—	17,558	—
Collateralized mortgage obligations	337,289	—	337,289	—
Asset-backed securities	3,018	—	1,406	1,612
Total Available-for-Sale Fixed Maturities	$2,843,079	$—	$2,828,636	$14,443
Equity securities:
Common stocks
Public utilities	$20,290	$20,290	$—	$—
Energy	13,717	13,717	—	—
Industrials	45,459	45,458	1	—
Consumer goods and services	23,314	23,314	—	—
Health care	30,356	30,356	—	—
Technology, media and telecommunications	13,995	13,995	—	—
Financial services	93,663	89,719	72	3,872
Nonredeemable preferred stocks	5,049	558	4,491	—
Total Available-for-Sale Equity Securities	$245,843	$237,407	$4,564	$3,872
Total Available-for-Sale Securities	$3,088,922	$237,407	$2,833,200	$18,315

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

We use a market-based approach for valuing all of our Level 2 securities except for our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, and submit them primarily to a third party valuation service provider. Any of these securities not valued by this service provider are submitted to a second third party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2015 and December 31, 2014 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with secondary third party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third party valuation service providers.
For the three- and six-month periods ended June 30, 2015, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2015, there were no securities transferred between Level 1 and Level 2.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2015	$519	$12,199	$1,493	$3,978	$18,189
Net unrealized losses(1)	(14)	(32)	(48)	—	(94)
Disposals	(75)	(223)	(134)	—	(432)
Balance at June 30, 2015	$430	$11,944	$1,311	$3,978	$17,663
(1) Unrealized losses are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2015	$519	$12,312	$1,612	$3,872	$18,315
Net unrealized gains (losses)(1)	(14)	150	(40)	—	96
Purchases	—	—	—	121	121
Disposals	(75)	(518)	(261)	(15)	(869)
Balance at June 30, 2015	$430	$11,944	$1,311	$3,978	$17,663
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2015, the cash surrender value of the COLI policies was $1,148, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2015	2014	2015	2014

Net periodic benefit cost
Service cost	$1,669	$1,303	$1,305	$924
Interest cost	1,500	1,468	713	586
Expected return on plan assets	(1,950)	(1,739)	—	—
Amortization of net loss	1,136	544	731	224
Net periodic benefit cost	$2,355	$1,576	$2,749	$1,734

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2015	2014	2015	2014

Net periodic benefit cost
Service cost	$3,338	$2,606	$2,610	$1,848
Interest cost	3,000	2,936	1,426	1,172
Expected return on plan assets	(3,900)	(3,478)	—	—
Amortization of net loss	2,272	1,088	1,462	448
Net periodic benefit cost	$4,710	$3,152	$5,498	$3,468

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute $6,352 to the pension plan in 2015. For the six-month period ended June 30, 2015, we contributed $3,161 to the pension plan. We anticipate that the total contribution in 2015 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2015, there were 1,390,323 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
Options granted pursuant to the Stock Plan are granted to buy shares of UFG's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time UFG common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of UFG as designated by the Board of Directors.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2015	From Inception to June 30, 2015
Beginning balance	1,646,947	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(363,774)	(2,360,283)
Number of awards forfeited or expired	107,150	350,606
Ending balance	1,390,323	1,390,323
Number of option awards exercised	54,505	522,068
Number of unrestricted stock awards granted	920	6,200
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2015, we had 69,938 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2015	From Inception to June 30, 2015
Beginning balance	87,194	300,000
Number of awards granted	(17,256)	(236,065)
Number of awards forfeited or expired	—	6,003
Ending balance	69,938	69,938
Number of option awards exercised	5,723	10,398
Number of restricted stock awards vested	6,434	17,876

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2015 and 2014, we recognized stock-based compensation expense of $648 and $507, respectively. For the six-month periods ended June 30, 2015 and 2014, we recognized stock-based compensation expense of $1,200 and $944, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2015, we had $7,159 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2015 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2015	$1,231
2016	2,093
2017	1,860
2018	1,334
2019	580
2020	61
Total	$7,159

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

We have reconciled the amounts in the following table for the three-month periods ended June 30, 2015 and 2014 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended June 30, 2015
Net premiums earned	$209,266	$20,154	$229,420
Investment income, net of investment expenses	12,139	13,673	25,812
Net realized investment gains (losses)	(177)	946	769
Other income	—	132	132
Total reportable segment	$221,228	$34,905	$256,133
Intersegment eliminations	(20)	(195)	(215)
Total revenues	$221,208	$34,710	$255,918
Net income	$13,297	$1,721	$15,018
Assets	$2,216,690	$1,674,793	$3,891,483
Invested assets	$1,581,176	$1,555,690	$3,136,866

Three Months Ended June 30, 2014
Net premiums earned	$187,832	$14,127	$201,959
Investment income, net of investment expenses	11,831	15,765	27,596
Net realized investment gains	2,337	371	2,708
Other income	314	221	535
Total reportable segment	$202,314	$30,484	$232,798
Intersegment eliminations	7	(132)	(125)
Total revenues	$202,321	$30,352	$232,673
Net income	$9,540	$1,145	$10,685
Assets	$2,100,863	$1,751,047	$3,851,910
Invested assets	$1,519,110	$1,625,988	$3,145,098

We have reconciled the amounts in the following table for the six-month periods ended June 30, 2015 and 2014 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Six Months Ended June 30, 2015
Net premiums earned	$409,403	$33,382	$442,785
Investment income, net of investment expenses	22,869	27,289	50,158
Net realized investment gains (losses)	(416)	2,072	1,656
Other income	—	195	195
Total reportable segment	$431,856	$62,938	$494,794
Intersegment eliminations	(3)	(389)	(392)
Total revenues	$431,853	$62,549	$494,402
Net income	$36,400	$2,297	$38,697
Assets	$2,216,690	$1,674,793	$3,891,483
Invested assets	$1,581,176	$1,555,690	$3,136,866

Six Months Ended June 30, 2014
Net premiums earned	$367,326	$28,107	$395,433
Investment income, net of investment expenses	22,944	31,364	54,308
Net realized investment gains	3,704	1,198	4,902
Other income	794	348	1,142
Total reportable segment	$394,768	$61,017	$455,785
Intersegment eliminations	57	(265)	(208)
Total revenues	$394,825	$60,752	$455,577
Net income	$21,351	$2,665	$24,016
Assets	$2,100,863	$1,751,047	$3,851,910
Invested assets	$1,519,110	$1,625,988	$3,145,098

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
(In Thousands Except Share Data)	2015		2014
	Basic	Diluted	Basic	Diluted
Net income	$15,018	$15,018	$10,685	$10,685
Weighted-average common shares outstanding	25,023,753	25,023,753	25,330,066	25,330,066
Add dilutive effect of restricted stock awards	—	125,135	—	114,313
Add dilutive effect of stock options	—	138,742	—	112,248
Weighted-average common shares	25,023,753	25,287,630	25,330,066	25,556,627
Earnings per common share	$0.60	$0.59	$0.42	$0.42
Awards excluded from diluted earnings per share calculation(1)	—	431,599	—	904,580

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(In Thousands Except Share Data)	2015		2014
	Basic	Diluted	Basic	Diluted
Net income	$38,697	$38,697	$24,016	$24,016
Weighted-average common shares outstanding	25,007,204	25,007,204	25,351,056	25,351,056
Add dilutive effect of restricted stock awards	—	125,135	—	114,313
Add dilutive effect of stock options	—	—	—	125,889
Weighted-average common shares	25,007,204	25,132,339	25,351,056	25,591,258
Earnings per common share	$1.55	$1.54	$0.95	$0.94
Awards excluded from diluted earnings per share calculation(1)	—	443,596	—	904,580

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. CREDIT FACILITY
In December 2011, UFG entered into a credit agreement with a syndicate of financial institutions as lenders. KeyBank National Association is the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company is the syndication agent. The four-year credit agreement provides for a $100,000 unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swingline subfacility of up to $5,000.
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
There was no outstanding balance on the credit facility at June 30, 2015 and 2014. For the six-month periods ended June 30, 2015 and 2014, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at June 30, 2015.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of March 31, 2015	$156,915	$(57,236)	$99,679
Change in accumulated other comprehensive income before reclassifications	(23,555)	—	(23,555)
Reclassification adjustments from accumulated other comprehensive income (loss)	(646)	1,213	567
Balance as of June 30, 2015	$132,714	$(56,023)	$76,691

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2015	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	(15,031)	—	(15,031)
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,878)	2,427	549
Balance as of June 30, 2015	$132,714	$(56,023)	$76,691

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2015 and 2014, the consolidated statements of cash flows for the six-month periods ended June 30, 2015 and 2014, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2015. These financial statements are the responsibility of the Company's management.

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
August 4, 2015

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 43 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,100 independent agencies.

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

For the six-month period ended June 30, 2015, property and casualty insurance business accounted for approximately 92.5 percent of our net premiums earned, of which 91.6 percent was generated from commercial lines. Life insurance business accounted for approximately 7.5 percent of our net premiums earned, of which 68.2 percent was generated from traditional life insurance products.

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

Geographic Concentration

For the six-month period ended June 30, 2015, approximately 48.7 percent of our property and casualty premiums were written in Texas, Iowa, California, New Jersey, and Missouri; approximately 75.4 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Illinois and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2015	2014	%	2015	2014	%
Revenues
Net premiums earned	$229,225	$201,827	13.6%	$442,396	$395,168	12.0%
Investment income, net of investment expenses	25,792	27,603	(6.6)	50,155	54,365	(7.7)
Net realized investment gains	769	2,708	(71.6)	1,656	4,902	(66.2)
Other income	132	535	(75.3)	195	1,142	(82.9)
Total revenues	$255,918	$232,673	10.0%	$494,402	$455,577	8.5%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$150,362	$142,716	5.4%	$276,771	$267,953	3.3%
Increase in liability for future policy benefits	12,096	8,077	49.8	19,719	15,898	24.0
Amortization of deferred policy acquisition costs	44,357	40,196	10.4	86,829	79,730	8.9
Other underwriting expenses	23,546	20,776	13.3	47,080	47,204	(0.3)
Interest on policyholders' accounts	6,024	7,852	(23.3)	12,639	15,839	(20.2)
Total benefits, losses and expenses	$236,385	$219,617	7.6%	$443,038	$426,624	3.8%

Income before income taxes	$19,533	$13,056	49.6%	$51,364	$28,953	77.4%
Federal income tax expense	4,515	2,371	90.4	12,667	4,937	156.6
Net income	$15,018	$10,685	40.6%	$38,697	$24,016	61.1%

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2015:

Consolidated Results of Operations

For the three-month period ended June 30, 2015, net income was $15.0 million compared to $10.7 million for the same period of 2014. The improvement in net income was driven primarily by organic growth from new business and rate increases, offset by a reduction in investment income and net realized investment gains and a proportionately lower increase in losses and loss settlement expenses on a better performing underlying book of business. Consolidated net premiums earned increased to $229.2 million compared to $201.8 million for the same period of 2014. This increase is a result of organic growth with a combination of new business writings and rate increases.

For the six-month period ended June 30, 2015, net income was $38.7 million compared to $24.0 million for the same period of 2014. The improvement in net income was driven primarily by organic growth from new business and rate increases, offset by a reduction in investment income and net realized investment gains and a proportionately lower increase in losses and loss settlement expenses on a better performing underlying book of business. Consolidated net premiums earned increased to $442.4 million compared to $395.2 million for the same period of 2014. This increase is a result of organic growth with a combination of new business writings and rate increases.

Losses and loss settlement expenses increased by $7.6 million during the three-month period ended June 30, 2015 compared to the same period of 2014. Although losses and loss settlement expenses increased, the increase was lower proportionately to the growth in premiums. The net loss ratio decreased by 3.7% percentage points during the three-month period ended June 30, 2015 compared to the same period of 2014. Pre-tax catastrophe losses were flat on a higher premium base totaling $20.2 million compared to $20.6 million in the same period of 2014.

Losses and loss settlement expenses increased by $8.8 million during the six-month period ended June 30, 2015 compared to the same period of 2014. Although losses and loss settlement expenses increased, the increase was lower proportionately to the growth in premiums. The net loss ratio decreased by 5.1 percentage points during the six-month period ended June 30, 2015 compared to the same period of 2014. Pre-tax catastrophe losses for the six-months year-to-date were slightly less on a higher premium base totaling $20.4 million compared to $23.9 million in the same period of 2014.

Investment income decreased by $1.8 million and $4.2 million, respectively, during the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. The decrease is due to the decline of reinvestment interest rates from the continued low interest rate environment and as a result of a lower asset base due to declining annuity deposits.

Consolidated Financial Condition

At June 30, 2015, the book value per share of our common stock was $33.21. We repurchased 49,705 shares of our common stock at a total cost of $1.4 million and an average share price of $29.04 in the six-month period ended June 30, 2015. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we are authorized to repurchase an additional 1,558,577 shares of our common stock.

Net unrealized investment gains totaled $132.7 million as of June 30, 2015, a decrease of $16.9 million, net of tax, or 11.3 percent, since December 31, 2014. The decrease in net unrealized investment gains resulted from rising interest rates at June 30, 2015 and to a lesser extent, by a decrease in the fair value of our equity investment portfolio.

Our stockholders' equity increased to $831.9 million at June 30, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $38.7 million partially offset by a decrease in net unrealized investment gains of $16.9 million, net of tax, shareholder dividends of $10.5 million and share repurchases of $1.4 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands Except Ratios)	2015	2014	2015	2014
Net premiums written	$242,740	$222,061	$462,118	$421,390
Net premiums earned	$209,266	$187,832	$409,403	$367,326
Losses and loss settlement expenses	(143,053)	(135,493)	(262,391)	(254,149)
Amortization of deferred policy acquisition costs	(42,649)	(38,502)	(83,458)	(76,378)
Other underwriting expenses	(18,716)	(17,104)	(38,120)	(39,364)
Underwriting gain	$4,848	$(3,267)	$25,434	$(2,565)

Investment income, net of investment expenses	12,119	11,838	22,866	23,001
Net realized investment gains (losses)	(177)	2,337	(416)	3,704
Other income	—	315	—	795
Income before income taxes	$16,790	$11,223	$47,884	$24,935

GAAP Ratios:
Net loss ratio (without catastrophes)	58.8%	61.1%	59.1%	62.7%
Catastrophes - effect on net loss ratio	9.6	11.0	5.0	6.5
Net loss ratio(1)	68.4%	72.1%	64.1%	69.2%
Expense ratio(2)	29.3	29.6	29.7	31.5
Combined ratio(3)	97.7%	101.7%	93.8%	100.7%
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

For the three- and six-month periods ended June 30, 2015, our property and casualty segment reported income before taxes of $16.8 million and $47.9 million, respectively, or an increase of $5.6 million and $22.9 million, respectively, compared to the same periods of 2014. The increase in the three- and six-month periods ended June 30, 2015 was driven primarily by organic growth from new business and rate increases, offset by a reduction in investment income and net realized investment gains and a proportionately lower increase in losses and loss settlement expenses on a better performing underlying book of business.

Net premiums earned increased 11.4 percent to $209.3 million in the three-month period ended June 30, 2015, compared to $187.8 million in the same period of 2014. Net premiums earned increased 11.5 percent to $409.4 million in the six-month period ended June 30, 2015, compared to $367.3 million in the same period of 2014. This increase is a result of organic growth and a combination of new business writings and rate increases.

The combined ratio decreased 4.0 percentage points to 97.7 percent for the three-month period ended June 30, 2015, compared to 101.7 percent for the same period of 2014. The decrease in the combined ratio in the three- and six-month periods ended June 30, 2015, as compared to the same period of 2014, was primarily attributable to a decrease in the net loss ratio, actions to improve profitability including more adequate pricing of our products, which has improved our underlying underwriting performance, and improvement in our expense ratio.

The net loss ratio, a component of the combined ratio, decreased by 3.7 percentage points to 68.4 percent and 5.1 percentage points to 64.1 percent in the three- and six-month periods ended June 30, 2015, respectively, as compared to the same periods of 2014 primarily due to a better performing underlying book of business. Pre-tax catastrophe losses totaled $20.2 million and $20.4 million for the three- and six-month periods ended June 30, 2015, respectively, as compared to $20.6 million and $23.9 million in the same periods of 2014.

The expense ratio, a component of the combined ratio, was 29.3 percent and 29.7 percent for the three- and six-month periods ended June 30, 2015, a decrease of 0.3 percentage points and 1.8 percentage points, respectively, as compared with the same periods of 2014. The decreases are primarily due to an improvement in the profitability in certain lines of business, which led to an increase in the amount of underwriting expenses eligible for deferral in our deferred acquisition costs, elimination of duplicate costs associated with the Mercer integration, and completion of certain stages of technology projects, all partially offset by an increase in pension and post-retirement benefit costs.

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

2015 Development

The property and casualty insurance segment experienced $6.7 million and $23.4 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2015, respectively. Four lines in aggregate accounted for a majority of the favorable development. The largest single contributor was workers' compensation with $5.9 million and $11.6 million, respectively, of favorable development followed by long-tail liability with $1.6 million and $6.4 million, respectively, of favorable development, then commercial auto liability with $0.8 million and $3.8 million, respectively, of favorable development and auto physical damage with $1.5 million and $3.7 million, respectively, of favorable development in the three- and six-month periods ended June 30, 2015. All of these lines of business benefited from reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims primarily due to favorable results from subrogation recoveries and successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. These lines of business more than offset the $4.7 million and $5.9 million, respectively, of adverse development on the assumed property and liability reinsurance lines of business in the three-

and six-month periods ended June 30, 2015. No other line of business contributed a significant portion of the total development.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2015, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2015			2014
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$63,466	$36,122	56.9%	$55,891	$24,192	43.3%
Fire and allied lines	49,708	40,366	81.2	44,467	42,840	96.3
Automobile	45,447	37,928	83.5	40,391	29,353	72.7
Workers' compensation	23,263	10,423	44.8	20,996	16,129	76.8
Fidelity and surety	4,566	894	19.6	4,099	1,308	31.9
Miscellaneous	675	123	18.2	683	(1)	(0.1)
Total commercial lines	$187,125	$125,856	67.3%	$166,527	$113,821	68.3%

Personal lines
Fire and allied lines	$10,996	$9,066	82.4%	$11,070	$13,530	122.2%
Automobile	5,967	4,658	78.1	5,791	6,672	115.2
Miscellaneous	253	(99)	(39.1)	247	(17)	(6.9)
Total personal lines	$17,216	$13,625	79.1%	$17,108	$20,185	118.0%
Reinsurance assumed	$4,925	$3,572	72.5%	$4,197	$1,487	35.4%
Total	$209,266	$143,053	68.4%	$187,832	$135,493	72.1%

Six Months Ended June 30,	2015			2014
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$123,973	$68,679	55.4%	$109,044	$54,862	50.3%
Fire and allied lines	97,819	69,068	70.6	87,354	77,498	88.7
Automobile	89,126	71,262	80.0	78,841	51,601	65.4
Workers' compensation	46,503	21,810	46.9	42,026	34,338	81.7
Fidelity and surety	9,321	2,625	28.2	8,559	995	11.6
Miscellaneous	1,349	124	9.2	1,347	10	0.7
Total commercial lines	$368,091	$233,568	63.5%	$327,171	$219,304	67.0%

Personal lines
Fire and allied lines	$21,906	$15,069	68.8%	$22,102	$20,385	92.2%
Automobile	11,798	7,855	66.6	11,472	10,966	95.6
Miscellaneous	499	112	22.4	491	88	17.9
Total personal lines	$34,203	$23,036	67.4%	$34,065	$31,439	92.3%
Reinsurance assumed	$7,109	$5,787	81.4%	$6,090	$3,406	55.9%
Total	$409,403	$262,391	64.1%	$367,326	$254,149	69.2%

•
Commercial fire and allied lines - The net loss ratio improved 15.1 percentage points and 18.1 percentage points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods of 2014. The change is primarily attributable to higher losses in the prior year. In 2014, there was an increase in the frequency of claims associated with the harsh winter weather experienced in the United States ("U.S") in the first quarter, an increase in catastrophes from spring storms experienced in regions of the U.S. in the second quarter where we conduct much of our business and an increase in frequency and severity in commercial fire losses.

•
Commercial automobile - The net loss ratio deteriorated 10.8 percentage points and 14.6 percentage points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods of 2014. The change was due to an increase in severity of claims in 2015 as compared to the prior year.

•
Workers' compensation - The net loss ratio improved 32.0 percentage points and 34.8 percentage points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same periods of 2014. The change was due to the combined effects of a decrease in severity and frequency of claims and favorable reserve development in 2015 as compared to the prior year.

•
Personal fire and allied lines - The net loss ratio improved 39.8 percentage points and 23.4 percentage points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same period of 2014. The change is primarily attributable to higher losses in the prior year. In 2014, there was an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter and an increase in catastrophe loss experience from spring storms in the U.S. in the second quarter.

•
Personal automobile - The net loss ratio improved 37.1 percentage points and 29.0 percentage points in the three- and six-month periods ended June 30, 2015, respectively, compared to the same period of 2014. The change is primarily attributable to higher losses in the prior year along with favorable reserve development on liability claims in the current year. In 2014, there was an increase in the frequency of claims associated with the harsh winter weather experienced in the U.S. in the first quarter, and an increase in catastrophe loss experience from spring storms in the U.S. in the second quarter.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Revenues
Net premiums earned	$19,959	$13,995	$32,993	$27,842
Investment income, net of investment expenses	13,673	15,765	27,289	31,364
Net realized investment gains	946	371	2,072	1,198
Other income	132	220	195	347
Total revenues	$34,710	$30,351	$62,549	$60,751

Benefits, Losses and Expenses
Losses and loss settlement expenses	$7,309	$7,223	$14,380	$13,804
Increase in liability for future policy benefits	12,096	8,077	19,719	15,898
Amortization of deferred policy acquisition costs	1,708	1,694	3,371	3,352
Other underwriting expenses	4,830	3,672	8,960	7,840
Interest on policyholders' accounts	6,024	7,852	12,639	15,839
Total benefits, losses and expenses	$31,967	$28,518	$59,069	$56,733

Income before income taxes	$2,743	$1,833	$3,480	$4,018

Income before income taxes increased $0.9 million in the three-month period ended June 30, 2015 as compared to the same period of 2014. The increase in net income is primarily due to an increase in net premiums earned from higher sales of single premium whole life policies and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts both partially offset by a decrease in investment income and an increase in the increase in liability for future policy benefits.

Income before income taxes decreased $0.5 million in the six-month period ended June 30, 2015 as compared to the same period of 2014. The decrease in net income is primarily due to a decrease in investment income and an increase in the increase in liability for future policy benefits both partially offset by an increase in net premiums earned from higher sales of single premium whole life policies and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned increased 42.6 percent to $20.0 million for the three-month period ended June 30, 2015, compared to $14.0 million in the same period of 2014. In the six-month period ended June 30, 2015, net premiums earned increased 18.5 percent to $33.0 million, compared to $27.8 million in the same period of 2014. The increase in net premiums earned was primarily due to an increase in sales of single premium whole life policies.

Net investment income decreased 13.3 percent to $13.7 million for the three-month period ended June 30, 2015, compared to $15.8 million for the same period of 2014. In the six-month period ended June 30, 2015, investment income decreased 13.0 percent to $27.3 million compared to $31.4 million in the same period of 2014. The decrease is due to the decline of reinvestment rates from the continued low interest rate environment and a lower asset base due to declining annuity deposits.

The increase in liability for future policy benefits increased in the three- and six-month periods ended June 30, 2015, compared to the same periods of 2014 due to an increase in sales of life insurance products.

Deferred annuity deposits decreased 68.1 percent and 49.5 percent, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. We gradually lowered the credited rate offered on our deferred annuity products during the low interest rate environment during the last year, which has resulted in a decrease in deferred annuity deposits for the three- and six-month periods ended June 30, 2015 as compared with the same periods of 2014.

Net cash outflow related to our annuity business was $44.2 million and $79.3 million, respectively, in the three- and six-month periods ended June 30, 2015, compared to a net cash outflow of $15.7 million and $26.8 million, respectively, in the same periods of 2014. We attribute this to the interest rate activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.1 billion at June 30, 2015, compared to $3.2 billion at December 31, 2014, a decrease of $34.1 million. At June 30, 2015, fixed maturity securities and equity securities made up 90.2 percent and 7.9 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2015 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$255	—%	$101	—%	$356	—%
Available-for-sale	1,305,216	82.6	1,506,145	96.8	2,811,361	89.7
Trading securities	16,388	1.0	—	—	16,388	0.5
Equity securities
Available-for-sale	218,982	13.9	25,565	1.6	244,547	7.8
Trading securities	3,599	0.2	—	—	3,599	0.1
Mortgage loans	—	—	4,082	0.3	4,082	0.1
Policy loans	—	—	5,702	0.4	5,702	0.2
Other long-term investments	36,561	2.3	14,095	0.9	50,656	1.6
Short-term investments	175	—	—	—	175	—
Total	$1,581,176	100.0%	$1,555,690	100.0%	$3,136,866	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2015, we classified $2.8 billion, or 99.4 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.4 percent, at December 31, 2014. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2015 and December 31, 2014, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2015 and December 31, 2014. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands)	June 30, 2015		December 31, 2014
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$846,865	30.0%	$896,367	31.4%
AA	668,058	23.6	637,305	22.3
A	650,641	23.0	621,293	21.7
Baa/BBB	593,491	21.0	641,497	22.4
Other/Not Rated	69,050	2.4	63,876	2.2
	$2,828,105	100.0%	$2,860,338	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2015 was 5.2 years compared to 5.0 years at December 31, 2014.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2015 was 5.1 years compared to 4.8 years at December 31, 2014.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at June 30, 2015 was 5.2 years compared to 5.2 years at December 31, 2014.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 6.6 percent and 7.7 percent in the three- and six-month periods ended June 30, 2015 compared with the same period of 2014. The decrease is due to the decline of reinvestment interest rates from the continued low interest rate environment and a lower asset base due to declining annuity deposits. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2015, our investments in limited liability partnerships contributed $2.2 million and $2.9 million, respectively, to investment income as compared to $2.2 million and $3.2 million, respectively, in the same periods of 2014.
Our net realized investment gains were $0.8 million and $1.7 million, respectively, during the three- and six-month periods ended June 30, 2015, as compared with $2.7 million and $4.9 million, respectively, in the same periods of 2014.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2015 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2015 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2015 and 2014.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2015	2014
Cash provided by (used in)
Operating activities	$91,256	$55,193
Investing activities	(5,084)	(25,351)
Financing activities	(83,364)	(31,759)
Net increase (decrease) in cash and cash equivalents	$2,808	$(1,917)
Operating Activities
Net cash flows provided by operating activities totaled $91.3 million and $55.2 million for the six-month periods ended June 30, 2015 and 2014, respectively. The increase in operating cash flows in the six-month period ended June 30, 2015 reflects an increase in net income and the timing of the settlement of investment purchases. Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2015 and 2014.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 32.8 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2015, our cash and cash equivalents included $39.7 million related to these money market accounts, compared to $28.1 million at December 31, 2014.
Net cash flows used in investing activities were $5.1 million for the six-month period ended June 30, 2015 compared to net cash flows used in investing activities of $25.4 million for the six-month period ended June 30, 2014. For the six-month periods ended June 30, 2015 and 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $386.3 million and $250.9 million, respectively.
Our cash outflows for investment purchases were $387.6 million for the six-month period ended June 30, 2015, compared to $272.1 million for the same period of 2014.
Financing Activities
Net cash flows used in financing activities were $83.4 million and $31.8 million for the six-month periods ended June 30, 2015 and 2014, respectively. The increase reflects a higher level of net annuity withdrawals in the six-month period ended June 30, 2015, compared to the same period of 2014.

Credit Facilities
In December 2011, UFG entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of June 30, 2015, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $10.5 million and $9.6 million in the six-month periods ended June 30, 2015 and 2014, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2015, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $46.1 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 1.8 percent to $831.9 million at June 30, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $38.7 million partially offset by a decrease in net unrealized investment gains of $16.9 million, net of tax, during the first six months of 2015, shareholder dividends of $10.5 million and share repurchases of $1.4 million. At June 30, 2015, the book value per share of our common stock was $33.21 compared to $32.67 at December 31, 2014.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9.4 million at June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
ISO catastrophes	$19,823	$20,603	$20,034	$23,878
Non-ISO catastrophes (1)	347	—	347	—
Total catastrophes	$20,170	$20,603	$20,381	$23,878
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2015, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We consider all of our litigation pending as of June 30, 2015 to be ordinary, routine, and incidental to our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our share repurchase program, first announced in August 2007, we may purchase UFG common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements.

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2015.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2015 - 4/30/2015	—	$—	—	1,570,645
5/1/2015 - 5/31/2015	11,768	29.83	11,768	1,558,877
6/1/2015 - 6/30/2015	300	30.00	300	1,558,577
Total	12,068	$29.84	12,068
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
3.1
Articles of Amendment to the Articles of Incorporation of United Fire Group, Inc., dated May 20, 2015, filed with the SEC as Exhibit 3.1 to the Registrant's Current Report on Form 8-K/A on May 26, 2015 and incorporated herein by reference.

31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 4, 2015	August 4, 2015
(Date)	(Date)