Form 10-Q
period 2015-09-30
UNITED FIRE GROUP INC
filed 2015-11-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 30, 2015, 25,076,389 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2015

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2014 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

•	Laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance;

•	Our relationship with and the financial strength of our reinsurers; and

•	Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $291 in 2015 and $404 in 2014)	$289	$397
Available-for-sale, at fair value (amortized cost $2,733,745 in 2015 and $2,773,566 in 2014)	2,790,417	2,843,079
Trading securities, at fair value (amortized cost $11,880 in 2015 and $14,363 in 2014)	12,918	16,862
Equity securities
Available-for-sale, at fair value (cost $72,616 in 2015 and $71,651 in 2014)	227,689	245,843
Trading securities, at fair value (cost $4,373 in 2015 and $3,708 in 2014)	4,097	4,066
Mortgage loans	4,022	4,199
Policy loans	5,569	5,916
Other long-term investments	51,278	50,424
Short-term investments	175	175
	3,096,454	3,170,961
Cash and cash equivalents	124,061	90,574
Accrued investment income	26,293	25,989
Premiums receivable (net of allowance for doubtful accounts of $789 in 2015 and $618 in 2014)	295,658	249,030
Deferred policy acquisition costs	158,716	139,719
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $45,188 in 2015 and $41,492 in 2014)	52,882	49,247
Reinsurance receivables and recoverables	74,415	86,810
Prepaid reinsurance premiums	3,898	3,632
Income taxes receivable	1,928	—
Goodwill and intangible assets	25,701	26,278
Other assets	16,010	14,449
TOTAL ASSETS	$3,876,016	$3,856,689
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,005,997	$969,437
Life insurance	1,375,029	1,447,764
Unearned premiums	428,822	378,725
Accrued expenses and other liabilities	207,788	212,577
Income taxes payable	—	5,012
Deferred income taxes	12,920	25,759
TOTAL LIABILITIES	$3,030,556	$3,039,274
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,064,339 and 25,019,415 shares issued and outstanding in 2015 and 2014, respectively	$25	$25
Additional paid-in capital	204,274	202,676
Retained earnings	565,748	523,541
Accumulated other comprehensive income, net of tax	75,413	91,173
TOTAL STOCKHOLDERS’ EQUITY	$845,460	$817,415
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,876,016	$3,856,689
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2015	2014	2015	2014
Revenues
Net premiums earned	$239,421	$212,021	$681,817	$607,189
Investment income, net of investment expenses	24,050	22,837	74,205	77,202
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,825 and $4,715 in 2015 and $985 and $4,073 in 2014; previously included in accumulated other comprehensive income (loss))	966	894	2,622	5,796
Other income	123	113	318	1,255
Total revenues	$264,560	$235,865	$758,962	$691,442
Benefits, Losses and Expenses
Losses and loss settlement expenses	$144,526	$154,346	$421,297	$422,299
Increase in liability for future policy benefits	12,784	10,552	32,503	26,450
Amortization of deferred policy acquisition costs	48,697	44,644	135,526	124,374
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,867 and $5,601 in 2015 and $768 and $2,304 in 2014; previously included in accumulated other comprehensive income (loss))	26,161	21,665	73,241	68,869
Interest on policyholders’ accounts	5,568	7,503	18,207	23,342
Total benefits, losses and expenses	$237,736	$238,710	$680,774	$665,334
Income (loss) before income taxes	$26,824	$(2,845)	$78,188	$26,108
Federal income tax expense (benefit) (includes reclassifications of $15 and $310 in 2015 and ($76) and ($619) in 2014; previously included in accumulated other comprehensive income (loss))	7,290	(3,170)	19,957	1,767
Net income	$19,534	$325	$58,231	$24,341
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(2,008)	$(12,410)	$(25,131)	$38,767
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(2,008)	$(12,410)	$(25,131)	$38,767
Income tax effect	703	4,344	8,795	(13,569)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(1,305)	$(8,066)	$(16,336)	$25,198
Reclassification adjustment for net realized investment gains included in income	$(1,825)	$(985)	$(4,715)	$(4,073)
Reclassification adjustment for employee benefit costs included in expense	1,867	768	5,601	2,304
Total reclassification adjustments, before tax	$42	$(217)	$886	$(1,769)
Income tax effect	(15)	76	(310)	619
Total reclassification adjustments, after tax	$27	$(141)	$576	$(1,150)
Comprehensive income (loss)	$18,256	$(7,882)	$42,471	$48,389

Weighted average common shares outstanding	25,067,080	25,188,381	25,027,382	25,295,842
Basic earnings per common share	$0.78	$0.01	$2.33	$0.96
Diluted earnings per common share	0.77	0.01	2.31	0.95
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2015

Common stock
Balance, beginning of year	$25
Shares repurchased (79,396 shares)	—
Shares issued for stock-based awards (113,498 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$202,676
Compensation expense and related tax benefit for stock-based award grants	1,342
Shares repurchased	(2,423)
Shares issued for stock-based awards	2,679
Balance, end of period	$204,274

Retained earnings
Balance, beginning of year	$523,541
Net income	58,231
Dividends on common stock ($0.64 per share)	(16,024)
Balance, end of period	$565,748

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$91,173
Change in net unrealized investment appreciation(1)	(19,400)
Change in liability for underfunded employee benefit plans(2)	3,640
Balance, end of period	$75,413

Summary of changes
Balance, beginning of year	$817,415
Net income	58,231
All other changes in stockholders’ equity accounts	(30,186)
Balance, end of period	$845,460

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Cash Flows From Operating Activities
Net income	$58,231	$24,341
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	10,534	10,985
Depreciation and amortization	7,706	5,449
Stock-based compensation expense	1,817	1,445
Net realized investment gains	(2,622)	(5,796)
Net cash flows from trading investments	2,663	(6,933)
Deferred income tax benefit	(3,854)	(2,639)
Changes in:
Accrued investment income	(304)	398
Premiums receivable	(46,628)	(39,945)
Deferred policy acquisition costs	(16,884)	(10,219)
Reinsurance receivables	12,395	3,384
Prepaid reinsurance premiums	(266)	(552)
Income taxes receivable	(1,928)	(3,173)
Other assets	(1,561)	482
Future policy benefits and losses, claims and loss settlement expenses	60,932	70,994
Unearned premiums	50,097	49,974
Accrued expenses and other liabilities	811	(9,153)
Income taxes payable	(5,012)	—
Deferred income taxes	(499)	(1,330)
Other, net	(1,221)	(368)
Total adjustments	$66,176	$63,003
Net cash provided by operating activities	$124,407	$87,344
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$8,228	$3,091
Proceeds from call and maturity of held-to-maturity investments	108	243
Proceeds from call and maturity of available-for-sale investments	527,365	390,967
Proceeds from short-term and other investments	4,221	2,370
Purchase of available-for-sale investments	(502,086)	(432,112)
Purchase of short-term and other investments	(4,643)	(2,803)
Net purchases and sales of property and equipment	(10,763)	(5,692)
Net cash provided by (used in) investing activities	$22,430	$(43,936)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$78,733	$131,134
Withdrawals from investment and universal life contracts	(175,840)	(170,570)
Payment of cash dividends	(16,024)	(14,672)
Repurchase of common stock	(2,423)	(11,249)
Issuance of common stock	2,679	1,782
Tax impact from issuance of common stock	(475)	(94)
Net cash used in financing activities	$(113,350)	$(63,669)
Net Change in Cash and Cash Equivalents	$33,487	$(20,261)
Cash and Cash Equivalents at Beginning of Period	90,574	92,193
Cash and Cash Equivalents at End of Period	$124,061	$71,932
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 45 states and the District of Columbia, and as a life insurer in 37 states.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The review report of Ernst & Young LLP as of September 30, 2015 and for the three- and nine-month periods ended September 30, 2015 and 2014 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2015 and 2014, we made payments for income taxes totaling $31,724 and $9,619, respectively. We did not receive a tax refund during the nine-month period ended September 30, 2015. We received a tax refund of $615 during the nine-month period ended September 30, 2014.

For the nine-month periods ended September 30, 2015 and 2014, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2015.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$72,861	$66,858	$139,719
Underwriting costs deferred	147,980	4,430	152,410
Amortization of deferred policy acquisition costs	(130,305)	(5,221)	(135,526)
Ending unamortized deferred policy acquisition costs	$90,536	$66,067	$156,603
Impact of unrealized gains and losses on available-for-sale securities	—	2,113	2,113
Recorded asset at September 30, 2015	$90,536	$68,180	$158,716

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. With the completion of the Mercer Insurance Group, Inc. integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in an increase to DAC amortization of $994 and an increase to the DAC asset of $3,586 for the nine-month period ended September 30, 2015 as compared to what we would have recognized had we not updated our model.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $11,270 and $13,383 at September 30, 2015 and December 31, 2014, respectively.
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
We reported a federal income tax expense of $19,957 and $1,767 for the nine-month periods ended September 30, 2015 and 2014, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax position and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2015 or December 31, 2014. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2011 tax year.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. The Company concluded there are no material subsequent events or transactions that have occurred after the balance sheet date through the date on which the financial statements were issued.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2015

Troubled Debt Restructuring

In August 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance on the accounting for creditors who are holding receivables with troubled debt restructuring, specifically related to the classification of certain government guaranteed mortgage loans that are in foreclosure. The objective of this update is to provide greater consistency and transparency by addressing the classification of certain foreclosed mortgage loans guaranteed through government programs. The guidance is effective for interim and annual periods beginning after December 15, 2014. The Company adopted the guidance on January 1, 2015. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
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

Pending Adoption of Accounting Standards
Short Duration Contracts

In May 2015, the FASB issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods beginning the following year. The Company will adopt the new guidance on January 1, 2016 and is currently evaluating its disclosures for short-duration contracts and the impact on the Company's financial statement disclosures.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2015 and December 31, 2014, is as follows:

September 30, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$200	$—	$—	$200
Mortgage-backed securities	89	2	—	91
Total Held-to-Maturity Fixed Maturities	$289	$2	$—	$291
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,654	$270	$2	$21,922
U.S. government agency	235,045	3,410	1,208	237,247
States, municipalities and political subdivisions
General obligations:
Midwest	165,797	5,107	94	170,810
Northeast	56,812	1,674	19	58,467
South	124,580	3,328	370	127,538
West	98,780	2,775	259	101,296
Special revenue:
Midwest	148,385	4,544	166	152,763

Northeast	21,197	742	153	21,786
South	103,539	3,814	112	107,241
West	74,463	2,852	24	77,291
Foreign bonds	89,473	3,343	1,628	91,188
Public utilities	201,218	5,661	688	206,191
Corporate bonds
Energy	113,692	2,056	1,391	114,357
Industrials	226,222	5,379	4,397	227,204
Consumer goods and services	179,716	4,315	651	183,380
Health care	96,149	2,697	590	98,256
Technology, media and telecommunications	145,531	2,560	1,348	146,743
Financial services	249,063	7,531	633	255,961
Mortgage-backed securities	14,102	438	25	14,515
Collateralized mortgage obligations	362,732	10,064	2,180	370,616
Asset-backed securities	5,595	219	169	5,645
Total Available-for-Sale Fixed Maturities	$2,733,745	$72,779	$16,107	$2,790,417
Equity securities:
Common stocks
Public utilities	$7,231	$11,430	$163	$18,498
Energy	6,103	5,428	159	11,372
Industrials	13,252	28,415	250	41,417
Consumer goods and services	10,315	11,474	5	21,784
Health care	7,763	17,932	—	25,695
Technology, media and telecommunications	6,151	6,673	85	12,739
Financial services	17,433	74,451	131	91,753
Nonredeemable preferred stocks	4,368	65	2	4,431
Total Available-for-Sale Equity Securities	$72,616	$155,868	$795	$227,689
Total Available-for-Sale Securities	$2,806,361	$228,647	$16,902	$3,018,106

December 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$129,230	$130,254	$1,181	$1,659
Due after one year through five years	200	200	789,739	820,780	6,865	6,955
Due after five years through 10 years	—	—	988,569	998,254	1,610	1,818
Due after 10 years	—	—	443,778	450,353	2,224	2,486
Asset-backed securities	—	—	5,595	5,645	—	—
Mortgage-backed securities	89	91	14,102	14,515	—	—
Collateralized mortgage obligations	—	—	362,732	370,616	—	—
	$289	$291	$2,733,745	$2,790,417	$11,880	$12,918

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$407	$984	$2,363	$2,336
Trading securities
Change in fair value	(999)	(253)	(1,461)	695
Sales	531	181	1,230	701
Equity securities:
Available-for-sale	1,418	—	2,352	1,736
Trading securities
Change in fair value	(430)	(17)	(634)	329
Sales	39	(1)	85	(1)
Other long-term investments	—	—	(1,313)	—
Total net realized investment gains	$966	$894	$2,622	$5,796
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sales	$—	$3,081	$8,228	$3,091
Gross realized gains	—	900	1,030	900
Gross realized losses	—	—	—	(56)
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2015 and 2014.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $17,015 and $20,928 at September 30, 2015 and December 31, 2014, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $8,450 at September 30, 2015.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2015	2014
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(12,841)	$44,586
Available-for-sale equity securities	(19,119)	3,872
Deferred policy acquisition costs	2,113	(13,764)
Income tax effect	10,447	(12,143)
Total change in net unrealized investment appreciation, net of tax	$(19,400)	$22,551
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2015 and December 31, 2014. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2015, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses did not warrant the recognition of an OTTI charge at September 30, 2015 or at September 30, 2014. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at September 30, 2015. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2015 was $163. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

September 30, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	2	$1,652	$2	$1,652	$2
U.S. government agency	26	70,261	814	7	22,056	394	92,317	1,208
States, municipalities and political subdivisions
General obligations
Midwest	11	11,332	94	—	—	—	11,332	94
Northeast	7	6,031	19	—	—	—	6,031	19
South	11	14,767	188	12	6,549	182	21,316	370
West	13	19,733	259	—	—	—	19,733	259
Special revenue
Midwest	17	20,088	122	1	2,483	44	22,571	166
Northeast	1	4,814	153	—	—	—	4,814	153
South	8	12,527	84	2	1,828	28	14,355	112
West	8	8,447	24	—	—	—	8,447	24
Foreign bonds	9	15,153	1,628	—	—	—	15,153	1,628
Public utilities	13	28,383	376	5	2,926	312	31,309	688
Corporate bonds
Energy	7	14,922	884	3	6,876	507	21,798	1,391
Industrials	20	35,955	1,282	3	7,878	3,115	43,833	4,397
Consumer goods and services	17	46,527	647	4	2,502	4	49,029	651
Health care	13	31,567	505	2	3,806	85	35,373	590
Technology, media and telecommunications	19	53,402	850	2	8,987	498	62,389	1,348
Financial services	21	42,848	633	—	—	—	42,848	633
Mortgage-backed securities	2	1,503	15	4	198	10	1,701	25
Collateralized mortgage obligations	23	35,007	472	31	73,973	1,708	108,980	2,180
Asset-backed securities	1	2,598	169	—	—	—	2,598	169
Total Available-for-Sale Fixed Maturities	247	$475,865	$9,218	78	$141,714	$6,889	$617,579	$16,107
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$145	$163	$145	$163
Energy	8	1,934	159	—	—	—	1,934	159
Industrials	5	301	11	4	219	239	520	250
Consumer goods and services	—	—	—	2	13	5	13	5
Technology, media and telecommunications	10	478	71	2	12	14	490	85
Financial services	6	311	67	1	172	64	483	131
Nonredeemable preferred stocks	1	351	2	—	—	—	351	2
Total Available-for-Sale Equity Securities	30	$3,375	$310	12	$561	$485	$3,936	$795
Total Available-for-Sale Securities	277	$479,240	$9,528	90	$142,275	$7,374	$621,515	$16,902

December 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$2,343	$6	4	$5,069	$46	$7,412	$52
U.S. government agency	11	41,064	70	35	95,198	2,352	136,262	2,422
States, municipalities and political subdivisions
General obligations
Midwest	1	3,650	74	14	9,856	96	13,506	170
Northeast	—	—	—	9	7,377	50	7,377	50
South	1	3,085	58	19	13,475	230	16,560	288
West	1	1,023	1	5	2,700	18	3,723	19
Special revenue
Midwest	9	10,219	41	8	11,631	105	21,850	146
South	6	12,882	11	3	2,137	52	15,019	63
West	—	—	—	4	3,671	6	3,671	6
Foreign bonds	6	17,158	446	—	—	—	17,158	446
Public utilities	10	21,839	194	4	3,611	294	25,450	488
Corporate bonds
Energy	8	17,416	420	3	7,061	373	24,477	793
Industrials	8	17,103	362	3	9,592	1,792	26,695	2,154
Consumer goods and services	11	28,344	258	7	10,064	66	38,408	324
Health care	3	8,244	36	3	7,104	174	15,348	210
Technology, media and telecommunications	4	8,860	68	4	15,742	731	24,602	799
Financial services	3	5,908	31	2	6,131	56	12,039	87
Mortgage-backed securities	9	425	21	2	1,991	25	2,416	46
Collateralized mortgage obligations	10	20,746	112	56	122,550	4,694	143,296	4,806
Total Available-for-Sale Fixed Maturities	105	$220,309	$2,209	185	$334,960	$11,160	$555,269	$13,369
Equity securities:
Common stocks
Public utilities	3	$263	$44	—	$—	$—	$263	$44
Industrials	3	280	70	2	58	54	338	124
Consumer goods and services	1	129	272	2	15	3	144	275
Technology, media and telecommunications	4	503	14	5	218	44	721	58
Financial services	1	186	51	—	—	—	186	51
Nonredeemable preferred stocks	—	—	—	1	700	7	700	7
Total Available-for-Sale Equity Securities	12	$1,361	$451	10	$991	$108	$2,352	$559
Total Available-for-Sale Securities	117	$221,670	$2,660	195	$335,951	$11,268	$557,621	$13,928

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

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$291	$289	$404	$397
Available-for-sale securities	2,790,417	2,790,417	2,843,079	2,843,079
Trading securities	12,918	12,918	16,862	16,862
Equity securities:
Available-for-sale securities	227,689	227,689	245,843	245,843
Trading securities	4,097	4,097	4,066	4,066
Mortgage loans	4,326	4,022	4,559	4,199
Policy loans	5,569	5,569	5,916	5,916
Other long-term investments	51,278	51,278	50,424	50,424
Short-term investments	175	175	175	175
Cash and cash equivalents	124,061	124,061	90,574	90,574
Corporate-owned life insurance	1,545	1,545	918	918
Liabilities
Policy reserves
Annuity (accumulations) (1)	$761,998	$765,907	$865,802	$863,606
Annuity (benefit payments)	129,683	95,017	176,592	99,121
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2015 and December 31, 2014:

September 30, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,922	$—	$21,922	$—
U.S. government agency	237,247	—	237,247	—
States, municipalities and political subdivisions
General obligations
Midwest	170,810	—	170,810	—
Northeast	58,467	—	58,467	—
South	127,538	—	127,538	—
West	101,296	—	101,296	—
Special revenue
Midwest	152,763	—	152,333	430
Northeast	21,786	—	21,786	—
South	107,241	—	107,241	—
West	77,291	—	77,291	—
Foreign bonds	91,188	—	91,188	—
Public utilities	206,191	—	206,191	—
Corporate bonds
Energy	114,357	—	114,357	—
Industrials	227,204	—	227,204	—
Consumer goods and services	183,380	—	182,098	1,282
Health care	98,256	—	98,256	—
Technology, media and telecommunications	146,743	—	146,743	—
Financial services	255,961	—	245,693	10,268
Mortgage-backed securities	14,515	—	14,515	—
Collateralized mortgage obligations	370,616	—	370,616	—
Asset-backed securities	5,645	—	4,453	1,192
Total Available-for-Sale Fixed Maturities	$2,790,417	$—	$2,777,245	$13,172
Equity securities:
Common stocks
Public utilities	$18,498	$18,498	$—	$—
Energy	11,372	11,372	—	—
Industrials	41,417	41,416	1	—
Consumer goods and services	21,784	21,784	—	—
Health care	25,695	25,695	—	—
Technology, media and telecommunications	12,739	12,739	—	—
Financial services	91,753	87,656	119	3,978
Nonredeemable preferred stocks	4,431	562	3,869	—
Total Available-for-Sale Equity Securities	$227,689	$219,722	$3,989	$3,978

Total Available-for-Sale Securities	$3,018,106	$219,722	$2,781,234	$17,150
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,559	$—	$3,559	$—
Consumer goods and services	118	—	118	—
Health care	1,862	—	1,862	—
Technology, media and telecommunications	307	—	307	—
Financial services	4,177	—	4,177	—
Redeemable preferred stocks	2,895	2,895	—	—
Equity securities:
Energy	257	257	—	—
Industrials	913	913	—	—
Consumer goods and services	901	901	—	—
Health care	285	285	—	—
Financial services	222	222	—	—
Nonredeemable preferred stocks	1,519	1,519	—	—
Total Trading Securities	$17,015	$6,992	$10,023	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$41,002	$41,002	$—	$—
Corporate-Owned Life Insurance	$1,545	$—	$1,545	$—
Total Assets Measured at Fair Value	$3,077,843	$267,891	$2,792,802	$17,150

December 31, 2014		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$25,972	$—	$25,972	$—
U.S. government agency	351,672	—	351,672	—
States, municipalities and political subdivisions
General obligations
Midwest	185,920	—	185,920	—
Northeast	61,154	—	61,154	—
South	126,220	—	126,220	—
West	78,433	—	78,433	—
Special revenue
Midwest	131,402	—	130,883	519
Northeast	12,631	—	12,631	—
South	111,222	—	111,222	—
West	71,303	—	71,303	—
Foreign bonds	140,173	—	140,173	—
Public utilities	212,357	—	212,357	—
Corporate bonds
Energy	137,133	—	137,133	—
Industrials	215,475	—	215,475	—
Consumer goods and services	177,001	—	175,682	1,319
Health care	89,035	—	89,035	—
Technology, media and telecommunications	134,529	—	134,529	—
Financial services	223,582	—	212,589	10,993
Mortgage-backed securities	17,558	—	17,558	—
Collateralized mortgage obligations	337,289	—	337,289	—
Asset-backed securities	3,018	—	1,406	1,612
Total Available-for-Sale Fixed Maturities	$2,843,079	$—	$2,828,636	$14,443
Equity securities:
Common stocks
Public utilities	$20,290	$20,290	$—	$—
Energy	13,717	13,717	—	—
Industrials	45,459	45,458	1	—
Consumer goods and services	23,314	23,314	—	—
Health care	30,356	30,356	—	—
Technology, media and telecommunications	13,995	13,995	—	—
Financial services	93,663	89,719	72	3,872
Nonredeemable preferred stocks	5,049	558	4,491	—
Total Available-for-Sale Equity Securities	$245,843	$237,407	$4,564	$3,872
Total Available-for-Sale Securities	$3,088,922	$237,407	$2,833,200	$18,315

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

We use a market-based approach for valuing all of our Level 2 securities except for our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, and submit them primarily to a third party valuation service provider. Any of these securities not valued by this service provider are submitted to another third party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.
We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at September 30, 2015 and December 31, 2014 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with an additional third party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third party valuation service providers.
For the three- and nine-month periods ended September 30, 2015, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.

During the three- and nine-month periods ended September 30, 2015, there were no securities transferred between Level 1 and Level 2.
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

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2015	$430	$11,944	$1,311	$3,978	$17,663
Net unrealized gains (losses)(1)	—	(87)	17	—	(70)
Purchases	—	100	—	—	100
Disposals	—	(407)	(136)	—	(543)
Balance at September 30, 2015	$430	$11,550	$1,192	$3,978	$17,150
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2015	$519	$12,312	$1,612	$3,872	$18,315
Net unrealized gains (losses)(1)	(14)	62	(23)	—	25
Purchases	—	100	—	121	221
Disposals	(75)	(924)	(397)	(15)	(1,411)
Balance at September 30, 2015	$430	$11,550	$1,192	$3,978	$17,150
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2015, the cash surrender value of the COLI policies was $1,545, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2015	2014	2015	2014

Net periodic benefit cost
Service cost	$1,669	$1,303	$1,305	$924
Interest cost	1,500	1,468	713	586
Expected return on plan assets	(1,950)	(1,739)	—	—
Amortization of net loss	1,136	544	731	224
Net periodic benefit cost	$2,355	$1,576	$2,749	$1,734

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2015	2014	2015	2014

Net periodic benefit cost
Service cost	$5,007	$3,909	$3,915	$2,772
Interest cost	4,500	4,404	2,139	1,758
Expected return on plan assets	(5,850)	(5,217)	—	—
Amortization of net loss	3,408	1,632	2,193	672
Net periodic benefit cost	$7,065	$4,728	$8,247	$5,202

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute $6,352 to the pension plan in 2015. For the nine-month period ended September 30, 2015, we contributed $6,352 to the pension plan. We anticipate that the total contribution in 2015 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2015, there were 1,389,623 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
Options granted pursuant to the Stock Plan are granted to buy shares of UFG's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after 5 years from the date of issuance. All awards are generally granted free of charge to the eligible employees of UFG as designated by the Board of Directors.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2015	From Inception to September 30, 2015
Beginning balance	1,646,947	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(366,274)	(2,362,783)
Number of awards forfeited or expired	108,950	352,406
Ending balance	1,389,623	1,389,623
Number of option awards exercised	97,694	565,257
Number of unrestricted stock awards granted	920	6,200
Number of restricted stock awards vested	—	18,576

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2015, we had 69,938 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2015	From Inception to September 30, 2015
Beginning balance	87,194	300,000
Number of awards granted	(17,256)	(236,065)
Number of awards forfeited or expired	—	6,003
Ending balance	69,938	69,938
Number of option awards exercised	8,450	13,125
Number of restricted stock awards vested	6,434	17,876

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2015 and 2014, we recognized stock-based compensation expense of $616 and $500, respectively. For the nine-month periods ended September 30, 2015 and 2014, we recognized stock-based compensation expense of $1,817 and $1,445, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2015, we had $6,560 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2015 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of

Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2015	$616
2016	2,096
2017	1,864
2018	1,337
2019	584
2020	63
Total	$6,560

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

We have reconciled the amounts in the following table for the three-month periods ended September 30, 2015 and 2014 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended September 30, 2015
Net premiums earned	$218,993	$20,627	$239,620
Investment income, net of investment expenses	10,741	13,334	24,075
Net realized investment gains	732	234	966
Other income	—	123	123
Total reportable segment	$230,466	$34,318	$264,784
Intersegment eliminations	(25)	(199)	(224)
Total revenues	$230,441	$34,119	$264,560
Net income	$18,020	$1,514	$19,534
Assets	$2,231,851	$1,644,165	$3,876,016
Invested assets	$1,572,222	$1,524,232	$3,096,454

Three Months Ended September 30, 2014
Net premiums earned	$195,195	$16,958	$212,153
Investment income, net of investment expenses	8,191	14,647	22,838
Net realized investment gains (losses)	(22)	916	894
Other income (loss)	(102)	215	113
Total reportable segment	$203,262	$32,736	$235,998
Intersegment eliminations	(1)	(132)	(133)
Total revenues	$203,261	$32,604	$235,865
Net income (loss)	$(1,880)	$2,205	$325
Assets	$2,094,173	$1,731,155	$3,825,328
Invested assets	$1,515,753	$1,623,195	$3,138,948

We have reconciled the amounts in the following table for the nine-month periods ended September 30, 2015 and 2014 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Nine Months Ended September 30, 2015
Net premiums earned	$628,396	$54,009	$682,405
Investment income, net of investment expenses	33,610	40,623	74,233
Net realized investment gains	316	2,306	2,622
Other income	—	318	318
Total reportable segment	$662,322	$97,256	$759,578
Intersegment eliminations	(28)	(588)	(616)
Total revenues	$662,294	$96,668	$758,962
Net income	$54,420	$3,811	$58,231
Assets	$2,231,851	$1,644,165	$3,876,016
Invested assets	$1,572,222	$1,524,232	$3,096,454

Nine Months Ended September 30, 2014
Net premiums earned	$562,521	$45,065	$607,586
Investment income, net of investment expenses	31,135	46,011	77,146
Net realized investment gains	3,682	2,114	5,796
Other income	693	562	1,255
Total reportable segment	$598,031	$93,752	$691,783
Intersegment eliminations	56	(397)	(341)
Total revenues	$598,087	$93,355	$691,442
Net income	$19,471	$4,870	$24,341
Assets	$2,094,173	$1,731,155	$3,825,328
Invested assets	$1,515,753	$1,623,195	$3,138,948

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
(In Thousands Except Share Data)	2015		2014
	Basic	Diluted	Basic	Diluted
Net income	$19,534	$19,534	$325	$325
Weighted-average common shares outstanding	25,067,080	25,067,080	25,188,381	25,188,381
Add dilutive effect of restricted stock awards	—	125,135	—	114,313
Add dilutive effect of stock options	—	187,133	—	101,655
Weighted-average common shares	25,067,080	25,379,348	25,188,381	25,404,349
Earnings per common share	$0.78	$0.77	$0.01	$0.01
Awards excluded from diluted earnings per share calculation(1)	—	260,035	—	868,020

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(In Thousands Except Share Data)	2015		2014
	Basic	Diluted	Basic	Diluted
Net income	$58,231	$58,231	$24,341	$24,341
Weighted-average common shares outstanding	25,027,382	25,027,382	25,295,842	25,295,842
Add dilutive effect of restricted stock awards	—	125,135	—	114,313
Add dilutive effect of stock options	—	19,364	—	126,414
Weighted-average common shares	25,027,382	25,171,881	25,295,842	25,536,569
Earnings per common share	$2.33	$2.31	$0.96	$0.95
Awards excluded from diluted earnings per share calculation(1)	—	410,425	—	889,080

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the credit facility at September 30, 2015 and 2014. For the nine-month periods ended September 30, 2015 and 2014, we did not incur any interest expense related to this credit facility. We were in compliance with all covenants for the credit agreement at September 30, 2015.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of June 30, 2015	$132,714	$(56,023)	$76,691
Change in accumulated other comprehensive income before reclassifications	(1,305)	—	(1,305)
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,186)	1,213	27
Balance as of September 30, 2015	$130,223	$(54,810)	$75,413

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2015	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	(16,336)	—	(16,336)
Reclassification adjustments from accumulated other comprehensive income (loss)	(3,064)	3,640	576
Balance as of September 30, 2015	$130,223	$(54,810)	$75,413

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company's management.

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
November 5, 2015

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 45 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,200 independent agencies.

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

For the nine-month period ended September 30, 2015, property and casualty insurance business accounted for approximately 92.2 percent of our net premiums earned, of which 91.8 percent was generated from commercial lines. Life insurance business accounted for approximately 7.8 percent of our net premiums earned, of which 69.3 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. On July 1, 2015, United Fire Group Specialty Insurance Company (formerly known as Texas General Indemnity Company) entered the pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2015, approximately 48.7 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and New Jersey; approximately 64.3 percent of our life insurance premiums were written in Iowa, Minnesota, Wisconsin, Illinois and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2015	2014	%	2015	2014	%
Revenues
Net premiums earned	$239,421	$212,021	12.9%	$681,817	$607,189	12.3%
Investment income, net of investment expenses	24,050	22,837	5.3	74,205	77,202	(3.9)
Net realized investment gains	966	894	8.1	2,622	5,796	(54.8)
Other income	123	113	8.8	318	1,255	(74.7)
Total revenues	$264,560	$235,865	12.2%	$758,962	$691,442	9.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$144,526	$154,346	(6.4)%	$421,297	$422,299	(0.2)%
Increase in liability for future policy benefits	12,784	10,552	21.2	32,503	26,450	22.9
Amortization of deferred policy acquisition costs	48,697	44,644	9.1	135,526	124,374	9.0
Other underwriting expenses	26,161	21,665	20.8	73,241	68,869	6.3
Interest on policyholders' accounts	5,568	7,503	(25.8)	18,207	23,342	(22.0)
Total benefits, losses and expenses	$237,736	$238,710	(0.4)%	$680,774	$665,334	2.3%

Income (loss) before income taxes	$26,824	$(2,845)	NM	$78,188	$26,108	199.5%
Federal income tax expense (benefit)	7,290	(3,170)	NM	19,957	1,767	NM
Net income	$19,534	$325	NM	$58,231	$24,341	139.2%
NM = Not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2015:

Consolidated Results of Operations

For the three-month period ended September 30, 2015, net income was $19.5 million compared to $0.3 million for the same period of 2014. The improvement in net income was driven by organic growth from new business and rate increases and a decrease in losses and loss settlement expenses from lower catastrophe losses and a better performing underlying book of business. Consolidated net premiums earned increased to $239.4 million compared to $212.0 million for the same period of 2014. This increase is a result of organic growth with a combination of new business writings and rate increases.

For the nine-month period ended September 30, 2015, net income was $58.2 million compared to $24.3 million for the same period of 2014. The improvement in net income was driven by organic growth from new business and rate increases and a decrease in losses and loss settlement expenses from lower catastrophe losses and a better performing underlying book of business. Consolidated net premiums earned increased to $681.8 million compared to $607.2 million for the same period of 2014. This increase is a result of organic growth with a combination of new business writings and rate increases.

Losses and loss settlement expenses decreased by $9.8 million during the three-month period ended September 30, 2015 compared to the same period of 2014. The net loss ratio decreased by 13.4 percentage points during the three-month period ended September 30, 2015 compared to the same period of 2014. The decrease in the net loss ratio is primarily due to higher prior year catastrophe losses and commercial fire losses. Pre-tax catastrophe losses were significantly lower on a higher premium base, totaling $7.0 million compared to $23.3 million in the same period of 2014, which experienced an increase in the frequency of claims from catastrophes losses associated with carryover losses from late second quarter 2014 convective storms in regions of the U.S. where we conduct much of our business.

Losses and loss settlement expenses decreased by $1.0 million during the nine-month period ended September 30, 2015 compared to the same period of 2014. The net loss ratio decreased by 7.9 percentage points during the nine-month period ended September 30, 2015 compared to the same period of 2014. The decrease in the net loss ratio is primarily due to higher prior year catastrophe losses and commercial fire losses. Pre-tax catastrophe losses for the nine-months year-to-date were lower, on a higher premium base, totaling $27.3 million compared to $47.2 million in the same period of 2014, which experienced an increase in the frequency of claims from catastrophes losses associated with late second quarter 2014 convective storms in regions of the U.S. where we conduct much of our business.

Investment income increased by $1.2 million and decreased $3.0 million, respectively, during the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. The increase in the three-month period ended September 30, 2015 was due to the change in value of our investments in limited liability partnerships as compared to the same period in 2014 partially offset by the decline of reinvestment interest rates from the continued low interest rate environment and a lower asset base in our life segment due to declining annuity deposits. The decrease in the nine-month period ended September 30, 2015 is primarily due to the decline of reinvestment interest rates from the continued low interest rate environment and a lower asset base in our life segment due to declining annuity deposits.

Consolidated Financial Condition

At September 30, 2015, the book value per share of our common stock was $33.73. We repurchased 79,396 shares of our common stock at a total cost of $2.4 million and an average share price of $30.51 in the nine-month period ended September 30, 2015. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we are authorized to repurchase an additional 1,528,886 shares of our common stock as of September 30, 2015.

Net unrealized investment gains totaled $130.2 million as of September 30, 2015, a decrease of $19.4 million, net of tax, or 13.0 percent, since December 31, 2014. The decrease in the net unrealized investment gains is due to changes in the fair value of our equity investment portfolio due to overall equity market declines at September 30, 2015 and to a lesser extent, by a decrease in net unrealized investment gains in our fixed maturity investment portfolio from rising interest rates.

Our stockholders' equity increased to $845.5 million at September 30, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $58.2 million partially offset by a decrease in net unrealized investment gains of $19.4 million, net of tax, and shareholder dividends of $16.0 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except Ratios)	2015	2014	2015	2014
Net premiums written	$216,124	$190,551	$678,242	$611,941
Net premiums earned	$218,993	$195,195	$628,396	$562,521
Losses and loss settlement expenses	(137,696)	(148,815)	(400,087)	(402,964)
Amortization of deferred policy acquisition costs	(46,847)	(42,902)	(130,305)	(119,280)
Other underwriting expenses	(21,505)	(17,843)	(59,625)	(57,207)
Underwriting gain (loss)	$12,945	$(14,365)	$38,379	$(16,930)

Investment income, net of investment expenses	10,716	8,190	33,582	31,191
Net realized investment gains (losses)	732	(22)	316	3,682
Other income (loss)	—	(102)	—	693
Income (loss) before income taxes	$24,393	$(6,299)	$72,277	$18,636

GAAP Ratios:
Net loss ratio (without catastrophes)	59.7%	64.4%	59.3%	63.2%
Catastrophes - effect on net loss ratio	3.2	11.9	4.4	8.4
Net loss ratio(1)	62.9%	76.3%	63.7%	71.6%
Expense ratio(2)	31.2	31.1	30.2	31.4
Combined ratio(3)	94.1%	107.4%	93.9%	103.0%
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

For the three- and nine-month periods ended September 30, 2015, our property and casualty segment reported income before taxes of $24.4 million and $72.3 million, respectively, or an increase of $30.7 million and $53.6 million, respectively, compared to the same periods of 2014. The increase in the three- and nine-month periods ended September 30, 2015 was driven by organic premium growth from new business and rate increases, and a decrease in losses and loss settlement expenses due to lower catastrophe losses and a better performing underlying book of business.

Net premiums earned increased 12.2 percent to $219.0 million in the three-month period ended September 30, 2015, compared to $195.2 million in the same period of 2014. Net premiums earned increased 11.7 percent to $628.4 million in the nine-month period ended September 30, 2015, compared to $562.5 million in the same period of 2014. These increases are a result of organic growth from a combination of new business writings and rate increases.

The combined ratio decreased 13.3 percentage points and 9.1 percentage points to 94.1 percent and 93.9 percent, respectively, for the three- and nine-month periods ended September 30, 2015, compared to 107.4 percent and 103.0 percent for the same periods of 2014. The decrease in the combined ratio in the three- and nine-month periods ended September 30, 2015, as compared to the same periods of 2014, was primarily attributable to actions taken to improve profitability, including more adequate pricing of our products to improve our underlying underwriting performance, and less catastrophe activity.

The net loss ratio, a component of the combined ratio, decreased by 13.4 percentage points to 62.9 percent and 7.9 percentage points to 63.7 percent in the three- and nine-month periods ended September 30, 2015, respectively, as compared to the same periods of 2014 primarily due to lower catastrophe losses and a better performing underlying book of business. Pre-tax catastrophe losses totaled $7.0 million and $27.3 million for the three- and nine-month periods ended September 30, 2015, respectively, as compared to $23.3 million and $47.2 million in the same periods of 2014.

The expense ratio, a component of the combined ratio, was 31.2 percent and 30.2 percent for the three- and nine-month periods ended September 30, 2015, an increase of 0.1 percentage points and a decrease of 1.2 percentage points, respectively, as compared with the same periods of 2014. The decrease in the nine-month period ended September 30, 2015 was primarily due to an improvement in the profitability in certain lines of business, which led to an increase in the amount of underwriting expenses eligible for deferral, elimination of duplicate costs associated with the previously disclosed Mercer Insurance Group, Inc. integration, and completion of technology projects, all partially offset by an increase in pension and post-retirement benefit costs.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section below.
Reserve Development

For many liability claims, significant periods of time, ranging up to several years,and for certain construction defect claims, more than a decade, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement or other disposition of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability. Reserves for these long-tail coverages represent a significant portion of our overall carried reserves.

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

2015 Development

The property and casualty insurance segment experienced $0.7 million and $24.1 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2015, respectively. Three lines in aggregate accounted for a majority of the favorable development. The largest single contributor was workers' compensation with $1.9 million and $13.6 million, respectively, of favorable development followed by long-tail liability with $2.4 million and $8.8 million, respectively, of favorable development, and auto physical damage with $0.4 million and $4.1 million, respectively, of favorable development in the three- and nine-month periods ended September 30, 2015. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims due to continued successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. The favorable development was partially offset by adverse development from commercial auto liability of

$6.2 million and $2.7 million, respectively, in the three- and nine-month periods ended September 30, 2015. This adverse development experience is the result of lower fuel prices and an increase in highway roadway use by commercial vehicles. Development on assumed property and liability reinsurance is mixed with favorable development of $1.7 million for the three-month period ended September 30, 2015 and adverse development of $4.2 million for the nine-month period ended September 30, 2015. No other line of business contributed a significant portion of the total development.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2015, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2015			2014
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$67,752	$32,483	47.9%	$58,807	$32,842	55.8%
Fire and allied lines	51,913	29,534	56.9	46,448	49,120	105.8
Automobile	47,840	45,326	94.7	42,181	36,938	87.6
Workers' compensation	24,721	14,654	59.3	22,955	12,239	53.3
Fidelity and surety	5,709	(85)	(1.5)	5,095	150	2.9
Miscellaneous	386	57	14.8	692	(28)	(4.0)
Total commercial lines	$198,321	$121,969	61.5%	$176,178	$131,261	74.5%

Personal lines
Fire and allied lines	$11,084	$9,295	83.9%	$11,151	$12,163	109.1%
Automobile	6,119	4,952	80.9	5,877	5,622	95.7
Miscellaneous	260	116	44.6	251	1,622	NM
Total personal lines	$17,463	$14,363	82.2%	$17,279	$19,407	112.3%
Reinsurance assumed	$3,209	$1,364	42.5%	$1,738	$(1,853)	(106.6)%
Total	$218,993	$137,696	62.9%	$195,195	$148,815	76.3%
NM = Not meaningful

Nine Months Ended September 30,	2015			2014
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$191,725	$101,162	52.8%	$167,851	$87,704	52.3%
Fire and allied lines	149,732	98,602	65.9	133,802	126,618	94.6
Automobile	136,966	116,588	85.1	121,022	88,539	73.2
Workers' compensation	71,224	36,464	51.2	64,981	46,577	71.7
Fidelity and surety	15,030	2,540	16.9	13,654	1,145	8.4
Miscellaneous	1,735	181	10.4	2,039	(18)	(0.9)
Total commercial lines	$566,412	$355,537	62.8%	$503,349	$350,565	69.6%

Personal lines
Fire and allied lines	$32,990	$24,364	73.9%	$33,253	$32,548	97.9%
Automobile	17,917	12,807	71.5	17,349	16,588	95.6
Miscellaneous	759	228	30.0	742	1,710	NM
Total personal lines	$51,666	$37,399	72.4%	$51,344	$50,846	99.0%
Reinsurance assumed	$10,318	$7,151	69.3%	$7,828	$1,553	19.8%
Total	$628,396	$400,087	63.7%	$562,521	$402,964	71.6%

NM = Not meaningful

•
Commercial fire and allied lines - The net loss ratio improved 48.9 percentage points and 28.7 percentage points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods of 2014. The change is primarily attributable to elevated losses in the prior year. In 2014, there was an increase in the frequency of claims associated with the harsh winter weather experienced in the United States ("U.S.") in the first quarter, an increase in catastrophes from spring storms experienced in regions of the U.S. where we conduct much of our business in the second quarter and an increase in frequency and severity in commercial fire losses.

•
Commercial automobile - The net loss ratio deteriorated 7.1 percentage points and 11.9 percentage points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same periods of 2014. The change was due to an increase in severity of claims combined with additional reserves for incurred but not reported claims in 2015 as compared to the prior year primarily from an adverse development experience trend from lower fuel prices and an increase in highway roadway use by commercial vehicles.

•
Workers' compensation - The net loss ratio deteriorated 6.0 percentage points in the three-month period ended September 30, 2015 compared to the same periods of 2014. The change is primarily attributable to more favorable reserve development in the prior year in reserves for reported claims. The net loss ratio improved 20.5 percentage points in the nine-month period ended September 30, 2015 compared to the same periods of 2014. The change was due to the combined effects of a decrease in severity and frequency of claims in 2015 as compared to the prior year.

•
Personal fire and allied lines - The net loss ratio improved 25.2 percentage points and 24.0 percentage points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same period of 2014. The change is primarily attributable to higher losses in the prior year. In 2014, there was a higher level of catastrophe loss experience from convective storms in regions of the U.S. where we conduct much of our business.

•
Personal automobile - The net loss ratio improved 14.8 percentage points and 24.1 percentage points in the three- and nine-month periods ended September 30, 2015, respectively, compared to the same period of

2014. The change is primarily attributable to higher losses in the prior year along with favorable reserve development on liability claims in the current year. In 2014, there was an increase in claim frequency and severity due to harsh winter weather experienced in the U.S. in the first quarter, and due to an increase in catastrophe loss experience from convective storms in regions of the U.S. where we conduct much of our business.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Revenues
Net premiums earned	$20,428	$16,826	$53,421	$44,668
Investment income, net of investment expenses	13,334	14,647	40,623	46,011
Net realized investment gains	234	916	2,306	2,114
Other income	123	215	318	562
Total revenues	$34,119	$32,604	$96,668	$93,355

Benefits, Losses and Expenses
Losses and loss settlement expenses	$6,830	$5,531	$21,210	$19,335
Increase in liability for future policy benefits	12,784	10,552	32,503	26,450
Amortization of deferred policy acquisition costs	1,850	1,742	5,221	5,094
Other underwriting expenses	4,656	3,822	13,616	11,662
Interest on policyholders' accounts	5,568	7,503	18,207	23,342
Total benefits, losses and expenses	$31,688	$29,150	$90,757	$85,883

Income before income taxes	$2,431	$3,454	$5,911	$7,472

Income before income taxes decreased $1.0 million and $1.6 million, respectively, in the three- and nine-month periods ended September 30, 2015 as compared to the same periods of 2014. The decrease in net income is due to a decrease in investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of single premium whole life policies ("SPWL") and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned increased 21.4 percent to $20.4 million for the three-month period ended September 30, 2015, compared to $16.8 million in the same period of 2014. In the nine-month period ended September 30, 2015, net premiums earned increased 19.6 percent to $53.4 million, compared to $44.7 million in the same period of 2014. The increase in net premiums earned was primarily due to an increase in sales of SPWL policies.

Net investment income decreased 9.0 percent to $13.3 million for the three-month period ended September 30, 2015, compared to $14.6 million for the same period of 2014. In the nine-month period ended September 30, 2015, investment income decreased 11.7 percent to $40.6 million compared to $46.0 million in the same period of 2014. The decrease is due to a lower asset base from declining annuity deposits and the decline of reinvestment rates from the continued low interest rate environment.
The increase in liability for future policy benefits increased in the three- and nine-month periods ended September 30, 2015, compared to the same periods of 2014 due to an increase in sales SPWL policies.

Deferred annuity deposits decreased 51.5 percent and 50.0 percent, respectively, for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. We gradually lowered the credited rate offered on our deferred annuity products during the low interest rate environment over the last year, which has resulted in a decrease in deferred annuity deposits for the three- and nine-month periods ended September 30, 2015 as compared with the same periods of 2014.

Net cash outflow related to our annuity business was $27.3 million and $106.5 million, respectively, in the three- and nine-month periods ended September 30, 2015, compared to a net cash outflow of $23.8 million and $50.6 million, respectively, in the same periods of 2014. We attribute this to the interest rate activity described above.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.1 billion at September 30, 2015, compared to $3.2 billion at December 31, 2014, a decrease of $74.5 million. At September 30, 2015, fixed maturity securities and equity securities made up 90.5 percent and 7.5 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2015 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$201	—%	$88	—%	$289	—%
Available-for-sale	1,313,685	83.6	1,476,732	96.9	2,790,417	90.1
Trading securities	12,918	0.8	—	—	12,918	0.4
Equity securities
Available-for-sale	204,246	13.0	23,443	1.5	227,689	7.4
Trading securities	4,097	0.3	—	—	4,097	0.1
Mortgage loans	—	—	4,022	0.3	4,022	0.1
Policy loans	—	—	5,569	0.4	5,569	0.2
Other long-term investments	36,900	2.3	14,378	0.9	51,278	1.7
Short-term investments	175	—	—	—	175	—
Total	$1,572,222	100.0%	$1,524,232	100.0%	$3,096,454	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2015, we classified $2.8 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.4 percent, at December 31, 2014. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2015 and December 31, 2014, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2015 and December 31, 2014. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands)	September 30, 2015		December 31, 2014
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$823,816	29.4%	$896,367	31.4%
AA	686,186	24.5	637,305	22.3
A	663,483	23.7	621,293	21.7
Baa/BBB	570,662	20.3	641,497	22.4
Other/Not Rated	59,477	2.1	63,876	2.2
	$2,803,624	100.0%	$2,860,338	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2015 was 5.0 years compared to 5.0 years at December 31, 2014.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2015 was 5.0 years compared to 4.8 years at December 31, 2014.

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at September 30, 2015 was 5.1 years compared to 5.2 years at December 31, 2014.

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 5.3 percent and decreased 3.9 percent in the three- and nine-month periods ended September 30, 2015 compared with the same period of 2014. The increase in the three-month period ended September 30, 2015 was due to the change in value of our investments in limited liability partnerships as compared to the same period in 2014 partially offset by a lower asset base in our life segment due to declining annuity deposits and the decline of reinvestment interest rates from the continued low interest rate environment. The decrease in the nine-month period ended September 30, 2015 is primarily due to a lower asset base in our life segment due to declining annuity deposits and the decline of reinvestment interest rates from the continued low interest rate environment. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2015, the change in value of our investments in limited liability partnerships resulted in a decrease of $0.2 million and $0.7 million, respectively, to investment income as compared to a decrease of $2.6 million and an increase of $0.4 million, respectively, to investment income in the same periods of 2014.
Our net realized investment gains were $1.0 million and $2.6 million, respectively, during the three- and nine-month periods ended September 30, 2015, as compared with $0.9 million and $5.8 million, respectively, in the same periods of 2014.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2015 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2015 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.  In the three- and nine-month periods ended September 30, 2015, there were no other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2015 and 2014.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2015	2014
Cash provided by (used in)
Operating activities	$124,407	$87,344
Investing activities	22,430	(43,936)
Financing activities	(113,350)	(63,669)
Net increase (decrease) in cash and cash equivalents	$33,487	$(20,261)
Operating Activities
Net cash flows provided by operating activities totaled $124.4 million and $87.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in operating cash flows in the nine-month period ended September 30, 2015 reflects an increase in net income and the timing of the settlement of loss payments. Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2015 and 2014.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 31.2 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2015, our cash and cash equivalents included $41.0 million related to these money market accounts, compared to $28.1 million at December 31, 2014.
Net cash flows provided by investing activities were $22.4 million for the nine-month period ended September 30, 2015 compared to net cash flows used in investing activities of $43.9 million for the nine-month period ended September 30, 2014. For the nine-month periods ended September 30, 2015 and 2014, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $539.9 million and $396.7 million, respectively.
Our cash outflows for investment purchases were $506.7 million for the nine-month period ended September 30, 2015, compared to $434.9 million for the same period of 2014.
Financing Activities
Net cash flows used in financing activities were $113.4 million and $63.7 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase reflects a higher level of net annuity withdrawals in the nine-month period ended September 30, 2015, compared to the same period of 2014.

Credit Facilities
In December 2011, UFG entered into a credit agreement with a syndicate of financial institutions as lenders, KeyBank National Association as administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company as syndication agent.
On June 4, 2013, United Fire & Casualty Company, United Fire Group, Inc. and the syndicated lenders entered into an Assignment, Joinder, Assumption, and Release Agreement (the "Joinder Agreement") transferring the obligations under the credit agreement from United Fire & Casualty Company to United Fire Group, Inc. Effective with the execution of the Joinder Agreement, United Fire & Casualty Company was released from any further obligations under the credit agreement. As of September 30, 2015, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $16.0 million and $14.7 million in the nine-month periods ended September 30, 2015 and 2014, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2015, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $36.1 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 3.4 percent to $845.5 million at September 30, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $58.2 million partially offset by a decrease in net unrealized investment gains of $19.4 million, net of tax, during the first nine months of 2015 and shareholder dividends of $16.0 million. At September 30, 2015, the book value per share of our common stock was $33.73 compared to $32.67 at December 31, 2014.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $8.5 million at September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
ISO catastrophes	$4,916	$18,909	$24,950	$43,562
Non-ISO catastrophes (1)	2,039	4,373	2,386	3,598
Total catastrophes	$6,955	$23,282	$27,336	$47,160
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2015, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2015 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2015.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2015 - 7/31/2015	—	$—	—	1,558,577
8/1/2015 - 8/31/2015	1,908	33.00	1,908	1,556,669
9/1/2015 - 9/30/2015	27,783	32.99	27,783	1,528,886
Total	29,691	$32.99	29,691
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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2015 (unaudited) and December 31, 2014; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2015; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 5, 2015	November 5, 2015
(Date)	(Date)