Form 10-K
period 2015-12-31
UNITED FIRE GROUP INC
filed 2016-02-26
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2015
OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission File Number 001-34257

UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $773.5 million. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 24, 2016, 25,200,422 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 18, 2016.

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

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserve for future policy benefits;

•	Geographic concentration risk in both property and casualty insurance and life insurance segments;

•	The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

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

PART I.

ITEM 1. BUSINESS

GENERAL DESCRIPTION
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. Our insurance company subsidiaries are currently licensed as a property and casualty insurer in 46 states, plus the District of Columbia and as a life insurer in 37 states. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of eight subsidiaries: United Life Insurance Company, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, Mercer Insurance Company, Financial Pacific Insurance Company, UFG Specialty Insurance Company (formerly known as Texas General Indemnity Company) and United Real Estate Holdings Company, LLC. Mercer Insurance Company owns 100 percent of two subsidiaries: Franklin Insurance Company and Mercer Insurance Company of New Jersey, Inc. United Fire Lloyds is an affiliate of United Fire & Indemnity Company.
In 2015, the Company dissolved three of its holding companies in order to flatten our organizational chart. The companies dissolved were American Indemnity Financial Corporation, Mercer Insurance Group, Inc. and Financial Pacific Insurance Group, Inc. In addition, Texas General Indemnity Company was renamed UFG Specialty Insurance Company on July 1, 2015.
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
Upon completion of the Reorganization, United Fire Group, Inc., an Iowa corporation, replaced United Fire & Casualty Company, an Iowa corporation, as the publicly held corporation, and the holders of United Fire & Casualty Company common stock then held the same number of shares at the same ownership percentage of United Fire Group, Inc. as they held of United Fire & Casualty Company immediately prior to the Reorganization. On February 2, 2012, shares of United Fire Group, Inc. common stock commenced trading on the NASDAQ Global Select Market under the ticker symbol "UFCS."
Employees
As of December 31, 2015, we employed 1,057 full-time employees and 13 part-time employees. We are not a party to any collective bargaining agreement.

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
All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement. On July 1, 2015, UFG Specialty Insurance Company (formerly known as Texas General Indemnity Company) entered the pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance segment consists solely of the operations of United Life Insurance Company.
Available Information
We provide free and timely access to all our reports filed with the SEC in the Investor Relations section of our website at www.unitedfiregroup.com. Under the "Investor Relations" tab, select "Financial Information" and then, under the "Investor Relations" tab, select "SEC Filings" to view the list of our SEC filings, which includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
Our Code of Ethics and Business Conduct is also available at www.unitedfiregroup.com in the Investor Relations section. To view it, under the "Investor Relations" tab, select "Corporate Governance" and then "Code of Ethics and Business Conduct."
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional locations: Westminster, Colorado, a suburb of Denver; Webster, Texas; Pennington, New Jersey; Los Angeles, California and Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies and by approximately 1,200 independent life agencies.

Property and Casualty Insurance Segment
In 2015, 2014 and 2013 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2015	2014	2013	2015	2014	2013
Texas	$142,485	$122,559	$104,775	15.4%	14.6%	13.9%
California	109,420	92,754	79,326	11.8	11.1	10.5
Iowa	99,949	97,790	92,976	10.8	11.7	12.3
Missouri	53,867	50,704	47,787	5.8	6.0	6.3
New Jersey	50,979	51,436	51,992	5.5	6.1	6.9
Colorado	45,805	40,291	36,014	4.9	4.8	4.8
Minnesota	44,993	39,844	33,434	4.9	4.8	4.4
Illinois	43,381	41,760	38,012	4.7	5.0	5.0
Louisiana	36,594	36,733	36,352	3.9	4.4	4.8
All Other States	299,027	264,712	233,926	32.3	31.5	31.1
Direct Statutory Premiums Written	$926,500	$838,583	$754,594	100.0%	100.0%	100.0%
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $21.2 million in 2016, based on profitable business produced by the agencies in 2015. In 2015 for 2014 business, agencies received $17.6 million in profit-sharing payments and in 2014 for 2013 business, agencies received $19.2 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average duration of employment of approximately 10.6 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Life Insurance Segment

Our life insurance subsidiary markets its products primarily in the Midwest, East Coast and West. In 2015, 2014 and 2013 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2015	2014	2013	2015	2014	2013
Iowa	$47,616	$69,543	$64,906	32.6%	34.4%	38.8%
Illinois	16,128	19,428	19,375	11.0	9.6	11.6
Minnesota	13,269	20,325	16,074	9.1	10.1	9.6
Wisconsin	12,513	22,411	13,939	8.6	11.1	8.3
Nebraska	9,334	11,382	11,080	6.4	5.6	6.6
All Other States	47,236	58,887	41,923	32.3	29.2	25.1
Direct Statutory Premiums Written	$146,096	$201,976	$167,297	100.0%	100.0%	100.0%
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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the adequacy of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

On a quarterly basis, United Fire's internal actuary performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money. There are no material differences between our reserves established under U.S. generally accepted accounting principles ("GAAP") and our statutory reserves.

The following table illustrates the change in our estimate of loss reserves for our property and casualty insurance companies for the years 2005 through 2015. The first section shows the amount of the liability, as originally reported, at the end of each calendar year in our Consolidated Financial Statements. These reserves represent the estimated amount of losses and loss settlement expenses for losses arising in that year and all prior years that are unpaid at the end of each year, including an estimate for our IBNR losses, net of applicable ceded reinsurance. The second section displays the cumulative amount of net losses and loss settlement expenses paid for each year with respect to that liability. The third section shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the losses for individual years. The last section compares the latest re-estimated amount with the original estimate. Conditions and trends that have affected development of loss reserves in the past may not necessarily exist in the future. Accordingly, it would not be appropriate to project future redundancies or deficiencies based on this table.

(In Thousands)
Years Ended December 31,	2005	2006	2007	2008	2009	2010	2011(1)	2012	2013	2014	2015
Gross liability for loss and loss settlement expenses	$620,100	$518,886	$496,083	$586,109	$606,045	$603,090	$945,051	$971,911	$960,651	$969,437	$1,003,895
Ceded loss and loss settlement expenses	60,137	40,560	38,800	52,508	33,754	39,000	120,359	103,870	75,150	63,757	54,653
Net liability for loss and loss settlement expenses	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501	$905,680	$949,242
Cumulative net paid as of:
One year later	$230,455	$148,593	$140,149	$195,524	$165,046	$146,653	$194,156	$216,026	$241,981	$251,503
Two years later	321,110	235,975	265,361	304,622	260,872	230,800	317,623	367,456	386,428
Three years later	380,294	332,768	345,092	373,765	312,451	283,837	422,458	466,261
Four years later	456,919	390,763	392,676	406,773	347,682	327,497	485,957
Five years later	502,455	422,669	416,656	429,477	372,868	348,433
Six years later	527,136	441,202	434,437	448,097	386,311
Seven years later	540,740	456,089	448,506	455,107
Eight years later	553,035	467,239	453,118
Nine years later	561,708	470,572
Ten years later	563,209
Net liability re-estimated as of:
End of year	$559,963	$478,326	$457,283	$533,601	$572,291	$564,090	$824,692	$868,041	$885,501	$905,680	$949,242
One year later	534,998	433,126	457,831	559,816	526,413	502,995	751,265	810,554	828,757	865,285
Two years later	508,774	453,474	502,177	547,824	497,136	457,532	749,491	795,328	805,069
Three years later	538,451	497,629	503,992	537,912	461,677	431,213	741,455	772,413
Four years later	574,484	500,071	503,720	514,763	446,825	417,962	726,325
Five years later	582,343	507,507	494,027	503,175	439,961	413,415
Six years later	592,772	503,510	487,514	499,302	435,451
Seven years later	589,661	498,735	488,692	492,001
Eight years later	586,083	502,926	481,542
Nine years later	589,873	495,994
Ten years later	583,374
Net redundancy (deficiency)	$(23,411)	$(17,668)	$(24,259)	$41,600	$136,840	$150,675	$98,367	$95,628	$80,432	$40,395
Net re-estimated liability	583,374	495,994	481,542	492,001	435,451	413,415	726,325	772,413	805,069	865,285
Re-estimated ceded loss and loss settlement expenses	$102,093	$70,210	$64,866	$75,230	$60,323	$64,378	$87,706	$83,353	$69,082	$61,588
Gross re-estimated liability	$685,467	$566,204	$546,408	$567,231	$495,774	$477,793	$814,031	$855,766	$874,151	$926,873
Gross redundancy (deficiency)	$(65,367)	$(47,318)	$(50,325)	$18,878	$110,271	$125,297	$131,020	$116,145	$86,500	$42,564
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
INVESTMENTS
Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Investments," "Market Risk" and "Critical Accounting Policies"; and Note 1 "Significant Accounting Policies" under the headings "Investments," Note 2 "Summary of Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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
State Regulation
We are subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation varies by state, but generally has its source in National Association of Insurance Commissioners ("NAIC") model laws and regulations that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state regulatory agency. Moreover, the NAIC Accreditation Program requires state regulatory agencies to meet baseline standards of solvency regulation, particularly with respect to regulation of multi-state insurers. In general, such regulation is intended for the protection of those who purchase or use our insurance products, and not our shareholders. These rules have a substantial effect on our business and relate to a wide variety of matters including: insurance company licensing and examination; the licensing of insurance agents and adjusters; price setting or premium rates; trade practices; approval of policy forms; claims practices; restrictions on transactions between our subsidiaries and their affiliates, including the payment of dividends; investments; underwriting standards; advertising and marketing practices; capital adequacy; and the collection, remittance and reporting of certain taxes, licenses and fees.
The state laws and regulations that have the most significant effect on our insurance operations and financial reporting are discussed below.
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies and life insurance subsidiary: Iowa (United Fire & Casualty Company, United Life Insurance Company, UFG Specialty Insurance Company and Addison Insurance Company), California (Financial Pacific Insurance Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company) and Texas (United Fire & Indemnity Company and United Fire Lloyds). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance laws of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the commissioner's prior approval.

Most states have now adopted the version of the Model Insurance Holding Company System Regulation Act and Regulation as amended by the NAIC in December 2010 (the "Amended Model Act") to introduce the concept of "enterprise risk" within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act imposes more extensive informational requirements on us, including requiring us to prepare an annual enterprise risk report that identifies the material risks within our insurance company holding system that could pose enterprise risk to our licensed insurers. Compliance with new reporting requirements under the Amended Model Act began for us in 2014 for the 2013 fiscal year.
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the "Market Information" section of Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities," and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2015.
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
Insurance Guaranty Associations
Each state has insurance guaranty association laws. Membership in a state's insurance guaranty association is generally mandatory for insurers wishing to do business in that state. Under these laws, associations may assess their members for certain obligations that insolvent insurance companies have incurred with regard to their policyholders and claimants.

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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2015, all of our insurance companies had capital in excess of the required levels.
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
Various legislative and regulatory efforts to reform the tort liability system have impacted and will continue to impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures have from time to time considered legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting is expected to continue to be difficult in commercial lines, professional liability and other specialty coverages.
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
Dodd-Frank also contains a number of provisions related to corporate governance and disclosure matters. In response to Dodd-Frank, the SEC has adopted or proposed rules regarding director independence, director and officer hedging activities, executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay equity disclosures, and shareholder proxy access. We continue to monitor developments under Dodd-Frank and their impact on us, insurers of similar size and the insurance industry as a whole.
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
Our property and casualty insurers are rated by A.M. Best Company ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) financial strength rating from A.M. Best. Our life insurance subsidiary has received an "A-" (Excellent) financial strength rating from A.M. Best. According to A.M. Best, companies rated "A" and "A-" have "an excellent ability to meet their ongoing obligations to policyholders."
A.M. Best also assigns issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best. Our life insurance subsidiary has received an issuer credit rating of "a-" from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	54	President and Chief Executive Officer
Michael T. Wilkins	52	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	49	Senior Vice President and Chief Financial Officer
Barrie W. Ernst	61	Vice President and Chief Investment Officer
Neal R. Scharmer	59	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley	55	Vice President and Chief Operating Officer, United Life Insurance Company
A brief description of the business experience of these officers follows:
Randy A. Ramlo became our President and Chief Executive Officer in May 2007. He previously served as our Chief Operating Officer from May 2006 until May 2007, as Executive Vice President from May 2004 until May 2007, and as Vice President, Fidelity and Surety, from November 2001 until May 2004. He also worked as an underwriting manager in our Great Lakes region. Mr. Ramlo began his employment with us as an underwriter in 1984.
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
Dawn M. Jaffray became our Senior Vice President and Chief Financial Officer in May 2015. Ms. Jaffray previously served as Chief Financial Officer of Soleil Advisory Group, a consulting firm specializing in operational consulting, mergers and acquisitions, investment and strategy from 2009 to 2015. Prior to her service with Soleil Advisory Group, Ms. Jaffray held numerous positions in insurance operations and mergers / acquisition activities, primarily in the role of principal financial officer. Ms. Jaffray's business experience has been focused in particular on insurance, finance and capital management.
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
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.
Michael J. Sheeley was appointed Vice President and Chief Operating Officer of United Life Insurance Company in March 2011. Prior to assuming leadership of United Life Insurance Company, Mr. Sheeley served us as personal lines underwriting manager from 1991 to 2011. He has also served in various capacities including commercial underwriting and claims since joining us in 1985.

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
Property damage resulting from catastrophes is the greatest risk of loss we face in the ordinary course of our business. We have exposure to catastrophe losses under both our commercial insurance policies and our personal insurance policies. The losses from catastrophic events are a function of both the extent of our exposure, the frequency and severity of the events themselves and the level of reinsurance assumed and ceded. For example, the losses experienced from a tornado will vary on whether the location of the tornado was in a highly populated or unpopulated area, the concentration of insureds in that area and the severity of the tornado. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from a catastrophic event.
Long-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, which is a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. While the emerging science regarding climate change and its connection to extreme weather events continues to be debated, in recent years there has been an increase in frequency and severity of tornadoes and hailstorms, and hurricanes are now impacting areas further inland than experienced in the recent past. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk.
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
Along with other insurers, we use internal and external models in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; however, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Models for catastrophes use historical information about various catastrophes and details about our in-force business. While we use this information in our pricing and risk managements, there are limitations with respect to their usefulness in predicting losses in any reporting period. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of our state-

specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation.
For our life insurance business, we calculate life insurance product reserves based on our assumptions, including estimated premiums we will receive over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. The premiums that we charge and the liabilities that we hold for future policy benefits are based on assumptions reflecting a number of factors, including the amount of premiums that we will receive in the future, the rate of return on assets we purchase with premiums received, expected claims, mortality, morbidity, expenses and persistency, which is the measurement of the percentage of insurance policies remaining in force from year to year. However, due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of the liabilities for unpaid policy benefits and claims, we cannot determine precisely the amounts we will ultimately pay to settle these liabilities. To the extent that actual experience is less favorable than our underlying assumptions, we could be required to increase our liabilities, which may harm our financial strength and reduce our profitability.
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
The following states provided 49.3 percent of the direct statutory premiums written for the property and casualty insurance segment in 2015: Texas (15.4 percent), California (11.8 percent), Iowa (10.8 percent), Missouri (5.8 percent) and New Jersey (5.5 percent). The following states provided 67.7 percent of the direct statutory premiums written for the life insurance segment in 2014: Iowa (32.6 percent), Illinois (11.0 percent), Minnesota (9.1 percent), Wisconsin (8.6 percent), and Nebraska (6.4 percent).
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
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (98.3 percent at December 31, 2015) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (90.4 percent at December 31, 2015) consists of fixed income securities, primarily corporate and municipal bonds (66.7 percent at December 31, 2015). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our equity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

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

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (26.8 percent at December 31, 2015) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of determinable and indeterminable risks based on available information. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We could under price risks which would adversely affect our profit margins. Conversely, we could overprice risks which could reduce our sales volume and competitiveness. Our ability to undertake these efforts successfully, and to price our products accurately, is subject to a number of risks and uncertainties, including but not limited to:

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
We are subject to certain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change, including unexpected and unintended issues related to claims and coverage. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of these issues include:

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
Ratings are an important factor in establishing the competitive position of insurance companies. Third-party rating agencies assess and rate the claims-paying ability, capital strength and creditworthiness of insurers and reinsurers based on criteria established by the agencies. A.M. Best rates our property and casualty insurance companies on a group basis. Our life insurance subsidiary receives a separate rating. Since 2012, A.M. Best has also given an issuer credit rating to our parent holding company. The table below shows the current ratings assigned to our companies by A.M. Best.

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
Property and Casualty Insurers	A	a	1994
Life Insurer	A-	a-	1998
United Fire Group, Inc.	N/A	bbb	2012
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

•
Risk-based capital and capital adequacy requirements. Our insurance company subsidiaries and affiliate are subject to risk-based capital requirements that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Any failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliate to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

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

•
Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including Dodd-Frank, the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the NASDAQ Stock Market, have created and are continuing to create uncertainty for public companies. While the federal government has not historically regulated the insurance business, in 2010 Dodd-Frank established a Federal Insurance Office within the U.S. Department of the Treasury. The Federal Insurance Office has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, monitor aspects of the insurance industry, identify issues with regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. While certain details and much of the impact of Dodd-Frank will not be known for some time, Dodd-Frank and other federal regulation adopted in the future may impose burdens on us, including impacting the ways we conduct our business, increasing compliance costs and duplicating state regulation. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2015, we ceded premium written of $56.9 million to our reinsurers.
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
If a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2008, both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike that affected our Gulf Coast regional office in Galveston, Texas. It was also tested, to a lesser extent, by Super Storm Sandy in 2012 that affected our East Coast regional office in Pennington, New Jersey.

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
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions or changes in our claims paying ability and financial strength ratings. In the event our current internal sources of liquidity do not satisfy our needs, we have entered into a $50 million revolving unsecured credit facility that we can access, which also allows the Company to increase the aggregate amount of the commitments thereunder by up to $100 million. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
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
As a holding company, we have no significant independent operations of our own. Our principal sources of funds are dividends and other payments received from our subsidiaries. We rely on those dividends for our liquidity and to meet our obligations to pay dividends to shareholders and make share repurchases. Dividends from those subsidiaries depend on their statutory surplus, earnings and regulatory restrictions.
State insurance laws limit the ability of insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. The actual ability to pay dividends may further be constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary state insurance regulator are generally limited to amounts determined by a formula which varies by jurisdiction. Extraordinary dividends, on the other hand, require prior regulatory approval by the insurance subsidiaries' domiciliary state insurance regulator before they can be made.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own seven buildings and related parking facilities in Cedar Rapids, Iowa. Our corporate headquarters includes: a five-story office building, a two-story office building and an eight-story office building in which a portion of the first floor is leased to commercial tenants. We also own three surrounding buildings as part of a commercial office complex. In September 2015, we acquired a two-story office building adjacent to our corporate headquarters, which is leased to commercial tenants.
In addition, three of our regional office locations in Lock Haven, Pennsylvania; Pennington, New Jersey; and Rocklin, California, conduct operations in office space that we own. We also own a tract of land adjacent to the Pennington office. Our other three regional office locations in Los Angeles, California; Westminster, Colorado; and Webster, Texas, and our claims office in Metairie, Louisiana, conduct operations in leased office space.
The following table shows a brief description of our owned and leased office space as of December 31, 2015.

Location	Utilized by	Owned or Leased	Lease Expiration Date
Corporate Headquarters – Cedar Rapids, Iowa
118 2nd Ave SE	Corporate administration, property and casualty segment	Owned	N/A
203 2nd St SE	Corporate administration, life segment	Owned	N/A
109 2nd St SE	Property and casualty segment	Owned	N/A
118 2nd St SE	Corporate administration, property and casualty segment	Leased	January 1, 2017
Commercial Office Complex – Cedar Rapids, Iowa
101 2nd St SE	Commercial tenants	Owned	N/A
107 2nd St SE	Commercial tenants	Owned	N/A
101 1st Ave SE	Commercial tenants	Owned	N/A
Denver Regional Office – Westminster, Colorado
7301 N Federal Blvd Ste 200	Property and casualty segment	Leased	June 30, 2018
East Coast Regional Office –
Lock Haven Office – Lock Haven, Pennsylvania
100 Mercer Dr	Property and casualty segment	Owned	N/A
Pennington Office – Pennington, New Jersey
10 N Hwy 31	Property and casualty segment	Owned	N/A
Specialty Division Office – Los Angeles, California
725 S Figueroa St Ste 1870	Property and casualty segment	Leased	October 24, 2021
Gulf Coast Regional Office –
Houston Office – Webster, Texas
455 E Medical Ctr Blvd	Property and casualty segment	Leased	September 20, 2022
Dallas Office – McKinney, Texas
321 N Central Expy Ste 230	Property and casualty segment	Leased	June 30, 2020
New Orleans Claims Office – Metairie, Louisiana
2800 Veterans Hwy Ste 253	Property and casualty segment	Leased	May 22, 2020
West Coast Regional Office –
Rocklin, California
3880 Atherton Rd	Property and casualty segment	Owned	N/A
Reno, Nevada
516 Ryland St	Property and casualty segment	Leased	August 14, 2017

ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2015 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 24, 2016, there were 816 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2015, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $53.1 million in dividend payments without prior regulatory approval.
The table in the following section shows the quarterly cash dividends declared in 2015 and 2014. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds and there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
Additional information about these restrictions is incorporated by reference from Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

Market Information
The following table sets forth the high and low trading price as reported on the NASDAQ stock market for our common stock for the calendar periods indicated, as well as the amount of cash dividends declared on our common stock.

	Share Price		Cash Dividends Declared per share
	High	Low
2015
Quarter Ended:
March 31	$31.94	$27.57	$0.20
June 30	34.09	29.31	0.22
September 30	37.00	31.68	0.22
December 31	40.64	33.70	0.22
Year-end closing share price: $38.31

2014
Quarter Ended:
March 31	$32.02	$24.15	$0.18
June 30	31.44	26.50	0.20
September 30	30.55	27.36	0.20
December 31	32.70	27.36	0.20
Year-end closing share price: $29.73
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/15 - 1/31/15	37,637	$28.78	37,637	1,570,645
2/1/15 - 2/28/15	—	—	—	1,570,645
3/1/15 - 3/31/15	—	—	—	1,570,645
4/1/15 - 4/30/15	—	—	—	1,570,645
5/1/15 - 5/31/15	11,768	29.83	11,768	1,558,877
6/1/15 - 6/30/15	300	30.00	300	1,558,577
7/1/15 - 7/31/15	—	—	—	1,558,577
8/1/15 - 8/31/15	1,908	33.00	1,908	1,556,669
9/1/15 - 9/30/15	27,783	32.99	27,783	1,528,886
10/1/15 - 10/31/15	—	—	—	1,528,886
11/1/15 - 11/30/15	—	—	—	1,528,886
12/1/15 - 12/31/15	—	—	—	1,528,886
Total	79,396		79,396
(1) Our share repurchase program was originally announced in August 2007. In August 2014, our Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock through the end of August 2016. This is in addition to the 818,601 shares of common stock remaining under its previous authorization in August 2012.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2010 through December 31, 2015, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2010 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
United Fire Group, Inc.	$100.00	$93.30	$103.83	$139.67	$148.87	$196.92
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
S&P 600 P&C Index	100.00	109.39	118.50	151.02	158.79	182.46
The foregoing performance graph is being furnised as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or Exchange Act.

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

(In Thousands, Except Per Share Data)
Years Ended December 31	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Total cash and investments	$3,249,209	$3,261,535	$3,142,330	$3,151,829	$3,052,535
Total assets	3,890,376	3,856,689	3,720,672	3,694,653	3,618,924

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	1,003,895	969,437	960,651	971,911	945,051
Life insurance	1,372,358	1,447,764	1,472,132	1,498,176	1,476,281
Unearned premiums	415,057	378,725	340,464	311,650	288,991
Total liabilities	3,011,479	3,039,274	2,937,839	2,965,476	2,922,783

Net unrealized investment gains, after tax	128,369	149,623	116,601	144,096	124,376
Repurchase of United Fire Group, Inc. common stock	(2,423)	(12,942)	(1,644)	(7,301)	(12,433)
Total stockholders' equity	878,897	817,415	782,833	729,177	696,141

Book value per share	34.94	32.67	30.87	28.90	27.29

Consolidated Income Statement Data:
Revenues
Net premiums written	$967,064	$866,120	$783,463	$720,881	$604,867
Net premiums earned	930,890	828,330	754,846	694,994	586,783
Investment income, net of investment expenses	100,781	104,609	112,799	111,905	109,494
Net realized investment gains	2,846	7,270	8,695	5,453	6,440
Other income	401	1,685	702	891	2,291
Consolidated revenues	$1,034,918	$941,894	$877,042	$813,243	$705,008

Losses and loss settlement expenses
Property and casualty insurance	520,087	509,811	437,354	439,137	407,831
Life insurance	29,001	26,432	21,461	20,569	22,558
Amortization of deferred policy acquisition costs (1)	186,817	167,449	153,677	141,834	153,176
Other underwriting expenses (1)	102,937	94,871	89,861	81,125	58,757
Net income	89,126	59,137	76,140	40,212	11

Property and Casualty Insurance Segment Data:
Net premiums written	887,874	804,715	722,821	655,331	551,923
Net premiums earned	851,695	766,939	694,192	629,411	533,771
Net income (loss)	85,320	52,376	67,456	33,512	(7,639)
Combined ratio(2)	92.0%	97.8%	94.8%	101.2%	112.1%

Life Insurance Segment Data:
Net premiums earned	79,195	61,391	60,654	65,583	53,012
Net income	3,806	6,761	8,684	6,700	7,650

Earnings Per Share Data:
Basic earnings per common share	3.56	2.34	3.01	1.58	—
Diluted earnings per common share	3.53	2.32	2.98	1.58	—

Other Supplemental Data:
Cash dividends declared per common share	0.86	0.78	0.69	0.60	0.60

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

FORWARD-LOOKING STATEMENTS

It is important to note that our actual results could differ materially from those projected in any forward-looking statements in this Form 10-K. Please refer to "Forward-Looking Information" and Part I, Item 1A, "Risk Factors" of this report for information concerning factors that could cause actual results to differ materially from the forward-looking statements contained in this Form 10-K.

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", "our") and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,200 independent agencies.
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
For 2015, property and casualty business accounted for approximately 91.5 percent of our net premiums earned, with the majority of which, 91.9 percent, was generated from commercial insurance. Life insurance business made up approximately 8.5 percent of our net premiums earned, of which over 68.5 percent was generated from traditional life insurance products.
Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. On July 1, 2015, UFG Specialty Insurance Company (formerly known as Texas General Indemnity Company) entered the pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.
Geographic Concentration
For 2015, approximately 49.3 percent of our property and casualty statutory direct written premiums were written in Texas, California, Iowa, Missouri and New Jersey; approximately 69.3 percent of our life insurance premiums were written in Iowa, Illinois, Minnesota, Wisconsin and Nebraska.

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
Catastrophe losses is a commonly used non-GAAP financial measure, which utilizes the designations of the Insurance Services Office ("ISO") and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2015	2014	2013
ISO catastrophes	$25,380	$47,351	$27,222
Non-ISO catastrophes (1)	6,933	2,328	2,994
Total catastrophes	$32,313	$49,679	$30,216
(1) Includes international assumed losses.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2015	2014
(In Thousands)	2015	2014	2013	vs. 2014	vs. 2013
Revenues
Net premiums earned	$930,890	$828,330	$754,846	12.4%	9.7%
Investment income, net of investment expenses	100,781	104,609	112,799	(3.7)	(7.3)
Net realized investment gains (losses)
Other-than-temporary impairment charges	(1,300)	—	(139)	NM	NM
All other net realized gains	4,146	7,270	8,834	(43.0)	(17.7)
Total net realized investment gains	2,846	7,270	8,695	(60.9)	(16.4)
Other income	401	1,685	702	(76.2)	140.0
Total revenues	$1,034,918	$941,894	$877,042	9.9%	7.4%

Benefits, losses and expenses
Losses and loss settlement expenses	$549,088	$536,243	$458,814	2.4%	16.9%
Increase in liability for future policy benefits	50,945	36,623	37,625	39.1	(2.7)
Amortization of deferred policy acquisition costs	186,817	167,449	153,677	11.6	9.0
Other underwriting expenses	102,937	94,871	89,861	8.5	5.6
Interest on policyholders' accounts	23,680	30,245	35,163	(21.7)	(14.0)
Total benefits, losses and expenses	$913,467	$865,431	$775,140	5.6%	11.6%

Income before income taxes	$121,451	$76,463	$101,902	58.8%	(25.0)%
Federal income tax expense	32,325	17,326	25,762	86.6%	(32.7)%
Net income	$89,126	$59,137	$76,140	50.7%	(22.3)%
NM = not meaningful
Consolidated Results of Operations
In 2015, the increase in net income was driven by a 12.4 percent increase in net premiums earned, which was the result of organic growth from new business and rate increases in the property and casualty segment. This increase in premiums was offset by a decrease in investment income and net realized investment gains and a proportionately lower increase in losses and loss settlement expenses on a better performing underlying book of business.
In 2014, the decrease in net income was driven by an increase in losses and loss settlement expenses offset by an increase in property and casualty premium revenue. The increase in losses and loss settlement expenses is primarily attributable to an increase in catastrophe losses from spring and summer convective storms in regions of the U.S. where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business. Net premiums earned increased to $828.3 million compared to $754.8 million in 2013. The increase in property and casualty premium revenue represents organic growth and is the result of a combination of rate increases across most commercial and personal lines and, to a lesser extent, new business writings.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Property and Casualty Insurance Segment

	Years Ended December 31,			% Change
				2015	2014
(In Thousands)	2015	2014	2013	vs. 2014	vs. 2013
Net premiums written	$887,874	$804,715	$722,821	10.3%	11.3%
Net premiums earned	$851,695	$766,939	$694,192	11.1	10.5
Losses and loss settlement expenses	(520,087)	(509,811)	(437,353)	2.0	16.6
Amortization of deferred policy acquisition costs	(180,183)	(161,310)	(147,175)	11.7	9.6
Other underwriting expenses	(83,631)	(79,117)	(73,626)	5.7	7.5
Underwriting gain	$67,794	$16,701	$36,038	305.9%	(53.7)%

Investment income, net of investment expenses	46,559	44,236	46,332	5.3%	(4.5)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(139)	—%	(100.0)%
All other net realized gains	1,124	4,177	6,400	(73.1)	(34.7)
Total net realized investment gains	1,124	4,177	6,261	(73.1)%	(33.3)%
Other income (loss)	(107)	911	88	(111.7)	NM
Income before income taxes	$115,370	$66,025	$88,719	74.7%	(25.6)%

GAAP Ratios:
Net loss ratio (without catastrophes)	57.2%	60.0%	58.6%	(4.7)%	2.4%
Catastrophes - effect on net loss ratio	3.8	6.5	4.4	(41.5)	47.7
Net loss ratio(1)	61.0%	66.5%	63.0%	(8.3)%	5.6%
Expense ratio (2)	31.0	31.3	31.8	(1.0)	(1.6)
Combined ratio(3)	92.0%	97.8%	94.8%	(5.9)%	3.2%

Statutory Ratios:
Net loss ratio (without catastrophes)	57.4%	60.2%	58.9%	(4.7)%	2.2%
Catastrophes - effect on net loss ratio	3.8	6.5	4.4	(41.5)	47.7
Net loss ratio(1)	61.2%	66.7%	63.3%	(8.2)%	5.4%
Expense ratio (2)	32.2	31.4	32.0	2.5	(1.9)
Combined ratio(3)	93.4%	98.1%	95.3%	(4.8)%	2.9%
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
(2) The GAAP expense ratio is calculated by dividing nondeferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business. The statutory expense ratio, presented here, is calculated in a similar fashion as GAAP but uses net premiums written instead of net premiums earned.
(3) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

For the year ended December 31, 2015, our property and casualty insurance segment reported income before income taxes of $115.4 million compared to income before income taxes of $66.0 million in the same period in 2014. The increase in income before income taxes during 2015 as compared to 2014 was driven by organic premium growth from new business and rate increases slightly offset by a proportionately lower increases in losses and loss settlement expenses and underwriting expenses on a better performing underlying book of business. Net premiums earned increased 11.1 percent as compared to 2014.

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
Premiums
The following table shows our premiums written and earned for 2015, 2014 and 2013:

				% Change
(In Thousands)				2015	2014
Years ended December 31,	2015	2014	2013	vs. 2014	vs. 2013
Direct premiums written	$926,500	$838,584	$754,594	10.5%	11.1%
Assumed premiums written	18,290	16,421	18,938	11.4	(13.3)
Ceded premiums written	(56,916)	(50,290)	(50,711)	13.2	(0.8)
Net premiums written	$887,874	$804,715	$722,821	10.3%	11.3%
Net premiums earned	851,695	766,939	694,192	11.1	10.5
Net Premiums Written
Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written are the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance segment. Assumed premiums written are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Net premiums earned are recognized ratably over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.
Direct Premiums Written
Direct premiums written increased $87.9 million in 2015 as compared to 2014 due to organic growth from a combination of new business and rate increases.
Direct premiums written increased $84.0 million in 2014 as compared to 2013 due to organic growth from a combination of rate increases across most commercial and personal lines and new business writings.
Assumed Premiums Written
Assumed premiums written increased $1.9 million in 2015 as compared to 2014 due the addition of one new program to our portfolio. The new assumed program is for international catastrophes excluding the United States with the largest exposure to European wind perils. In 2015, we also renewed our participation in all of our assumed programs.
Assumed premiums written decreased $2.5 million in 2014 as compared to 2013 due to softening reinsurance market conditions. We renewed our participation levels in all but one of our active assumed programs and added one new program to replace the lost premium from the program not renewed.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2015, we ceded 13.2 percent more premium to reinsurers as a result of growth in direct written premiums. For 2014, we benefited from softening market conditions and decreasing ceding rates that allowed us to cede 0.8 percent less premium while growing direct premiums written by 11.1 percent as compared to 2013.

Losses and Loss Settlement Expenses
Catastrophe Exposures
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters, along with man-made exposures to losses resulting from, without limitation, acts of war, acts of terrorism and political instability. Such events result in insured losses that can be, and may continue to be, a material factor in our results of operations and financial position, as the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. Because the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. Our property and casualty insurance segment experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses, which generally are highest in the second and third quarters. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
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
Catastrophe Losses
In 2015, our pre-tax catastrophe losses were $32.3 million, a decrease as compared to $49.7 million and an increase as compared to $30.2 million in 2014 and 2013, respectively. The decrease in catastrophe losses in 2015 is primarily due to elevated losses in the prior year. In 2014, there was an increase in catastrophes from spring and summer convective storms in regions of the U.S. where we conduct much of our business. In 2015, our catastrophe losses included 37 catastrophes, where our largest single pre-tax catastrophe loss totaled $4.0 million. In 2014 our catastrophe losses included 26 catastrophes, where our largest single pre-tax catastrophe loss totaled $7.7 million and in 2013 our catastrophe losses included 29 catastrophes, where our largest single pre-tax catastrophe loss totaled $4.0 million.
Catastrophe Reinsurance
In 2015, 2014 and 2013, we did not exceed our catastrophe reinsurance retention level of $20.0 million.
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
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2015:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A+	A+
FM Global	A+	N/A
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
MS Frontier	A	A+
Partner Re(1)(2)	A	A+
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	AA-
SCOR Reinsurance Company(1)(2)	A	AA-
Tokio Millennium Re Ltd	A++	A+

(1)	Primary reinsurers participating in the property and casualty excess of loss programs.

(2)	Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. In January 2015, President Obama signed into law The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"). TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2015 and remains the same for 2016. Our TRIPRA deductible was $99.2 million for 2015 and our TRIPRA deductible will be $111.1 million for 2016. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.

2015 Results
In 2015, although our losses and loss settlement expenses were 2.0 percent higher than 2014, our net loss ratio decreased 5.5 points due to a better performing underlying book of business and a decrease in catastrophe losses. Catastrophe losses decreased to $32.3 million in both our direct business and assumed reinsurance business as compared to $49.7 million in 2014.
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
Reserve Development

For many liability claims, significant periods of time, ranging up to several years, and for certain construction defect claims, more than a decade, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement or other disposition of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability. Reserves for these long-tail coverages represent a significant portion of our overall carried reserves.

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

2015 Development

The property and casualty insurance segment experienced $40.4 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2015. Three lines in aggregate accounted for a majority of the favorable development. The largest single contributor was long-tail liability with $23.0 million of favorable development followed by workers' compensation with $22.1 million of favorable development and auto physical damage with $4.4 million of favorable development for the year ended December 31, 2015. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims combined with continued successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. The favorable development was partially offset by adverse development, the majority coming from three lines which included property with $5.6 million of adverse development from an increase in severity and frequency of losses, assumed reinsurance with $8.1 million of adverse development due to prior year development of catastrophe losses and commercial auto liability with $2.8 million of adverse development due to an increase in frequency of losses in the year ended December 31, 2015. No other single line of business contributed a significant portion of the total development.

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

2013 Development

The property and casualty insurance segment experienced $57.5 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2013. The favorable reserve development on prior year reserves was primarily related to our long-tail lines of commercial business including other liability, workers' compensation and auto liability. The significant driver of the favorable reserve development in 2013 was the other liability line which contributed $33.5 million of the total, primarily due to additional recognition of relatively recent changes in reserve development patterns which have shown increased redundancies in reserves for reported claims along with relatively less need for IBNR claim reserves. Also contributing to the favorable reserve development in 2013, only to a lesser extent than the other liability line of business, were workers' compensation, commercial auto liability and surety lines of business, which contributed $7.5 million, $6.3 million and $4.7 million, respectively, to the favorable reserve development.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2015, 2014 and 2013:

Years ended December 31,	2015			2014			2013
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$261,303	$130,904	50.1%	$228,426	$106,827	46.8%	$199,548	$98,013	49.1%
Fire and allied lines	202,375	128,479	63.5	181,710	148,856	81.9	165,081	95,158	57.6
Automobile	185,970	152,558	82.0	164,537	122,683	74.6	147,026	120,354	81.9
Workers' compensation	95,672	47,106	49.2	88,522	63,425	71.6	81,616	73,179	89.7
Fidelity and surety	21,362	2,001	9.4	19,212	1,597	8.3	18,746	(2,201)	(11.7)
Other	2,158	428	19.8	2,741	153	5.6	1,861	126	6.8
Total commercial lines	$768,840	$461,476	60.0%	$685,148	$443,541	64.7%	$613,878	$384,629	62.7%

Personal lines
Fire and allied lines	$44,075	$28,815	65.4%	$44,376	$38,644	87.1%	$42,949	$28,235	65.7%
Automobile	24,120	17,817	73.9	23,276	20,571	88.4	22,185	16,872	76.1
Other	1,021	296	29.0	994	1,972	198.4	774	2,637	NM
Total personal lines	$69,216	$46,928	67.8%	$68,646	$61,187	89.1%	$65,908	$47,744	72.4%
Reinsurance assumed	$13,639	$11,683	85.7%	$13,145	$5,083	38.7%	$14,406	$4,980	34.6%
Total	$851,695	$520,087	61.0%	$766,939	$509,811	66.5%	$694,192	$437,353	63.0%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 60.0 percent in 2015 compared to 64.7 percent in 2014 and 62.7 percent in 2013. The improvement in 2015 as compared to 2014 was primarily the result of a decrease in net losses and loss settlement expenses incurred in fire and allied lines and workers' compensation partially offset by an increase in losses in commercial automobile. The prior year results included an increase in catastrophe losses from spring and summer storms in regions of the U.S where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business.
The deterioration in 2014 as compared to 2013 was primarily the result of an increase in catastrophe losses from spring and summer storms in regions of the U.S where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business partially offset by an improvement in the loss ratio for workers' compensation and commercial automobile insurance.
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
In recent years, we began to use our loss control department more extensively in an attempt to return this line of business to a higher level of profitability. For example, our loss control department has representatives who make multiple visits each year to businesses and job sites to ensure safety. We also non-renew accounts that no longer meet our underwriting or pricing guidelines. We avoid accounts that have become too underpriced for the risk.
Construction Defect Losses
Incurred losses from construction defect claims were $3.6 million in 2015 compared to $10.1 million and $13.7 million in 2014 and 2013, respectively. At December 31, 2015, we had $28.8 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which is calculated at the overall other liability commercial line), which consisted of 1,721 claims. In comparison, at December 31, 2014, we had reserves of $33.6 million, excluding IBNR reserves, consisting of 1,597 claims. The decrease in the incurred losses and reserves is due to a decrease in loss severity.
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
The improvement in the net loss ratio in 2015 as compared to 2014 was primarily attributable to elevated losses in the prior year. In 2014, there were elevated catastrophe losses from spring and summer storms in regions of the U.S. where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business.
The deterioration in the net loss ratio in 2014 as compared to 2013, was due to an increase in catastrophe losses from spring and summer storms in regions of the U.S. where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. The deterioration in our commercial automobile insurance line in 2015 as compared to 2014 was due to an increase in severity of claims combined with additional reserves for incurred but not reported claims in 2015 primarily from an adverse development experience trend from an increase in highway roadway use by commercial vehicles. The improvement in our commercial automobile insurance line in 2014 as compared to 2013 was primarily due to favorable results from loss control and re-underwriting initiatives which focused on under-performing accounts and agents.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts.
The improvement in our workers' compensation line of business in 2015 as compared to 2014 was due to a decrease in severity and frequency of claims and favorable development in reserves for reported claims. The improvement in our workers' compensation line of business in 2014 as compared to 2013 was due to the combined effects of lower claim frequency and favorable reserve development from previously reported claims.
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
In 2015, the loss ratio increased slightly as compared to 2014 due to a single large claim incurred in the first quarter of 2015. In 2014, the loss ratio increased as compared to 2013 which experienced a decrease in claim frequency along with a release of IBNR reserves as a result of actual emergence of paid losses being less than expected. This resulted in the negative loss ratio in 2013.

During 2015, there were two claims that exceeded our $1.5 million surety excess of loss reinsurance retention level. During 2014 and 2013 there were no claims that exceeded our $1.5 million reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. In 2015, the net loss ratio improved 21.3 percentage points compared to 2014. The change was primarily due to a decrease in net losses and loss settlement expenses incurred in the fire and allied lines of business due to less catastrophe losses in 2015. In 2014, the net loss ratio increased 16.7 percentage points compared to 2013. The change was primarily due to catastrophe loss experience from spring and summer storms in the United States in 2014.
We will continue pursuing opportunities to grow our personal lines business in the future. We have added within our CATography™ Underwriter tool the ability to determine whether the premium we charge for an exposure is adequate in areas where hurricanes and earthquakes occur. We have also implemented predictive analytics and data prefill for our personal automobile line. Data prefill is a data accessing methodology that allows for a more complete profile of our customers at the agent's point of sale during the quotation process.
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio deterioration in 2015 was due to an increase in catastrophe losses assumed. The net loss ratio deterioration in 2014 was due to a combination of an increase in catastrophe losses, from development of losses on prior year catastrophes, and from an increase in frequency and severity in fire-related losses. The net loss ratio improvement in 2013 was driven by a decrease in catastrophe losses.

In 2015, we renewed our participation in all of our assumed programs and added one new program to our portfolio.

In 2014, we renewed our participation in all but one of our assumed programs and added one new program to our portfolio. We increased participation in one program in our assumed portfolio to replace lost premium from the program not renewed.

In 2013, we renewed our participation in all but one of our assumed programs and added two new programs to our portfolio.We added two new programs to replace the lost premium from the program not renewed and to take advantage of areas where we had exposure capacity.  One of the new programs has worldwide exposure and the other has exposure in the United Kingdom and Japan.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 31.0 percent, 31.3 percent and 31.8 percent for 2015, 2014, and 2013, respectively. The underwriting expense ratio improved slightly in 2015 due to the improvement in the profitability in certain lines of business, which led to an increase in the amount of underwriting expenese eligible for deferral, elimination of duplicate costs associated with the previously disclosed Mercer Insurance Group, Inc. integration and completion of technology projects, all partially offset by an increase in post-retirement benefit costs.
The decrease in the underwriting expense ratio in 2014 was primarily due to a decrease in employee compensation and employee benefit costs offset slightly by a decrease in underwriting expenses eligible for deferral due to a deterioration in the profitability of certain lines of business caused by an increase in claims severity.

Life Insurance Segment Results

	Years Ended December 31,			% Change
				2015	2014
(In Thousands)	2015	2014	2013	vs. 2014	vs. 2013
Revenues
Net premiums earned	$79,195	$61,391	$60,654	29.0%	1.2%
Investment income, net	54,222	60,373	66,467	(10.2)%	(9.2)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	(1,300)	—	—	NM	—%
All other net realized gains	3,022	3,093	2,434	(2.3)%	27.1%
Net realized investment gains	1,722	3,093	2,434	(44.3)%	27.1%
Other income	508	774	614	(34.4)%	26.1%
Total revenues	$135,647	$125,631	$130,169	8.0%	(3.5)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$29,001	$26,432	$21,461	9.7%	23.2%
Increase in liability for future policy benefits	50,945	36,623	37,625	39.1%	(2.7)%
Amortization of deferred policy acquisition costs	6,634	6,139	6,502	8.1%	(5.6)%
Other underwriting expenses	19,306	15,754	16,235	22.5%	(3.0)%
Interest on policyholders' accounts	23,680	30,245	35,163	(21.7)%	(14.0)%
Total benefits, losses and expenses	$129,566	$115,193	$116,986	12.5%	(1.5)%

Income before income taxes	$6,081	$10,438	$13,183	(41.7)%	(20.8)%
NM =Not meaningful
United Life Insurance Company underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (49.4 percent), traditional life products (38.5 percent), universal life products (10.5 percent), and other life products (1.6 percent) comprised our 2015 life insurance premium revenues, as determined on the basis of statutory accounting principles. We do not write variable annuities or variable insurance products.

Income before income taxes for our life insurance segment totaled $6.1 million in 2015 compared to $10.4 million in 2014 and $13.2 million in 2013. The decrease in net income before income taxes from 2014 to 2015 was primarily a result of a decrease in net investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of single premium whole life policies ("SPWL") and a decrease in interest on policyholders' accounts due to a decline in the crediting rate paid on continued net withdrawals of annuity products.

The decrease in net income before income taxes from 2013 to 2014 was primarily a result of a decrease in net investment income and an increase in losses and loss settlement expenses due to an increase in death benefits paid, which were partially offset by a decrease in interest on policyholders' accounts which is due to continued net withdrawals of annuity products and a decline in the increase in liability for future policy benefits as a result of a decline in sales of SPWL policies.
In 2015, net investment income decreased 10.2 percent as compared to 2014 and decreased 9.2 percent in 2014 as compared to 2013. The decrease is due to lower asset base from declining annuity deposits and the decline in the reinvestment interest rates from the low interest rate environment. For discussion of our consolidated investment results, see the "Investments" section contained in this Item.
Net premiums earned increased 29.0 percent in 2015 as compared to 2014 primarily due to an increase in sales of SPWL policies. Net premiums earned increased 1.2 percent in 2014 as compared to 2013 due in part to an increase in the sale of single premium immediate annuities.

Underwriting expenses increased 22.5 percent in 2015 as compared to 2014 due to an increase in SPWL commissions related to the increase in premiums as previously mentioned and an increase in our postretirement benefit plan expenses.

Deferred annuity deposits decreased 55.7 percent in 2015, as compared to 2014. We gradually lowered the credited rate offered on our deferred annuity products in the low interest rate environment, which resulted in the decrease in deferred annuity deposits. Deferred annuity deposits increased 34.0 percent in 2014 as compared to 2013 due to crediting rate increases which occurred in the latter half of 2013.

Net cash outflow related to the Company's annuity business was $129.7 million in 2015 compared to a net cash outflow of $77.7 million in 2014 and 2013. This result is attributed to the activity described previously.
The fixed annuity deposits that we collect are not reported as net premiums earned under GAAP. Instead, we invest annuity deposits and record them as a liability for future policy benefits. The revenue that is generated from fixed annuity products consists of policy surrender charges and investment income. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our annuity products. As of December 31, 2015, our investment spread on our annuity products was 1.34 percent as compared to 1.02 percent at December 31, 2014.
Federal Income Taxes
We reported a federal income tax expense of $32.3 million, $17.3 million and $25.8 million in 2015, 2014, and 2013, respectively. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2015, we had a net operating loss ("NOL") carryforward of $4.7 million, which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2016.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $1.3 million at December 31, 2015. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.6 million in 2015 due to the realization of $1.6 million in NOLs.
As of December 31, 2015, we had no alternative minimum tax ("AMT") credit carryforwards.

INVESTMENTS
Investment Environment

Two of the primary themes for 2015 were the dramatic decline in commodity prices and a stronger U.S. dollar. There were also a host of several other macro trends that dominated the market narrative at various times throughout the year. Examples include the slowing Chinese economy, diverging monetary policy among global central banks, a tepid U.S. economic recovery and a fast-approaching presidential election. Collectively, the increase in uncertainty negatively impacted investor confidence and resulted in a year where capital markets provided flat to negative returns. Global equities and commodities were lower with emerging markets and high-beta credit under performing. Interest rates in the United States were flat, though they traded in a 100 basis point range throughout the year, while rates in Europe and Japan fell meaningfully in response to increased monetary stimulus.

As anticipated, the U.S. Federal Reserve began its move towards policy normalization at the end of 2015. The U.S. economy continues to expand at a moderate pace with positive trends seen in employment, housing demand, consumer fuel prices, and auto sales. Overall investment yields remain near their secular lows, but did increase toward year-end due to negative price dislocation in the energy and metals sectors, and the contagion effects this had on other segments of the market.

Our investment portfolio has a small amount of exposure to energy and certain industrials which were most adversely impacted by the fall in commodity prices. However, the vast majority of those holdings are in highly rated, highly capitalized companies. If this weak commodity environment persists, the credit rating of some of our fixed maturity securities may be downgraded from investment grade to non-investment grade.  However, we believe we have ample capacity in the portfolio to manage that transition should it occur. In general, we expect investment yields will remain bounded by central bank monetary policy and the slow pace of global economic growth, and we anticipate periodic spikes in volatility to result in inconsistent liquidity over the near term.
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
Investment Portfolio
Our invested assets at December 31, 2015 totaled $3.1 billion, compared to $3.2 billion at December 31, 2014, a decrease of $28.2 million. At December 31, 2015, fixed maturity securities and equity securities comprised 90.4 percent and 7.6 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2015 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to-maturity	$600	—%	$72	—%	$672	—%
Available-for-sale	1,374,069	83.4	1,450,892	97.0	2,824,961	90.0
Trading securities	12,622	0.8	—	—	12,622	0.4
Equity securities:
Available-for-sale	216,683	13.1	19,564	1.3	236,247	7.5
Trading securities	4,353	0.3	—	—	4,353	0.1
Mortgage loans	—	—	3,961	0.3	3,961	0.1
Policy loans	—	—	5,618	0.4	5,618	0.2
Other long-term investments	39,163	2.4	14,988	1.0	54,151	1.7
Short-term investments	175	—	—	—	175	—
Total	$1,647,665	100.0%	$1,495,095	100.0%	$3,142,760	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2015, we classified $2.8 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.4 percent, at December 31, 2014. Available-for-sale securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2015 and 2014, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios by credit rating at December 31, 2015 and 2014. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2015		December 31, 2014
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$838,318	29.6%	$896,367	31.4%
AA	724,023	25.5	637,305	22.3
A	670,098	23.6	621,293	21.7
Baa/BBB	556,667	19.6	641,497	22.4
Other/Not Rated	49,149	1.7	63,876	2.2
	$2,838,255	100.0%	$2,860,338	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities was 5.2 years at December 31, 2015 compared to 5.0 years at December 31, 2014.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities was 5.2 years at December 31, 2015 compared to 4.8 years at December 31, 2014.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2015	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$54,476	$54,804	$1,526	$2,001
Due after one year through five years	600	601	433,342	449,874	7,596	7,676
Due after five years through 10 years	—	—	318,714	324,604	130	404
Due after 10 years	—	—	380,222	387,649	2,223	2,541
Asset-backed securities	—	—	3,206	3,380	—	—
Mortgage-backed securities	—	—	14,946	15,286	—	—
Collateralized mortgage obligations	—	—	138,044	138,471	—	—
	$600	$601	$1,342,950	$1,374,068	$11,475	$12,622

Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at December 31, 2015 was 5.3 years compared to 5.2 years at December 31, 2014.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2015	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$50,710	$51,106
Due after one year through five years	—	—	386,276	390,418
Due after five years through 10 years	—	—	671,182	664,691
Due after 10 years	—	—	112,158	113,396
Asset-backed securities	—	—	2,255	2,286
Mortgage-backed securities	72	74	1,467	1,452
Collateralized mortgage obligations	—	—	226,071	227,544
	$72	$74	$1,450,119	$1,450,893

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income decreased 3.7 percent in 2015, compared with the same period of 2014, due to the decline in invested assets and decline in reinvestment interest rates from the low interest rate environment. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
We regularly monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2015 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2015 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Our investment results are summarized in the following table:

(In Thousands)				% Change
				2015	2014
As of and for the Years Ended December 31,	2015	2014	2013	vs. 2014	vs. 2013
Investment income, net	$100,781	$104,609	$112,799	(3.7)%	(7.3)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	$(1,300)	$—	$(139)	—	NM
All other net realized gains	4,146	7,270	8,834	(43.0)	(17.7)
Total net realized investment gains	$2,846	$7,270	$8,695	(60.9)%	(16.4)%
Net unrealized investment gains, after tax	$128,369	$149,623	$116,601	(14.2)%	28.3%
NM=not meaningful
Net Investment Income
In 2015, our investment income, net of investment expenses, decreased $3.8 million to $100.8 million as compared to 2014, primarily due the decline in invested assets and decline in reinvestment interest rates from the low interest rate environment.
In 2014, our investment income, net of investment expenses, decreased $8.2 million to $104.6 million as compared to 2013, primarily due to a decrease in value of investments that are accounted for under the equity method of accounting and from declining investment yields.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2015	2014	2013
Investment income
Interest on fixed maturities	$92,777	$97,969	$101,950
Dividends on equity securities	7,208	6,602	5,806
Income on other long-term investments
Interest	2,567	1,927	1,194
Change in value (1)	3,266	1,917	7,030
Interest on mortgage loans	237	252	266
Interest on short-term investments	6	5	6
Interest on cash and cash equivalents	305	255	239
Other	1,452	1,998	1,632
Total investment income	$107,818	$110,925	$118,123
Less investment expenses	7,037	6,316	5,324
Investment income, net	$100,781	$104,609	$112,799

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2015, 86.0 percent of our gross investment income originated from interest on fixed maturities, compared to 88.3 percent and 86.3 percent in 2014 and 2013, respectively.

The following table details our annualized yield on average invested assets for 2015, 2014 and 2013, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2015	$3,181,311	$100,781	3.2%
2014	3,143,502	104,609	3.3%
2013	3,088,962	112,799	3.7
Net Realized Investment Gains and Losses
In 2015, 2014 and 2013, we reported net realized investment gains of $2.8 million, $7.3 million and $8.7 million, respectively. The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2015	2014	2013
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$—	$—	$1
Available-for-sale	3,294	3,353	3,211
Trading securities
Change in fair value	(1,353)	609	1,183
Sales	1,381	1,339	788
Equity securities:
Available-for-sale	2,521	1,732	3,739
Trading securities
Change in fair value	(448)	238	(126)
Sales	66	(1)	38
Other long-term investments	(1,315)	—	—
Other-than-temporary-impairment charges:
Fixed maturities	(1,300)	—	(139)
Total net realized investment gains	$2,846	$7,270	$8,695
Net Unrealized Investment Gains and Losses
As of December 31, 2015, net unrealized investment gains, after tax, totaled $128.4 million compared to $149.6 million and $116.6 million as of December 31, 2014 and 2013, respectively. The decrease in unrealized gains in 2015 is the result of a decrease in the fair value of the fixed maturity portfolio due to an increase in interest rates and the decrease in the equity portfolio due to a decline in the financial markets. The increase in unrealized gains in 2014 resulted from an increase in the fair value of both the fixed maturity portfolio and the equity portfolio.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2015	2014	2013
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(37,621)	$51,814	$(132,579)
Equity securities	(6,459)	15,781	48,176
Deferred policy acquisition costs	11,380	(16,789)	42,102
Income tax effect	11,446	(17,784)	14,806
Total change in net unrealized investment gains, net of tax	$(21,254)	$33,022	$(27,495)
Market Risk
Our Consolidated Balance Sheets include financial instruments whose fair values are subject to market risk. The active management of market risk is integral to our operations. Market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations, such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or geopolitical conditions. Our primary market risk exposures are: changes in interest rates, deterioration of credit quality in specific issuers, sectors or the economy as a whole, and an unforeseen decrease in the liquidity of securities we hold. We have no foreign exchange risk.
Interest Rate Risk
Interest rate risk is the price sensitivity of a fixed income maturity security or portfolio of securities to changes in level of interest rates. Generally, there is an inverse relationship between changes in interest rates and changes in the price of a fixed income/maturity security. Plainly stated, if interest rates go up (down), bond prices go down (up). A vast majority of our holdings are fixed income maturity and other interest rate sensitive securities that will decrease (increase) in value as interest rates increase (decrease). While it is generally our intent to hold our investments in fixed maturity securities to maturity, we have classified a majority of our fixed maturity portfolio as available-for-sale. Available-for-sale fixed income maturity securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains or losses reported net of tax in Accumulated Other Comprehensive Income. A change in the prevailing interest rates generally translates into a change in the fair value of our fixed income/maturity securities, and by extension, our overall book value.
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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2015, our life insurance segment had $744.9 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2015. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 2.15 years longer than the projected duration of the liabilities. If interest rates increase by 100 or 200 basis points, the duration of the investments supporting the deferred annuity liabilities would be 3.38 years and 4.07 years longer, respectively, than the projected duration of the liabilities.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2015	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - Technology, Media & Telecommunications	$486	$468	$451	$435	$420
Corporate bonds - financial services	155	153	150	147	145
Mortgage-backed securities	75	75	74	72	70
Total Held-to-Maturity Fixed Maturities	$716	$696	$675	$654	$635
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$22,680	$22,156	$21,649	$21,161	$20,689
U.S. government agency	242,324	239,424	233,030	216,894	199,210
States, municipalities and political subdivisions
General obligations:
Midwest	177,960	171,828	165,456	158,697	152,058
Northeast	64,832	61,690	58,445	54,975	51,592
South	140,437	134,864	128,789	122,276	115,985
West	119,117	112,934	106,814	100,728	94,924
Special revenue:
Midwest	174,269	166,052	157,706	149,174	140,918
Northeast	28,253	26,392	24,599	22,843	21,169
South	166,982	157,646	148,437	139,295	130,561
West	90,784	86,390	82,041	77,698	73,517
Foreign bonds	88,243	85,321	82,528	79,861	77,316
Public utilities	238,873	226,909	215,683	205,148	195,286
Corporate bonds
Energy	123,382	118,102	113,119	108,422	103,998
Industrials	248,292	235,896	224,255	213,328	203,094
Consumer goods and services	193,589	183,793	174,597	165,961	167,867
Health care	103,304	98,251	93,509	89,060	84,887
Technology, media and telecommunications	158,567	150,242	142,400	135,038	128,189
Financial services	289,255	275,996	263,485	251,577	240,349
Mortgage backed securities	21,194	18,763	16,738	15,011	13,502
Collateralized mortgage obligations	401,925	388,963	366,015	337,475	307,099
Asset-backed securities	5,970	5,786	5,666	5,558	5,457
Total Available-For-Sale Fixed Maturities	$3,100,232	$2,967,398	$2,824,961	$2,670,180	$2,527,667
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrial	$3,795	$3,674	$3,558	$3,448	$3,343
Consumer	130	124	118	114	109
Health care	2,178	2,095	2,032	1,981	1,942
Financial services	4,337	4,235	4,094	3,899	3,700
Technology, media and telecommunications	416	372	335	304	278
Redeemable preferred stock	2,485	2,485	2,485	2,485	2,485
Total Trading Fixed Maturities	$13,341	$12,985	$12,622	$12,231	$11,857
Total Fixed Maturity Securities	$3,114,289	$2,981,079	$2,838,258	$2,683,065	$2,540,159
To the extent actual results differ from the assumptions utilized, our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.

Equity Price Risk
Equity price risk is the potential loss arising from changes in the fair value (i.e., market price) of equity securities held in our portfolio. Changes in the price of an equity security may be due to a change in the future earnings capacity or strategic outlook of the security issuer, and what investors are willing to pay for those future earnings and related strategy. The carrying values of our equity securities are based on quoted market prices, from an independent source, as of the balance sheet date. Market prices of equity securities, in general, are subject to fluctuations that could cause the amount to be realized upon the future sale of the securities to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the security issuer, the relative price of alternative investments, general market conditions, and supply/demand factors related to a particular security.
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2015:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$216,540	$240,600	$264,660
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. A downgrade in the credit ratings of the insurers of these securities in 2015 and 2014 resulted in a corresponding downgrade in the ratings of the securities. Of the insured municipal securities in our investment portfolio, 99.3 percent and 98.9 percent were rated "A" or above, and 90.9 percent and 87.9 percent were rated "AA" or above at December 31, 2015 and 2014, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $68.5 million or 24.9 percent of our insured municipal securities at December 31, 2015, as compared to $88.8 million or 25.8 percent at December 31, 2014. Our five largest indirect exposures to financial guarantors accounted for 71.4 percent and 74.8 percent of our insured municipal securities at December 31, 2015 and 2014, respectively.

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

The following table displays a summary of cash sources and uses in 2015, 2014 and 2013:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2015	2014	2013
Cash provided by (used in)
Operating activities	$189,998	$151,291	$161,491
Investing activities	(36,286)	(58,878)	(101,986)
Financing activities	(137,837)	(94,032)	(74,778)
Net increase (decrease) in cash and cash equivalents	$15,875	$(1,619)	$(15,273)
Operating Activities
Net cash flows provided by operating activities totaled $190.0 million, $151.3 million and $161.5 million in 2015, 2014 and 2013, respectively. Operating cash flows in 2015 reflect an increase in net income and the timing of the settlement of loss payments. Operating cash flows in 2014 reflect a higher level of property and casualty loss payments.
Our cash flows from operations were sufficient to meet our liquidity needs for 2015, 2014 and 2013.
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

In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 31.0 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2015, our cash and cash equivalents included $20.8 million related to these money market accounts, compared to $28.1 million at December 31, 2014.
Net cash flows used in investing activities totaled $36.3 million, $58.9 million and $102.0 million in 2015, 2014 and 2013, respectively. In 2015, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $674.9 million compared to $567.7 million and $508.3 million for the same period in 2014 and 2013, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reinvested at lower interest rates as interest rates have been declining during this period.
Our cash outflows for investment purchases totaled $701.5 million in 2015, compared to $618.4 million and $601.8 million for the same period in 2014 and 2013, respectively.
Financing Activities
Net cash flows used in financing activities totaled $137.8 million, $94.0 million and $74.8 million in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013 we had $118.4 million, $63.5 million and 58.6 million, respectively, of net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $21.7 million, $19.7 million and $17.5 million in 2015, 2014 and 2013, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2015, our insurance company subsidiary, United Fire & Casualty, was able to make a maximum of $53.1 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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

During 2015, 2014 and 2013, pursuant to authorization by our Board of Directors, we repurchased 79,396; 461,835; and 59,603 shares of our common stock respectively, which used cash totaling $2.4 million in 2015, $12.9 million in 2014 and $1.6 million in 2013. At December 31, 2015, we were authorized to purchase an additional 1,528,886 shares of our common stock under our share repurchase program, which expires in August 2016.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement (the "New Credit Agreement") by and among the Company, with the lenders from time to time party thereto and KeyBank National Association ("Key Bank"), as administrative agent, swingline lender and letter of credit issuer. The New Credit Agreement provides for a $50 million four-year unsecured revolving credit facility that includes a $20 million letter of credit subfacility and a swingline subfacility in the amount up to $5 million. The New Credit Agreement allows the Company to increase the aggregate amount of the commitments thereunder by up to $100 million, provided that no event of default has occurred and is continuing and certain other conditions are satisfied.
The New Credit Agreement is available for the Company's general corporate purposes, including liquidity, acquisitions and working capital. All unpaid principal and accrued interest under the New Credit Agreement is due and payable in full at maturity on February 2, 2020. Based on the type of loan, advances under the New Credit Agreement would bear interest on either the London interbank offered rate ("LIBOR") or a base rate plus, in each case, a calculated margin amount.
The unused commitments under the New Credit Agreement will be subject to a commitment fee that will be calculated at a per annum rate. The applicable margins for borrowings under the New Credit Agreement and the commitment fee thereunder will be determined by reference to a pricing grid based on the Company’s issuer credit rating by A.M. Best Company, Inc.
The New Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The New Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio, measured on a quarterly basis.
In December 2011, United Fire & Casualty Company entered into a credit agreement with a syndicate of financial institutions as lenders, which terminated by expiration on its stated termination date of December 22, 2015. KeyBank National Association was the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company was the syndication agent. The four-year credit agreement provided for a $100,000 unsecured revolving credit facility that included a $20,000 letter of credit subfacility and a swing line subfacility in the amount of up to $5,000.
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
During the term of this credit agreement, we had the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility was available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Any principal outstanding under the credit facility was due in full at maturity, on December 22, 2015. The interest rate was based on our monthly choice of either a base rate or the LIBOR plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility was also payable quarterly.

The credit agreement contained customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, those activities included restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contained certain financial covenants including covenants that required us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity. We were in compliance with all covenants of the credit agreement until it terminated by expiration on its stated termination date of December 22, 2015.
Stockholders' Equity
Stockholders' equity increased 7.5 percent to $878.9 million at December 31, 2015, from $817.4 million at December 31, 2014. The increase was primarily attributable to net income of $89.1 million along with the change in valuation of our retirement benefit obligations of $10.5 million, partially offset by a decrease in net unrealized investment gains of $21.3 million, net of tax, stockholder dividends of $21.7 million and share repurchases of $2.4 million. As of December 31, 2015, the book value per share of our common stock was $34.94, compared to $32.67 at December 31, 2014.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2015, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2015:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,041,132	$196,244	$402,717	$324,343	$1,117,828
Loss and loss settlement expense reserves	1,003,895	330,912	298,683	130,917	243,383
Operating leases	20,097	5,935	10,359	3,649	154
Profit-sharing commissions	21,230	21,230	—	—	—
Pension plan contributions	6,384	6,384	—	—	—
Total	$3,092,738	$560,705	$711,759	$458,909	$1,361,365

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, the future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2015.
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
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2015, property and casualty agencies will receive profit-sharing payments of $21.2 million in 2016.
Pension Plan Payments
We estimated the pension contribution for 2016 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2016, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Funding Commitments
At December 31, 2015, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $10.3 million upon request of the partnerships through December 31, 2023.

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

We use a market-based approach for valuing all of our Level 2 securities except for our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, and submit them primarily to a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the evaluation process for each security evaluation on any given day.
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2015 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with an additional third party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third party valuation service providers.
For the period ended December 31, 2015, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases that were made using funds held in our money market accounts and disposals. During the period ended December 31, 2015, there were no securities transferred between Level 1 and Level 2.
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

Other-Than-Temporary Impairment Charges ("OTTI")
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires OTTI charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
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
At December 31, 2015 and 2014, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $28.1 million at December 31, 2015, compared with $13.9 million at December 31, 2014. At December 31, 2015, the largest pre-tax unrealized loss on an individual equity security was $0.2 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."
Deferred Policy Acquisition Costs ("DAC") — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2015 and 2014, our DAC asset was $90.5 million and $72.9 million, respectively.
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
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. Shock losses and large catastrophe losses not expected to continue in the future are excluded from this analysis. This calculation is performed on a quarterly basis and developed in conjunction with our quarterly reserving process. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business. With the completion of the Mercer Insurance Group, Inc. integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in an increase to DAC amortization of $2,144 and an increase to the DAC asset of $3,830 for the period ended December 31, 2015 as compared to what we would have recognized had we not updated our model.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2015, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2015:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$—	$1,287	$8,854
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2015 was $0.0 million compared to the premium deficiency charge of $4.0 million calculated for the same period of 2014. The improvement in the premium deficiency charge for the quarter ended December 31, 2015 as compared to the same period of 2014 was due to a combination of an improvement in incurred losses and the previously mentioned enhancements to the DAC model.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the successful acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions, premium taxes, and related variable underwriting, agency and policy issue expenses. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2015 and 2014, our DAC asset was $77.7 million and $66.9 million, respectively.
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
We defer policy acquisition costs related to non-traditional business and amortize these costs in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The assumptions used to determine expected gross profits include claims, interest rate spread, mortality experience, and expense margins and policy lapse experience. Of these factors, we anticipate that assumptions for claims, investment returns, expenses and persistency are reasonably likely to have a significant impact on the rate of DAC amortization each year. Changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.
We periodically review estimates of expected profitability and evaluate the need to "unlock" or revise the assumptions for the amortization of the DAC asset related to our non-traditional business. The primary assumptions utilized when estimating future profitability relate to interest rate spread, operating expenses, mortality and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2015. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$2,668	$(2,807)
Policy lapse experience	1,859	(1,735)
Changes in assumptions	-1%	+1%
Interest rate spread	$(1,547)	$1,498
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders' equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of deferred annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called "shadow" DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2015 and 2014, the "shadow" DAC adjustment decreased our DAC asset by $2.0 million and $13.4 million, respectively.
Loss and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,003.9 million and $969.4 million at December 31, 2015 and 2014, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $54.7 million for 2015 and $63.8 million for 2014. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2015, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$55,001	$9,629	$18,211	$82,841
Other liability	164,744	129,333	201,866	495,943
Automobile	108,120	32,611	35,575	176,306
Workers' compensation	154,513	9,300	29,048	192,861
Fidelity and surety	2,299	2,520	345	5,164
Miscellaneous	306	561	346	1,213
Total commercial lines	$484,983	$183,954	$285,391	$954,328
Personal lines
Automobile	$7,460	$1,229	$1,615	$10,304
Fire and allied lines	10,285	3,680	3,643	17,608
Miscellaneous	1,330	207	646	2,183
Total personal lines	$19,075	$5,116	$5,904	$30,095
Reinsurance assumed	14,314	5,105	53	19,472
Total	$518,372	$194,175	$291,348	$1,003,895

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
Incurred But Not Reported ("IBNR") Reserves

On a quarterly basis, the Company's internal actuary performs a detailed analysis of IBNR reserves. This analysis uses various loss projection methods (paid and reported loss development) to provide several estimates of ultimate loss (or loss adjustment expense ("LAE")) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our internal actuary to project loss expenses are paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. Results of several methods are averaged together to provide a final point estimate. IBNR estimates are derived by subtracting reported loss from projected ultimate loss.

Senior management meets with our internal actuary and controller quarterly to review the adequacy of carried IBNR reserves based on results from this actuarial analysis and makes adjustments for changes in business and other factors not completely captured by the data within the actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analysis.

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
As an example, if our loss and loss settlement expense reserves of $1,003.9 million as of December 31, 2015, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $100.4 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2015:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$23,825	$47,651

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can result in a quantifiable impact on our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2015. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$9,527	$19,055

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,822	$5,644
In 2015, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2015 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2015, was $495.9 million and consisted of 5,553 claims, compared with $474.4 million, consisting of 5,610 claims at December 31, 2014. Of the $495.9 million total reserve for other liability claims, $162.6 million is identified as defense costs and $33.6 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2015, we had $28.8 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 1,721 claims. At December 31, 2014, our reserves, excluding IBNR reserves, totaled $33.6 million, which consisted of 1,597 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2015 and 2014, we had $4.8 million and $5.0 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2015 was $192.9 million and consisted of 2,211 claims, compared with $196.1 million, consisting of 2,551 claims, at December 31, 2014.
Reserve Development

The following reserve development section should be read in conjunction with the "Consolidated Results of Operations" section of this Item 7.

In 2015, 2014 and 2013, we recognized a favorable development in our net reserves for prior accident years totaling $40.4 million, $56.7 million and $57.5 million, respectively.
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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(49,594)	$(24,797)	$24,797	$49,594
Workers' compensation	(19,286)	(9,643)	9,643	19,286
Automobile	(18,661)	(9,331)	9,331	18,661

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(6,424)	$(3,854)	$3,584	$6,424
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2015 and 2014, we engaged the services of Regnier Consulting Group, Inc. ("Regnier") as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2016.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2015 and 2014 were $949.2 million and $905.7 million, respectively. In 2015 and 2014, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
We periodically review the adequacy of these reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC asset must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. We have made no changes in our methods in the past three years, other than minor changes in assumptions for new issues in each of the past three years, mostly relating to anticipated mortality rates and investment yields. We anticipate that changes in mortality, investment and reinvestment yields, and policy termination assumptions are the factors that would most likely require an adjustment to these reserves or related DAC asset.
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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $2.8 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.9 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.5 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.6 million.
Independent Actuary
We engage an independent actuarial firm to assist us in establishing our future policy benefit reserves for statutory and GAAP reporting and our DAC asset and related amortization for GAAP reporting and to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using prescribed assumptions which are considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2015 and 2014, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2016.
Pension and Postretirement Benefit Obligations
The process of estimating our pension and postretirement benefit obligations and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligations are: estimated mortality of the employees and retirees eligible for benefits; estimated expected long-term rates of returns on investments; estimated compensation increases; estimated employee turnover; estimated medical trend rate; and estimated rate used to discount the ultimate estimated liability to a present value. We engage a consulting actuary from Principal Financial Group, an independent firm, to assist in evaluating and establishing assumptions used in the valuation of our benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and postretirement benefit obligation at December 31, 2015, by $28.0 million and $14.9 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2015, by $22.1 million and $11.6 million, respectively.
In addition, for the postretirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the postretirement benefit obligation at December 31, 2015, by $11.3 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2015, by $14.2 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2015, by $1.1 million, while a 100 basis point increase in the rate would decrease benefit expense by $1.1 million, for the same period.

For the postretirement benefit plan, an increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2015, by $1.6 million, while a 100 basis point decrease in the rate would decrease benefit expense by $1.2 million, for the same period.
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
Pending Adoption of Accounting Standards
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company will adopt the new guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations.
Short Duration Contracts

In May 2015, the FASB issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods beginning the following year. The Company will include the new annual disclosures beginning with the December 31, 2016 annual financial statements. The adoption of the new guidance will change disclosures regarding short duration contracts, but management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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

Share Based Payments

In June 2014, the FASB issued new guidance on the accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires a performance target that affects vesting and that could be achieved after the service period, be treated as a performance condition. The guidance is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively and early adoption is permitted. The Company will adopt the guidance on January 1, 2016. Management currently does not expect the adoption of the new guidance to have a material impact on the Company's financial position or results of operations.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance on January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations and considering which portions, of the guidance, if any, applies to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2015	2014

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $675 in 2015 and $404 in 2014)	$672	$397
Available-for-sale, at fair value (amortized cost $2,793,069 in 2015 and $2,773,566 in 2014)	2,824,961	2,843,079
Trading securities, at fair value (amortized cost $11,475 in 2015 and $14,363 in 2014)	12,622	16,862
Equity securities
Available-for-sale, at fair value (cost $68,514 in 2015 and $71,651 in 2014)	236,247	245,843
Trading securities, at fair value (cost $4,443 in 2015 and $3,708 in 2014)	4,353	4,066
Mortgage loans	3,961	4,199
Policy loans	5,618	5,916
Other long-term investments	54,151	50,424
Short-term investments	175	175
	3,142,760	3,170,961
Cash and cash equivalents	106,449	90,574
Accrued investment income	25,136	25,989
Premiums receivable (net of allowance for doubtful accounts of $867 in 2015 and $618 in 2014)	276,517	249,030
Deferred policy acquisition costs	168,264	139,719
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $46,590 in 2015 and $41,492 in 2014)	53,241	49,247
Reinsurance receivables and recoverables	73,527	86,810
Prepaid reinsurance premiums	3,790	3,632
Goodwill and net intangible assets	25,509	26,278
Other assets	15,183	14,449
Total assets	$3,890,376	$3,856,689
Liabilities and stockholders' equity
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,003,895	$969,437
Life insurance	1,372,358	1,447,764
Unearned premiums	415,057	378,725
Accrued expenses and other liabilities	200,599	212,577
Income taxes payable	4,917	5,012
Deferred income taxes	14,653	25,759
Total liabilities	$3,011,479	$3,039,274
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,151,428 and 25,019,415 shares issued and outstanding in 2015 and 2014, respectively	$25	$25
Additional paid-in capital	207,426	202,676
Retained earnings	591,009	523,541
Accumulated other comprehensive income, net of tax	80,437	91,173
Total stockholders' equity	$878,897	$817,415
Total liabilities and stockholders' equity	$3,890,376	$3,856,689
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013

Revenues
Net premiums earned	$930,890	$828,330	$754,846
Investment income, net of investment expenses	100,781	104,609	112,799
Net realized investment gains (losses)
Other-than-temporary impairment charges	(1,300)	—	(139)
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $4,513 in 2015; $5,085 in 2014; and $6,812 in 2013 previously included in accumulated other comprehensive income)	4,146	7,270	8,834
Total net realized investment gains	2,846	7,270	8,695
Other income	401	1,685	702
Total revenues	$1,034,918	$941,894	$877,042

Benefits, losses and expenses
Losses and loss settlement expenses	$549,088	$536,243	$458,814
Increase in liability for future policy benefits	50,945	36,623	37,625
Amortization of deferred policy acquisition costs	186,817	167,449	153,677
Other underwriting expenses (includes reclassifications for employee benefit costs of $7,468 in 2015; $3,072 in 2014; and $5,868 in 2013 previously included in accumulated other comprehensive income)	102,937	94,871	89,861
Interest on policyholders' accounts	23,680	30,245	35,163
Total benefits, losses and expenses	$913,467	$865,431	$775,140

Income before income taxes	$121,451	$76,463	$101,902
Federal income tax expense (includes reclassifications of $1,034 in 2015; ($704) in 2014; and ($331) in 2013 previously included in accumulated other comprehensive income)	32,325	17,326	25,762
Net income	$89,126	$59,137	$76,140

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(28,185)	$55,888	$(35,489)
Change in liability for underfunded employee benefit plans	8,714	(47,685)	24,066
Other comprehensive income (loss), before tax and reclassification adjustments	(19,471)	8,203	(11,423)
Income tax effect	6,814	(2,871)	3,998
Other comprehensive income (loss), after tax, before reclassification adjustments	(12,657)	5,332	(7,425)
Reclassification adjustment for net realized gains included in income	(4,513)	(5,085)	(6,812)
Reclassification adjustment for employee benefit costs included in expense	7,468	3,072	5,868
Total reclassification adjustments, before tax	2,955	(2,013)	(944)
Income tax effect	(1,034)	704	331
Total reclassification adjustments, after tax	1,921	(1,309)	(613)
Comprehensive income	$78,390	$63,160	$68,102

Weighted average common shares outstanding	25,047,405	25,230,854	25,325,695
Basic earnings per common share	$3.56	$2.34	$3.01
Diluted earnings per common share	3.53	2.32	2.98
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2015	2014	2013

Common stock
Balance, beginning of year	$25	$25	$25
Shares repurchased (79,396 in 2015; 461,835 in 2014; and 59,603 in 2013)	—	—	—
Shares issued for stock-based awards (202,882 in 2015; 108,679 in 2014; and 193,033 in 2013)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$202,676	$211,574	$208,536
Compensation expense and related tax benefit for stock-based award grants	1,677	1,784	1,289
Shares repurchased	(2,423)	(12,942)	(1,644)
Shares issued for stock-based awards	5,496	2,260	3,393
Balance, end of year	$207,426	$202,676	$211,574

Retained earnings
Balance, beginning of year	$523,541	$484,084	$425,428
Net income	89,126	59,137	76,140
Dividends on common stock ($0.86 per share in 2015; $0.78 per share in 2014; $0.69 per share in 2013)	(21,658)	(19,680)	(17,484)
Balance, end of year	$591,009	$523,541	$484,084

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$91,173	$87,150	$95,188
Change in net unrealized investment appreciation (1)	(21,254)	33,022	(27,495)
Change in liability for underfunded employee benefit plans (2)	10,518	(28,999)	19,457
Balance, end of year	$80,437	$91,173	$87,150

Summary of changes
Balance, beginning of year	$817,415	$782,833	$729,177
Net income	89,126	59,137	76,140
All other changes in stockholders' equity accounts	(27,644)	(24,555)	(22,484)
Balance, end of year	$878,897	$817,415	$782,833

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2015	2014	2013
Cash Flows From Operating Activities
Net income	$89,126	$59,137	$76,140
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	13,745	14,434	15,291
Depreciation and amortization	6,473	6,891	5,603
Stock-based compensation expense	2,510	1,944	1,777
Net realized investment gains	(2,846)	(7,270)	(8,695)
Net cash flows from trading investments	3,080	(6,855)	3,852
Deferred income tax expense (benefit)	(4,496)	1,926	(368)
Changes in:
Accrued investment income	853	1,934	2,452
Premiums receivable	(27,487)	(30,395)	(30,346)
Deferred policy acquisition costs	(17,165)	(6,417)	(2,690)
Reinsurance receivables	13,283	641	26,948
Prepaid reinsurance premiums	(158)	(472)	(197)
Income taxes receivable	—	1,786	14,750
Other assets	(734)	581	(1,417)
Future policy benefits and losses, claims and loss settlement expenses	77,471	47,928	21,251
Unearned premiums	36,332	38,261	28,814
Accrued expenses and other liabilities	4,095	25,287	8,499
Income taxes payable	(95)	5,012	—
Deferred income taxes	(829)	(249)	6,983
Other, net	(3,160)	(2,813)	(7,156)
Total adjustments	$100,872	$92,154	$85,351
Net cash provided by operating activities	$189,998	$151,291	$161,491
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$11,543	$3,091	$23,007
Proceeds from call and maturity of held-to-maturity investments	175	260	1,004
Proceeds from call and maturity of available-for-sale investments	658,728	561,434	477,071
Proceeds from short-term and other investments	4,421	2,883	7,170
Purchase of held-to-maturity investments	(450)	—	—
Purchase of available-for-sale investments	(695,351)	(614,044)	(587,412)
Purchase of short-term and other investments	(5,656)	(4,351)	(14,375)
Net purchases and sales of property and equipment	(9,696)	(8,151)	(8,451)
Net cash used in investing activities	$(36,286)	$(58,878)	$(101,986)
Cash Flows From Financing Activities
Policyholders' account balances
Deposits to investment and universal life contracts	$99,486	$180,487	$150,272
Withdrawals from investment and universal life contracts	(217,905)	(243,997)	(208,827)
Payment of cash dividends	(21,658)	(19,680)	(17,484)
Repurchase of common stock	(2,423)	(12,942)	(1,644)
Issuance of common stock	5,496	2,260	3,393
Tax impact from issuance of common stock	(833)	(160)	(488)
Net cash used in financing activities	$(137,837)	$(94,032)	$(74,778)
Net Change in Cash and Cash Equivalents	$15,875	$(1,619)	$(15,273)
Cash and Cash Equivalents at Beginning of Year	90,574	92,193	107,466
Cash and Cash Equivalents at End of Year	$106,449	$90,574	$92,193
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company","we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 45 states, plus the District of Columbia, and as a life insurer in 37 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, United Life Insurance Company ("United Life"), Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company (formerly known as Texas General Indemnity Company), Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc.
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
In 2015, the Company dissolved three of its holding companies in order to flatten our organizational chart. The companies dissolved were American Indemnity Financial Corporation, Mercer Insurance Group, Inc. and Financial Pacific Insurance Group, Inc. In addition, Texas General Indemnity Company was renamed UFG Specialty Insurance Company on July 1, 2015.

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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2015 to be ordinary, routine and incidental to our business.
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
Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 4.2 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Liabilities for non-traditional business are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using assumptions for mortality and interest rates. Liabilities for deferred annuities are carried at the account value.

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
Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities and equity securities, are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders' equity. Changes in unrealized appreciation and depreciation, with respect to trading securities, are reported as a component of income.
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2015 and 2014, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,515,193 and $1,643,369, respectively.
In 2015 we recorded a pre-tax realized loss of $1,300 as a result of the recognition of other-than-temporary impairment ("OTTI") charges on a certain holding in our investment portfolio. The OTTI charge does not have a noncredit related loss component. In 2014 we did not record any OTTI charges in our investment portfolio. In 2013, we recorded a pre-tax realized loss of $139 as a result of the recognition of OTTI charges on certain holdings in our investment portfolio. None of the OTTI charges were considered to have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 "Summary of Investments" for a discussion of our accounting policy for impairment recognition.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
In 2015, 2014, and 2013, we made payments for income taxes of $39,497, $9,626 and $13,628, respectively. In addition, we received federal tax refunds of $919, $615 and $8,744 in 2015, 2014 and 2013, respectively, that resulted from the utilization of our 2011 net operating losses and net capital losses in the carryback period. We made no interest payments in 2015, 2014 and 2013. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Property & Casualty Insurance	2015	2014	2013
Recorded asset at beginning of year	$72,861	$67,663	$64,947
Underwriting costs deferred	197,869	166,508	149,891
Amortization of deferred policy acquisition costs	(180,183)	(161,310)	(147,175)
Recorded asset at end of year	$90,547	$72,861	$67,663

Life Insurance
Recorded asset at beginning of year	$66,858	$82,429	$40,353
Underwriting costs deferred	6,113	7,357	6,476
Amortization of deferred policy acquisition costs	(6,634)	(6,139)	(6,502)
	$66,337	$83,647	$40,327
Change in "shadow" deferred policy acquisition costs	11,380	(16,789)	42,102
Recorded asset at end of year	$77,717	$66,858	$82,429

Total
Recorded asset at beginning of year	$139,719	$150,092	$105,300
Underwriting costs deferred	203,982	173,865	156,367
Amortization of deferred policy acquisition costs	(186,817)	(167,449)	(153,677)
	$156,884	$156,508	$107,990
Change in "shadow" deferred policy acquisition costs	11,380	(16,789)	42,102
Recorded asset at end of year	$168,264	$139,719	$150,092

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. With the completion of the Mercer Insurance Group, Inc. integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in an increase to DAC amortization of $2,144 and an increase to the DAC asset of $3,830 for the period ended December 31, 2015 as compared to what we would have recognized had we not updated our model.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset, or "shadow" DAC, to net unrealized investment appreciation as of the balance sheet date. The “shadow" DAC adjustment decreased the DAC asset by $2,003 and decreased the DAC asset by $13,383 at December 31, 2015 and 2014, respectively.

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2015	2014
Real Estate:
Land	$7,999	$7,414
Buildings	37,451	32,004
Furniture and fixtures	3,954	3,308
Computer equipment and software	2,452	3,289
Airplane	1,385	3,232
Total property and equipment	$53,241	$49,247
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
Depreciation expense totaled $5,704, $6,122 and $4,391 for 2015, 2014 and 2013, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill and the majority of our intangible assets relate to the Mercer acquisition in 2011. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2015 we performed a quantitative assessment of our goodwill and in 2014 and 2013, we performed a qualitative assessment of our goodwill. As a result of these assessments, we did not recognize an impairment charge on our goodwill in 2015, 2014 or 2013.
Our other intangible assets, which consist primarily of agency relationships, trade names, licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of licenses, which are indefinite-lived and not amortized. We performed a qualitative assessment of our definite lived intangible assets and a quantitative assessment of our indefinite lived intangible assets. As a result of this assessment, we did not recognize an impairment charge on our intangible assets in 2015, 2014 and 2013. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $769, $769 and $1,212 for 2015, 2014 and 2013, respectively.

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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2015, 2014, and 2013 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. A more detailed discussion regarding this Credit Agreement is contained in Part II, Item 8, Note 14 "Credit Facility."

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
Pending Adoption of Accounting Standards
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company will adopt the new guidance on January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations.
Short Duration Contracts

In May 2015, the FASB issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods beginning the following year. The Company will include the new annual disclosures beginning with the December 31, 2016 annual financial statements. The adoption of the new guidance will change disclosures regarding short duration contracts, but management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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

Debt Issuance Costs

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company will adopt the new guidance on January 1, 2016. Management does not currently expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

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

Share Based Payments

In June 2014, the FASB issued new guidance on the accounting for share based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires a performance target that affects vesting and that could be achieved after the service period, be treated as a performance condition. The guidance is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively and early adoption is permitted. The Company will adopt the guidance on January 1, 2016. Management currently does not expect the adoption of the new guidance to have a material impact on the Company's financial position or results of operations.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance on January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations and considering which portions of the guidance, if any, applies to the Company.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and available-for-sale equity securities as of December 31, 2015 and 2014.

December 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds
Technology, Media & Telecommunications	$450	$1	$—	$451
Financial services	150	—	—	150
Mortgage-backed securities	72	2	—	74
Total Held-to-Maturity Fixed Maturities	$672	$3	$—	$675
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$21,587	$100	$38	$21,649
U.S. government agency	232,808	2,622	2,400	233,030
States, municipalities and political subdivisions
General obligations:
Midwest	160,484	4,990	18	165,456
Northeast	56,449	1,996	—	58,445
South	125,565	3,358	134	128,789
West	103,721	3,160	67	106,814
Special revenue:
Midwest	152,780	4,956	30	157,706
Northeast	23,892	919	212	24,599
South	144,183	4,281	27	148,437
West	78,935	3,150	44	82,041
Foreign bonds	82,580	2,405	2,457	82,528
Public utilities	213,233	3,701	1,251	215,683
Corporate bonds
Energy	116,800	1,032	4,713	113,119
Industrials	227,589	3,329	6,663	224,255
Consumer goods and services	172,529	2,844	776	174,597
Health care	92,132	2,168	791	93,509
Technology, media and telecommunications	142,431	1,972	2,003	142,400
Financial services	259,382	5,246	1,143	263,485

Mortgage-backed securities	16,413	376	51	16,738
Collateralized mortgage obligations	364,115	6,168	4,268	366,015
Asset-backed securities	5,461	221	16	5,666
Total Available-For-Sale Fixed Maturities	$2,793,069	$58,994	$27,102	$2,824,961
Equity securities
Common stocks
Public utilities	$7,231	$12,022	$193	$19,060
Energy	6,103	5,374	266	11,211
Industrials	13,251	31,872	313	44,810
Consumer goods and services	10,301	13,017	3	23,315
Health care	7,763	20,454	—	28,217
Technology, media and telecommunications	5,931	7,538	105	13,364
Financial services	17,392	78,411	109	95,694
Nonredeemable preferred stocks	542	34	—	576
Total Available-for-Sale Equity Securities	$68,514	$168,722	$989	$236,247
Total Available-for-Sale Securities	$2,861,583	$227,716	$28,091	$3,061,208

December 31, 2014
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2015, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2015	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$105,186	$105,910	$1,526	$2,001
Due after one year through five years	600	601	819,617	840,292	7,596	7,676
Due after five years through 10 years	—	—	989,897	989,295	130	404
Due after 10 years	—	—	492,380	501,045	2,223	2,541
Asset-backed securities	—	—	5,461	5,666	—	—
Mortgage-backed securities	72	74	16,413	16,738	—	—
Collateralized mortgage obligations	—	—	364,115	366,015	—	—
	$672	$675	$2,793,069	$2,824,961	$11,475	$12,622

Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Net realized investment gains (losses)
Fixed maturities:
Held-to-maturity	$—	$—	$1
Available-for-sale	3,294	3,353	3,211
Trading securities
Change in fair value	(1,353)	609	1,183
Sales	1,381	1,339	788
Equity securities:
Available-for-sale	2,521	1,732	3,739
Trading securities
Change in fair value	(448)	238	(126)
Sales	66	(1)	38
Other long-term investments	(1,315)	—	—
Other-than-temporary-impairment charges:
Fixed maturities	(1,300)	—	(139)
Total net realized investment gains	$2,846	$7,270	$8,695
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2015, 2014 and 2013, were as follows:

	2015	2014	2013
Proceeds from sales	$11,543	$3,091	$23,007
Gross realized gains	1,134	900	451
Gross realized losses	—	(56)	—
There were no sales of held-to-maturity securities in 2015, 2014 and 2013.
Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $16,975 and $20,928 at December 31, 2015 and 2014, respectively.

Net Investment Income
Net investment income for the years ended December 31, 2015, 2014 and 2013, is comprised of the following:

Years Ended December 31,	2015	2014	2013
Investment income
Interest on fixed maturities	$92,777	$97,969	$101,950
Dividends on equity securities	7,208	6,602	5,806
Income on other long-term investments
Investment income	2,567	1,927	1,194
Change in value (1)	3,266	1,917	7,030
Interest on mortgage loans	237	252	266
Interest on short-term investments	6	5	6
Interest on cash and cash equivalents	305	255	239
Other	1,452	1,998	1,632
Total investment income	$107,818	$110,925	$118,123
Less investment expenses	7,037	6,316	5,324
Net investment income	$100,781	$104,609	$112,799

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
At December 31, 2015, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $10,307 upon request of the partnerships through December 31, 2023.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2015, 2014 and 2013, is as follows:

	2015	2014	2013
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(37,621)	$51,814	$(132,579)
Available-for-sale equity securities	(6,459)	15,781	48,176
Deferred policy acquisition costs	11,380	(16,789)	42,102
Income tax effect	11,446	(17,784)	14,806
Total change in net unrealized investment appreciation, net of tax	$(21,254)	$33,022	$(27,495)
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment ("OTTI") charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security or that the anticipated recovery in fair value of the equity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2015 and 2014. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2015 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss which resulted in the recognition of a $1,300 credit loss OTTI on an energy sector fixed maturity security in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2015. There were no OTTI losses on fixed maturity securities recognized in 2014. In 2013, we recognized an OTTI credit loss of $139 in our Consolidated Statements of Income and Comprehensive Income. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at December 31, 2015. There were no OTTI losses on equity securities recognized in 2015, 2014 or 2013. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2015, 2014 and 2013 was $225, $54 and $58, respectively. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	6	$6,408	$26	2	$1,634	$12	$8,042	$38
U.S. government agency	38	104,621	1,771	6	18,821	629	123,442	2,400
States, municipalities and political subdivisions
General obligations
Midwest	4	2,417	12	1	528	6	2,945	18
South	3	4,805	55	8	3,743	79	8,548	134
West	4	8,927	23	2	2,274	44	11,201	67
Special revenue
Midwest	—	—	—	1	2,494	30	2,494	30
Northeast	1	4,755	212	—	—	—	4,755	212
South	4	7,445	26	2	1,851	1	9,296	27
West	4	6,851	44	—	—	—	6,851	44
Foreign bonds	9	16,991	1,289	2	4,036	1,168	21,027	2,457
Public utilities	35	72,680	880	5	2,840	371	75,520	1,251
Corporate bonds
Energy	29	61,496	3,286	4	7,991	1,427	69,487	4,713
Industrials	38	78,588	3,631	3	6,649	3,032	85,237	6,663
Consumer goods and services	24	64,661	770	4	2,491	6	67,152	776
Health care	18	43,992	652	2	3,737	139	47,729	791
Technology, media and telecommunications	22	59,503	1,478	2	8,940	525	68,443	2,003
Financial services	49	92,814	1,143	—	—	—	92,814	1,143
Mortgage-backed securities	9	7,423	43	4	183	8	7,606	51
Collateralized mortgage obligations	52	97,912	1,605	31	71,876	2,663	169,788	4,268
Asset-backed securities	1	985	16	—	—	—	985	16
Total Available-for-Sale Fixed Maturities	350	$743,274	$16,962	79	$140,088	$10,140	$883,362	$27,102
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$115	$193	$115	$193
Energy	10	2,868	266	—	—	—	2,868	266
Industrials	3	177	44	5	193	269	370	313
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	9	438	91	2	12	14	450	105
Financial services	6	326	51	1	136	58	462	109
Total Available-for-Sale Equity Securities	28	$3,809	$452	13	$470	$537	$4,279	$989
Total Available-for-Sale Securities	378	$747,083	$17,414	92	$140,558	$10,677	$887,641	$28,091

December 31, 2014	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	4	$2,343	$6	4	$5,069	$46	$7,412	$52
U.S. government agency	11	41,064	70	35	95,198	2,352	136,262	2,422
States, municipalities and political subdivisions
General obligations
Midwest	1	3,650	74	14	9,856	96	13,506	170
Northeast	—	—	—	9	7,377	50	7,377	50
South	1	3,085	58	19	13,475	230	16,560	288
West	1	1,023	1	5	2,700	18	3,723	19
Special revenue
Midwest	9	10,219	41	8	11,631	105	21,850	146
South	6	12,882	11	3	2,137	52	15,019	63
West	—	—	—	4	3,671	6	3,671	6
Foreign bonds	6	17,158	446	—	—	—	17,158	446
Public utilities	10	21,839	194	4	3,611	294	25,450	488
Corporate bonds
Energy	8	17,416	420	3	7,061	373	24,477	793
Industrials	8	17,103	362	3	9,592	1,792	26,695	2,154
Consumer goods and services	11	28,344	258	7	10,064	66	38,408	324
Health care	3	8,244	36	3	7,104	174	15,348	210
Technology, media and telecommunications	4	8,860	68	4	15,742	731	24,602	799
Financial services	3	5,908	31	2	6,131	56	12,039	87
Mortgage-backed securities	9	425	21	2	1,991	25	2,416	46
Collateralized mortgage obligations	10	20,746	112	56	122,550	4,694	143,296	4,806
Total Available-for-Sale Fixed Maturities	105	$220,309	$2,209	185	$334,960	$11,160	$555,269	$13,369
Equity securities
Common stocks
Public utilities	3	$263	$44	—	$—	$—	$263	$44
Industrials	3	280	70	2	58	54	338	124
Consumer goods and services	1	129	272	2	15	3	144	275
Technology, media and telecommunications	4	503	14	5	218	44	721	58
Financial services	1	186	51	—	—	—	186	51
Nonredeemable preferred stocks	—	—	—	1	700	7	700	7
Total Available-for-Sale Equity Securities	12	$1,361	$451	10	$991	$108	$2,352	$559
Total Available-for-Sale Securities	117	$221,670	$2,660	195	$335,951	$11,268	$557,621	$13,928

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
The fair value of our policy loans is equivalent to carrying value, which is a reasonable estimate of fair value and is classified as Level 2. We do not make policy loans for amounts in excess of the cash surrender value of the related policy. In all instances, the policy loans are fully collateralized by the related liability for future policy benefits for traditional insurance policies or by the policyholders' account balance for non-traditional policies.
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

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2015 and 2014 is as follows:

	December 31, 2015		December 31, 2014
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$675	$672	$404	$397
Available-for-sale securities	2,824,961	2,824,961	2,843,079	2,843,079
Trading securities	12,622	12,622	16,862	16,862
Equity securities:
Available-for-sale securities	236,247	236,247	245,843	245,843
Trading securities	4,353	4,353	4,066	4,066
Mortgage loans	4,237	3,961	4,559	4,199
Policy loans	5,618	5,618	5,916	5,916
Other long-term investments	54,151	54,151	50,424	50,424
Short-term investments	175	175	175	175
Cash and cash equivalents	106,449	106,449	90,574	90,574
Corporate-owned life insurance	1,716	1,716	918	918
Liabilities
Policy reserves
Annuity (accumulations) (1)	$707,190	$744,931	$865,802	$863,606
Annuity (benefit payments)	131,899	95,467	176,592	99,121
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2015 and 2014:

		Fair Value Measurements
Description	December 31, 2015	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$21,649	$—	$21,649	$—
U.S. government agency	233,030	—	233,030	—
States, municipalities and political subdivisions
General obligations
Midwest	165,456	—	165,456	—
Northeast	58,445	—	58,445	—
South	128,789	—	128,789	—
West	106,814	—	106,814	—
Special revenue
Midwest	157,706	—	157,363	343
Northeast	24,599	—	24,599	—
South	148,437	—	148,437	—
West	82,041	—	82,041	—
Foreign bonds	82,528	—	82,528	—
Public utilities	215,683	—	215,683	—
Corporate bonds
Energy	113,119	—	113,119	—
Industrials	224,255	—	224,255	—
Consumer goods and services	174,597	—	173,364	1,233
Health care	93,509	—	93,509	—
Technology, media and telecommunications	142,400	—	142,400	—
Financial services	263,485	—	253,823	9,662
Mortgage-backed securities	16,738	—	16,738	—
Collateralized mortgage obligations	366,015	—	366,015	—
Asset-backed securities	5,666	—	4,630	1,036
Total Available-For-Sale Fixed Maturities	$2,824,961	$—	$2,812,687	$12,274
Equity securities
Common stocks
Public utilities	$19,060	$19,060	$—	$—
Energy	11,211	11,211	—	—
Industrials	44,810	44,810	—	—
Consumer goods and services	23,315	23,315	—	—
Health care	28,217	28,217	—	—
Technology, media and telecommunications	13,364	13,364	—	—
Financial services	95,694	91,588	128	3,978
Nonredeemable preferred stocks	576	576	—	—
Total Available-for-Sale Equity Securities	$236,247	$232,141	$128	$3,978

Total Available-for-Sale Securities	$3,061,208	$232,141	$2,812,815	$16,252
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$3,558	$—	$3,558	$—
Consumer goods and services	118	—	118	—
Health care	2,032	—	2,032	—
Technology, media and telecommunications	335	—	335	—
Financial services	4,094	—	4,094	—
Redeemable preferred stocks	2,485	2,485	—	—
Equity securities
Energy	267	267	—	—
Industrials	986	986	—	—
Consumer goods and services	942	942	—	—
Health care	304	304	—	—
Financial Services	229	229	—	—
Nonredeemable preferred stocks	1,625	1,625	—	—
Total Trading Securities	$16,975	$6,838	$10,137	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$20,805	$20,805	$—	$—
Corporate-Owned Life Insurance	$1,716	$—	$1,716	$—
Total Assets Measured at Fair Value	$3,100,879	$259,959	$2,824,668	$16,252

		Fair Value Measurements
Description	December 31, 2014	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$25,972	$—	$25,972	$—
U.S. government agency	351,672	—	351,672	—
States, municipalities and political subdivisions
General obligations
Midwest	185,920	—	185,920	—
Northeast	61,154	—	61,154	—
South	126,220	—	126,220	—
West	78,433	—	78,433	—
Special revenue
Midwest	131,402	—	130,883	519
Northeast	12,631	—	12,631	—
South	111,222	—	111,222	—
West	71,303	—	71,303	—
Foreign bonds	140,173	—	140,173	—
Public utilities	212,357	—	212,357	—
Corporate bonds
Energy	137,133	—	137,133	—
Industrials	215,475	—	215,475	—
Consumer goods and services	177,001	—	175,682	1,319
Health care	89,035	—	89,035	—
Technology, media and telecommunications	134,529	—	134,529	—
Financial services	223,582	—	212,589	10,993
Mortgage-backed securities	17,558	—	17,558	—
Collateralized mortgage obligations	337,289	—	337,289	—
Asset-backed securities	3,018	—	1,406	1,612
Total Available-For-Sale Fixed Maturities	$2,843,079	$—	$2,828,636	$14,443
Equity securities
Common stocks
Public utilities	$20,290	$20,290	$—	$—
Energy	13,717	13,717	—	—
Industrials	45,459	45,458	1	—
Consumer goods and services	23,314	23,314	—	—
Health care	30,356	30,356	—	—
Technology, media and telecommunications	13,995	13,995	—	—
Financial services	93,663	89,719	72	3,872
Nonredeemable preferred stocks	5,049	558	4,491	—
Total Available-for-Sale Equity Securities	$245,843	$237,407	$4,564	$3,872
Total Available-for-Sale Securities	$3,088,922	$237,407	$2,833,200	$18,315

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

We use a market-based approach for valuing all of our Level 2 securities except for our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, and submit them primarily to a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at December 31, 2015 and 2014 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers.

For the year ended December 31, 2015, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2015, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the twelve month period ended December 31, 2015, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2015:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2015	$519	$12,312	$1,612	$3,872	$18,315
Realized gains (losses) (1)	—	(142)	—	—	(142)
Unrealized gains (losses) (1)	(26)	—	(39)	—	(65)
Purchases	—	100	—	121	221
Disposals	(150)	(1,375)	(537)	(15)	(2,077)
Balance at December 31, 2015	$343	$10,895	$1,036	$3,978	$16,252
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

The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2015, the cash surrender value of the COLI policies was $1,716, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2015 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $11,887 and $15,595 at December 31, 2015 and 2014, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2015	2014	2013
Ceded Business
Ceded premiums written	$56,916	$50,290	$50,711
Ceded premiums earned	56,758	49,818	50,514
Loss and loss settlement expenses ceded(1)	3,868	9,728	(8,552)

Assumed Business
Assumed premiums written	$18,290	$16,421	$18,938
Assumed premiums earned	18,396	16,265	185,485
Loss and loss settlement expenses assumed	14,415	7,727	8,268
(1) In 2013, a reduction in our direct IBNR reserves caused a corresponding reduction in ceded IBNR reserves.  This factor, coupled with a lack of significant large losses exceeding our reinsurance retentions resulted in negative loss and loss settlement expenses ceded for the year.

In 2015, we renewed our participation in all of our assumed programs and added one new program to our portfolio. The new assumed program is for international catastrophes excluding the United States with the largest exposure to European wind perils. Loss and loss settlement expenses ceded decreased in 2015 as compared to 2014 primarily due to a decrease in significant large losses and catastrophe losses.

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

	2015 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	25,000	100%	of	$23,000
Surety excess of loss	1,500	36,000	96%	of	$34,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2014 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2013 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	95%	of	$180,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

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
Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2015	2014	2013
Ceded Business
Ceded insurance in-force	$1,165,868	$1,130,059	$1,112,688
Ceded premiums earned	3,161	2,959	2,792
Loss and loss settlement expenses ceded	2,113	3,467	1,971
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable and have strong credit ratings. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99.0 percent of ceded life insurance in force as of December 31, 2015 was ceded to five reinsurers.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2015, 2014 and 2013 (net of reinsurance amounts):

Years Ended December 31,	2015	2014	2013
Gross liability for losses and loss settlement expenses at beginning of year	$969,437	$960,651	$971,911
Ceded losses and loss settlement expenses	(63,757)	(75,150)	(103,870)
Net liability for losses and loss settlement expenses at beginning of year	$905,680	$885,501	$868,041
Losses and loss settlement expenses incurred for claims occurring during
Current year	$560,482	$566,555	$494,841
Prior years	(40,395)	(56,744)	(57,487)
Total incurred	$520,087	$509,811	$437,354
Losses and loss settlement expense payments for claims occurring during
Current year	$225,022	$247,651	$203,868
Prior years	251,503	241,981	216,026
Total paid	$476,525	$489,632	$419,894
Net liability for losses and loss settlement expenses at end of year	$949,242	$905,680	$885,501
Ceded loss and loss settlement expenses	54,653	63,757	75,150
Gross liability for losses and loss settlement expenses at end of year	$1,003,895	$969,437	$960,651

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

The significant drivers of the favorable reserve development in 2015 were our long-tail liability lines, workers compensation, and automobile (physical damage). The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for IBNR claims combined with continued successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. The favorable development was partially offset by adverse development, the majority coming from three lines which included property, assumed reinsurance and commercial auto liability. No other single line of business contributed a significant portion of the total development.

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
NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2015, 2014 and 2013 and statutory net income for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income
2015
Property and casualty (1)	$722,404	$75,554
Life, accident and health	138,855	(1,524)
2014
Property and casualty (1)	$685,866	$54,233
Life, accident and health	155,667	3,517
2013
Property and casualty (1)	$665,772	$84,255
Life, accident and health	157,974	5,942

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2015, our insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $53,054 in dividend payments without prior approval. At December 31, 2015, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Part II, Note 14 "Credit Facility", which permits us to borrow up to an aggregate principal amount of $50,000 and allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000.
We paid dividends to our common shareholders of $21,658, $19,680 and $17,484 in 2015, 2014 and 2013, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2015, 2014 and 2013, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $16,500, $13,500 and $26,335, respectively. In 2015, 2014 and 2013, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $22,500, $29,000 and $13,175, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
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
At December 31, 2015, United Life had net admitted assets, on a statutory basis, of $1,535,950, $195,380 in excess of its legal reserve requirement. Therefore, any restriction on funds deposited by United Life with the Iowa Insurance Commissioner would not materially affect its financial position or results of operations and its cash flows are sufficient to meet its operational requirements. Under the material transaction and dividend standards described above, United Life currently is not able to enter into an affiliate transaction and/or pay a dividend without approval from the Commissioner.
Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2015, 2014 and 2013. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.

We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2015.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2015	2014	2013
Current	$37,649	$15,649	$19,146
Deferred	(5,324)	1,677	6,616
Total	$32,325	$17,326	$25,762
A reconciliation of income tax expense computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2015	2014	2013
Computed expected income tax expense	$42,508	$26,762	$35,666
Tax-exempt municipal bond interest income	(7,669)	(7,417)	(7,732)
Nontaxable dividend income	(1,337)	(1,232)	(1,053)
Valuation allowance reduction	(548)	(548)	(548)
Other, net	(629)	(239)	(571)
Federal income tax expense	$32,325	$17,326	$25,762

The significant components of our net deferred tax liability at December 31, 2015 and 2014 are as follows:

December 31,	2015	2014
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$58,674	$60,952
All other securities	11,159	24,308
Deferred policy acquisition costs	53,960	44,271
Prepaid pension cost	1,920	2,973
Net bond discount accretion	1,430	1,925
Depreciation	1,791	2,667
Revaluation of investment basis (1)	1,824	2,611
Identifiable intangible assets (1)	3,560	3,808
Other	7,627	8,152
Gross deferred tax liability	$141,945	$151,667
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$34,535	$35,800
Unearned premium adjustment	28,679	26,146
Net operating loss carryforwards	1,265	1,813
Underfunded benefit plan obligation	25,810	31,473
Postretirement benefits other than pensions	17,838	14,374
Other-than-temporary impairment of investments	5,609	5,222
Contingent ceding commission accrual	3,342	3,573
Compensation expense related to stock options	4,627	4,582
Other	6,852	4,738
Gross deferred tax asset	$128,557	$127,721
Valuation allowance	(1,265)	(1,813)
Deferred tax asset	$127,292	$125,908
Net deferred tax liability	$14,653	$25,759
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $1,265 and $1,813, respectively, at December 31, 2015 and 2014. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $548 during 2014 and 2015, respectively, due to the realization of $1,565 in NOLs. No portion of the NOLs expired in 2014 or 2015 or will expire in 2016. At December 31, 2015, we had no alternative minimum tax ("AMT") credit carryforwards.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.

Pension and Postretirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,384 to the pension plan in 2016.
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
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan's benefit obligation.
The investments held by the pension plan at December 31, 2015 include the following asset categories:

•	Fixed income securities, which may include bonds, and convertible securities;

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap, small-cap, and international stocks;

•	Pooled separate accounts, which includes two separate funds, a core plus bond separate account and a real estate separate account;

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets;

•	A group annuity contract that is administered by United Life, a subsidiary of United Fire; and

•	Cash and cash equivalents, which include money market funds.
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
As of December 31, 2015, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.

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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2015 and 2014 by asset category:

					Target
Pension Plan Assets	2015	% of Total	2014	% of Total	Allocation
Fixed maturity securities - corporate bonds	$6,894	6.5%	$9,035	8.8%	0%	-	15%
Redeemable preferred stock	3,744	3.5	2,254	2.2	0%	-	10%
Equity securities	58,613	55.0	58,223	56.6	50%	-	70%
Pooled separate accounts
Core Plus Bond separate account fund	6,605	6.2	6,417	6.3	0%	-	40%
U.S. property separate account fund	11,252	10.5	9,895	9.6	0%	-	25%
Arbitrage fund	7,856	7.4	7,637	7.4	0%	-	10%
United Life annuity	8,931	8.4	8,506	8.3	5%	-	10%
Cash and cash equivalents	2,705	2.5	833	0.8	0%	-	10%
Total plan assets	$106,600	100.0%	$102,800	100.0%

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
Pooled Separate Accounts
The pension plan invests in two pooled separate account funds, a core plus bond separate account fund and a U.S. property separate account fund. Investments in the core plus bond separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. The fair value measurement is classified within Level 2 of the fair value hierarchy. The fair value of the investments in the U.S. property separate account fund is provided by the administrator of the fund based on the net asset value of the fund. The net asset value is based on the fair value of the underlying properties included in the fund. The fair value of the underlying properties are based on property appraisals conducted by an independent third party. The fair value measurement is classified within Level 3 of the fair value hierarchy. We have not adjusted the net asset value provided by the custodian.

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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2015 and 2014:

		Fair Value Measurements
Description	December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$6,894	$—	$6,894	$—
Redeemable preferred stock	3,744	3,744	—	—
Equity securities	58,613	58,613	—	—
Pooled separate accounts
Core plus bond separate account fund	6,605	—	6,605	—
U.S. property separate account fund	11,252	—	—	11,252
Arbitrage fund	7,856	—	7,856	—
Money market funds	2,619	2,619	—	—
Total assets measured at fair value	$97,583	$64,976	$21,355	$11,252

		Fair Value Measurements
Description	December 31, 2014	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$9,035	$—	$9,035	$—
Redeemable preferred stock	2,254	2,254	—	—
Equity securities	58,223	58,223	—	—
Pooled separate accounts
Core plus bond separate account fund	6,417	—	6,417	—
U.S. property separate account fund	9,895	—	—	9,895
Arbitrage fund	7,637	—	7,637	—
Money market funds	826	826	—	—
Total assets measured at fair value	$94,287	$61,303	$23,089	$9,895
There were no transfers of assets in or out of Level 1 or Level 2 during the period.

The fair value of investments categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Part II, Item 8, Note 3 and have the same controls in place.
The fair value of the arbitrage fund and bond and mortgage pooled separate account fund are categorized as Level 2 since there are no restrictions as to the pension plan's ability to redeem its investment at the net asset value of the fund as of the reporting date.

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2015	$9,895
Unrealized gains	1,357
Balance at December 31, 2015	$11,252

U.S. property separate account fund
Balance at January 1, 2014	$8,763
Unrealized gains	1,132
Balance at December 31, 2014	$9,895
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

In October 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale. The mortality improvement scale was further refined by the Society of Actuaries in 2015. These updated tables reflect improved life expectancies and an expectation that the trend will continue. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Postretirement Benefits
December 31,	2015	2014	2015	2014
Discount rate	4.21%	3.86%	4.21%	3.86%
Rate of compensation increase	3.00	3.00	N/A	N/A

Increasing interest rates resulted in an increase in the discount rates we use to value our respective plan's benefit obligations at December 31, 2015 compared to December 31, 2014.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Postretirement Benefits
January 1,	2015	2014	2013	2015	2014	2013
Discount rate	3.86%	4.84%	4.00%	3.86%	4.84%	4.00%
Expected long-term rate of return on plan assets	7.50	7.50	7.50	N/A	N/A	N/A
Rate of compensation increase	3.00	3.50	3.50	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2015	2014	2015	2014
Health care cost trend rates assumed for next year	7.00%	7.00%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2024	2023	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic postretirement health care benefit cost	$1,595	$(1,239)
Effect on the accumulated postretirement benefit obligation	14,178	(11,270)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Postretirement Benefits
Years Ended December 31,	2015	2014	2015	2014
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$157,600	$123,352	$74,552	$48,954
Service cost	6,675	5,210	5,220	3,696
Interest cost	5,999	5,874	2,856	2,342
Actuarial (gain) loss	(5,678)	26,590	(9,253)	20,730
Benefit payments and adjustments	(4,206)	(3,426)	(1,200)	(1,170)
Benefit obligation at end of year (1)	$160,390	$157,600	$72,175	$74,552
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$102,800	$92,219	$—	$—
Actual return on plan assets	1,654	6,591	—	—
Employer contributions	6,352	7,416	(1,200)	(1,170)
Benefit payments and adjustments	(4,206)	(3,426)	1,200	1,170
Fair value of plan assets at end of year	$106,600	$102,800	$—	$—
Funded status at end of year	$(53,790)	$(54,800)	$(72,175)	$(74,552)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation.
Our accumulated pension benefit obligation was $141,550 and $138,180 at December 31, 2015 and 2014, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits
Years Ended December 31	2015	2014	2015	2014
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$—	$—
Unrecognized actuarial loss	52,936	56,943	20,806	32,979
Total amounts recognized in AOCI	$52,936	$56,943	$20,806	$32,979
We anticipate amortization of the net actuarial losses for our pension plan in 2016 to be $3,967. We anticipate amortization of the net actuarial losses for our postretirement benefit plan in 2016 to be $1,518.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan			Postretirement Benefit Plan
Years Ended December 31,	2015	2014	2013	2015	2014	2013

Net periodic benefit cost
Service cost	$6,675	$5,210	$6,300	$5,220	$3,696	$3,875
Interest cost	5,999	5,874	5,175	2,856	2,342	1,759
Expected return on plan assets	(7,800)	(6,956)	(5,772)	—	—	—
Amortization of net loss	4,546	2,174	4,989	2,920	898	879
Net periodic benefit cost	$9,420	$6,302	$10,692	$10,996	$6,936	$6,513
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2016	2017	2018	2019	2020	2021 - 2025
Pension benefits	$4,680	$5,060	$5,420	$5,930	$6,500	$43,200
Postretirement benefits	$1,140	$1,340	$1,560	$1,810	$2,080	$15,170
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2015, 2014 and 2013, was $7,706, $3,847 and $6,029, respectively.
Prior to October 31, 2015 we had an employee stock ownership plan (the "ESOP") for the benefit of eligible employees and their beneficiaries. In June 2015, the plan administrator decided to merge the ESOP into the United Fire Group, Inc. 401K Plan effective October 31, 2015. Participant ESOP account balances were transferred to each participant’s 401K Plan.
All employees were eligible to participate in the ESOP upon completion of one year of service, meeting the hourly employment requirements and attaining 21 years of age. Contributions to the ESOP were made at our discretion. When made, these contributions were based upon a percentage of total payroll and are allocated to participants on the basis of compensation. We can make contributions in stock or cash, which the trustee uses to acquire shares of our stock to allocate to participants' accounts. Prior to merger of the plan into the United Fire Group, Inc. 401K Plan, the ESOP owned 214,614 shares of United Fire common stock. As of December 31, 2014, the ESOP owned 214,637 shares of United Fire common stock. Shares owned by the ESOP were included in shares issued and outstanding for purposes of calculating earnings per share, and dividends paid on the shares are charged to retained earnings. We made contributions to the ESOP of $150 and $250 in 2015 and 2014, respectively. We did not make any contributions to the ESOP in 2013.

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

Stock Plan, (as amended, the "Stock Plan"). At December 31, 2015, there were 1,394,578 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2015	From Inception to December 31, 2015
Beginning balance	1,646,947	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(366,419)	(2,362,928)
Number of awards forfeited or expired	114,050	357,506
Ending balance	1,394,578	1,394,578
Number of option awards exercised	182,956	650,519
Number of unrestricted stock awards granted	1,065	6,345
Number of restricted stock awards vested	—	18,576

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2015, we had 69,938 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2015	From Inception to December 31, 2015
Beginning balance	87,194	300,000
Number of awards granted	(17,256)	(236,065)
Number of awards forfeited or expired	—	6,003
Ending balance	69,938	69,938
Number of option awards exercised	10,132	14,807
Number of restricted stock awards vested	8,729	20,171

Stock-Based Compensation Expense

In 2015, 2014 and 2013, we recognized stock-based compensation expense of $2,510, $1,944 and $1,777, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2015, we had $5,911 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2016	$2,080
2017	1,851
2018	1,333
2019	584
2020	63
Total	$5,911
Analysis of Award Activity
The analysis below details the award activity for 2015 and the awards outstanding at December 31, 2015, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,358,289	$28.70
Granted	332,729	29.17
Exercised	(193,088)	27.96
Forfeited or expired	(114,050)	31.84
Outstanding at December 31, 2015	1,383,880	$28.66	5.84	$13,435
Exercisable at December 31, 2015	667,106	$29.76	3.44	$5,785
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2015) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $1,546, $790 and $1,383 in 2015, 2014 and 2013, respectively.

The analysis below details the award activity for the restricted stock awards outstanding at December 31, 2015:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2015	114,313	$25.67
Granted	49,881	32.16
Vested	(8,729)	27.88
Forfeited	(10,702)	25.20
Non-vested at December 31, 2015	144,763	$27.81
In 2015, 2014 and 2013 we recognized $924, $588 and $407, respectively, in compensation expense related to the restricted stock awards. At December 31, 2015, we had $2,350 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock awards. The intrinsic value of the non-vested restricted stock awards outstanding totaled $1,520, $459 and $358 at December 31, 2015, 2014 and 2013, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2015	2014	2013
Risk-free interest rate	1.94%	2.19%	1.37%
Expected volatility	21.92%	36.58%	34.32%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.80	$0.78	$0.69
Weighted-average grant-date fair value of options granted during the year (in dollars)	$4.98	$9.15	$6.64

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2015:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	194,832	5.23	$20.21	129,536	$19.96
21.01	-	28.00	234,221	6.49	23.38	117,226	22.98
28.01	-	35.00	745,327	7.23	30.16	213,344	32.31
35.01	-	41.00	209,500	0.75	37.10	207,000	37.11
$15.01	-	41.00	1,383,880	5.84	$28.66	667,106	$29.76

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

Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 91.9% of our property and casualty insurance premiums earned for 2015. Our personal lines represented 8.1% of our property and casualty insurance premiums earned for 2015.
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
Seasonality
Our property and casualty insurance segment experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience some seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses which generally are highest in the second and third quarters. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.
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
Life insurance in force, before ceded reinsurance, totaled $5,491,932 and $5,366,061 as of December 31, 2015 and 2014, respectively. Traditional life insurance products represented 68.5 percent and 67.7 percent of our insurance in-force at December 31, 2015 and 2014, respectively. Universal life insurance represented 26.3 percent and 27.3 percent of insurance in force at December 31, 2015 and 2014, respectively.
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

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

Years Ended December 31,	2015	2014	2013
Property and Casualty Insurance Segment
Net premiums earned
Other liability	$261,303	$228,426	$199,548
Fire and allied lines	246,450	226,086	208,030
Automobile	210,090	187,813	169,211
Workers' compensation	95,672	88,522	81,616
Fidelity and surety	21,362	19,212	18,746
Reinsurance assumed	13,639	13,145	14,406
Other	3,179	3,735	2,635
Total net premiums earned	$851,695	$766,939	$694,192
Life Insurance Segment
Net premiums earned
Ordinary life (excluding universal life)	$53,114	$35,557	$38,875
Universal life policy fees	12,834	13,190	11,871
Immediate annuities with life contingencies	12,223	11,639	8,837
Accident and health	1,425	1,274	1,302
Other	388	261	261
Total net premiums earned	$79,984	$61,921	$61,146
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation and amortization expense and property and equipment acquisitions for 2015, 2014 and 2013 are reported in the property and casualty insurance segment.

	2015	2014	2013
Property and Casualty Insurance:
Revenues:
Net premiums earned	$851,695	$766,939	$694,192
Investment income, net of investment expenses	46,606	44,219	46,279
Net realized investment gains	1,124	4,177	6,260
Other income (loss)	(107)	910	88
Total revenues before eliminations	$899,318	$816,245	$746,819
Intersegment eliminations	(47)	18	53
Total revenues	$899,271	$816,263	$746,872
Net income before income taxes:
Revenues	$899,318	$816,245	$746,819
Benefit, losses and expenses	784,691	750,768	658,645
Total net income before eliminations	$114,627	$65,477	$88,174
Intersegment eliminations	743	548	545
Income before income taxes	$115,370	$66,025	$88,719
Income tax expense	30,050	13,649	21,263
Net income	$85,320	$52,376	$67,456
Assets
Total segment	$2,490,138	$2,360,764	$2,218,464
Intersegment eliminations	(209,464)	(233,141)	(223,395)
Total assets	$2,280,674	$2,127,623	$1,995,069

Life Insurance:
Revenues:
Net premiums earned	$79,984	$61,921	$61,146
Investment income, net of investment expenses	54,222	60,373	66,467
Net realized investment gains	1,722	3,093	2,434
Other income	508	774	614
Total revenues before eliminations	$136,436	$126,161	$130,661
Intersegment eliminations	(789)	(530)	(491)
Total revenues	$135,647	$125,631	$130,170
Net income before income taxes:
Revenues	$136,436	$126,161	$130,661
Benefit, losses and expenses	129,771	115,361	117,159
Total net income before eliminations	$6,665	$10,800	$13,502
Intersegment eliminations	(584)	(362)	(319)
Income before income taxes	$6,081	$10,438	$13,183
Income tax expense	2,275	3,677	4,499
Net income	$3,806	$6,761	$8,684
Assets	$1,609,702	$1,729,066	$1,725,603
Consolidated Totals:
Total revenues	$1,034,918	$941,894	$877,042
Total net income	$89,126	$59,137	$76,140
Total assets	$3,890,376	$3,856,689	$3,720,672

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2015
Total revenues	$238,484	$255,918	$264,560	$275,956	$1,034,918
Income before income taxes	31,831	19,533	26,824	43,263	121,451
Net income	$23,679	$15,018	$19,534	$30,895	$89,126
Basic earnings per share (1)	$0.95	$0.60	$0.78	$1.23	$3.56
Diluted earnings per share (1)	0.94	0.59	0.77	1.21	3.53
Year Ended December 31, 2014
Total revenues	$222,904	$232,673	$235,865	$250,452	$941,894
Income before income taxes	15,897	13,056	(2,845)	50,355	76,463
Net income	$13,331	$10,685	$325	$34,796	$59,137
Basic earnings per share (1)	$0.53	$0.42	$0.01	$1.39	$2.34
Diluted earnings per share (1)	0.52	0.42	0.01	1.38	2.32

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2015		2014		2013
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$89,126	$89,126	$59,137	$59,137	$76,140	$76,140
Weighted-average common shares outstanding	25,047,405	25,047,405	25,230,854	25,230,854	25,325,695	25,325,695
Add dilutive effect of restricted stock awards	—	122,840	—	114,313	—	59,849
Add dilutive effect of stock options	—	65,751	—	148,496	—	145,831
Weighted-average common shares	25,047,405	25,235,996	25,230,854	25,493,663	25,325,695	25,531,375
Earnings per common share	$3.56	$3.53	$2.34	$2.32	$3.01	$2.98
Awards excluded from diluted calculation(1)	—	343,390	—	835,610	—	638,478

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2015, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $6,256, $7,040 and $6,521 for 2015, 2014 and 2013, respectively. Our most significant lease commitment is for office space for our regional office in Webster, Texas. This lease was signed in January of 2014 and is good for 7 years. The monthly lease payments for this office space is $88.
At December 31, 2015, our future minimum rental payments were as follows:

2016	$5,935
2017	5,583
2018	4,776
2019	2,162
2020	1,487
Thereafter	154
Total	$20,097

NOTE 14. CREDIT FACILITY
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement (the "New Credit Agreement") by and among the Company, with the lenders from time to time party thereto and KeyBank National Association ("Key Bank"), as administrative agent, swingline lender and letter of credit issuer. The New Credit Agreement provides for a $50,000 four-year unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swingline subfacility in the amount up to $5,000. The New Credit Agreement allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000, provided that no event of default has occurred and is continuing and certain other conditions are satisfied.
The New Credit Agreement is available for the Company's general corporate purposes, including liquidity, acquisitions and working capital. All unpaid principal and accrued interest under the New Credit Agreement is due and payable in full at maturity on February 2, 2020. Based on the type of loan, advances under the New Credit Agreement would bear interest on either the London interbank offered rate ("LIBOR") or a base rate plus, in each case, a calculated margin amount.
The unused commitments under the New Credit Agreement will be subject to a commitment fee that will be calculated at a per annum rate. The applicable margins for borrowings under the New Credit Agreement and the commitment fee thereunder will be determined by reference to a pricing grid based on the Company’s issuer credit rating by A.M. Best Company, Inc.
The New Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The New Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio.
In December 2011, United Fire & Casualty Company entered into a credit agreement with a syndicate of financial institutions as lenders, which terminated by expiration on its stated termination date of December 22, 2015. KeyBank National Association was the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company was the syndication agent. The four-year credit agreement provided for a $100,000 unsecured revolving credit facility that included a $20,000 letter of credit subfacility and a swing line subfacility in the amount of up to $5,000.
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
During the term of this credit agreement, we had the right to increase the total credit facility from $100,000 up to $125,000 if no event of default has occurred and is continuing and certain other conditions are satisfied. The credit facility was available for general corporate purposes, including working capital, acquisitions and liquidity purposes. Any principal outstanding under the credit facility was due in full at maturity, on December 22, 2015. The interest rate was based on our monthly choice of either a base rate or the LIBOR plus, in each case, a calculated margin amount. A commitment fee on each lender's unused commitment under the credit facility was also payable quarterly.
The credit agreement contained customary representations, covenants and events of default, including certain covenants that limit or restrict our ability to engage in certain activities. Subject to certain exceptions, those activities included restricting our ability to sell or transfer assets or enter into a merger or consolidate with another company, grant certain types of security interests, incur certain types of liens, impose restrictions on subsidiary dividends, enter into leaseback transactions, or incur certain indebtedness. The credit agreement contained certain financial covenants including covenants that required us to maintain a minimum consolidated net worth, a debt to capitalization ratio and minimum stockholders' equity.
There was no outstanding balance on the credit facility at December 31, 2015 or 2014. We did not incur any interest expense related to this credit facility in 2015, 2014 or 2013. We were in compliance with all covenants of the credit agreement until it terminated by expiration on its stated termination date of December 22, 2015.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2015 and 2014, respectively. The goodwill is fully allocated to our property and casualty insurance segment.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2015	2014
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(4,292)	(3,654)
	$6,046	$6,684

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(626)	(495)
	$1,352	$1,483

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$10,418	$11,187
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2016	$769
2017	769
2018	719
2019	709
2020	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2015, 2014 and 2013:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2013	$144,096	$(48,908)	$95,188
Change in accumulated other comprehensive income before reclassifications	(23,068)	15,643	(7,425)
Reclassification adjustments from accumulated other comprehensive income	(4,427)	3,814	(613)
Balance as of December 31, 2013	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	36,328	(30,996)	5,332
Reclassification adjustments from accumulated other comprehensive income	(3,306)	1,997	(1,309)
Balance as of December 31, 2014	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	(18,321)	5,664	(12,657)
Reclassification adjustments from accumulated other comprehensive income	(2,933)	4,854	1,921
Balance as of December 31, 2015	$128,369	$(47,932)	$80,437

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
February 26, 2016

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
As of December 31, 2015, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2015, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2015. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2015, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
Dated: February 26, 2016

/s/ Randy A. Ramlo
Randy A. Ramlo
Chief Executive Officer

/s/ Dawn M. Jaffray
Dawn M. Jaffray
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.
We have audited United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Fire Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 of United Fire Group, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
February 26, 2016

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in '"Executive Officers of the Company" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive Proxy Statement for our annual meeting of shareholders to be held on May 18, 2016 (the "2016 Proxy Statement") and is incorporated herein by reference.
The information required by this Item regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2016 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2016 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" and the subheading "Report of the Compensation Committee" in our 2016 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Three - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2016 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2015 and 2014	82
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2015	83
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2015	84
Consolidated Statements of Cash Flows for the three years ended December 31, 2015	85
Notes to Consolidated Financial Statements	87

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	142
Schedule II. Condensed Financial Statements of Parent Company	143
Schedule III: Supplementary Insurance Information	146
Schedule IV: Reinsurance	147
Schedule V: Valuation and Qualifying Accounts	148
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	149
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2015	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$254,395	$254,679	$254,679
States, municipalities and political subdivisions	846,009	872,287	872,287
Foreign governments	82,580	82,528	82,528
Public utilities	213,233	215,683	215,683
All other bonds	1,406,431	1,410,596	1,410,593
Redeemable preferred stock	2,568	2,485	2,485
Total fixed maturities	$2,805,216	$2,838,258	$2,838,255
Equity securities
Common stocks
Public utilities	$7,231	$19,060	$19,060
Banks, trusts and insurance companies	17,615	95,923	95,923
Industrial, miscellaneous and all other	46,031	123,416	123,416
Nonredeemable preferred stocks	2,080	2,201	2,201
Total equity securities	$72,957	$240,600	$240,600
Mortgage loans on real estate	$3,961	$4,237	$3,961
Policy loans	5,618	5,618	5,618
Other long-term investments	46,357	54,151	54,151
Short-term investments	175	175	175
Total investments	$2,934,284	$3,143,039	$3,142,760

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2015	2014

Assets
Fixed maturities, held-to-maturity, at amortized cost (fair value $150 in 2015 and $200 in 2014)	$150	$200
Investment in subsidiary	871,590	814,569
Cash and cash equivalents	6,565	2,263
Federal income tax receivable	591	383
Accrued investment income	1	1
Total assets	$878,897	$817,416

Liabilities and stockholders' equity
Liabilities	$—	$1

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,151,428 and 25,019,415 issued and outstanding in 2015 and 2014, respectively	$25	$25
Additional paid-in capital	207,426	202,676
Retained earnings	591,009	523,541
Accumulated other comprehensive income, net of tax	80,437	91,173
Total stockholders' equity	$878,897	$817,415

Total liabilities and stockholders' equity	$878,897	$817,416

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2015	2014	2013

Revenues
Investment income	$25	$22	$23
Total revenues	25	22	23

Expenses
Other operating expenses	$116	$297	$172
Total expenses	116	297	172

Loss before income taxes and equity in net income of subsidiary	(91)	(275)	(149)
Federal income tax benefit	(42)	(107)	(49)
Net loss before equity in net income of subsidiary	$(49)	$(168)	$(100)
Equity in net income of subsidiary	89,175	59,305	76,240
Net income	$89,126	$59,137	$76,140

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$(28,185)	$55,888	$(35,489)
Change in liability for underfunded employee benefit plans of subsidiary	8,714	(47,685)	24,066
Other comprehensive income (loss), before tax and reclassification adjustments	$(19,471)	$8,203	$(11,423)
Income tax effect	6,814	(2,871)	3,998
Other comprehensive income (loss), after tax, before reclassification adjustments	$(12,657)	$5,332	$(7,425)
Reclassification adjustment for net realized gains of the subsidiary included in income	(4,513)	(5,085)	(6,812)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	7,468	3,072	5,868
Total reclassification adjustments, before tax	$2,955	$(2,013)	$(944)
Income tax effect	(1,034)	704	331
Total reclassification adjustments, after tax	$1,921	$(1,309)	$(613)

Comprehensive income	$78,390	$63,160	$68,102

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

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2015	2014	2013

Cash flows from operating activities
Net income	$89,126	$59,137	$76,140
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(89,175)	(59,305)	(76,240)
Dividends received from subsidiary	22,500	29,000	13,175
Other, net	1,269	700	1,261
Total adjustments	$(65,406)	$(29,605)	$(61,804)
Net cash provided by operating activities	$23,720	$29,532	$14,336

Cash flows from investing activities
Purchase of held-to-maturity investments	$—	$—	$—
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Repurchase of common stock	$(2,423)	$(12,942)	$(1,644)
Issuance of common stock	5,496	2,260	3,393
Tax impact from issuance of common stock	(833)	(160)	(488)
Payment of cash dividends	(21,658)	(19,680)	(17,484)
Net cash used in financing activities	$(19,418)	$(30,522)	$(16,223)

Net change in cash and cash equivalents	$4,302	$(990)	$(1,887)
Cash and cash equivalents at beginning of period	2,263	3,253	5,140
Cash and cash equivalents at end of year	$6,565	$2,263	$3,253

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

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs (3)	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2015
Property and casualty	$90,547	$1,003,895	$414,971	$851,695	$46,559	$520,087	$180,183	$83,631	$—	$887,874
Life, accident and health (1)	77,717	1,372,358	86	79,195	54,222	79,946	6,634	19,306	23,680	—
Total	$168,264	$2,376,253	$415,057	$930,890	$100,781	$600,033	$186,817	$102,937	$23,680	$887,874
Year Ended December 31, 2014
Property and casualty	$72,861	$969,437	$378,635	$766,939	$44,236	$509,811	$161,310	$79,117	$—	$804,715
Life, accident and health (1)	66,858	1,447,764	90	61,391	60,373	63,055	6,139	15,754	30,245	—
Total	$139,719	$2,417,201	$378,725	$828,330	$104,609	$572,866	$167,449	$94,871	$30,245	$804,715
Year Ended December 31, 2013
Property and casualty	$67,663	$960,651	$340,387	$694,192	$46,332	$437,354	$147,175	$73,626	$—	$722,821
Life, accident and health (1)	82,429	1,472,132	77	60,654	66,467	59,085	6,502	16,235	35,163	—
Total	$150,092	$2,432,783	$340,464	$754,846	$112,799	$496,439	$153,677	$89,861	$35,163	$722,821

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2015
Life insurance in force	$5,491,932	$1,165,868	$—	$4,326,064
Premiums earned
Property and casualty insurance	$890,057	$56,758	$18,396	$851,695	2.16%
Life, accident and health insurance	82,356	3,161	—	79,195	—%
Total	$972,413	$59,919	$18,396	$930,890	1.98%
Year Ended December 31, 2014
Life insurance in force	$5,366,061	$1,130,059	$—	$4,236,002
Premiums earned
Property and casualty insurance	$800,492	$49,818	$16,265	$766,939	2.12%
Life, accident and health insurance	64,350	2,959	—	61,391	—%
Total	$864,842	$52,777	$16,265	$828,330	1.96%
Year Ended December 31, 2013
Life insurance in force	$5,300,305	$1,112,688	$4	$4,187,621
Premiums earned
Property and casualty insurance	$726,221	$50,514	$18,485	$694,192	2.66%
Life, accident and health insurance	63,446	2,792	—	60,654	—%
Total	$789,667	$53,306	$18,485	$754,846	2.45%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2015	$618	$249	$—	$867
Year Ended December 31, 2014	896	—	278	618
Year Ended December 31, 2013	866	30	—	896

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2015	$1,813	$—	$548	$1,265
Year Ended December 31, 2014	2,361	—	548	1,813
Year Ended December 31, 2013	2,909	—	548	2,361

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2015	$90,547	$1,003,895	$414,971	$851,695	$1,124	$46,559	$560,482	$(40,395)	$180,183	$476,525	$887,874
2014	$72,861	$969,437	$378,635	$766,939	$4,177	$44,236	$566,555	$(56,744)	$161,310	$489,631	$804,715
2013	$67,663	$960,651	$340,387	$694,192	$6,260	$46,332	$494,841	$(57,487)	$147,175	$419,894	$722,821

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/26/2016

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/26/2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John P. Besong
	Jack B. Evans, Chairman and Director		John P. Besong, Director
Date	2/26/2016	Date	2/26/2016

By	/s/ Scott L. Carlton	By:	/s/ Christopher R. Drahozal
	Scott L. Carlton, Director		Christopher R. Drahozal, Director
Date	2/26/2016	Date	2/26/2016

By	/s/ Douglas M. Hultquist	By	/s/ Casey D. Mahon
	Douglas M. Hultquist, Director		Casey D. Mahon, Director
Date	2/26/2016	Date	2/26/2016

By	/s/ George D. Milligan	By	/s/ James W. Noyce
	George D. Milligan, Director		James W. Noyce, Vice Chairman and Director
Date	2/26/2016	Date	2/26/2016

By	/s/ Mary K. Quass	By	/s/ Kyle D. Skogman
	Mary K. Quass, Director		Kyle D. Skogman, Director
Date	2/26/2016	Date	2/26/2016

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/26/2016

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Reorganization among United Fire & Casualty Company, United Fire Group, Inc. and UFC MergeCo, Inc.		8-K		2.1	5/25/2011
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		Exhibit A	4/18/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)		10-K	12/31/2011	10.4	3/15/2012
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.7	*	Form of Non-qualified Employee Stock Option Agreement under the Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.8	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.9	*	Form of Stock Award Agreement under the Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13	*	Form of Restricted Stock Agreement under the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2011	10.14	3/15/2012
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	United Fire Group, Inc. Executive Nonqualified Excess Plan		8-K		0.0101	5/22/2014
10.17	*	United Fire & Casualty Company Executive Nonqualified Excess Plan Adoption Agreement		8-K		0.0102	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		0.0103	5/22/2014
10.19	*	United Fire Group, Inc. Template Change in Control Severance Agreement		8-K		0.0104	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		0.0105	5/22/2014
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.21	*	Form of Non-Qualified Employee Stock Option Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Employment Release Agreement, dated December 26, 2014, between United Fire Group, Inc. and Dianne M. Lyons		10-K	12/31/14	10.28	3/2/2015
10.24		Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/23/2011
10.25		First Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	1/30/2012
10.26		Second Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/21/2012
10.27		Assignment, Joinder, Assumption, and Release Agreement, between and among United Fire Group, Inc., United Fire & Casualty Company, a syndicate of financial institutions, as lenders party thereto, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Swingline Lender, and Letter of Credit Issuer		8-K		10.1	6/5/2013
10.28		Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer.		8-K		10.1	2/5/2016
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
14		Code of Ethics		8-K/A		14.1	1/31/2013
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1		Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.
X