Form 10-Q
period 2016-03-31
UNITED FIRE GROUP INC
filed 2016-05-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FO THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 2, 2016, 25,349,251 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2016

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our 2015 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited, to the following:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $667 in 2016 and $675 in 2015)	$664	$672
Available-for-sale, at fair value (amortized cost $2,770,718 in 2016 and $2,793,069 in 2015)	2,855,166	2,824,961
Trading securities, at fair value (amortized cost $11,537 in 2016 and $11,475 in 2015)	13,000	12,622
Equity securities
Available-for-sale, at fair value (cost $68,724 in 2016 and $68,514 in 2015)	237,816	236,247
Trading securities, at fair value (cost $4,443 in 2016 and $4,443 in 2015)	4,446	4,353
Mortgage loans	3,899	3,961
Policy loans	5,348	5,618
Other long-term investments	51,815	54,151
Short-term investments	175	175
	3,172,329	3,142,760
Cash and cash equivalents	143,981	106,449
Accrued investment income	26,825	25,136
Premiums receivable (net of allowance for doubtful accounts of $1,039 in 2016 and $867 in 2015)	302,762	276,517
Deferred policy acquisition costs	160,158	168,264
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $47,393 in 2016 and $46,590 in 2015)	52,340	53,241
Reinsurance receivables and recoverables	71,745	73,527
Prepaid reinsurance premiums	4,112	3,790
Goodwill and intangible assets	25,317	25,509
Other assets	16,423	15,183
TOTAL ASSETS	$3,975,992	$3,890,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,016,082	$1,003,895
Life insurance	1,367,327	1,372,358
Unearned premiums	436,058	415,057
Accrued expenses and other liabilities	192,023	200,599
Income taxes payable	5,645	4,917
Deferred income taxes	29,688	14,653
TOTAL LIABILITIES	$3,046,823	$3,011,479
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,324,068 and 25,151,428 shares issued and outstanding in 2016 and 2015, respectively	$25	$25
Additional paid-in capital	212,484	207,426
Retained earnings	607,883	591,009
Accumulated other comprehensive income, net of tax	108,777	80,437
TOTAL STOCKHOLDERS’ EQUITY	$929,169	$878,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,975,992	$3,890,376
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2016	2015
Revenues
Net premiums earned	$241,298	$213,171
Investment income, net of investment expenses	22,224	24,363
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,646 in 2016 and $1,895 in 2015; previously included in accumulated other comprehensive income)	2,055	887
Other income	108	63
Total revenues	$265,685	$238,484
Benefits, Losses and Expenses
Losses and loss settlement expenses	$142,128	$126,409
Increase in liability for future policy benefits	12,552	7,623
Amortization of deferred policy acquisition costs	50,231	42,472
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,371 in 2016 and $1,867 in 2015; previously included in accumulated other comprehensive income)	26,753	23,534
Interest on policyholders’ accounts	5,247	6,615
Total benefits, losses and expenses	$236,911	$206,653
Income before income taxes	$28,774	$31,831
Federal income tax expense (includes reclassifications of ($96) in 2016 and ($10) in 2015; previously included in accumulated other comprehensive income)	6,347	8,152
Net income	$22,427	$23,679
Other comprehensive income
Change in net unrealized appreciation on investments	$43,876	$13,114
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$43,876	$13,114
Income tax effect	(15,357)	(4,590)
Other comprehensive income, after tax, before reclassification adjustments	$28,519	$8,524
Reclassification adjustment for net realized investment gains included in income	$(1,646)	$(1,895)
Reclassification adjustment for employee benefit costs included in expense	1,371	1,867
Total reclassification adjustments, before tax	$(275)	$(28)
Income tax effect	96	10
Total reclassification adjustments, after tax	$(179)	$(18)
Comprehensive income	$50,767	$32,185

Weighted average common shares outstanding	25,209,888	24,990,470
Basic earnings per common share	$0.89	$0.95
Diluted earnings per common share	0.88	0.94
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Three Months Ended March 31, 2016

Common stock
Balance, beginning of year	$25
Shares issued for stock-based awards (180,026 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$207,426
Compensation expense and related tax benefit for stock-based award grants	313
Shares issued for stock-based awards	4,745
Balance, end of period	$212,484

Retained earnings
Balance, beginning of year	$591,009
Net income	22,427
Dividends on common stock ($0.22 per share)	(5,553)
Balance, end of period	$607,883

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$80,437
Change in net unrealized investment appreciation(1)	27,449
Change in liability for underfunded employee benefit plans(2)	891
Balance, end of period	$108,777

Summary of changes
Balance, beginning of year	$878,897
Net income	22,427
All other changes in stockholders’ equity accounts	27,845
Balance, end of period	$929,169

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$22,427	$23,679
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,447	3,702
Depreciation and amortization	1,626	1,618
Stock-based compensation expense	977	553
Net realized investment gains	(2,055)	(887)
Net cash flows from trading investments	(129)	510
Deferred income tax benefit	322	(1,519)
Changes in:
Accrued investment income	(1,689)	(1,020)
Premiums receivable	(26,245)	(19,926)
Deferred policy acquisition costs	(3,579)	(6,333)
Reinsurance receivables	1,782	3,427
Prepaid reinsurance premiums	(322)	(295)
Other assets	(1,240)	(697)
Future policy benefits and losses, claims and loss settlement expenses	23,965	8,726
Unearned premiums	21,001	19,535
Accrued expenses and other liabilities	(7,205)	(20,919)
Income taxes payable	728	3,790
Deferred income taxes	(548)	(433)
Other, net	2,063	342
Total adjustments	$12,899	$(9,826)
Net cash provided by operating activities	$35,326	$13,853
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$1,968	$5,017
Proceeds from call and maturity of held-to-maturity investments	8	31
Proceeds from call and maturity of available-for-sale investments	142,629	172,825
Proceeds from short-term and other investments	789	3,450
Purchase of available-for-sale investments	(124,338)	(133,920)
Purchase of short-term and other investments	—	(1,560)
Net purchases and sales of property and equipment	(569)	(1,881)
Net cash provided by investing activities	$20,487	$43,962
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$25,145	$36,099
Withdrawals from investment and universal life contracts	(41,954)	(67,248)
Payment of cash dividends	(5,553)	(4,997)
Repurchase of common stock	—	(1,083)
Issuance of common stock	4,745	353
Tax impact from issuance of common stock	(664)	(193)
Net cash used in financing activities	$(18,281)	$(37,069)
Net Change in Cash and Cash Equivalents	$37,532	$20,746
Cash and Cash Equivalents at Beginning of Period	106,449	90,574
Cash and Cash Equivalents at End of Period	$143,981	$111,320
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG,", the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 46 states and the District of Columbia, and as a life insurer in 37 states.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The review report of Ernst & Young LLP as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2016 and 2015, we made payments for income taxes totaling $6,509 and $6,508, respectively. We did not receive a tax refund during the three-month periods ended March 31, 2016 and 2015.

For the three-month periods ended March 31, 2016 and 2015, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2016.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$90,547	$77,717	$168,264
Underwriting costs deferred	52,540	1,270	53,810
Amortization of deferred policy acquisition costs	(48,412)	(1,819)	(50,231)
Ending unamortized deferred policy acquisition costs	$94,675	$77,168	$171,843
Impact of unrealized gains and losses on available-for-sale securities	—	(11,685)	(11,685)
Recorded asset at March 31, 2016	$94,675	$65,483	$160,158

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $13,688 and $2,003 at March 31, 2016 and December 31, 2015, respectively.
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
We reported a federal income tax expense of $6,347 and $8,152 for the three-month periods ended March 31, 2016 and 2015, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.

The Company performs a quarterly review of its tax position and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2016 or December 31, 2015. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2016

Short-Duration Contracts

In May 2015, the FASB issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after December 15, 2015 and interim periods beginning the following year. The Company will include the new annual disclosures beginning with the December 31, 2016 annual financial statements. The adoption of the new guidance will change disclosures regarding short- duration contracts, but management currently does not expect the adoption of the new guidance to have an impact on the Company's financial position or results of operations.

Other Internal Use Software

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies customers' accounting for fees paid for cloud computing arrangements. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license or whether the arrangement is considered a service contract. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

Debt Issuance Costs

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

Consolidation

In February 2015, the FASB issued amendments to the consolidation analysis that a reporting entity performs to determine whether it should consolidate certain legal entities. Specifically, the new guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"), eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that have VIE's, particularly those with fee arrangements and related party relationships. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, to disclose the fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company adopted the guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

Share-Based Payments

In June 2014, the FASB issued new guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires a performance target that affects vesting and that could be achieved after the service period, be treated as a performance condition. The guidance is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively or retrospectively and early adoption is permitted. The Company adopted the guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.
Pending Adoption of Accounting Standards
Share-Based Payments
In March 2016, the FASB issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payment, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations.
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place most leases on their balance sheets with expenses recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2019 and is currently evaluating the impact on the Company's financial position and results of operations.
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale)

and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations.
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company will adopt the new guidance as of January 1, 2017, the adoption will have no impact on the Company's financial position and results of operations.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations and considering which portions of the guidance, if any, applies to the Company.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2016 and December 31, 2015, is as follows:

March 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds
Technology, media and telecommunications	$450	$2	$—	$452
Financial services	150	—	—	150
Mortgage-backed securities	64	1	—	65
Total Held-to-Maturity Fixed Maturities	$664	$3	$—	$667
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,783	$303	$3	$24,083
U.S. government agency	176,116	3,728	28	179,816
States, municipalities and political subdivisions

General obligations:
Midwest	160,686	5,464	14	166,136
Northeast	61,333	2,594	—	63,927
South	119,448	3,971	—	123,419
West	106,544	3,949	49	110,444
Special revenue:
Midwest	156,902	6,186	—	163,088
Northeast	29,203	1,143	4	30,342
South	160,498	5,779	7	166,270
West	80,862	3,796	2	84,656
Foreign bonds	80,115	2,555	1,925	80,745
Public utilities	215,122	7,624	826	221,920
Corporate bonds
Energy	116,341	1,763	3,422	114,682
Industrials	239,448	7,950	3,276	244,122
Consumer goods and services	176,258	7,529	3	183,784
Health care	87,699	3,870	43	91,526
Technology, media and telecommunications	141,213	4,394	1,070	144,537
Financial services	252,289	8,961	228	261,022
Mortgage-backed securities	15,352	464	17	15,799
Collateralized mortgage obligations
Government national mortgage association	123,776	3,716	403	127,089
Federal home loan mortgage corporation	134,375	5,285	149	139,511
Federal national mortgage association	108,566	4,994	127	113,433
Asset-backed securities	4,789	238	212	4,815
Total Available-for-Sale Fixed Maturities	$2,770,718	$96,256	$11,808	$2,855,166
Equity securities:
Common stocks
Public utilities	$7,231	$14,893	$181	$21,943
Energy	6,514	6,409	158	12,765
Industrials	13,252	32,722	232	45,742
Consumer goods and services	10,301	13,978	5	24,274
Health care	7,763	19,108	—	26,871
Technology, media and telecommunications	5,931	8,550	57	14,424
Financial services	17,289	74,132	93	91,328
Nonredeemable preferred stocks	443	26	—	469
Total Available-for-Sale Equity Securities	$68,724	$169,818	$726	$237,816
Total Available-for-Sale Securities	$2,839,442	$266,074	$12,534	$3,092,982

December 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds
Technology, media and telecommunications	$450	$1	$—	$451
Financial services	150	—	—	150
Mortgage-backed securities	72	2	—	74
Total Held-to-Maturity Fixed Maturities	$672	$3	$—	$675
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,587	$100	$38	$21,649
U.S. government agency	232,808	2,622	2,400	233,030
States, municipalities and political subdivisions
General obligations:
Midwest	160,484	4,990	18	165,456
Northeast	56,449	1,996	—	58,445
South	125,565	3,358	134	128,789
West	103,721	3,160	67	106,814
Special revenue:
Midwest	152,780	4,956	30	157,706
Northeast	23,892	919	212	24,599
South	144,183	4,281	27	148,437
West	78,935	3,150	44	82,041
Foreign bonds	82,580	2,405	2,457	82,528
Public utilities	213,233	3,701	1,251	215,683
Corporate bonds
Energy	116,800	1,032	4,713	113,119
Industrials	227,589	3,329	6,663	224,255
Consumer goods and services	172,529	2,844	776	174,597
Health care	92,132	2,168	791	93,509
Technology, media and telecommunications	142,431	1,972	2,003	142,400
Financial services	259,382	5,246	1,143	263,485
Mortgage-backed securities	16,413	376	51	16,738
Collateralized mortgage obligations
Government national mortgage association	120,220	1,391	1,985	119,626
Federal home loan mortgage corporation	137,874	2,377	1,342	138,909
Federal national mortgage association	106,021	2,400	941	107,480
Asset-backed securities	5,461	221	16	5,666

Total Available-for-Sale Fixed Maturities	$2,793,069	$58,994	$27,102	$2,824,961
Equity securities:
Common stocks
Public utilities	$7,231	$12,022	$193	$19,060
Energy	6,103	5,374	266	11,211
Industrials	13,251	31,872	313	44,810
Consumer goods and services	10,301	13,017	3	23,315
Health care	7,763	20,454	—	28,217
Technology, media and telecommunications	5,931	7,538	105	13,364
Financial services	17,392	78,411	109	95,694
Nonredeemable preferred stocks	542	34	—	576
Total Available-for-Sale Equity Securities	$68,514	$168,722	$989	$236,247
Total Available-for-Sale Securities	$2,861,583	$227,716	$28,091	$3,061,208
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$88,221	$88,799	$1,614	$2,178
Due after one year through five years	600	602	841,686	865,457	7,701	8,401
Due after five years through 10 years	—	—	934,933	964,495	375	488
Due after 10 years	—	—	519,020	535,768	1,847	1,933
Asset-backed securities	—	—	4,789	4,815	—	—
Mortgage-backed securities	64	65	15,352	15,799	—	—
Collateralized mortgage obligations	—	—	366,717	380,033	—	—
	$664	$667	$2,770,718	$2,855,166	$11,537	$13,000

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended March 31,
	2016	2015
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$516	$991
Trading securities
Change in fair value	273	(201)
Sales	—	516
Equity securities:
Available-for-sale	984	904
Trading securities
Change in fair value	93	(56)
Sales	—	46
Other long-term investments	43	(1,313)
Cash equivalents	146	—
Total net realized investment gains	$2,055	$887
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds from sales	$1,968	$5,017
Gross realized gains	921	973
Gross realized losses	—	—
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2016 and 2015.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $17,446 and $16,975 at March 31, 2016 and December 31, 2015, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10,307 at March 31, 2016.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2016	2015
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$52,556	$21,008
Available-for-sale equity securities	1,359	(2,879)
Deferred policy acquisition costs	(11,685)	(6,911)
Income tax effect	(14,781)	(3,926)
Total change in net unrealized investment appreciation, net of tax	$27,449	$7,292
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2016 and December 31, 2015. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2016, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses did not warrant the recognition of an OTTI charge at March 31, 2016 or at March 31, 2015. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at March 31, 2016. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2016 was $189. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

March 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	2	$1,637	$3	$1,637	$3
U.S. government agency	7	18,173	25	1	2,995	3	21,168	28
States, municipalities and political subdivisions
General obligations
Midwest	3	9,619	14	—	—	—	9,619	14
West	1	3,136	37	2	2,301	12	5,437	49
Special revenue
Northeast	1	1,037	4	—	—	—	1,037	4
South	3	4,149	7	—	—	—	4,149	7
West	—	—	—	1	719	2	719	2
Foreign bonds	7	11,277	534	2	3,804	1,391	15,081	1,925
Public utilities	4	8,231	394	6	5,997	432	14,228	826
Corporate bonds
Energy	20	44,540	2,328	5	10,764	1,094	55,304	3,422
Industrials	8	16,891	618	8	15,276	2,658	32,167	3,276
Consumer goods and services	—	—	—	4	2,486	3	2,486	3
Health care	—	—	—	2	2,732	43	2,732	43
Technology, media and telecommunications	9	26,290	365	4	15,132	705	41,422	1,070
Financial services	8	17,662	160	3	6,130	68	23,792	228
Mortgage-backed securities	—	—	—	4	1,379	17	1,379	17
Collateralized mortgage obligations
Government national mortgage association	5	7,888	22	12	26,988	381	34,876	403
Federal home loan mortgage corporation	1	6,970	18	5	12,692	131	19,662	149
Federal national mortgage association	4	5,503	22	4	5,165	105	10,668	127
Asset-backed securities	1	2,574	212	—	—	—	2,574	212
Total Available-for-Sale Fixed Maturities	82	$183,940	$4,760	65	$116,197	$7,048	$300,137	$11,808
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$127	$181	$127	$181
Energy	8	1,935	158	—	—	—	1,935	158
Industrials	2	1	1	5	231	231	232	232
Consumer goods and services	2	32	1	2	13	4	45	5
Technology, media and telecommunications	7	488	40	5	31	17	519	57
Financial services	6	408	29	2	150	64	558	93
Total Available-for-Sale Equity Securities	25	$2,864	$229	17	$552	$497	$3,416	$726
Total Available-for-Sale Securities	107	$186,804	$4,989	82	$116,749	$7,545	$303,553	$12,534

December 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	6	$6,408	$26	2	$1,634	$12	$8,042	$38
U.S. government agency	38	104,621	1,771	6	18,821	629	123,442	2,400
States, municipalities and political subdivisions
General obligations
Midwest	4	2,417	12	1	528	6	2,945	18
South	3	4,805	55	8	3,743	79	8,548	134
West	4	8,927	23	2	2,274	44	11,201	67
Special revenue
Midwest	—	—	—	1	2,494	30	2,494	30
Northeast	1	4,755	212	—	—	—	4,755	212
South	4	7,445	26	2	1,851	1	9,296	27
West	4	6,851	44	—	—	—	6,851	44
Foreign bonds	9	16,991	1,289	2	4,036	1,168	21,027	2,457
Public utilities	35	72,680	880	5	2,840	371	75,520	1,251
Corporate bonds
Energy	29	61,496	3,286	4	7,991	1,427	69,487	4,713
Industrials	38	78,588	3,631	3	6,649	3,032	85,237	6,663
Consumer goods and services	24	64,661	770	4	2,491	6	67,152	776
Health care	18	43,992	652	2	3,737	139	47,729	791
Technology, media and telecommunications	22	59,503	1,478	2	8,940	525	68,443	2,003
Financial services	49	92,814	1,143	—	—	—	92,814	1,143
Mortgage-backed securities	9	7,423	43	4	183	8	7,606	51
Collateralized mortgage obligations
Government national mortgage association	17	29,769	437	14	40,027	1,548	69,796	1,985
Federal home loan mortgage corporation	20	35,343	644	6	19,887	698	55,230	1,342
Federal national mortgage association	15	32,800	524	11	11,962	417	44,762	941
Asset-backed securities	1	985	16	—	—	—	985	16
Total Available-for-Sale Fixed Maturities	350	$743,274	$16,962	79	$140,088	$10,140	$883,362	$27,102
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$115	$193	$115	$193
Energy	10	2,868	266	—	—	—	2,868	266
Industrials	3	177	44	5	193	269	370	313
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	9	438	91	2	12	14	450	105
Financial services	6	326	51	1	136	58	462	109

Total Available-for-Sale Equity Securities	28	$3,809	$452	13	$470	$537	$4,279	$989
Total Available-for-Sale Securities	378	$747,083	$17,414	92	$140,558	$10,677	$887,641	$28,091

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

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2016 and December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$667	$664	$675	$672
Available-for-sale securities	2,855,166	2,855,166	2,824,961	2,824,961
Trading securities	13,000	13,000	12,622	12,622
Equity securities:
Available-for-sale securities	237,816	237,816	236,247	236,247
Trading securities	4,446	4,446	4,353	4,353
Mortgage loans	4,197	3,899	4,237	3,961
Policy loans	5,348	5,348	5,618	5,618
Other long-term investments	51,815	51,815	54,151	54,151
Short-term investments	175	175	175	175
Cash and cash equivalents	143,981	143,981	106,449	106,449
Corporate-owned life insurance	2,160	2,160	1,716	1,716
Liabilities
Policy reserves
Annuity (accumulations) (1)	$727,595	$728,089	$707,190	$744,931
Annuity (benefit payments)	137,810	94,659	131,899	95,467
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2016 and December 31, 2015:

March 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$24,083	$—	$24,083	$—
U.S. government agency	179,816	—	179,816	—
States, municipalities and political subdivisions
General obligations
Midwest	166,136	—	166,136	—
Northeast	63,927	—	63,927	—
South	123,419	—	123,419	—
West	110,444	—	110,444	—
Special revenue
Midwest	163,088	—	162,744	344
Northeast	30,342	—	30,342	—
South	166,270	—	166,270	—
West	84,656	—	84,656	—
Foreign bonds	80,745	—	80,745	—
Public utilities	221,920	—	221,920	—
Corporate bonds
Energy	114,682	—	114,682	—
Industrials	244,122	—	244,122	—
Consumer goods and services	183,784	—	182,570	1,214
Health care	91,526	—	91,526	—
Technology, media and telecommunications	144,537	—	144,537	—
Financial services	261,022	—	251,520	9,502
Mortgage-backed securities	15,799	—	15,799	—
Collateralized mortgage obligations
Government national mortgage association	127,089	—	127,089	—
Federal home loan mortgage corporation	139,511	—	139,511	—
Federal national mortgage association	113,433	—	113,433	—
Asset-backed securities	4,815	—	3,890	925
Total Available-for-Sale Fixed Maturities	$2,855,166	$—	$2,843,181	$11,985
Equity securities:
Common stocks
Public utilities	$21,943	$21,943	$—	$—
Energy	12,765	12,765	—	—
Industrials	45,742	45,742	—	—
Consumer goods and services	24,274	24,274	—	—
Health care	26,871	26,871	—	—

Technology, media and telecommunications	14,424	14,424	—	—
Financial services	91,328	87,336	—	3,992
Nonredeemable preferred stocks	469	469	—	—
Total Available-for-Sale Equity Securities	$237,816	$233,824	$—	$3,992
Total Available-for-Sale Securities	$3,092,982	$233,824	$2,843,181	$15,977
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,644	$—	$3,644	$—
Consumer goods and services	272	—	272	—
Health care	1,930	—	1,930	—
Technology, media and telecommunications	338	—	338	—
Financial services	4,069	—	4,069	—
Asset-backed securities	—	—	—	—
Redeemable preferred stocks	2,747	2,747	—	—
Equity securities:
Energy	293	293	—	—
Industrials	1,027	1,027	—	—
Consumer goods and services	899	899	—	—
Health care	304	304	—	—
Financial services	235	235	—	—
Nonredeemable preferred stocks	1,688	1,688	—	—
Total Trading Securities	$17,446	$7,193	$10,253	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$63,567	$63,567	$—	$—
Corporate-Owned Life Insurance	$2,160	$—	$2,160	$—
Total Assets Measured at Fair Value	$3,176,330	$304,759	$2,855,594	$15,977

December 31, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,649	$—	$21,649	$—
U.S. government agency	233,030	—	233,030	—
States, municipalities and political subdivisions
General obligations
Midwest	165,456	—	165,456	—
Northeast	58,445	—	58,445	—
South	128,789	—	128,789	—
West	106,814	—	106,814	—
Special revenue
Midwest	157,706	—	157,363	343
Northeast	24,599	—	24,599	—
South	148,437	—	148,437	—
West	82,041	—	82,041	—
Foreign bonds	82,528	—	82,528	—
Public utilities	215,683	—	215,683	—
Corporate bonds
Energy	113,119	—	113,119	—
Industrials	224,255	—	224,255	—
Consumer goods and services	174,597	—	173,364	1,233
Health care	93,509	—	93,509	—
Technology, media and telecommunications	142,400	—	142,400	—
Financial services	263,485	—	253,823	9,662
Mortgage-backed securities	16,738	—	16,738	—
Collateralized mortgage obligations
Government national mortgage association	119,626	—	119,626	—
Federal home loan mortgage corporation	138,909	—	138,909	—
Federal national mortgage association	107,480	—	107,480	—
Asset-backed securities	5,666	—	4,630	1,036
Total Available-for-Sale Fixed Maturities	$2,824,961	$—	$2,812,687	$12,274
Equity securities:
Common stocks
Public utilities	$19,060	$19,060	$—	$—
Energy	11,211	11,211	—	—
Industrials	44,810	44,810	—	—
Consumer goods and services	23,315	23,315	—	—
Health care	28,217	28,217	—	—
Technology, media and telecommunications	13,364	13,364	—	—
Financial services	95,694	91,588	128	3,978

Nonredeemable preferred stocks	576	576	—	—
Total Available-for-Sale Equity Securities	$236,247	$232,141	$128	$3,978
Total Available-for-Sale Securities	$3,061,208	$232,141	$2,812,815	$16,252
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$3,558	$—	$3,558	$—
Consumer goods and services	118	—	118	—
Health care	2,032	—	2,032	—
Technology, media and telecommunications	335	—	335	—
Financial services	4,094	—	4,094	—
Redeemable preferred stocks	2,485	2,485	—	—
Equity securities:
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at March 31, 2016 and December 31, 2015 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers.
For the three-month period ended March 31, 2016, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended March 31, 2016, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three-month period ended March 31, 2016, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2016	$343	$10,895	$1,036	$3,978	$16,252
Net unrealized gains (losses)(1)	1	137	35	—	173
Purchases	—	—	—	132	132
Disposals	—	(316)	(146)	(118)	(580)
Balance at March 31, 2016	$344	$10,716	$925	$3,992	$15,977
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2016, the cash surrender value of the COLI policies was $2,160, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2016	2015	2016	2015

Net periodic benefit cost
Service cost	$1,623	$1,669	$932	$1,305
Interest cost	1,663	1,500	754	713
Expected return on plan assets	(1,988)	(1,950)	—	—
Amortization of net loss	992	1,136	379	731
Net periodic benefit cost	$2,290	$2,355	$2,065	$2,749

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute $6,384 to the pension plan in 2016. For the three-month period ended March 31, 2016, we contributed $1,595 to the pension plan. We anticipate that the total contribution in 2016 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan, (as amended, the "Stock Plan"). At March 31, 2016, there were 1,246,178 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock units fully vest after 3 years or 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee.

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2016	From Inception to March 31, 2016
Beginning balance	1,394,578	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(249,000)	(2,611,928)
Number of awards forfeited or expired	100,600	458,106
Ending balance	1,246,178	1,246,178
Number of option awards exercised	138,389	788,908
Number of unrestricted stock awards granted	870	7,215
Number of restricted stock awards vested	18,394	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At March 31, 2016, we had 87,938 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2016	From Inception to March 31, 2016
Beginning balance	69,938	300,000
Number of awards granted	—	(236,065)
Number of awards forfeited or expired	18,000	24,003
Ending balance	87,938	87,938
Number of option awards exercised	14,987	29,794
Number of restricted stock awards vested	—	20,171

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2016 and 2015, we recognized stock-based compensation expense of $976 and $553, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2016, we had $9,154 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2016 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2016	$2,214
2017	2,775
2018	2,260
2019	1,193
2020	640
2021	72
Total	$9,154

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

We evaluate the two segments on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have reconciled the amounts in the following table for the three-month periods ended March 31, 2016 and 2015 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
Three Months Ended March 31, 2016
Net premiums earned	$220,225	$21,073	$241,298
Investment income, net of investment expenses	9,409	12,852	22,261
Net realized investment gains	1,737	318	2,055
Other income	—	108	108
Total reportable segment	$231,371	$34,351	$265,722
Intersegment eliminations	(37)	—	(37)
Total revenues	$231,334	$34,351	$265,685
Net income	$22,020	$407	$22,427
Assets	$2,344,686	$1,631,306	$3,975,992
Invested assets	$1,675,088	$1,497,241	$3,172,329

Three Months Ended March 31, 2015
Net premiums earned	$200,137	$13,228	$213,365
Investment income, net of investment expenses	10,730	13,616	24,346
Net realized investment gains (losses)	(239)	1,126	887
Other income	—	63	63
Total reportable segment	$210,628	$28,033	$238,661
Intersegment eliminations	17	(194)	(177)
Total revenues	$210,645	$27,839	$238,484
Net income	$23,103	$576	$23,679
Assets	$2,166,432	$1,697,819	$3,864,251
Invested assets	$1,562,710	$1,576,868	$3,139,578

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands Except Share Data)	2016		2015
	Basic	Diluted	Basic	Diluted
Net income	$22,427	$22,427	$23,679	$23,679
Weighted-average common shares outstanding	25,209,888	25,209,888	24,990,470	24,990,470
Add dilutive effect of restricted stock awards	—	154,742	—	114,313
Add dilutive effect of stock options	—	231,807	—	—
Weighted-average common shares	25,209,888	25,596,437	24,990,470	25,104,783
Earnings per common share	$0.89	$0.88	$0.95	$0.94
Awards excluded from diluted earnings per share calculation(1)	—	180,912	—	697,950

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
Prior to December 22, 2015, the Company had a credit agreement (the "Previous Credit Agreement") with a syndicate of financial institutions as lenders. KeyBank National Association was the administrative agent, lead arranger, sole book runner, swingline lender, and letter of credit issuer, and Bankers Trust Company was the syndication agent . The Previous Credit Agreement provided for a $100,000 unsecured revolving credit facility that included a $20,000 letter of credit subfacility and a swingline subfacility of up to $5,000. The Previous Credit Agreement terminated by expiration on its stated termination date of December 22, 2015.
There was no outstanding balance on either the New Credit Agreement or Previous Credit Agreement at March 31, 2016 and 2015. For the three-month periods ended March 31, 2016 and 2015, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at March 31, 2016.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2016	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	28,519	—	28,519
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,070)	891	(179)
Balance as of March 31, 2016	$155,818	$(47,041)	$108,777
(1) Estimates and Assumptions: The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. We annually establish the discount rate, which is an estimate of the interest rate at which these benefits could be effectively settled, that is used to determine the present value of the respective plan's benefit obligations as of December 31.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of March 31, 2016, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015, the consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 26, 2016. In our opinion, the accompanying consolidated balance sheet of United Fire Group, Inc. as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
May 4, 2016

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no changes in our critical accounting policies from December 31, 2015.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2015. Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
When we provide information on a statutory basis, we label it as such, otherwise, all other data is presented in accordance with GAAP.

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,250 independent agencies.

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

For the three-month period ended March 31, 2016, property and casualty insurance business accounted for approximately 91.3 percent of our net premiums earned, of which 92.3 percent was generated from commercial lines. Life insurance business accounted for approximately 8.7 percent of our net premiums earned, of which 77.9 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2016, approximately 48.7 percent of our property and casualty premiums were written in Texas, Iowa, California, Missouri and New Jersey; approximately 58.8 percent of our life insurance premiums were written in Iowa, Minnesota, Wisconsin, Illinois and Colorado.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2016	2015	%
Revenues
Net premiums earned	$241,298	$213,171	13.2%
Investment income, net of investment expenses	22,224	24,363	(8.8)
Net realized investment gains	2,055	887	131.7
Other income	108	63	71.4
Total revenues	$265,685	$238,484	11.4%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$142,128	$126,409	12.4%
Increase in liability for future policy benefits	12,552	7,623	64.7
Amortization of deferred policy acquisition costs	50,231	42,472	18.3
Other underwriting expenses	26,753	23,534	13.7
Interest on policyholders' accounts	5,247	6,615	(20.7)
Total benefits, losses and expenses	$236,911	$206,653	14.6%

Income before income taxes	$28,774	$31,831	(9.6)%
Federal income tax expense	6,347	8,152	(22.1)
Net income	$22,427	$23,679	(5.3)%

The following is a summary of our financial performance for the three-month period ended March 31, 2016:

Consolidated Results of Operations

For the three-month period ended March 31, 2016, net income was $22.4 million compared to $23.7 million for the same period of 2015. The decrease in net income was driven by an increase in losses and loss settlement expenses from higher catastrophe losses, partially offset by an increase in net premiums earned from organic growth. Consolidated net premiums earned increased to $241.3 million compared to $213.2 million for the same period of 2015.

Losses and loss settlement expenses increased by $15.7 million during the three-month period ended March 31, 2016 compared to the same period of 2015. The net loss ratio increased by 0.9 percentage points during the three-month period ended March 31, 2016 compared to the same period of 2015. The increase in the net loss ratio is primarily due to higher catastrophe losses and an increase in claim frequency in our property and casualty segment on commercial auto and commercial property lines of business. Pre-tax catastrophe losses were $4.3 million compared to $0.2 million in the same period of 2015, when catastrophe losses were exceptionally low.

Investment income decreased by $2.1 million during the three-month period ended March 31, 2016 compared to the same period of 2015. The decrease in the three-month period ended March 31, 2016 was primarily due to the change in value of our investments in limited liability partnerships and from the low interest rate environment.

Consolidated Financial Condition

At March 31, 2016, the book value per share of our common stock was $36.69. We did not repurchase any shares of our common stock during the three-month period ended March 31, 2016. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we are authorized to repurchase an additional 1,528,886 shares of our common stock as of March 31, 2016.

Net unrealized investment gains totaled $155.8 million as of March 31, 2016, an increase of $27.4 million, net of tax, or 21.4 percent, since December 31, 2015. The increase in the net unrealized investment gains is due to changes in the fair value of our fixed maturity investment portfolio from declining interest rates at March 31, 2016.

Our stockholders' equity increased to $929.2 million at March 31, 2016, from $878.9 million at December 31, 2015. The increase was attributable to net income of $22.4 million and an increase in net unrealized investment gains of $27.4 million, net of tax, partially offset by shareholder dividends of $5.6 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands Except Ratios)	2016	2015
Net premiums written	$240,909	$219,378
Net premiums earned	$220,225	$200,137
Losses and loss settlement expenses	(133,137)	(119,338)
Amortization of deferred policy acquisition costs	(48,413)	(40,809)
Other underwriting expenses	(21,619)	(19,404)
Underwriting gain	$17,056	$20,586

Investment income, net of investment expenses	9,372	10,747
Net realized investment gains (losses)	1,737	(239)
Income before income taxes	$28,165	$31,094

GAAP Ratios:
Net loss ratio (without catastrophes)	58.5%	59.5%
Catastrophes - effect on net loss ratio	2.0	0.1
Net loss ratio(1)	60.5%	59.6%
Expense ratio(2)	31.8	30.1
Combined ratio(3)	92.3%	89.7%
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

For the three-month period ended March 31, 2016, our property and casualty segment reported income before taxes of $28.2 million, a decrease of $2.9 million compared to the same period of 2015. The decrease in the three-month period ended March 31, 2016 was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and an increase in claim frequency on commercial auto and commercial property lines of business partially offset by an increase in net premiums earned from organic growth.

Net premiums earned increased 10.0 percent to $220.2 million in the three-month period ended March 31, 2016, compared to $200.1 million in the same period of 2015. These increases are a result of organic growth from a combination of new business writings and geographic expansion.

The combined ratio increased 2.6 percentage points to 92.3 percent, for the three-month period ended March 31, 2016, compared to 89.7 percent for the same period of 2015. The increase in the combined ratio in the three-month period ended March 31, 2016, as compared to the same period of 2015, was primarily attributable to an increase in the net loss ratio from higher catastrophe losses and an increase in the expense ratio from an increase in employee-related profit sharing expenses and accruals.

The net loss ratio, a component of the combined ratio, increased by 0.9 percentage points to 60.5 percent in the three-month period ended March 31, 2016, as compared to the same period of 2015 primarily due to higher catastrophe losses. Pre-tax catastrophe losses totaled $4.3 million for the three-month period ended March 31, 2016, as compared to exceptionally low losses of $0.2 million in the same periods of 2015.

The expense ratio, a component of the combined ratio, was 31.8 percent for the three-month period ended March 31, 2016, an increase of 1.7 percentage points as compared with the same periods of 2015. The change was primarily due to several non-recurring employee-related expenses and accruals, along with an increase in deferred acquisition cost amortization from continued organic growth, both partially offset by a decrease in post-retirement benefit expenses.

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

2016 Development

The property and casualty insurance segment experienced $23.9 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2016. Two lines combined to provide the majority of the favorable development. The largest single contributor was commercial liability, with $19.8 million of favorable development, followed by workers' compensation with $5.4 million of favorable development. Both of these lines benefited from successful claims management and continued successful management of litigation expenses. The favorable development is also attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims. Loss reserve reductions were more than sufficient to offset claim payments. These lines were slightly offset by $6.9 million of adverse development in the commercial fire line of business which experienced an increase in paid claims.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2016, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2016			2015
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$69,334	$33,361	48.1%	$60,507	$32,557	53.8%
Fire and allied lines	52,040	33,979	65.3	48,111	28,702	59.7
Automobile	49,451	42,219	85.4	43,679	33,334	76.3
Workers' compensation	24,583	11,644	47.4	23,240	11,387	49.0
Fidelity and surety	5,194	(53)	(1.0)	4,755	1,731	36.4
Miscellaneous	389	205	52.7	674	1	0.1
Total commercial lines	$200,991	$121,355	60.4%	$180,966	$107,712	59.5%

Personal lines
Fire and allied lines	$10,718	$6,305	58.8%	$10,910	$6,003	55.0%
Automobile	6,084	4,209	69.2	5,831	3,197	54.8
Miscellaneous	261	183	70.1	246	211	85.8
Total personal lines	$17,063	$10,697	62.7%	$16,987	$9,411	55.4%
Reinsurance assumed	$2,171	$1,085	50.0%	$2,184	$2,215	101.4%
Total	$220,225	$133,137	60.5%	$200,137	$119,338	59.6%

•
Other liability - The net loss ratio improved 5.7 percentage points in the three-month period ended March 31, 2016 compared to the same period of 2015. The change was primarily due to successful management of loss adjustment expenses which resulted in a decrease in reserves during the first quarter of 2016, whereas loss adjustment expense reserves increased during the first quarter of 2015.

•
Commercial fire and allied lines - The net loss ratio deteriorated 5.6 percentage points in the three-month period ended March 31, 2016 compared to the same period of 2015. The change is primarily attributable to an increase in severity, lower favorable development and reductions in prior year unpaid loss reserves, for both reported claim reserves as well as incurred but not reported claims during the first quarter of 2016, which were not as large as the reductions that occurred during the first quarter of 2015.

•
Commercial automobile - The net loss ratio deteriorated 9.1 percentage points in the three-month period ended March 31, 2016 compared to the same period of 2015. The change was due to two contributing factors. First, there were increases in loss reserves for incurred but not reported claims during the first quarter of 2016, compared to minimal reserve changes during the first quarter of 2015. The second contributor is paid loss adjustment expense, which was higher then the favorable development on prior accident years.

•
Fidelity and surety - The net loss ratio improved 37.4 percentage points in the three-month period ended March 31, 2016 compared to the same period of 2015. The change was primarily due to a single large claim in the first quarter of 2015. The negative net loss ratio in the three-month period ended March 31, 2016 is due to the timing of salvage and subrogation recoveries which were greater than losses incurred.

•
Personal automobile - The net loss ratio deteriorated 14.4 percentage points in the three-month period ended March 31, 2016 compared to the same period of 2015. The change is primarily attributable to overall favorable reserve changes that occurred during the first quarter of 2015 which did not occur during the first quarter of 2016. An additional contributing factor was paid loss adjustment expense which was higher in the first quarter of 2016 than in the first quarter of 2015.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2016	2015
Revenues
Net premiums earned	$21,073	$13,034
Investment income, net of investment expenses	12,852	13,616
Net realized investment gains	318	1,126
Other income	108	63
Total revenues	$34,351	$27,839

Benefits, Losses and Expenses
Losses and loss settlement expenses	$8,991	$7,071
Increase in liability for future policy benefits	12,552	7,623
Amortization of deferred policy acquisition costs	1,818	1,663
Other underwriting expenses	5,134	4,130
Interest on policyholders' accounts	5,247	6,615
Total benefits, losses and expenses	$33,742	$27,102

Income before income taxes	$609	$737

Income before income taxes decreased $0.1 million, in the three-month period ended March 31, 2016 as compared to the same period of 2015. The decrease in net income is due to a decrease in investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of single premium whole life policies ("SPWL") and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned increased 61.7 percent to $21.1 million for the three-month period ended March 31, 2016, compared to $13.0 million in the same period of 2015. The increase in net premiums earned was primarily due to an increase in sales of SPWL policies.

Net investment income decreased 5.6 percent to $12.9 million for the three-month period ended March 31, 2016, compared to $13.6 million for the same period of 2015. The decrease is primarily due to lower invested assets from declining annuity deposits and from the low interest rate environment.

The increase in liability for future policy benefits increased in the three-month period ended March 31, 2016, compared to the same periods of 2015 due to an increase in sales SPWL policies.

Deferred annuity deposits decreased 37.6 percent for the three-month period ended March 31, 2016 compared to the same period of 2015. We continue to execute our strategy to maintain profitability rather than market share, as spreads increased 32 basis points as compared to the same period of 2015.

Net cash outflow related to our annuity business was $19.7 million in the three-month period ended March 31, 2016, compared to a net cash outflow of $35.0 million in the same period of 2015. We attribute this to our strategy to maintain profitability on annuity products as previously described.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.2 billion at March 31, 2016, compared to $3.1 billion at December 31, 2015, an increase of $29.6 million. At March 31, 2016, fixed maturity securities and equity securities made up 90.4 percent and 7.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2016 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$600	—%	$64	—%	$664	—%
Available-for-sale	1,403,452	83.8	1,451,714	96.9	2,855,166	90.0
Trading securities	13,000	0.8	—	—	13,000	0.4
Equity securities
Available-for-sale	216,705	12.9	21,111	1.4	237,816	7.5
Trading securities	4,446	0.3	—	—	4,446	0.1
Mortgage loans	—	—	3,899	0.3	3,899	0.1
Policy loans	—	—	5,348	0.4	5,348	0.2
Other long-term investments	36,710	2.2	15,105	1.0	51,815	1.7
Short-term investments	175	—	—	—	175	—
Total	$1,675,088	100.0%	$1,497,241	100.0%	$3,172,329	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At March 31, 2016, we classified $2.9 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2015. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2016 and December 31, 2015, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2016 and December 31, 2015. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands)	March 31, 2016		December 31, 2015
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$792,557	27.6%	$838,318	29.6%
AA	771,724	26.9	724,023	25.5
A	670,279	23.4	670,098	23.6
Baa/BBB	560,344	19.5	556,667	19.6
Other/Not Rated	73,926	2.6	49,149	1.7
	$2,868,830	100.0%	$2,838,255	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 8.8 percent in the three-month period ended March 31, 2016 compared with the same period of 2015. The decrease in the three-month period ended March 31, 2016 was primarily due to the change in value of our investments in limited liability partnerships as compared to the same period in 2015. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2016, the change in value of our investments in limited liability partnerships resulted in a decrease of $1.9 million to investment income as compared to a decrease of $0.3 million to investment income in the same period of 2015.
Our net realized investment gains were $2.1 million during the three-month period ended March 31, 2016, as compared with $0.9 million in the same period of 2015.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2016 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2016 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three-month period ended March 31, 2016, there were no other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2016 and 2015.

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2016	2015
Cash provided by (used in)
Operating activities	$35,326	$13,853
Investing activities	20,487	43,962
Financing activities	(18,281)	(37,069)
Net increase in cash and cash equivalents	$37,532	$20,746
Operating Activities
Net cash flows provided by operating activities totaled $35.3 million and $13.9 million for the three-month periods ended March 31, 2016 and 2015, respectively. The increase in operating cash flows in the three-month period ended March 31, 2016 reflects the change in the timing of the settlement of future policy benefits, claims and loss payments. Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2016 and 2015.

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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 31.1 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2016, our cash and cash equivalents included $63.6 million related to these money market accounts, compared to $20.8 million at December 31, 2015.
Net cash flows provided by investing activities were $20.5 million for the three-month period ended March 31, 2016 compared to $44.0 million for the three-month period ended March 31, 2015. For the three-month periods ended March 31, 2016 and 2015, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $145.4 million and $181.3 million, respectively.
Our cash outflows for investment purchases were $124.3 million for the three-month period ended March 31, 2016, compared to $135.5 million for the same period of 2015.
Financing Activities
Net cash flows used in financing activities were $18.3 million and $37.1 million for the three-month periods ended March 31, 2016 and 2015, respectively. The decrease reflects a lower level of net annuity withdrawals and the increase in the issuance of common stock in the three-month period ended March 31, 2016, compared to the same period of 2015.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement (the "New Credit Agreement") by and among the Company, with the lenders from time to time party thereto and KeyBank National Association ("Key Bank"), as administrative agent, swingline lender and letter of credit issuer. As of March 31, 2016, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $5.6 million and $5.0 million in the three-month periods ended March 31, 2016 and 2015, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2016, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $67.6 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations.
Stockholders' Equity
Stockholders' equity increased 5.7 percent to $929.2 million at March 31, 2016, from $878.9 million at December 31, 2015. The increase was primarily attributable to net income of $22.4 million and an increase in net unrealized investment gains of $27.4 million, net of tax, during the first three months of 2016, partially offset by shareholder dividends of $5.6 million. At March 31, 2016, the book value per share of our common stock was $36.69 compared to $34.94 at December 31, 2015.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10.3 million at March 31, 2016.

MEASUREMENT OF RESULTS
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

	Three Months Ended March 31,
(In Thousands)	2016	2015
ISO catastrophes	$3,938	$211
Non-ISO catastrophes (1)	405	—
Total catastrophes	$4,343	$211
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2016, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2016 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2016.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2016 - 1/31/2016	—	$—	—	1,528,886
2/1/2016 - 2/29/2016	—	—	—	1,528,886
3/1/2016 - 3/31/2016	—	—	—	1,528,886
Total	—	$—	—
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
10.1
Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer, filed with the SEC as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on February 5, 2016.

10.2	First Amendment to Amended and Restated Annual Incentive Plan, approved by the United Fire Group, Inc. Board of Directors on February 19, 2016.	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 4, 2016	May 4, 2016
(Date)	(Date)