Form 10-Q
period 2016-06-30
UNITED FIRE GROUP INC
filed 2016-08-03
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 1, 2016, 25,396,185 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2016

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $660 in 2016 and $675 in 2015)	$658	$672
Available-for-sale, at fair value (amortized cost $2,812,091 in 2016 and $2,793,069 in 2015)	2,942,364	2,824,961
Trading securities, at fair value (amortized cost $11,040 in 2016 and $11,475 in 2015)	12,558	12,622
Equity securities
Available-for-sale, at fair value (cost $68,747 in 2016 and $68,514 in 2015)	249,180	236,247
Trading securities, at fair value (cost $4,764 in 2016 and $4,443 in 2015)	5,004	4,353
Mortgage loans	3,836	3,961
Policy loans	5,282	5,618
Other long-term investments	52,349	54,151
Short-term investments	175	175
	3,271,406	3,142,760
Cash and cash equivalents	119,700	106,449
Accrued investment income	24,901	25,136
Premiums receivable (net of allowance for doubtful accounts of $1,210 in 2016 and $867 in 2015)	339,851	276,517
Deferred policy acquisition costs	159,050	168,264
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $48,582 in 2016 and $46,590 in 2015)	53,236	53,241
Reinsurance receivables and recoverables	80,940	73,527
Prepaid reinsurance premiums	4,153	3,790
Income taxes receivable	12,341	—
Goodwill and intangible assets	25,124	25,509
Other assets	15,136	15,183
TOTAL ASSETS	$4,105,838	$3,890,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,054,548	$1,003,895
Life insurance	1,364,307	1,372,358
Unearned premiums	475,908	415,057
Accrued expenses and other liabilities	204,939	200,599
Income taxes payable	—	4,917
Deferred income taxes	45,105	14,653
TOTAL LIABILITIES	$3,144,807	$3,011,479
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,390,685 and 25,151,428 shares issued and outstanding in 2016 and 2015, respectively	$25	$25
Additional paid-in capital	215,075	207,426
Retained earnings	604,652	591,009
Accumulated other comprehensive income, net of tax	141,279	80,437
TOTAL STOCKHOLDERS’ EQUITY	$961,031	$878,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,105,838	$3,890,376
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Revenues
Net premiums earned	$253,487	$229,225	$494,785	$442,396
Investment income, net of investment expenses	24,507	25,792	46,731	50,155
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $700 and $2,346 in 2016 and $995 and $2,890 in 2015; previously included in accumulated other comprehensive income)	1,596	769	3,651	1,656
Other income	183	132	291	195
Total revenues	$279,773	$255,918	$545,458	$494,402
Benefits, Losses and Expenses
Losses and loss settlement expenses	$180,412	$150,362	$322,540	$276,771
Increase in liability for future policy benefits	16,002	12,096	28,554	19,719
Amortization of deferred policy acquisition costs	52,585	44,357	102,816	86,829
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,371 and $2,742 in 2016 and $1,867 and $3,734 in 2015; previously included in accumulated other comprehensive income)	24,772	23,546	51,525	47,080
Interest on policyholders’ accounts	5,138	6,024	10,385	12,639
Total benefits, losses and expenses	$278,909	$236,385	$515,820	$443,038
Income before income taxes	$864	$19,533	$29,638	$51,364
Federal income tax expense (benefit) (includes reclassifications of ($234) and ($138) in 2016 and ($305) and ($295) in 2015; previously included in accumulated other comprehensive income)	(2,250)	4,515	4,097	12,667
Net income	$3,114	$15,018	$25,541	$38,697
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$49,332	$(36,237)	$93,208	$(23,123)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$49,332	$(36,237)	$93,208	$(23,123)
Income tax effect	(17,267)	12,682	(32,624)	8,092
Other comprehensive income (loss), after tax, before reclassification adjustments	$32,065	$(23,555)	$60,584	$(15,031)
Reclassification adjustment for net realized investment gains included in income	$(700)	$(995)	$(2,346)	$(2,890)
Reclassification adjustment for employee benefit costs included in expense	1,371	1,867	2,742	3,734
Total reclassification adjustments, before tax	$671	$872	$396	$844
Income tax effect	(234)	(305)	(138)	(295)
Total reclassification adjustments, after tax	$437	$567	$258	$549
Comprehensive income (loss)	$35,616	$(7,970)	$86,383	$24,215

Weighted average common shares outstanding	25,366,283	25,023,753	25,288,086	25,007,204
Basic earnings per common share	$0.12	$0.60	$1.01	$1.55
Diluted earnings per common share	0.12	0.59	1.00	1.54
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2016

Common stock
Balance, beginning of year	$25
Shares issued for stock-based awards (246,643 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$207,426
Compensation expense and related tax benefit for stock-based award grants	1,511
Shares issued for stock-based awards	6,138
Balance, end of period	$215,075

Retained earnings
Balance, beginning of year	$591,009
Net income	25,541
Dividends on common stock ($0.47 per share)	(11,898)
Balance, end of period	$604,652

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$80,437
Change in net unrealized investment appreciation(1)	59,059
Change in liability for underfunded employee benefit plans(2)	1,783
Balance, end of period	$141,279

Summary of changes
Balance, beginning of year	$878,897
Net income	25,541
All other changes in stockholders’ equity accounts	56,593
Balance, end of period	$961,031

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$25,541	$38,697
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,076	7,126
Depreciation and amortization	3,179	3,234
Stock-based compensation expense	1,865	1,200
Net realized investment gains	(3,651)	(1,656)
Net cash flows from trading investments	256	652
Deferred income tax benefit	(1,761)	(2,742)
Changes in:
Accrued investment income	235	799
Premiums receivable	(63,334)	(53,776)
Deferred policy acquisition costs	(11,007)	(14,557)
Reinsurance receivables	(7,413)	12,918
Prepaid reinsurance premiums	(363)	(342)
Income taxes receivable	(12,341)	(6,042)
Other assets	47	196
Future policy benefits and losses, claims and loss settlement expenses	78,807	43,735
Unearned premiums	60,851	53,048
Accrued expenses and other liabilities	7,083	15,679
Income taxes payable	(4,917)	(5,012)
Deferred income taxes	(550)	(434)
Other, net	1,474	(1,467)
Total adjustments	$55,536	$52,559
Net cash provided by operating activities	$81,077	$91,256
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,042	$8,228
Proceeds from call and maturity of held-to-maturity investments	14	41
Proceeds from call and maturity of available-for-sale investments	311,478	374,173
Proceeds from short-term and other investments	1,412	3,833
Purchase of available-for-sale investments	(338,213)	(384,065)
Purchase of short-term and other investments	(415)	(3,583)
Net purchases and sales of property and equipment	(2,825)	(3,711)
Net cash used in investing activities	$(25,507)	$(5,084)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$45,467	$57,340
Withdrawals from investment and universal life contracts	(81,672)	(129,814)
Payment of cash dividends	(11,898)	(10,503)
Repurchase of common stock	—	(1,443)
Issuance of common stock	6,138	1,375
Tax impact from issuance of common stock	(354)	(319)
Net cash used in financing activities	$(42,319)	$(83,364)
Net Change in Cash and Cash Equivalents	$13,251	$2,808
Cash and Cash Equivalents at Beginning of Period	106,449	90,574
Cash and Cash Equivalents at End of Period	$119,700	$93,382
The Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 46 states and the District of Columbia, and as a life insurer in 37 states.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The review report of Ernst & Young LLP as of June 30, 2016 and for the three- and six-month periods ended June 30, 2016 and 2015 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2016 and 2015, we made payments for income taxes totaling $24,017 and $27,216, respectively. We did not receive a tax refund during the six-month periods ended June 30, 2016 and 2015.
For the six-month periods ended June 30, 2016 and 2015, we made no interest payments (excluding interest credited to policyholders’ accounts).

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2016.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$90,547	$77,717	$168,264
Underwriting costs deferred	110,927	2,895	113,822
Amortization of deferred policy acquisition costs	(98,976)	(3,840)	(102,816)
Ending unamortized deferred policy acquisition costs	$102,498	$76,772	$179,270
Impact of unrealized gains and losses on available-for-sale securities	—	(20,220)	(20,220)
Recorded asset at June 30, 2016	$102,498	$56,552	$159,050

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $22,223 and $2,003 at June 30, 2016 and December 31, 2015, respectively.
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
We reported a federal income tax expense of $4,097 and $12,667 for the six-month periods ended June 30, 2016 and 2015, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2016 or December 31, 2015. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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

Consolidation

In February 2015, the FASB issued amendments to the consolidation guidance that a reporting entity follows to determine whether it should consolidate certain legal entities. Specifically, the new guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIE"), eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that have VIE's, particularly those with fee arrangements and related party relationships. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

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
Pending Adoption of Accounting Standards
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2020 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2021 and is currently evaluating the impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2016 and December 31, 2015, is as follows:

June 30, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds
Technology, media and telecommunications	$450	$1	$—	$451
Financial services	150	—	—	150
Mortgage-backed securities	58	1	—	59
Total Held-to-Maturity Fixed Maturities	$658	$2	$—	$660
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,831	$386	$—	$23,217
U.S. government agency	102,445	3,899	—	106,344
States, municipalities and political subdivisions
General obligations:
Midwest	145,607	6,500	—	152,107
Northeast	61,256	3,386	—	64,642
South	133,105	5,652	—	138,757
West	114,463	5,871	—	120,334
Special revenue:
Midwest	163,531	8,733	—	172,264
Northeast	46,855	2,442	—	49,297
South	193,752	10,043	14	203,781
West	93,041	5,090	—	98,131
Foreign bonds	79,744	3,428	1,012	82,160
Public utilities	218,538	11,156	281	229,413
Corporate bonds
Energy	110,618	3,361	754	113,225
Industrials	240,772	12,143	1,821	251,094
Consumer goods and services	180,924	9,191	1	190,114
Health care	84,390	4,975	—	89,365
Technology, media and telecommunications	139,573	6,186	438	145,321
Financial services	269,290	12,751	60	281,981
Mortgage-backed securities	19,609	484	21	20,072
Collateralized mortgage obligations

Government national mortgage association	132,500	5,667	173	137,994
Federal home loan mortgage corporation	144,224	7,012	49	151,187
Federal national mortgage association	110,380	6,457	85	116,752
Asset-backed securities	4,643	266	97	4,812
Total Available-for-Sale Fixed Maturities	$2,812,091	$135,079	$4,806	$2,942,364
Equity securities:
Common stocks
Public utilities	$7,231	$16,213	$161	$23,283
Energy	6,514	7,914	46	14,382
Industrials	13,252	33,200	207	46,245
Consumer goods and services	10,324	15,210	45	25,489
Health care	7,763	20,205	—	27,968
Technology, media and telecommunications	5,931	9,049	55	14,925
Financial services	17,289	79,203	73	96,419
Nonredeemable preferred stocks	443	26	—	469
Total Available-for-Sale Equity Securities	$68,747	$181,020	$587	$249,180
Total Available-for-Sale Securities	$2,880,838	$316,099	$5,393	$3,191,544

December 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$94,578	$95,444	$1,186	$1,341
Due after one year through five years	600	601	839,695	870,386	7,158	8,174
Due after five years through 10 years	—	—	910,131	958,551	850	1,065
Due after 10 years	—	—	556,331	587,166	1,846	1,978
Asset-backed securities	—	—	4,643	4,812	—	—
Mortgage-backed securities	58	59	19,609	20,072	—	—
Collateralized mortgage obligations	—	—	387,104	405,933	—	—
	$658	$660	$2,812,091	$2,942,364	$11,040	$12,558

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$846	$965	$1,362	$1,956
Trading securities
Change in fair value	98	(261)	371	(462)
Sales	461	183	461	699
Equity securities:
Available-for-sale	—	30	984	934
Trading securities
Change in fair value	237	(148)	330	(204)
Sales	(26)	—	(26)	46
Other long-term investments	—	—	—	(1,313)
Short-term investments	(43)	—	—	—
Cash equivalents	23	—	169	—
Total net realized investment gains	$1,596	$769	$3,651	$1,656
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sales	$1,074	$3,211	$3,042	$8,228
Gross realized gains	54	57	975	1,030
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2016 and 2015.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $17,562 and $16,975 at June 30, 2016 and December 31, 2015, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9,917 at June 30, 2016.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2016	2015
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$98,381	$(29,009)
Available-for-sale equity securities	12,700	(1,802)
Deferred policy acquisition costs	(20,220)	4,797
Income tax effect	(31,802)	9,105
Total change in net unrealized investment appreciation, net of tax	$59,059	$(16,909)
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2016 and December 31, 2015. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2016, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses did not warrant the recognition of an OTTI charge at June 30, 2016 or at June 30, 2015. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss, and unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at June 30, 2016. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2016 was $181. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

June 30, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
States, municipalities and political subdivisions
Special revenue
South	2	$5,524	14	—	$—	—	$5,524	14
Foreign bonds	—	—	—	5	9,834	1,012	9,834	1,012
Public utilities	1	852	6	6	6,540	275	7,392	281
Corporate bonds
Energy	7	13,989	145	6	12,315	609	26,304	754
Industrials	2	4,869	246	5	8,642	1,575	13,511	1,821
Consumer goods and services	—	—	—	4	2,480	1	2,480	1
Technology, media and telecommunications	2	4,837	15	3	10,158	423	14,995	438
Financial services	1	4,961	36	1	3,066	24	8,027	60
Mortgage-backed securities	2	5,279	10	5	1,267	11	6,546	21
Collateralized mortgage obligations
Government national mortgage association	2	5,142	28	8	14,372	145	19,514	173
Federal home loan mortgage corporation	2	6,249	3	3	6,398	46	12,647	49
Federal national mortgage association	3	3,287	9	4	4,967	76	8,254	85
Asset-backed securities	1	2,696	97	—	—	—	2,696	97
Total Available-for-Sale Fixed Maturities	25	$57,685	$609	50	$80,039	$4,197	$137,724	$4,806
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$146	$161	$146	$161
Energy	1	165	26	1	166	20	331	46
Industrials	—	—	—	6	256	207	256	207
Consumer goods and services	4	306	40	2	12	5	318	45
Technology, media and telecommunications	—	—	—	11	500	55	500	55
Financial services	3	363	19	2	160	54	523	73
Total Available-for-Sale Equity Securities	8	$834	$85	25	$1,240	$502	$2,074	$587
Total Available-for-Sale Securities	33	$58,519	$694	75	$81,279	$4,699	$139,798	$5,393

December 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	6	$6,408	$26	2	$1,634	$12	$8,042	$38
U.S. government agency	38	104,621	1,771	6	18,821	629	123,442	2,400
States, municipalities and political subdivisions
General obligations
Midwest	4	2,417	12	1	528	6	2,945	18
South	3	4,805	55	8	3,743	79	8,548	134
West	4	8,927	23	2	2,274	44	11,201	67
Special revenue
Midwest	—	—	—	1	2,494	30	2,494	30
Northeast	1	4,755	212	—	—	—	4,755	212
South	4	7,445	26	2	1,851	1	9,296	27
West	4	6,851	44	—	—	—	6,851	44
Foreign bonds	9	16,991	1,289	2	4,036	1,168	21,027	2,457
Public utilities	35	72,680	880	5	2,840	371	75,520	1,251
Corporate bonds
Energy	29	61,496	3,286	4	7,991	1,427	69,487	4,713
Industrials	38	78,588	3,631	3	6,649	3,032	85,237	6,663
Consumer goods and services	24	64,661	770	4	2,491	6	67,152	776
Health care	18	43,992	652	2	3,737	139	47,729	791
Technology, media and telecommunications	22	59,503	1,478	2	8,940	525	68,443	2,003
Financial services	49	92,814	1,143	—	—	—	92,814	1,143
Mortgage-backed securities	9	7,423	43	4	183	8	7,606	51
Collateralized mortgage obligations
Government national mortgage association	17	29,769	437	14	40,027	1,548	69,796	1,985
Federal home loan mortgage corporation	20	35,343	644	6	19,887	698	55,230	1,342
Federal national mortgage association	15	32,800	524	11	11,962	417	44,762	941
Asset-backed securities	1	985	16	—	—	—	985	16
Total Available-for-Sale Fixed Maturities	350	$743,274	$16,962	79	$140,088	$10,140	$883,362	$27,102
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$115	$193	$115	$193
Energy	10	2,868	266	—	—	—	2,868	266
Industrials	3	177	44	5	193	269	370	313
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	9	438	91	2	12	14	450	105
Financial services	6	326	51	1	136	58	462	109
Total Available-for-Sale Equity Securities	28	$3,809	$452	13	$470	$537	$4,279	$989
Total Available-for-Sale Securities	378	$747,083	$17,414	92	$140,558	$10,677	$887,641	$28,091

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

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2016 and December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$660	$658	$675	$672
Available-for-sale securities	2,942,364	2,942,364	2,824,961	2,824,961
Trading securities	12,558	12,558	12,622	12,622
Equity securities:
Available-for-sale securities	249,180	249,180	236,247	236,247
Trading securities	5,004	5,004	4,353	4,353
Mortgage loans	4,133	3,836	4,237	3,961
Policy loans	5,282	5,282	5,618	5,618
Other long-term investments	52,349	52,349	54,151	54,151
Short-term investments	175	175	175	175
Cash and cash equivalents	119,700	119,700	106,449	106,449
Corporate-owned life insurance	2,208	2,208	1,716	1,716
Liabilities
Policy reserves
Annuity (accumulations) (1)	$725,769	$708,599	$707,190	$744,931
Annuity (benefit payments)	142,031	95,798	131,899	95,467
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2016 and December 31, 2015:

June 30, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,217	$—	$23,217	$—
U.S. government agency	106,344	—	106,344	—
States, municipalities and political subdivisions
General obligations
Midwest	152,107	—	152,107	—
Northeast	64,642	—	64,642	—
South	138,757	—	138,757	—
West	120,334	—	120,334	—
Special revenue
Midwest	172,264	—	172,010	254
Northeast	49,297	—	49,297	—
South	203,781	—	203,781	—
West	98,131	—	98,131	—
Foreign bonds	82,160	—	82,160	—
Public utilities	229,413	—	229,413	—
Corporate bonds
Energy	113,225	—	113,225	—
Industrials	251,094	—	251,094	—
Consumer goods and services	190,114	—	188,927	1,187
Health care	89,365	—	89,365	—
Technology, media and telecommunications	145,321	—	145,321	—
Financial services	281,981	—	272,668	9,313
Mortgage-backed securities	20,072	—	20,072	—
Collateralized mortgage obligations
Government national mortgage association	137,994	—	137,994	—
Federal home loan mortgage corporation	151,187	—	151,187	—
Federal national mortgage association	116,752	—	116,752	—
Asset-backed securities	4,812	—	4,005	807
Total Available-for-Sale Fixed Maturities	$2,942,364	$—	$2,930,803	$11,561
Equity securities:
Common stocks
Public utilities	$23,283	$23,283	$—	$—
Energy	14,382	14,382	—	—
Industrials	46,245	46,205	40	—
Consumer goods and services	25,489	25,489	—	—
Health care	27,968	27,968	—	—

Technology, media and telecommunications	14,925	14,925	—	—
Financial services	96,419	92,427	—	3,992
Nonredeemable preferred stocks	469	469	—	—
Total Available-for-Sale Equity Securities	$249,180	$245,148	$40	$3,992
Total Available-for-Sale Securities	$3,191,544	$245,148	$2,930,843	$15,553
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,813	$—	$3,813	$—
Consumer goods and services	391	—	391	—
Health care	2,660	—	2,660	—
Technology, media and telecommunications	491	—	491	—
Financial services	4,069	—	4,069	—
Asset-backed securities	—	—	—	—
Redeemable preferred stocks	1,134	1,134	—	—
Equity securities:
Public utilities	701	701	—	—
Energy	278	278	—	—
Industrials	820	820	—	—
Consumer goods and services	817	817	—	—
Health care	334	334	—	—
Financial services	236	236	—	—
Nonredeemable preferred stocks	1,818	1,818	—	—
Total Trading Securities	$17,562	$6,138	$11,424	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$66,945	$66,945	$—	$—
Corporate-Owned Life Insurance	$2,208	$—	$2,208	$—
Total Assets Measured at Fair Value	$3,278,434	$318,406	$2,944,475	$15,553

December 31, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,649	$—	$21,649	$—
U.S. government agency	233,030	—	233,030	—
States, municipalities and political subdivisions
General obligations
Midwest	165,456	—	165,456	—
Northeast	58,445	—	58,445	—
South	128,789	—	128,789	—
West	106,814	—	106,814	—
Special revenue
Midwest	157,706	—	157,363	343
Northeast	24,599	—	24,599	—
South	148,437	—	148,437	—
West	82,041	—	82,041	—
Foreign bonds	82,528	—	82,528	—
Public utilities	215,683	—	215,683	—
Corporate bonds
Energy	113,119	—	113,119	—
Industrials	224,255	—	224,255	—
Consumer goods and services	174,597	—	173,364	1,233
Health care	93,509	—	93,509	—
Technology, media and telecommunications	142,400	—	142,400	—
Financial services	263,485	—	253,823	9,662
Mortgage-backed securities	16,738	—	16,738	—
Collateralized mortgage obligations
Government national mortgage association	119,626	—	119,626	—
Federal home loan mortgage corporation	138,909	—	138,909	—
Federal national mortgage association	107,480	—	107,480	—
Asset-backed securities	5,666	—	4,630	1,036
Total Available-for-Sale Fixed Maturities	$2,824,961	$—	$2,812,687	$12,274
Equity securities:
Common stocks
Public utilities	$19,060	$19,060	$—	$—
Energy	11,211	11,211	—	—
Industrials	44,810	44,810	—	—
Consumer goods and services	23,315	23,315	—	—
Health care	28,217	28,217	—	—
Technology, media and telecommunications	13,364	13,364	—	—
Financial services	95,694	91,588	128	3,978

Nonredeemable preferred stocks	576	576	—	—
Total Available-for-Sale Equity Securities	$236,247	$232,141	$128	$3,978
Total Available-for-Sale Securities	$3,061,208	$232,141	$2,812,815	$16,252
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. In our opinion, the pricing obtained at June 30, 2016 and December 31, 2015 was reasonable. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers.
For the three- and six-month periods ended June 30, 2016, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2016, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and six-month periods ended June 30, 2016, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2016	$344	$10,716	$925	$3,992	$15,977
Net unrealized gains (losses)(1)	(10)	25	34	—	49
Disposals	(80)	(241)	(152)	—	(473)
Balance at June 30, 2016	$254	$10,500	$807	$3,992	$15,553
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2016	$343	$10,895	$1,036	$3,978	$16,252
Net unrealized gains (losses)(1)	(9)	162	69	—	222
Purchases	—	—	—	132	132
Disposals	(80)	(557)	(298)	(118)	(1,053)
Balance at June 30, 2016	$254	$10,500	$807	$3,992	$15,553
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2016, the cash surrender value of the COLI policies was $2,208, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2016	2015	2016	2015

Net periodic benefit cost
Service cost	$1,623	$1,669	$932	$1,305
Interest cost	1,663	1,500	754	713
Expected return on plan assets	(1,988)	(1,950)	—	—
Amortization of net loss	992	1,136	379	731
Net periodic benefit cost	$2,290	$2,355	$2,065	$2,749

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2016	2015	2016	2015

Net periodic benefit cost
Service cost	$3,246	$3,338	$1,864	$2,610
Interest cost	3,326	3,000	1,508	1,426
Expected return on plan assets	(3,976)	(3,900)	—	—
Amortization of net loss	1,984	2,272	758	1,462
Net periodic benefit cost	$4,580	$4,710	$4,130	$5,498

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute $6,384 to the pension plan in 2016. For the six-month period ended June 30, 2016, we contributed $3,191 to the pension plan. We anticipate that the total contribution in 2016 will not vary significantly from our expected contribution.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group,

Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2016, there were 1,245,650 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2016	From Inception to June 30, 2016
Beginning balance	1,394,578	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(249,528)	(2,612,456)
Number of awards forfeited or expired	100,600	458,106
Ending balance	1,245,650	1,245,650
Number of option awards exercised	183,840	834,359
Number of unrestricted stock awards granted	870	7,215
Number of restricted stock awards vested	18,394	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2016, we had 74,771 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2016	From Inception to June 30, 2016
Beginning balance	69,938	300,000
Number of awards granted	(13,167)	(249,232)
Number of awards forfeited or expired	18,000	24,003
Ending balance	74,771	74,771
Number of option awards exercised	22,986	37,793
Number of restricted stock awards vested	11,385	31,556

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2016 and 2015, we recognized stock-based compensation expense of $889 and $648, respectively. For the six-month periods ended June 30, 2016 and 2015, we recognized stock-based compensation expense of $1,865 and $1,200, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2016, we had $8,865 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2016 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2016	$1,731
2017	2,964
2018	2,264
2019	1,194
2020	640
2021	72
Total	$8,865

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

We have reconciled the amounts in the following table for the three-month periods ended June 30, 2016 and 2015 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Three Months Ended June 30, 2016
Net premiums earned	$232,282	$21,205	$253,487
Investment income, net of investment expenses	11,655	12,889	24,544
Net realized investment gains	966	630	1,596
Other income	—	183	183
Total reportable segment	$244,903	$34,907	$279,810
Intersegment eliminations	(37)	—	(37)
Total revenues	$244,866	$34,907	$279,773
Net income	$3,434	$(320)	$3,114
Assets	$2,459,526	$1,646,312	$4,105,838
Invested assets	$1,723,641	$1,547,765	$3,271,406

As of and for the Three Months Ended June 30, 2015
Net premiums earned	$209,266	$20,154	$229,420
Investment income, net of investment expenses	12,139	13,673	25,812
Net realized investment gains (losses)	(177)	946	769
Other income	—	132	132
Total reportable segment	$221,228	$34,905	$256,133
Intersegment eliminations	(20)	(195)	(215)
Total revenues	$221,208	$34,710	$255,918
Net income	$13,297	$1,721	$15,018
Assets	$2,216,690	$1,674,793	$3,891,483
Invested assets	$1,581,176	$1,555,690	$3,136,866

We have reconciled the amounts in the following table for the six-month periods ended June 30, 2016 and 2015 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Six Months Ended June 30, 2016
Net premiums earned	$452,507	$42,278	$494,785
Investment income, net of investment expenses	21,064	25,741	46,805
Net realized investment gains	2,703	948	3,651
Other income	—	291	291
Total reportable segment	$476,274	$69,258	$545,532
Intersegment eliminations	(74)	—	(74)
Total revenues	$476,200	$69,258	$545,458
Net income	$25,454	$87	$25,541
Assets	$2,459,526	$1,646,312	$4,105,838
Invested assets	$1,723,641	$1,547,765	$3,271,406

As of and for the Six Months Ended June 30, 2015
Net premiums earned	$409,403	$33,382	$442,785
Investment income, net of investment expenses	22,869	27,289	50,158
Net realized investment gains (losses)	(416)	2,072	1,656
Other income	—	195	195
Total reportable segment	$431,856	$62,938	$494,794
Intersegment eliminations	(3)	(389)	(392)
Total revenues	$431,853	$62,549	$494,402
Net income	$36,400	$2,297	$38,697
Assets	$2,216,690	$1,674,793	$3,891,483
Invested assets	$1,581,176	$1,555,690	$3,136,866

NOTE 7. EARNINGS PER COMMON SHARE
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options, restricted stock awards and restricted stock unit awards.
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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
(In Thousands Except Share Data)	2016		2015
	Basic	Diluted	Basic	Diluted
Net income	$3,114	$3,114	$15,018	$15,018
Weighted-average common shares outstanding	25,366,283	25,366,283	25,023,753	25,023,753
Add dilutive effect of restricted stock unit awards	—	155,270	—	125,135
Add dilutive effect of stock options	—	273,923	—	138,742
Weighted-average common shares	25,366,283	25,795,476	25,023,753	25,287,630
Earnings per common share	$0.12	$0.12	$0.60	$0.59
Awards excluded from diluted earnings per share calculation(1)	—	—	—	431,599

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(In Thousands Except Share Data)	2016		2015
	Basic	Diluted	Basic	Diluted
Net income	$25,541	$25,541	$38,697	$38,697
Weighted-average common shares outstanding	25,288,086	25,288,086	25,007,204	25,007,204
Add dilutive effect of restricted stock unit awards	—	155,270	—	125,135
Add dilutive effect of stock options	—	186,221	—	—
Weighted-average common shares	25,288,086	25,629,577	25,007,204	25,132,339
Earnings per common share	$1.01	$1.00	$1.55	$1.54
Awards excluded from diluted earnings per share calculation(1)	—	—	—	443,596

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on either the New Credit Agreement or Previous Credit Agreement at June 30, 2016 and 2015. For the six-month periods ended June 30, 2016 and 2015, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at June 30, 2016.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2016	$155,818	$(47,041)	$108,777
Change in accumulated other comprehensive income before reclassifications	32,065	—	32,065
Reclassification adjustments from accumulated other comprehensive income (loss)	(455)	892	437
Balance as of June 30, 2016	$187,428	$(46,149)	$141,279
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2016	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	60,584	—	60,584
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,525)	1,783	258
Balance as of June 30, 2016	$187,428	$(46,149)	$141,279
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

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015, the consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2016. These financial statements are the responsibility of the Company's management.

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
August 3, 2016

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,300 independent agencies.

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

For the six-month period ended June 30, 2016, property and casualty insurance business accounted for approximately 91.5 percent of our net premiums earned, of which 92.3 percent was generated from commercial lines. Life insurance business accounted for approximately 8.5 percent of our net premiums earned, of which 78.1 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2016, approximately 47.8 percent of our property and casualty premiums were written in Texas, Iowa, California, Missouri and New Jersey; approximately 63.9 percent of our life insurance premiums were written in Iowa, Minnesota, Illinois, Wisconsin and Colorado.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2016	2015	%	2016	2015	%
Revenues
Net premiums earned	$253,487	$229,225	10.6%	$494,785	$442,396	11.8%
Investment income, net of investment expenses	24,507	25,792	(5.0)	46,731	50,155	(6.8)
Net realized investment gains	1,596	769	107.5	3,651	1,656	120.5
Other income	183	132	38.6	291	195	49.2
Total revenues	$279,773	$255,918	9.3%	$545,458	$494,402	10.3%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$180,412	$150,362	20.0%	$322,540	$276,771	16.5%
Increase in liability for future policy benefits	16,002	12,096	32.3	28,554	19,719	44.8
Amortization of deferred policy acquisition costs	52,585	44,357	18.5	102,816	86,829	18.4
Other underwriting expenses	24,772	23,546	5.2	51,525	47,080	9.4
Interest on policyholders' accounts	5,138	6,024	(14.7)	10,385	12,639	(17.8)
Total benefits, losses and expenses	$278,909	$236,385	18.0%	$515,820	$443,038	16.4%

Income before income taxes	$864	$19,533	(95.6)%	$29,638	$51,364	(42.3)%
Federal income tax expense (benefit)	(2,250)	4,515	(149.8)	4,097	12,667	(67.7)
Net income	$3,114	$15,018	(79.3)%	$25,541	$38,697	(34.0)%

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2016:

Consolidated Results of Operations

For the three-month period ended June 30, 2016, net income was $3.1 million compared to $15.0 million for the same period of 2015. The decrease in net income was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and an increase in deferred acquisition cost amortization from continued organic growth, both partially offset by an increase in net premiums earned from organic growth and geographical expansion. Consolidated net premiums earned increased to $253.5 million compared to $229.2 million for the same period of 2015.

For the six-month period ended June 30, 2016, net income was $25.5 million compared to $38.7 million for the same period of 2015. The decrease in net income was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and an increase in deferred acquisition cost amortization from continued organic growth, both partially offset by an increase in net premiums earned from organic growth and geographical expansion. Consolidated net premiums earned increased to $494.8 million compared to $442.4 million for the same period of 2015. This increase is a result of organic growth with a combination of new business writings and geographical expansion.

Losses and loss settlement expenses increased by $30.1 million during the three-month period ended June 30, 2016 compared to the same period of 2015. The net loss ratio increased by 6.1 percentage points during the three-month period ended June 30, 2016 compared to the same period of 2015. The increase in the net loss ratio is primarily due to higher catastrophe losses during the three-month period ended June 30, 2016. Pre-tax catastrophe losses were

$35.5 million compared to $20.2 million in the same period of 2015, when catastrophe losses were lower than our 10-year historical average. In the second quarter of 2016, catastrophe losses added 15.3 percentage points to the combined ratio compared with our 10-year historical average of 10.3 percentage points added to the combined ratio. The increase in catastrophe losses in the second quarter 2016 was driven by hail and wind storms primarily in Texas and the Midwest, impacting our commercial property, commercial auto, personal homeowners and personal auto lines of business.

Losses and loss settlement expenses increased by $45.8 million during the six-month period ended June 30, 2016 compared to the same period of 2015. The net loss ratio increased by 3.6 percentage points during the six-month period ended June 30, 2016 compared to the same period of 2015 primarily due to an increase in catastrophe losses. Pre-tax catastrophe losses for the six-months year-to-date were $39.9 million compared to $20.4 million in the same period of 2015.

Investment income decreased by $1.3 million and $3.4 million during the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. The decrease was primarily due to the change in value of our investments in limited liability partnerships and declining interest rates as compared to the same periods in 2015.

Consolidated Financial Condition

At June 30, 2016, the book value per share of our common stock was $37.85. We did not repurchase any shares of our common stock during the six-month period ended June 30, 2016. Under our share repurchase program, which is scheduled to expire on August 31, 2016, we were authorized to repurchase an additional 1,528,886 shares of our common stock as of June 30, 2016.

Net unrealized investment gains totaled $187.4 million as of June 30, 2016, an increase of $59.1 million, net of tax, or 46.0 percent, since December 31, 2015. The increase in net unrealized investment gains is primarily the result of a decrease in interest rates, which positively impacted the valuation of our fixed maturity security portfolio during 2016 and to a lesser extent an increase in the fair value of our equity security portfolio.

Our stockholders' equity increased to $961.0 million at June 30, 2016, from $878.9 million at December 31, 2015. The increase was attributable to net income of $25.5 million and an increase in net unrealized investment gains of $59.1 million, net of tax, partially offset by stockholder dividends of $11.9 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands Except Ratios)	2016	2015	2016	2015
Net premiums written	$272,094	$242,740	$513,003	$462,118
Net premiums earned	$232,282	$209,266	$452,507	$409,403
Losses and loss settlement expenses	(173,128)	(143,053)	(306,265)	(262,391)
Amortization of deferred policy acquisition costs	(50,563)	(42,649)	(98,976)	(83,458)
Other underwriting expenses	(19,803)	(18,716)	(41,422)	(38,120)
Underwriting gain	$(11,212)	$4,848	$5,844	$25,434

Investment income, net of investment expenses	11,618	12,119	20,990	22,866
Net realized investment gains (losses)	966	(177)	2,703	(416)
Income before income taxes	$1,372	$16,790	$29,537	$47,884

GAAP Ratios:
Net loss ratio (without catastrophes)	59.2%	58.8%	58.9%	59.1%
Catastrophes - effect on net loss ratio	15.3	9.6	8.8	5.0
Net loss ratio(1)	74.5%	68.4%	67.7%	64.1%
Expense ratio(2)	30.3	29.3	31.0	29.7
Combined ratio(3)	104.8%	97.7%	98.7%	93.8%
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

For the three- and six-month periods ended June 30, 2016, our property and casualty segment reported income before taxes of $1.4 million and $29.5 million, a decrease of $15.4 million and $18.3 million, respectively, compared to the same periods of 2015. The decrease in the three- and six-month periods ended June 30, 2016 was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and an increase in deferred acquisition cost amortization from continued organic growth, both partially offset by an increase in net premiums earned from organic growth and geographical expansion.

Net premiums earned increased 11.0 percent to $232.3 million in the three-month period ended June 30, 2016, compared to $209.3 million in the same period of 2015. Net premiums earned increased 10.5 percent to $452.5 million in the six-month period ended June 30, 2016, compared to $409.4 million in the same period of 2015. These increases are a result of organic growth from a combination of new business writings and geographic expansion.

The combined ratio increased 7.1 percentage points to 104.8 percent, for the three-month period ended June 30, 2016, compared to 97.7 percent for the same period of 2015. The combined ratio increased 4.9 percentage points to 98.7, for the six-month period ended June 30, 2016, compared to 93.8 percent for the same period of 2015. The increase in the combined ratio in the three- and six-month periods ended June 30, 2016, as compared to the same period of 2015, was primarily attributable to an increase in the net loss ratio from higher catastrophe losses and an increase in the expense ratio from an increase in deferred acquisition cost amortization from continued organic growth.

The net loss ratio, a component of the combined ratio, increased by 6.1 percentage points to 74.5 percent and 3.6 percentage points to 67.7 percent in the three- and six-month periods ended June 30, 2016, as compared to the same periods of 2015 due to higher catastrophe losses. Pre-tax catastrophe losses totaled $35.5 million and $39.9 million for the three- and six-month periods ended June 30, 2016, as compared to $20.2 million and $20.4 million in the same periods of 2015.

The expense ratio, a component of the combined ratio, was 30.3 percent and 31.0 percent for the three- and six-month periods ended June 30, 2016, an increase of 1.0 percentage points and 1.3 percentage points, respectively, as compared with the same periods of 2015. The change was primarily due to an increase in deferred acquisition cost amortization from continued organic growth, partially offset by a decrease in post-retirement benefit expenses.

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

2016 Development

The property and casualty insurance segment experienced $2.5 million and $26.4 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2016, respectively. For the three-month period ended June 30, 2016 the majority of favorable development was from commercial automobile with $3.3 million favorable development, commercial fire and allied lines with $2.5 million favorable development and workers compensation with $1.7 million favorable development, all partially offset with unfavorable development of $6.0 million in commercial liability; no other single line contributed a significant portion of the total development. For the six-month period ended June 30, 2016 the majority of favorable development was from commercial liability with $13.8 million favorable development, workers compensation with $7.2 million favorable development and commercial automobile with $6.2 million favorable development, all partially offset by commercial fire and allied lines with $4.4 million unfavorable development; no other single line contributed a significant portion of the total development. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims combined with continued successful management of litigation expenses.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2016, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2016			2015
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$71,454	$35,303	49.4%	$63,466	$36,122	56.9%
Fire and allied lines	56,012	52,758	94.2	49,708	40,366	81.2
Automobile	52,544	44,848	85.4	45,447	37,928	83.5
Workers' compensation	25,660	19,690	76.7	23,263	10,423	44.8
Fidelity and surety	5,316	(423)	(8.0)	4,566	894	19.6
Miscellaneous	450	113	25.1	675	123	18.2
Total commercial lines	$211,436	$152,289	72.0%	$187,125	$125,856	67.3%

Personal lines
Fire and allied lines	$11,090	$12,531	113.0%	$10,996	$9,066	82.4%
Automobile	6,216	6,335	101.9	5,967	4,658	78.1
Miscellaneous	270	412	152.6	253	(99)	(39.1)
Total personal lines	$17,576	$19,278	109.7%	$17,216	$13,625	79.1%
Reinsurance assumed	$3,270	$1,561	47.7%	$4,925	$3,572	72.5%
Total	$232,282	$173,128	74.5%	$209,266	$143,053	68.4%

Six Months Ended June 30,	2016			2015
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$140,788	$68,664	48.8%	$123,973	$68,679	55.4%
Fire and allied lines	108,052	86,737	80.3	97,819	69,068	70.6
Automobile	101,995	87,067	85.4	89,126	71,262	80.0
Workers' compensation	50,243	31,334	62.4	46,503	21,810	46.9
Fidelity and surety	10,510	(476)	(4.5)	9,321	2,625	28.2
Miscellaneous	839	318	37.9	1,349	124	9.2
Total commercial lines	$412,427	$273,644	66.3%	$368,091	$233,568	63.5%

Personal lines
Fire and allied lines	$21,808	$18,836	86.4%	$21,906	$15,069	68.8%
Automobile	12,300	10,544	85.7	11,798	7,855	66.6
Miscellaneous	531	595	112.1	499	112	22.4
Total personal lines	$34,639	$29,975	86.5%	$34,203	$23,036	67.4%
Reinsurance assumed	$5,441	$2,646	48.6%	$7,109	$5,787	81.4%
Total	$452,507	$306,265	67.7%	$409,403	$262,391	64.1%

•
Other liability - The net loss ratio improved 7.5 percentage points and 6.6 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change was primarily due to successful management of loss adjustment expenses which resulted in losses incurred during the first half of 2016, whereas loss adjustment expenses increased during the first half of 2015.

•
Commercial fire and allied lines - The net loss ratio deteriorated 13.0 percentage points and 9.7 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change is primarily attributable to an increase in severity in weather related catastrophe claims in the second quarter of 2016 and lower favorable development.

•
Commercial automobile - The net loss ratio deteriorated 1.9 percentage points and 5.4 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change was due to an increase in frequency and severity of claims in the fist half of 2016 as compared to the first half of 2015.

•
Workers' compensation - The net loss ratio deteriorated 31.9 percentage points and 15.5 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change was primarily due to an increase in severity of claims and a $4.2 million decrease in favorable reserve development on prior year claims in the first half of 2016 as compared to the first half of 2015. The 2015 loss ratios for this line of business were below our expectations. Despite the increase in the three-month period ended June 30, 2016, the loss ratio continues to be within our expectations for this line of business.

•
Fidelity and surety - The net loss ratio improved in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change was primarily due to salvage and subrogation received in the second quarter of 2016.

•
Personal fire and allied lines - The net loss ratio deteriorated 30.6 percentage points and 17.6 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change is primarily attributable to a significant increase in weather related catastrophe claims during the second quarter of 2016 when compared to the second quarter of 2015.

•
Personal automobile - The net loss ratio deteriorated 23.8 percentage points and 19.1 percentage points in the three- and six-month periods ended June 30, 2016, respectively, compared to the same periods of 2015. The change is primarily attributable to an increase in claim frequency due to catastrophe losses during the second quarter of 2016 when compared to the second quarter of 2015.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Revenues
Net premiums earned	$21,205	$19,959	$42,278	$32,993
Investment income, net of investment expenses	12,889	13,673	25,741	27,289
Net realized investment gains	630	946	948	2,072
Other income	183	132	291	195
Total revenues	$34,907	$34,710	$69,258	$62,549

Benefits, Losses and Expenses
Losses and loss settlement expenses	$7,284	$7,309	$16,275	$14,380
Increase in liability for future policy benefits	16,002	12,096	28,554	19,719
Amortization of deferred policy acquisition costs	2,022	1,708	3,840	3,371
Other underwriting expenses	4,969	4,830	10,103	8,960
Interest on policyholders' accounts	5,138	6,024	10,385	12,639
Total benefits, losses and expenses	$35,415	$31,967	$69,157	$59,069

Income (loss) before income taxes	$(508)	$2,743	$101	$3,480

Income before income taxes decreased $3.3 million, from income before income taxes of $2.7 million to a loss before income taxes of $0.5 million, in the three-month period ended June 30, 2016 as compared to the same period of 2015, respectively. The decrease in net income was due to a decrease in investment income and an increase in the increase in liability for future policy benefits, both partially offset by an increase in net premiums earned from higher sales of single premium whole life policies ("SPWL") and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Income before income taxes decreased $3.4 million in the six-month period ended June 30, 2016, as compared to the same period of 2015. The decrease in net income was due to a decrease in investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of SPWL and a decrease in interest on policyholders' accounts due to a decline in the amount of expense associated with the payment of interest to policyholders on annuity accounts.

Net premiums earned increased 6.2 percent to $21.2 million for the three-month period ended June 30, 2016, compared to $20.0 million in the same period of 2015. Net premiums earned increased 28.1 percent to $42.3 million for the six-month period ended June 30, 2016, compared to $33.0 million in the same period of 2015. The increase in net premiums earned was primarily due to an increase in sales of SPWL policies.

Net investment income decreased 5.7 percent to $12.9 million for the three-month period ended June 30, 2016, compared to $13.7 million for the same period of 2015. Net investment income decreased 5.7 percent to $25.7 million for the six-month period ended June 30, 2016, compared to $27.3 million for the same period of 2015.The decrease was primarily due to lower invested assets from declining annuity account values and from the low interest rate environment.

The increase in liability for future policy benefits increased in the three- and six-month periods ended June 30, 2016, compared to the same periods of 2015, due to an increase in sales of SPWL policies.

Deferred annuity deposits decreased 2.4 percent and 26.8 percent, respectively, for the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. We continue to execute our strategy to maintain profitability rather than market share in the low interest rate environment, as spreads increased 42 basis points as compared to the same period of 2015.

Net cash outflow related to our annuity business was $20.1 million and $39.7 million, respectively, in the three- and six-month periods ended June 30, 2016, compared to a net cash outflow of $44.2 million and $79.3 million in the same periods of 2015. We attribute this to our strategy to maintain profitability on annuity products as previously described.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.3 billion at June 30, 2016, compared to $3.1 billion at December 31, 2015, an increase of $128.6 million. At June 30, 2016, fixed maturity securities and equity securities made up 90.3 percent and 7.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2016 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$600	—%	$58	—%	$658	—%
Available-for-sale	1,440,593	83.6	1,501,771	97.0	2,942,364	89.9
Trading securities	12,558	0.7	—	—	12,558	0.4
Equity securities
Available-for-sale	227,431	13.2	21,749	1.4	249,180	7.6
Trading securities	5,004	0.3	—	—	5,004	0.2
Mortgage loans	—	—	3,836	0.3	3,836	0.1
Policy loans	—	—	5,282	0.3	5,282	0.2
Other long-term investments	37,280	2.2	15,069	1.0	52,349	1.6
Short-term investments	175	—	—	—	175	—
Total	$1,723,641	100.0%	$1,547,765	100.0%	$3,271,406	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At June 30, 2016, we classified $2.9 billion, or 99.6 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2015. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2016 and December 31, 2015, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2016 and December 31, 2015. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands)	June 30, 2016		December 31, 2015
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$777,312	26.3%	$838,318	29.6%
AA	827,851	28.0	724,023	25.5
A	702,218	23.8	670,098	23.6
Baa/BBB	571,578	19.3	556,667	19.6
Other/Not Rated	76,621	2.6	49,149	1.7
	$2,955,580	100.0%	$2,838,255	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 5.0 percent and 6.8 percent in the three- and six-month periods ended June 30, 2016, respectively, compared with the same period of 2015. The decrease in the three- and six-month periods ended June 30, 2016 was primarily due to the change in value of our investments in limited liability partnerships and the low interest rate environment as compared to the same periods in 2015. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2016, the change in value of our investments in limited liability partnerships resulted in an increase of $1.2 million and a decrease of $0.3 million, respectively to investment income as compared to an increase of $2.2 million and $2.9 million, respectively, to investment income in the same periods of 2015. This resulted in $1.0 million and $3.2 million less in investment income in the three- and six-month periods ended June 30, 2016, respectively.

Our net realized investment gains were $1.6 million and $3.7 million, respectively, during the three- and six-month periods ended June 30, 2016, as compared with $0.8 million and $1.7 million, respectively in the same period of 2015.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2016 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2016 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three- and six-month periods ended June 30, 2016, there were no other-than-temporary impairment write-downs.

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

The following table displays a summary of cash sources and uses in 2016 and 2015.

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2016	2015
Cash provided by (used in)
Operating activities	$81,077	$91,256
Investing activities	(25,507)	(5,084)
Financing activities	(42,319)	(83,364)
Net increase in cash and cash equivalents	$13,251	$2,808
Operating Activities
Net cash flows provided by operating activities totaled $81.1 million and $91.3 million for the six-month periods ended June 30, 2016 and 2015, respectively. The decrease in operating cash flows in the six-month period ended June 30, 2016 is primarily due to the decrease in net income. Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2016 and 2015.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 30.4 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2016, our cash and cash equivalents included $66.9 million related to these money market accounts, compared to $20.8 million at December 31, 2015.
Net cash flows used in investing activities were $25.5 million for the six-month period ended June 30, 2016 compared to $5.1 million for the six-month period ended June 30, 2015. For the six-month periods ended June 30, 2016 and 2015, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $315.9 million and $386.3 million, respectively.
Our cash outflows for investment purchases were $338.6 million for the six-month period ended June 30, 2016, compared to $387.6 million for the same period of 2015.
Financing Activities
Net cash flows used in financing activities were $42.3 million and $83.4 million for the six-month periods ended June 30, 2016 and 2015, respectively. The decrease reflects a lower level of net annuity withdrawals and the increase in the issuance of common stock in the six-month period ended June 30, 2016, compared to the same period of 2015.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of June 30, 2016, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.

Dividends
Dividends paid to shareholders totaled $11.9 million and $10.5 million in the six-month periods ended June 30, 2016 and 2015, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2016, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $67.6 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting our cash obligations of United Fire Group, Inc.
Stockholders' Equity
Stockholders' equity increased 9.3 percent to $961.0 million at June 30, 2016, from $878.9 million at December 31, 2015. The increase was primarily attributable to net income of $25.5 million and an increase in net unrealized investment gains of $59.1 million, net of tax, during the first six months of 2016, partially offset by shareholder dividends of $11.9 million. At June 30, 2016, the book value per share of our common stock was $37.85 compared to $34.94 at December 31, 2015.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9.9 million at June 30, 2016.

MEASUREMENT OF RESULTS
Management evaluates our operations by monitoring key measures of growth and profitability. The following section provides further explanation of the key measures management uses to evaluate our results.

Catastrophe losses is a commonly used financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
ISO catastrophes	$35,232	$19,823	$39,169	$20,034
Non-ISO catastrophes (1)	292	347	697	347
Total catastrophes	$35,524	$20,170	$39,866	$20,381
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2016, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2016 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2016.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2016 - 4/30/2016	—	$—	—	1,528,886
5/1/2016 - 5/31/2016	—	—	—	1,528,886
6/1/2016 - 6/30/2016	—	—	—	1,528,886
Total	—	$—	—
(1) Our share repurchase program was originally announced in August 2007. In August 2014, our Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of common stock through the end of August 2016. This is in addition to the 818,601 shares of common stock remaining under its previous authorization in August 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Filed herewith
10.1	Director’s Restricted Stock Agreement amended as of May 18, 2016.	X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 3, 2016	August 3, 2016
(Date)	(Date)