Form 10-Q
period 2016-09-30
UNITED FIRE GROUP INC
filed 2016-11-02
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of October 31, 2016, 25,357,805 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2016

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
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $655 in 2016 and $675 in 2015)	$652	$672
Available-for-sale, at fair value (amortized cost $2,801,074 in 2016 and $2,793,069 in 2015)	2,916,464	2,824,961
Trading securities, at fair value (amortized cost $11,587 in 2016 and $11,475 in 2015)	13,253	12,622
Equity securities
Available-for-sale, at fair value (cost $67,909 in 2016 and $68,514 in 2015)	251,101	236,247
Trading securities, at fair value (cost $4,410 in 2016 and $4,443 in 2015)	4,645	4,353
Mortgage loans	3,772	3,961
Policy loans	5,300	5,618
Other long-term investments	57,787	54,151
Short-term investments	175	175
	3,253,149	3,142,760
Cash and cash equivalents	140,944	106,449
Accrued investment income	27,007	25,136
Premiums receivable (net of allowance for doubtful accounts of $1,248 in 2016 and $867 in 2015)	331,242	276,517
Deferred policy acquisition costs	157,238	168,264
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $50,043 in 2016 and $46,590 in 2015)	54,994	53,241
Reinsurance receivables and recoverables	87,159	73,527
Prepaid reinsurance premiums	4,002	3,790
Income taxes receivable	11,732	—
Goodwill and intangible assets	24,932	25,509
Other assets	14,638	15,183
TOTAL ASSETS	$4,107,037	$3,890,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,090,167	$1,003,895
Life insurance	1,355,639	1,372,358
Unearned premiums	468,745	415,057
Accrued expenses and other liabilities	189,519	200,599
Income taxes payable	—	4,917
Deferred income taxes	43,787	14,653
TOTAL LIABILITIES	$3,147,857	$3,011,479
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,357,605 and 25,151,428 shares issued and outstanding in 2016 and 2015, respectively	$25	$25
Additional paid-in capital	213,957	207,426
Retained earnings	610,672	591,009
Accumulated other comprehensive income, net of tax	134,526	80,437
TOTAL STOCKHOLDERS’ EQUITY	$959,180	$878,897
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,107,037	$3,890,376
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2016	2015	2016	2015
Revenues
Net premiums earned	$260,069	$239,421	$754,854	$681,817
Investment income, net of investment expenses	26,690	24,050	73,421	74,205
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $2,320 and $4,666 in 2016 and $1,825 and $4,715 in 2015; previously included in accumulated other comprehensive income)	2,590	966	6,241	2,622
Other income	145	123	436	318
Total revenues	$289,494	$264,560	$834,952	$758,962
Benefits, Losses and Expenses
Losses and loss settlement expenses	$176,555	$144,526	$499,095	$421,297
Increase in liability for future policy benefits	14,091	12,784	42,645	32,503
Amortization of deferred policy acquisition costs	54,116	48,697	156,932	135,526
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,371 and $4,113 in 2016 and $1,867 and $5,601 in 2015; previously included in accumulated other comprehensive income)	24,574	26,161	76,099	73,241
Interest on policyholders’ accounts	4,983	5,568	15,368	18,207
Total benefits, losses and expenses	$274,319	$237,736	$790,139	$680,774
Income before income taxes	$15,175	$26,824	$44,813	$78,188
Federal income tax expense (benefit) (includes reclassifications of ($332) and ($194) in 2016 and $15 and $310 in 2015; previously included in accumulated other comprehensive income)	2,807	7,290	6,904	19,957
Net income	$12,368	$19,534	$37,909	$58,231
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(9,440)	$(2,008)	$83,768	$(25,131)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(9,440)	$(2,008)	$83,768	$(25,131)
Income tax effect	3,304	703	(29,320)	8,795
Other comprehensive income (loss), after tax, before reclassification adjustments	$(6,136)	$(1,305)	$54,448	$(16,336)
Reclassification adjustment for net realized investment gains included in income	$(2,320)	$(1,825)	$(4,666)	$(4,715)
Reclassification adjustment for employee benefit costs included in expense	1,371	1,867	4,113	5,601
Total reclassification adjustments, before tax	$(949)	$42	$(553)	$886
Income tax effect	332	(15)	194	(310)
Total reclassification adjustments, after tax	$(617)	$27	$(359)	$576
Comprehensive income	$5,615	$18,256	$91,998	$42,471

Weighted average common shares outstanding	25,389,633	25,067,080	25,322,427	25,027,382
Basic earnings per common share	$0.49	$0.78	$1.50	$2.33
Diluted earnings per common share	0.48	0.77	1.47	2.31
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2016

Common stock
Balance, beginning of year	$25
Shares repurchased (67,492 shares)	—
Shares issued for stock-based awards (292,440 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$207,426
Compensation expense and related tax benefit for stock-based award grants	2,249
Shares repurchased	(2,867)
Shares issued for stock-based awards	7,149
Balance, end of period	$213,957

Retained earnings
Balance, beginning of year	$591,009
Net income	37,909
Dividends on common stock ($0.72 per share)	(18,246)
Balance, end of period	$610,672

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$80,437
Change in net unrealized investment appreciation(1)	51,415
Change in liability for underfunded employee benefit plans(2)	2,674
Balance, end of period	$134,526

Summary of changes
Balance, beginning of year	$878,897
Net income	37,909
All other changes in stockholders’ equity accounts	42,374
Balance, end of period	$959,180

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2016	2015
Cash Flows From Operating Activities
Net income	$37,909	$58,231
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	10,883	10,534
Depreciation and amortization	4,879	7,706
Stock-based compensation expense	2,731	1,817
Net realized investment gains	(6,241)	(2,622)
Net cash flows from trading investments	(36)	2,663
Deferred income tax benefit	(2,187)	(3,854)
Changes in:
Accrued investment income	(1,871)	(304)
Premiums receivable	(54,725)	(46,628)
Deferred policy acquisition costs	(8,831)	(16,884)
Reinsurance receivables	(13,632)	12,395
Prepaid reinsurance premiums	(212)	(266)
Income taxes receivable	(11,732)	(1,928)
Other assets	545	(1,561)
Future policy benefits and losses, claims and loss settlement expenses	128,657	60,932
Unearned premiums	53,688	50,097
Accrued expenses and other liabilities	(6,966)	811
Income taxes payable	(4,917)	(5,012)
Deferred income taxes	2,196	(499)
Other, net	(2,069)	(1,221)
Total adjustments	$90,160	$66,176
Net cash provided by operating activities	$128,069	$124,407
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,049	$8,228
Proceeds from call and maturity of held-to-maturity investments	20	108
Proceeds from call and maturity of available-for-sale investments	428,009	527,365
Proceeds from short-term and other investments	2,235	4,221
Purchase of available-for-sale investments	(446,156)	(502,086)
Purchase of short-term and other investments	(3,091)	(4,643)
Net purchases and sales of property and equipment	(6,090)	(10,763)
Net cash (used in) provided by investing activities	$(20,024)	$22,430
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$63,967	$78,733
Withdrawals from investment and universal life contracts	(123,071)	(175,840)
Payment of cash dividends	(18,246)	(16,024)
Repurchase of common stock	(2,867)	(2,423)
Issuance of common stock	7,149	2,679
Tax impact from issuance of common stock	(482)	(475)
Net cash used in financing activities	$(73,550)	$(113,350)
Net Change in Cash and Cash Equivalents	$34,495	$33,487
Cash and Cash Equivalents at Beginning of Period	106,449	90,574
Cash and Cash Equivalents at End of Period	$140,944	$124,061
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015. The review report of Ernst & Young LLP as of September 30, 2016 and for the three- and nine-month periods ended September 30, 2016 and 2015 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2016 and 2015, we made payments for income taxes totaling $24,026 and $31,724, respectively. We did not receive a tax refund during the nine-month periods ended September 30, 2016 and 2015.
For the nine-month periods ended September 30, 2016 and 2015, we made no interest payments (excluding interest credited to policyholders’ accounts).

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2016.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$90,547	$77,717	$168,264
Underwriting costs deferred	161,484	4,279	165,763
Amortization of deferred policy acquisition costs	(151,216)	(5,716)	(156,932)
Ending unamortized deferred policy acquisition costs	$100,815	$76,280	$177,095
Impact of unrealized gains and losses on available-for-sale securities	—	(19,857)	(19,857)
Recorded asset at September 30, 2016	$100,815	$56,423	$157,238

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $21,860 and $2,003 at September 30, 2016 and December 31, 2015, respectively.
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
We reported a federal income tax expense of $6,904 and $19,957 for the nine-month periods ended September 30, 2016 and 2015, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2016 or December 31, 2015. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Pending Adoption of Accounting Standards
Share-Based Payments
In March 2016, the FASB issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2017 and is currently evaluating the impact on the Company's financial position and results of operations.
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company will adopt the new guidance as of January 1, 2017. The adoption will have no impact on the Company's financial position and results of operations.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance as of January

1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations and considering which portions of the guidance, if any, apply to the Company.
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
Statement of Cash Flows - Classification of Certain Cash Receipts and Payments
In August 2016, the FASB issued an update that clarifies the classification of certain cash receipts and payments in the Statement of Cash Flows. The update addresses eight existing cash flow issues by clarifying the correct classification to establish uniformity in practice. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of September 30, 2016 and December 31, 2015, is as follows:

September 30, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds
Technology, media and telecommunications	$450	$2	$—	$452
Financial services	150	—	—	150
Mortgage-backed securities	52	1	—	53
Total Held-to-Maturity Fixed Maturities	$652	$3	$—	$655
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,966	$281	$1	$22,246
U.S. government agency	71,717	2,893	3	74,607
States, municipalities and political subdivisions
General obligations:
Midwest	153,150	5,302	90	158,362
Northeast	58,373	2,836	—	61,209
South	132,843	4,444	314	136,973
West	123,845	4,631	180	128,296
Special revenue:
Midwest	161,368	6,799	56	168,111
Northeast	54,109	1,863	98	55,874
South	208,747	7,399	542	215,604
West	100,225	4,069	184	104,110
Foreign bonds	71,011	3,484	894	73,601
Public utilities	217,670	10,539	83	228,126
Corporate bonds
Energy	110,345	3,747	187	113,905
Industrials	232,088	12,192	668	243,612
Consumer goods and services	179,502	9,422	—	188,924
Health care	82,497	4,928	—	87,425
Technology, media and telecommunications	141,598	6,225	168	147,655
Financial services	266,576	12,262	20	278,818
Mortgage-backed securities	18,422	465	8	18,879

Collateralized mortgage obligations
Government national mortgage association	131,200	4,635	289	135,546
Federal home loan mortgage corporation	153,379	5,626	262	158,743
Federal national mortgage association	105,952	5,439	131	111,260
Asset-backed securities	4,491	318	231	4,578
Total Available-for-Sale Fixed Maturities	$2,801,074	$119,799	$4,409	$2,916,464
Equity securities:
Common stocks
Public utilities	$6,394	$13,718	$198	$19,914
Energy	6,514	7,988	39	14,463
Industrials	13,252	34,387	215	47,424
Consumer goods and services	10,324	15,059	43	25,340
Health care	7,763	21,100	—	28,863
Technology, media and telecommunications	5,931	9,214	37	15,108
Financial services	17,288	82,294	65	99,517
Nonredeemable preferred stocks	443	29	—	472
Total Available-for-Sale Equity Securities	$67,909	$183,789	$597	$251,101
Total Available-for-Sale Securities	$2,868,983	$303,588	$5,006	$3,167,565

December 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$99,301	$100,197	$2,430	$2,919
Due after one year through five years	450	452	820,503	851,672	6,036	6,905
Due after five years through 10 years	—	—	879,226	926,253	961	1,133
Due after 10 years	—	—	588,600	609,336	2,160	2,296
Asset-backed securities	—	—	4,491	4,578	—	—
Mortgage-backed securities	52	53	18,422	18,879	—	—
Collateralized mortgage obligations	—	—	390,531	405,549	—	—
	$652	$655	$2,801,074	$2,916,464	$11,587	$13,253

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$945	$407	$2,307	$2,363
Trading securities
Change in fair value	148	(999)	519	(1,461)
Sales	107	531	568	1,230
Equity securities:
Available-for-sale	1,375	1,418	2,359	2,352
Trading securities
Change in fair value	(5)	(430)	325	(634)
Sales	20	39	(6)	85
Other long-term investments	—	—	—	(1,313)
Cash equivalents	—	—	169	—
Total net realized investment gains	$2,590	$966	$6,241	$2,622
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sales	$2,007	$—	$5,049	$8,228
Gross realized gains	11	—	986	1,030
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2016 and 2015.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $17,898 and $16,975 at September 30, 2016 and December 31, 2015, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9,709 at September 30, 2016.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2016	2015
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$83,498	$(12,841)
Available-for-sale equity securities	15,459	(19,119)
Deferred policy acquisition costs	(19,857)	2,113
Income tax effect	(27,685)	10,447
Total change in net unrealized investment appreciation, net of tax	$51,415	$(19,400)
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at September 30, 2016 and December 31, 2015. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2016, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2016 or at September 30, 2015. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2016 or September 30, 2015. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2016 was $198. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

September 30, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$1,625	$1	—	$—	$—	$1,625	$1
U.S. government agency	1	3,697	3	—	—	—	3,697	3
States, municipalities and political subdivisions
General obligations
Midwest	2	9,909	90	—	—	—	9,909	90
South	7	16,784	314	—	—	—	16,784	314
West	6	16,353	180	—	—	—	16,353	180
Special revenue
Midwest	3	6,008	56	—	—	—	6,008	56
Northeast	6	13,978	98	—	—	—	13,978	98
South	14	$37,375	542	—	$—	—	$37,375	542
West	9	19,130	184	—	—	—	19,130	184
Foreign bonds	—	—	—	3	6,929	894	6,929	894
Public utilities	—	—	—	5	3,097	83	3,097	83
Corporate bonds
Energy	3	5,345	40	4	9,209	147	14,554	187
Industrials	—	—	—	5	9,522	668	9,522	668
Technology, media and telecommunications	1	2,198	8	3	10,403	160	12,601	168
Financial services	—	—	—	2	8,036	20	8,036	20
Mortgage-backed securities	—	—	—	4	1,262	8	1,262	8
Collateralized mortgage obligations
Government national mortgage association	5	12,340	88	9	14,097	201	26,437	289
Federal home loan mortgage corporation	7	31,530	175	3	5,977	87	37,507	262
Federal national mortgage association	1	5,001	21	4	4,712	110	9,713	131
Asset-backed securities	1	2,571	231	—	—	—	2,571	231
Total Available-for-Sale Fixed Maturities	68	$183,844	$2,031	42	$73,244	$2,378	$257,088	$4,409
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$109	$198	$109	$198
Energy	1	150	1	2	339	38	489	39
Industrials	—	—	—	6	197	215	197	215
Consumer goods and services	3	299	39	2	14	4	313	43
Technology, media and telecommunications	4	15	1	11	519	36	534	37
Financial services	1	80	1	4	451	64	531	65
Total Available-for-Sale Equity Securities	9	$544	$42	28	$1,629	$555	$2,173	$597
Total Available-for-Sale Securities	77	$184,388	$2,073	70	$74,873	$2,933	$259,261	$5,006

December 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	6	$6,408	$26	2	$1,634	$12	$8,042	$38
U.S. government agency	38	104,621	1,771	6	18,821	629	123,442	2,400
States, municipalities and political subdivisions
General obligations
Midwest	4	2,417	12	1	528	6	2,945	18
South	3	4,805	55	8	3,743	79	8,548	134
West	4	8,927	23	2	2,274	44	11,201	67
Special revenue
Midwest	—	—	—	1	2,494	30	2,494	30
Northeast	1	4,755	212	—	—	—	4,755	212
South	4	7,445	26	2	1,851	1	9,296	27
West	4	6,851	44	—	—	—	6,851	44
Foreign bonds	9	16,991	1,289	2	4,036	1,168	21,027	2,457
Public utilities	35	72,680	880	5	2,840	371	75,520	1,251
Corporate bonds
Energy	29	61,496	3,286	4	7,991	1,427	69,487	4,713
Industrials	38	78,588	3,631	3	6,649	3,032	85,237	6,663
Consumer goods and services	24	64,661	770	4	2,491	6	67,152	776
Health care	18	43,992	652	2	3,737	139	47,729	791
Technology, media and telecommunications	22	59,503	1,478	2	8,940	525	68,443	2,003
Financial services	49	92,814	1,143	—	—	—	92,814	1,143
Mortgage-backed securities	9	7,423	43	4	183	8	7,606	51
Collateralized mortgage obligations
Government national mortgage association	17	29,769	437	14	40,027	1,548	69,796	1,985
Federal home loan mortgage corporation	20	35,343	644	6	19,887	698	55,230	1,342
Federal national mortgage association	15	32,800	524	11	11,962	417	44,762	941
Asset-backed securities	1	985	16	—	—	—	985	16
Total Available-for-Sale Fixed Maturities	350	$743,274	$16,962	79	$140,088	$10,140	$883,362	$27,102
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$115	$193	$115	$193
Energy	10	2,868	266	—	—	—	2,868	266
Industrials	3	177	44	5	193	269	370	313
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	9	438	91	2	12	14	450	105
Financial services	6	326	51	1	136	58	462	109
Total Available-for-Sale Equity Securities	28	$3,809	$452	13	$470	$537	$4,279	$989
Total Available-for-Sale Securities	378	$747,083	$17,414	92	$140,558	$10,677	$887,641	$28,091

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

Policy reserves are developed and recorded for deferred annuities, which is an interest-sensitive product, and income annuities. The fair value of the reserve liability for these annuity products is based upon an estimate of the discounted pretax cash flows that are forecast for the underlying business, which is a Level 3 fair value measurement. We base the discount rate on the current U.S. Treasury spot yield curve, which is then risk-adjusted for nonperformance risk and, for interest-sensitive business and market risk factors. The risk-adjusted discount rate is developed using interest rates that are available in the market and representative of the risks applicable to the underlying business.

Corporate-Owned Life Insurance

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2016, the cash surrender value of the COLI policies was $2,406, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2016 and December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$655	$652	$675	$672
Available-for-sale securities	2,916,464	2,916,464	2,824,961	2,824,961
Trading securities	13,253	13,253	12,622	12,622
Equity securities:
Available-for-sale securities	251,101	251,101	236,247	236,247
Trading securities	4,645	4,645	4,353	4,353
Mortgage loans	4,063	3,772	4,237	3,961
Policy loans	5,300	5,300	5,618	5,618
Other long-term investments	57,787	57,787	54,151	54,151
Short-term investments	175	175	175	175
Cash and cash equivalents	140,944	140,944	106,449	106,449
Corporate-owned life insurance	2,406	2,406	1,716	1,716
Liabilities
Policy reserves
Annuity (accumulations) (1)	$702,251	$685,591	$707,190	$744,931
Annuity (benefit payments)	142,013	95,798	131,899	95,467
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2016 and December 31, 2015:

September 30, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,246	$—	$22,246	$—
U.S. government agency	74,607	—	74,607	—
States, municipalities and political subdivisions
General obligations
Midwest	158,362	—	158,362	—
Northeast	61,209	—	61,209	—
South	136,973	—	136,973	—
West	128,296	—	128,296	—
Special revenue
Midwest	168,111	—	167,857	254
Northeast	55,874	—	55,874	—
South	215,604	—	215,604	—
West	104,110	—	104,110	—
Foreign bonds	73,601	—	73,601	—
Public utilities	228,126	—	228,126	—
Corporate bonds

Energy	113,905	—	113,905	—
Industrials	243,612	—	243,612	—
Consumer goods and services	188,924	—	187,779	1,145
Health care	87,425	—	87,425	—
Technology, media and telecommunications	147,655	—	147,655	—
Financial services	278,818	—	269,636	9,182
Mortgage-backed securities	18,879	—	18,879	—
Collateralized mortgage obligations
Government national mortgage association	135,546	—	135,546	—
Federal home loan mortgage corporation	158,743	—	158,743	—
Federal national mortgage association	111,260	—	111,260	—
Asset-backed securities	4,578	—	3,906	672
Total Available-for-Sale Fixed Maturities	$2,916,464	$—	$2,905,211	$11,253
Equity securities:
Common stocks
Public utilities	$19,914	$19,914	$—	$—
Energy	14,463	14,463	—	—
Industrials	47,424	47,424	—	—
Consumer goods and services	25,340	25,340	—	—
Health care	28,863	28,863	—	—
Technology, media and telecommunications	15,108	15,108	—	—
Financial services	99,517	95,525	—	3,992
Nonredeemable preferred stocks	472	472	—	—
Total Available-for-Sale Equity Securities	$251,101	$247,109	$—	$3,992
Total Available-for-Sale Securities	$3,167,565	$247,109	$2,905,211	$15,245
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,833	$—	$3,833	$—
Consumer goods and services	538	—	538	—
Health care	2,794	—	2,794	—
Technology, media and telecommunications	810	—	810	—
Financial services	4,155	—	4,155	—
Asset-backed securities	—	—	—	—
Redeemable preferred stocks	1,123	1,123	—	—
Equity securities:
Public utilities	594	594	—	—
Energy	287	287	—	—
Industrials	812	812	—	—

Consumer goods and services	788	788	—	—
Health care	361	361	—	—
Financial services	232	232	—	—
Nonredeemable preferred stocks	1,571	1,571	—	—
Total Trading Securities	$17,898	$5,768	$12,130	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$58,262	$58,262	$—	$—
Corporate-Owned Life Insurance	$2,406	$—	$2,406	$—
Total Assets Measured at Fair Value	$3,246,306	$311,314	$2,919,747	$15,245

December 31, 2015		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,649	$—	$21,649	$—
U.S. government agency	233,030	—	233,030	—
States, municipalities and political subdivisions
General obligations
Midwest	165,456	—	165,456	—
Northeast	58,445	—	58,445	—
South	128,789	—	128,789	—
West	106,814	—	106,814	—
Special revenue
Midwest	157,706	—	157,363	343
Northeast	24,599	—	24,599	—
South	148,437	—	148,437	—
West	82,041	—	82,041	—
Foreign bonds	82,528	—	82,528	—
Public utilities	215,683	—	215,683	—
Corporate bonds
Energy	113,119	—	113,119	—
Industrials	224,255	—	224,255	—
Consumer goods and services	174,597	—	173,364	1,233
Health care	93,509	—	93,509	—
Technology, media and telecommunications	142,400	—	142,400	—
Financial services	263,485	—	253,823	9,662
Mortgage-backed securities	16,738	—	16,738	—
Collateralized mortgage obligations
Government national mortgage association	119,626	—	119,626	—
Federal home loan mortgage corporation	138,909	—	138,909	—
Federal national mortgage association	107,480	—	107,480	—
Asset-backed securities	5,666	—	4,630	1,036
Total Available-for-Sale Fixed Maturities	$2,824,961	$—	$2,812,687	$12,274
Equity securities:
Common stocks
Public utilities	$19,060	$19,060	$—	$—
Energy	11,211	11,211	—	—
Industrials	44,810	44,810	—	—
Consumer goods and services	23,315	23,315	—	—
Health care	28,217	28,217	—	—
Technology, media and telecommunications	13,364	13,364	—	—
Financial services	95,694	91,588	128	3,978

Nonredeemable preferred stocks	576	576	—	—
Total Available-for-Sale Equity Securities	$236,247	$232,141	$128	$3,978
Total Available-for-Sale Securities	$3,061,208	$232,141	$2,812,815	$16,252
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

We use a market-based approach for valuing all of our Level 2 securities and submit them primarily to a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at September 30, 2016 and December 31, 2015 was reasonable.
For the three- and nine-month periods ended September 30, 2016, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and nine-month periods ended September 30, 2016, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and nine-month periods ended September 30, 2016, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2016	$254	$10,500	$807	$3,992	$15,553
Net unrealized gains (losses)(1)	—	156	22	—	178
Disposals	—	(329)	(157)	—	(486)
Balance at September 30, 2016	$254	$10,327	$672	$3,992	$15,245
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2016	$343	$10,895	$1,036	$3,978	$16,252
Net unrealized gains (losses)(1)	(9)	318	91	—	400
Purchases	—	—	—	132	132
Disposals	(80)	(886)	(455)	(118)	(1,539)
Balance at September 30, 2016	$254	$10,327	$672	$3,992	$15,245
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

NOTE 4. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2016	2015	2016	2015

Net periodic benefit cost
Service cost	$1,623	$1,669	$932	$1,305
Interest cost	1,663	1,500	754	713
Expected return on plan assets	(1,988)	(1,950)	—	—
Amortization of net loss	992	1,136	379	731
Net periodic benefit cost	$2,290	$2,355	$2,065	$2,749

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2016	2015	2016	2015

Net periodic benefit cost
Service cost	$4,869	$5,007	$2,796	$3,915
Interest cost	4,989	4,500	2,262	2,139
Expected return on plan assets	(5,964)	(5,850)	—	—
Amortization of net loss	2,976	3,408	1,137	2,193
Net periodic benefit cost	$6,870	$7,065	$6,195	$8,247

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute $6,384 to the pension plan in 2016. For the nine-month period ended September 30, 2016, we contributed $16,383 to the pension plan. In September 2016, the Company contributed an additional $10,000 to the pension plan for tax advantages and to reduce future obligations.

NOTE 5. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2016, there were 1,245,650 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2016	From Inception to September 30, 2016
Beginning balance	1,394,578	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(249,528)	(2,612,456)
Number of awards forfeited or expired	100,600	458,106
Ending balance	1,245,650	1,245,650
Number of option awards exercised	209,352	859,871
Number of unrestricted stock awards granted	870	7,215
Number of restricted stock awards vested	18,394	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2016, we had 74,771 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2016	From Inception to September 30, 2016
Beginning balance	69,938	300,000
Number of awards granted	(13,167)	(249,232)
Number of awards forfeited or expired	18,000	24,003
Ending balance	74,771	74,771
Number of option awards exercised	31,886	46,693
Number of restricted stock awards vested	11,385	31,556
Stock-Based Compensation Expense

For the three-month periods ended September 30, 2016 and 2015, we recognized stock-based compensation expense of $865 and $616, respectively. For the nine-month periods ended September 30, 2016 and 2015, we recognized stock-based compensation expense of $2,731 and $1,817, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2016, we had $8,000 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2016 and subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2016	$865
2017	2,964
2018	2,264
2019	1,194
2020	640
2021	73
Total	$8,000

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

We have reconciled the amounts in the following table for the three-month periods ended September 30, 2016 and 2015 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Three Months Ended September 30, 2016
Net premiums earned	$239,469	$20,600	$260,069
Investment income, net of investment expenses	14,065	12,663	26,728
Net realized investment gains	2,129	461	2,590
Other income	—	145	145
Total reportable segment	$255,663	$33,869	$289,532
Intersegment eliminations	(38)	—	(38)
Total revenues	$255,625	$33,869	$289,494
Net income	$11,628	$740	$12,368
Assets	$2,468,258	$1,638,779	$4,107,037
Invested assets	$1,735,153	$1,517,996	$3,253,149

As of and for the Three Months Ended September 30, 2015
Net premiums earned	$218,993	$20,627	$239,620
Investment income, net of investment expenses	10,741	13,334	24,075
Net realized investment gains	732	234	966
Other income	—	123	123
Total reportable segment	$230,466	$34,318	$264,784
Intersegment eliminations	(25)	(199)	(224)
Total revenues	$230,441	$34,119	$264,560
Net income	$18,020	$1,514	$19,534
Assets	$2,231,851	$1,644,165	$3,876,016
Invested assets	$1,572,222	$1,524,232	$3,096,454

We have reconciled the amounts in the following table for the nine-month periods ended September 30, 2016 and 2015 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Nine Months Ended September 30, 2016
Net premiums earned	$691,976	$62,878	$754,854
Investment income, net of investment expenses	35,129	38,404	73,533
Net realized investment gains	4,832	1,409	6,241
Other income	—	436	436
Total reportable segment	$731,937	$103,127	$835,064
Intersegment eliminations	(112)	—	(112)
Total revenues	$731,825	$103,127	$834,952
Net income	$37,083	$826	$37,909
Assets	$2,468,258	$1,638,779	$4,107,037
Invested assets	$1,735,153	$1,517,996	$3,253,149

As of and for the Nine Months Ended September 30, 2015
Net premiums earned	$628,396	$54,009	$682,405
Investment income, net of investment expenses	33,610	40,623	74,233
Net realized investment gains	316	2,306	2,622
Other income	—	318	318
Total reportable segment	$662,322	$97,256	$759,578
Intersegment eliminations	(28)	(588)	(616)
Total revenues	$662,294	$96,668	$758,962
Net income	$54,420	$3,811	$58,231
Assets	$2,231,851	$1,644,165	$3,876,016
Invested assets	$1,572,222	$1,524,232	$3,096,454

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
(In Thousands Except Share Data)	2016		2015
	Basic	Diluted	Basic	Diluted
Net income	$12,368	$12,368	$19,534	$19,534
Weighted-average common shares outstanding	25,389,633	25,389,633	25,067,080	25,067,080
Add dilutive effect of restricted stock unit awards	—	155,270	—	125,135
Add dilutive effect of stock options	—	270,443	—	187,133
Weighted-average common shares	25,389,633	25,815,346	25,067,080	25,379,348
Earnings per common share	$0.49	$0.48	$0.78	$0.77
Awards excluded from diluted earnings per share calculation(1)	—	—	—	260,035

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(In Thousands Except Share Data)	2016		2015
	Basic	Diluted	Basic	Diluted
Net income	$37,909	$37,909	$58,231	$58,231
Weighted-average common shares outstanding	25,322,427	25,322,427	25,027,382	25,027,382
Add dilutive effect of restricted stock unit awards	—	155,270	—	125,135
Add dilutive effect of stock options	—	233,317	—	19,364
Weighted-average common shares	25,322,427	25,711,014	25,027,382	25,171,881
Earnings per common share	$1.50	$1.47	$2.33	$2.31
Awards excluded from diluted earnings per share calculation(1)	—	—	—	410,425

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on either the New Credit Agreement or Previous Credit Agreement at September 30, 2016 and 2015, respectively. For the nine-month periods ended September 30, 2016 and 2015, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at September 30, 2016.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2016	$187,428	$(46,149)	$141,279
Change in accumulated other comprehensive income before reclassifications	(6,136)	—	(6,136)
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,508)	891	(617)
Balance as of September 30, 2016	$179,784	$(45,258)	$134,526
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2016	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	54,448	—	54,448
Reclassification adjustments from accumulated other comprehensive income (loss)	(3,033)	2,674	(359)
Balance as of September 30, 2016	$179,784	$(45,258)	$134,526
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

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015, the consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2016. These financial statements are the responsibility of the Company's management.

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
November 2, 2016

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
When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,350 independent agencies.

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

For the nine-month period ended September 30, 2016, property and casualty insurance business accounted for approximately 91.7 percent of our net premiums earned, of which 92.4 percent was generated from commercial lines. Life insurance business accounted for approximately 8.3 percent of our net premiums earned, of which 75.6 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2016, approximately 48.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and New Jersey; approximately 61.4 percent of our life insurance premiums were written in Iowa, Minnesota, Illinois, Wisconsin and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2016	2015	%	2016	2015	%
Revenues
Net premiums earned	$260,069	$239,421	8.6%	$754,854	$681,817	10.7%
Investment income, net of investment expenses	26,690	24,050	11.0	73,421	74,205	(1.1)
Net realized investment gains	2,590	966	168.1	6,241	2,622	138.0
Other income	145	123	17.9	436	318	37.1
Total revenues	$289,494	$264,560	9.4%	$834,952	$758,962	10.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$176,555	$144,526	22.2%	$499,095	$421,297	18.5%
Increase in liability for future policy benefits	14,091	12,784	10.2	42,645	32,503	31.2
Amortization of deferred policy acquisition costs	54,116	48,697	11.1	156,932	135,526	15.8
Other underwriting expenses	24,574	26,161	(6.1)	76,099	73,241	3.9
Interest on policyholders' accounts	4,983	5,568	(10.5)	15,368	18,207	(15.6)
Total benefits, losses and expenses	$274,319	$237,736	15.4%	$790,139	$680,774	16.1%

Income before income taxes	$15,175	$26,824	(43.4)%	$44,813	$78,188	(42.7)%
Federal income tax expense	2,807	7,290	(61.5)	6,904	19,957	(65.4)
Net income	$12,368	$19,534	(36.7)%	$37,909	$58,231	(34.9)%

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2016:

Consolidated Results of Operations

For the three-month period ended September 30, 2016, net income was $12.4 million compared to $19.5 million for the same period of 2015. The decrease in net income was driven by an increase in losses and loss settlement expenses from higher catastrophe losses, commercial auto losses and large commercial fire losses, and an increase in deferred acquisition cost amortization from continued organic growth; partially offset by an increase in net premiums earned from organic growth and geographical expansion and higher investment income. Consolidated net premiums earned increased to $260.1 million compared to $239.4 million for the same period of 2015.

For the nine-month period ended September 30, 2016, net income was $37.9 million compared to $58.2 million for the same period of 2015. The decrease in net income was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and large commercial fire losses, and an increase in deferred acquisition cost amortization from continued organic growth; partially offset by an increase in net premiums earned from organic growth and geographical expansion. Consolidated net premiums earned increased to $754.9 million compared to $681.8 million for the same period of 2015.

Losses and loss settlement expenses increased by $32.0 million during the three-month period ended September 30, 2016 compared to the same period of 2015 due to an increase written premiums and a deterioration in the loss ratio. The net loss ratio increased by 7.8 percentage points during the three-month period ended September 30, 2016 compared to the same period of 2015. The increase in the net loss ratio is primarily due to higher catastrophe losses, higher commercial auto losses and an increase in large commercial fire losses during the three-month period ended September 30, 2016.

Pre-tax catastrophe losses were $12.5 million for the three-month period ended September 30, 2016 compared to $7.0 million in the same period of 2015. Catastrophe losses were lower than our 10-year historical average for the third quarter, adding 5.2 percentage points to the combined ratio in the third quarter of 2016 compared to adding 3.2 percentage points to the combined ratio in the third quarter of 2015. Our 10-year historical average in the third quarter adds an average of 7.8 percentage points to the combined ratio.

Losses and loss settlement expenses increased by $77.8 million during the nine-month period ended September 30, 2016 compared to the same period of 2015 due to an increase written premiums and a deterioration in the loss ratio. The net loss ratio increased by 5.0 percentage points during the nine-month period ended September 30, 2016 compared to the same period of 2015 primarily due to an increase in catastrophe losses in the second and third quarter and due to an increase in commercial auto losses and large commercial fire losses in the third quarter. Pre-tax catastrophe losses for the nine-months year-to-date were $52.4 million compared to $27.3 million in the same period of 2015.

Investment income increased by $2.6 million and decreased $0.8 million during the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. The increase in the three-month period ended September 30, 2016 was primarily due to the change in value of our investments in limited liability partnerships as compared to the same periods in 2015.

Consolidated Financial Condition

At September 30, 2016, the book value per share of our common stock was $37.83. During the nine-month period ended September 30, 2016, 67,492 shares of common stock were repurchased under our share repurchase program at a total cost of $2.9 million and an average share price of $42.48. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,961,394 shares of our common stock as of September 30, 2016.

Net unrealized investment gains totaled $179.8 million as of September 30, 2016, an increase of $51.4 million, net of tax, or 40.1 percent, since December 31, 2015. The increase in net unrealized investment gains is primarily the result of a decrease in interest rates, which positively impacted the valuation of our fixed maturity security portfolio during 2016 and to a lesser extent an increase in the fair value of our equity security portfolio.

Our stockholders' equity increased to $959.2 million at September 30, 2016, from $878.9 million at December 31, 2015. The increase was attributable to net income of $37.9 million and an increase in net unrealized investment gains of $51.4 million, net of tax, partially offset by stockholder dividends of $18.2 million.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except Ratios)	2016	2015	2016	2015
Net premiums earned	$239,469	$218,993	$691,976	$628,396
Losses and loss settlement expenses	(169,303)	(137,696)	(475,568)	(400,087)
Amortization of deferred policy acquisition costs	(52,240)	(46,847)	(151,216)	(130,305)
Other underwriting expenses	(20,047)	(21,505)	(61,469)	(59,625)
Underwriting gain (loss)	$(2,121)	$12,945	$3,723	$38,379

Investment income, net of investment expenses	14,027	10,716	35,017	33,582
Net realized investment gains	2,129	732	4,832	316
Income before income taxes	$14,035	$24,393	$43,572	$72,277

GAAP Ratios:
Net loss ratio (without catastrophes)	65.5%	59.7%	61.1%	59.3%
Catastrophes - effect on net loss ratio	5.2	3.2	7.6	4.4
Net loss ratio(1)	70.7%	62.9%	68.7%	63.7%
Expense ratio(2)	30.2	31.2	30.8	30.2
Combined ratio(3)	100.9%	94.1%	99.5%	93.9%
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

For the three- and nine-month periods ended September 30, 2016, our property and casualty segment reported income before taxes of $14.0 million and $43.6 million, a decrease of $10.4 million and $28.7 million, respectively, compared to the same periods of 2015. The decrease in the three- and nine-month periods ended September 30, 2016 was driven by an increase in losses and loss settlement expenses from higher catastrophe losses, higher commercial auto losses, an increase in large commercial fire losses and an increase in deferred acquisition cost amortization from continued organic growth; partially offset by an increase in net premiums earned from organic growth and geographical expansion and an increase in investment income.

Net premiums earned increased 9.4 percent to $239.5 million in the three-month period ended September 30, 2016, compared to $219.0 million in the same period of 2015. Net premiums earned increased 10.1 percent to $692.0 million in the nine-month period ended September 30, 2016, compared to $628.4 million in the same period of 2015. These increases are a result of organic growth from a combination of new business writings and geographic expansion.

The combined ratio increased 6.8 percentage points to 100.9 percent, for the three-month period ended September 30, 2016, compared to 94.1 percent for the same period of 2015. The combined ratio increased 5.6 percentage points to 99.5, for the nine-month period ended September 30, 2016, compared to 93.9 percent for the same period of 2015. The increase in the combined ratio in the three- and nine-month periods ended September 30, 2016, as compared to the same period of 2015, was primarily attributable to an increase in the net loss ratio from higher catastrophe losses, higher commercial auto losses and an increase in large commercial fire losses.

The net loss ratio, a component of the combined ratio, increased by 7.8 percentage points to 70.7 percent and 5.0 percentage points to 68.7 percent in the three- and nine-month periods ended September 30, 2016, as compared to the same periods of 2015 due to higher catastrophe losses and an increase in large commercial fire losses. Pre-tax catastrophe losses totaled $12.5 million and $52.4 million for the three- and nine-month periods ended September 30, 2016, as compared to $7.0 million and $27.3 million in the same periods of 2015.

The expense ratio, a component of the combined ratio, was 30.2 percent and 30.8 percent for the three- and nine-month periods ended September 30, 2016, a decrease of 1.0 percentage point and an increase of 0.6 percentage points, respectively, as compared with the same periods of 2015. The decrease in the three-month period ended September 30, 2016 was primarily due to a decrease in post-retirement benefit expenses and contingent commission expenses. The increase in the expense ratio in the nine-month period ended September 30, 2016 was primarily due to an increase in deferred acquisition cost amortization.

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

2016 Development

The property and casualty insurance segment experienced $0.7 million and $27.1 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2016, respectively. For the three-month period ended September 30, 2016 the majority of favorable development came from two lines, workers compensation with $4.3 million of favorable development and commercial liability with $2.7 million of favorable development. This was offset by unfavorable development from two other lines, commercial auto with $4.9 million of unfavorable development and commercial fire and allied lines with $2.4 million of unfavorable development. The unfavorable development in commercial auto was driven by an increase frequency and severity from an overall increase in miles driven. The unfavorable development in commercial fire and allied lines was due to latent development on weather-related claims. During the three-month period ended September 30, 2016 all other lines combined contributed favorable development of $1.0 million. The lines of business with favorable development in the three-month period ended September 30, 2016 are primarily attributable to successful management of litigation expenses.

For the nine-month period ended September 30, 2016 the majority of favorable development came from four lines, commercial liability with $16.4 million of favorable development, workers compensation with $11.5 million of favorable development, fidelity and surety with $2.2 million of favorable development and personal auto with $2.1 million of favorable development. This was partially offset by unfavorable development from commercial fire and allied lines with $6.9 million. The unfavorable development in commercial fire and allied lines was due to latent development on weather-related claims. During the nine-month period ended September 30, 2016 all other lines combined contributed favorable development of $1.8 million. The favorable development in the nine-month period ended September 30, 2016 is primarily attributable to reductions in reserves for loss adjustment expense which continues to benefit from successful management of litigation expenses.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2016, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2016			2015
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$74,784	$32,714	43.7%	$67,752	$32,483	47.9%
Fire and allied lines	56,451	47,086	83.4	51,913	29,534	56.9
Automobile	55,111	53,330	96.8	47,840	45,326	94.7
Workers' compensation	26,766	21,772	81.3	24,721	14,654	59.3
Fidelity and surety	5,711	908	15.9	5,709	(85)	(1.5)
Miscellaneous	453	39	8.6	386	57	14.8
Total commercial lines	$219,276	$155,849	71.1%	$198,321	$121,969	61.5%

Personal lines
Fire and allied lines	$10,986	$6,606	60.1%	$11,084	$9,295	83.9%
Automobile	6,386	6,328	99.1	6,119	4,952	80.9
Miscellaneous	277	(276)	(99.6)	260	116	44.6
Total personal lines	$17,649	$12,658	71.7%	$17,463	$14,363	82.2%
Reinsurance assumed	$2,544	$796	31.3%	$3,209	$1,364	42.5%
Total	$239,469	$169,303	70.7%	$218,993	$137,696	62.9%

Nine Months Ended September 30,	2016			2015
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$215,572	$101,378	47.0%	$191,725	$101,162	52.8%
Fire and allied lines	164,503	133,823	81.3	149,732	98,602	65.9
Automobile	157,106	140,397	89.4	136,966	116,588	85.1
Workers' compensation	77,009	53,106	69.0	71,224	36,464	51.2
Fidelity and surety	16,221	432	2.7	15,030	2,540	16.9
Miscellaneous	1,292	357	27.6	1,735	181	10.4
Total commercial lines	$631,703	$429,493	68.0%	$566,412	$355,537	62.8%

Personal lines
Fire and allied lines	$32,794	$25,442	77.6%	$32,990	$24,364	73.9%
Automobile	18,686	16,872	90.3	17,917	12,807	71.5
Miscellaneous	808	319	39.5	759	228	30.0
Total personal lines	$52,288	$42,633	81.5%	$51,666	$37,399	72.4%
Reinsurance assumed	$7,985	$3,442	43.1%	$10,318	$7,151	69.3%
Total	$691,976	$475,568	68.7%	$628,396	$400,087	63.7%

Below are explanations regarding significant changes in the net loss ratios by line of business;

•
Commercial fire and allied lines - The net loss ratio deteriorated 26.5 percentage points and 15.4 percentage points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015. The change in the three-month period ended September 30, 2016 is primarily attributable to an increase in severity in commercial fire losses as compared to the same period in 2015. The change in the nine-month period ended September 30, 2016 is primarily due to an increase in severity of weather-related catastrophe claims in the second quarter and from an increase in severity in commercial fire losses in the third quarter of 2016 as compared to the same periods in 2015.

•
Commercial automobile - The net loss ratio deteriorated 2.1 percentage points and 4.3 percentage points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015. The change was due to an increase in frequency and severity of claims in 2016 which was primarily due to an increase in miles driven as compared to the same periods of 2015.

•
Workers' compensation - The net loss ratio deteriorated 22.0 percentage points and 17.8 percentage points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015. The change was primarily due to an increase in severity of claims, which were over $100 thousand in 2016 as compared to the same periods of 2015. Despite the increases, the loss ratios continue to be within our expectations for this line of business.

•
Fidelity and surety - The net loss ratio improved in the nine-month period ended September 30, 2016, compared to the same period of 2015. The change was primarily due to salvage and subrogation received in the second quarter of 2016.

•
Personal fire and allied lines - The net loss ratio improved 23.8 percentage points and deteriorated 3.7 percentage points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015. The change in the three months ended September 30, 2016 as compared to the same period in 2015 is primarily attributable to lower average claim severity. The change in the nine months ended September 30, 2016 as compared to the same period in 2015 is primarily attributable to a significant increase in weather-related catastrophe claims during the second quarter of 2016 when compared to the second quarter of 2015.

•
Personal automobile - The net loss ratio deteriorated 18.2 percentage points and 18.8 percentage points in the three- and nine-month periods ended September 30, 2016, respectively, compared to the same periods of 2015. The change is primarily attributable to an increase in claim frequency due to catastrophe losses during the second quarter of 2016 and an increase in severity of claims during the third quarter of 2016 when compared to the same periods of 2015.

Life Insurance Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
Revenues
Net premiums earned	$20,600	$20,428	$62,878	$53,421
Investment income, net of investment expenses	12,663	13,334	38,404	40,623
Net realized investment gains	461	234	1,409	2,306
Other income	145	123	436	318
Total revenues	$33,869	$34,119	$103,127	$96,668

Benefits, Losses and Expenses
Losses and loss settlement expenses	$7,252	$6,830	$23,527	$21,210
Increase in liability for future policy benefits	14,091	12,784	42,645	32,503
Amortization of deferred policy acquisition costs	1,876	1,850	5,716	5,221
Other underwriting expenses	4,527	4,656	14,630	13,616
Interest on policyholders' accounts	4,983	5,568	15,368	18,207
Total benefits, losses and expenses	$32,729	$31,688	$101,886	$90,757

Income before income taxes	$1,140	$2,431	$1,241	$5,911

Income before income taxes decreased $1.3 million, in the three-month period ended September 30, 2016 as compared to the same period of 2015. The decrease in net income was due to a decrease in investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by a decrease in interest credited on policyholders' annuity accounts.

Income before income taxes decreased $4.7 million in the nine-month period ended September 30, 2016, as compared to the same period of 2015. The decrease in net income was due to a decrease in investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of single premium whole life policies ("SPWL") and a decrease in interest credited on policyholders' annuity accounts.

Net premiums earned increased 0.8 percent to $20.6 million for the three-month period ended September 30, 2016, compared to $20.4 million in the same period of 2015. Net premiums earned increased 17.7 percent to $62.9 million for the nine-month period ended September 30, 2016, compared to $53.4 million in the same period of 2015. The increase in net premiums earned was primarily due to an increase in sales of SPWL policies.

Net investment income decreased 5.0 percent to $12.7 million for the three-month period ended September 30, 2016, compared to $13.3 million for the same period of 2015. Net investment income decreased 5.5 percent to $38.4 million for the nine-month period ended September 30, 2016, compared to $40.6 million for the same period of 2015. The decrease is primarily due to declining reinvestment interest rates.

The increase in liability for future policy benefits increased in the three- and nine-month periods ended September 30, 2016, compared to the same periods of 2015, due to an increase in sales of SPWL policies.

Deferred annuity deposits decreased 16.1 percent and 24.2 percent, respectively, for the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. We continue to execute our strategy to maintain profitability rather than market share in the low interest rate environment, as spreads increased 20 basis points as compared to the same period of 2015.

Net cash outflow related to our annuity business was $23.8 million and $63.5 million, respectively, in the three- and nine-month periods ended September 30, 2016, compared to a net cash outflow of $27.3 million and $106.5 million in the same periods of 2015. We attribute this to our strategy to maintain profitability on annuity products as previously described.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.3 billion at September 30, 2016, compared to $3.1 billion at December 31, 2015, an increase of $110.4 million. At September 30, 2016, fixed maturity securities and equity securities made up 90.1 percent and 7.9 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2016 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$600	—%	$52	—%	$652	—%
Available-for-sale	1,446,133	83.4	1,470,331	96.9	2,916,464	89.7
Trading securities	13,253	0.8	—	—	13,253	0.4
Equity securities
Available-for-sale	228,158	13.1	22,943	1.5	251,101	7.7
Trading securities	4,645	0.3	—	—	4,645	0.1
Mortgage loans	—	—	3,772	0.3	3,772	0.1
Policy loans	—	—	5,300	0.3	5,300	0.2
Other long-term investments	42,189	2.4	15,598	1.0	57,787	1.8
Short-term investments	175	—	—	—	175	—
Total	$1,735,153	100.0%	$1,517,996	100.0%	$3,253,149	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At September 30, 2016, we classified $2.9 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2015. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2016 and December 31, 2015, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2016 and December 31, 2015. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands)	September 30, 2016		December 31, 2015
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$756,179	25.8%	$838,318	29.6%
AA	851,669	29.0	724,023	25.5
A	673,697	23.0	670,098	23.6
Baa/BBB	571,127	19.5	556,667	19.6
Other/Not Rated	77,697	2.7	49,149	1.7
	$2,930,369	100.0%	$2,838,255	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 11.0 percent and decreased 1.1 percent in the three- and nine-month periods ended September 30, 2016, respectively, compared with the same period of 2015. The increase in the three-month period ended September 30, 2016 was primarily due to the change in value of our investments in limited liability partnerships as compared to the same period in 2015. The decrease in the nine-month period ended September 30, 2016 is primarily due to a decrease in reinvestment interest rates on our life segment portfolio. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2016, the change in value of our investments in limited liability partnerships resulted in investment income of $4.0 million and investment income of $3.7 million, respectively as compared to investment income of $0.4 million and $3.3 million, respectively, in the same periods of 2015. This resulted in a $3.6 million and a $0.4 million increase in investment income in the three- and nine-month periods ended September 30, 2016, respectively, as compared to the same periods of 2015.

Our net realized investment gains were $2.6 million and $6.2 million, respectively, during the three- and nine-month periods ended September 30, 2016, as compared with $1.0 million and $2.6 million, respectively in the same periods of 2015.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2016 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2016 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three- and nine-month periods ended September 30, 2016 and 2015, there were no other-than-temporary impairment write-downs.

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

The following table displays a summary of cash sources and uses in 2016 and 2015.

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2016	2015
Cash provided by (used in)
Operating activities	$128,069	$124,407
Investing activities	(20,024)	22,430
Financing activities	(73,550)	(113,350)
Net increase in cash and cash equivalents	$34,495	$33,487
Operating Activities
Net cash flows provided by operating activities totaled $128.1 million and $124.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2016 and 2015.
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
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2016, our cash and cash equivalents included $58.3 million related to these money market accounts, compared to $20.8 million at December 31, 2015.
Net cash flows used in investing activities were $20.0 million for the nine-month period ended September 30, 2016 compared to $22.4 million for the nine-month period ended September 30, 2015. For the nine-month periods ended September 30, 2016 and 2015, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $435.3 million and $539.9 million, respectively.
Our cash outflows for investment purchases were $449.2 million for the nine-month period ended September 30, 2016, compared to $506.7 million for the same period of 2015.
Financing Activities
Net cash flows used in financing activities were $73.6 million and $113.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively. The decrease reflects a lower level of net annuity withdrawals and the increase in the issuance of common stock in the nine-month period ended September 30, 2016, compared to the same period of 2015.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of September 30, 2016, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility" to the unaudited Consolidated Financial Statements.

Dividends
Dividends paid to shareholders totaled $18.2 million and $16.0 million in the nine-month periods ended September 30, 2016 and 2015, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2016, United Fire Group Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $58.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of United Fire Group, Inc.
Stockholders' Equity
Stockholders' equity increased 9.1 percent to $959.2 million at September 30, 2016, from $878.9 million at December 31, 2015. The increase was primarily attributable to net income of $37.9 million and an increase in net unrealized investment gains of $51.4 million, net of tax, during the first nine months of 2016, partially offset by shareholder dividends of $18.2 million. At September 30, 2016, the book value per share of our common stock was $37.83 compared to $34.94 at December 31, 2015.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $9.7 million at September 30, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2016	2015	2016	2015
ISO catastrophes	$10,517	$4,916	$49,686	$24,950
Non-ISO catastrophes (1)	2,014	2,039	2,711	2,386
Total catastrophes	$12,531	$6,955	$52,397	$27,336
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2016, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2016 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2016.

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2016 - 7/31/2016	—	$—	—	1,528,886
8/1/2016 - 8/30/2016	26,564	42.74	26,564	3,002,322
9/1/2016 - 9/30/2016	40,928	42.31	40,928	2,961,394
Total	67,492	$42.48	67,492
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2016 (unaudited) and December 31, 2015; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2016; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 2, 2016	November 2, 2016
(Date)	(Date)