Form 10-K
period 2016-12-31
UNITED FIRE GROUP INC
filed 2017-02-28
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2016
OR
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $1.0 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 24, 2017, 25,459,017 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 17, 2017.

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
United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of eight subsidiaries: (1) United Life Insurance Company; (2) Addison Insurance Company; (3) Lafayette Insurance Company; (4) United Fire & Indemnity Company; (5) Mercer Insurance Company; (6) Financial Pacific Insurance Company; (7) UFG Specialty Insurance Company; and (8) United Real Estate Holdings Company, LLC. Mercer Insurance Company owns 100 percent of two subsidiaries: (1) Franklin Insurance Company; and (2) Mercer Insurance Company of New Jersey, Inc. United Fire Lloyds is an affiliate of United Fire & Indemnity Company.
In 2015, the Company dissolved three of its holding companies in order to flatten our organizational chart. The companies dissolved were American Indemnity Financial Corporation, Mercer Insurance Group, Inc. and Financial Pacific Insurance Group, Inc. In addition, Texas General Indemnity Company was renamed to UFG Specialty Insurance Company on July 1, 2015.
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
Employees
As of December 31, 2016, we employed 1,091 full-time employees and 21 part-time employees. We are not a party to any collective bargaining agreement.
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
All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement. On July 1, 2015, UFG Specialty Insurance Company entered the pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
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
MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional offices: (1) Westminster, Colorado, a suburb of Denver; (2) Webster, Texas, a suburb of Houston; (3) Pennington, New Jersey; (4) Los Angeles, California; and (5) Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies and by approximately 1,350 independent life agencies.
Property and Casualty Insurance Segment
In 2016, 2015 and 2014 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2016	2015	2014	2016	2015	2014
Texas	$156,926	$142,485	$122,559	15.6%	15.4%	14.6%
California	117,669	109,420	92,754	11.7	11.8	11.1
Iowa	105,948	99,949	97,790	10.5	10.8	11.7
Missouri	58,964	53,867	50,704	5.9	5.8	6.0
New Jersey	52,232	50,979	51,436	5.2	5.5	6.1
Minnesota	51,033	44,993	39,844	5.1	4.9	4.8
Colorado	47,678	45,805	40,291	4.7	4.9	4.8
Illinois	43,666	43,381	41,760	4.3	4.7	5.0
Louisiana	38,219	36,594	36,733	3.8	3.9	4.4
All Other States	333,788	299,027	264,712	33.2	32.3	31.5
Direct Statutory Premiums Written	$1,006,123	$926,500	$838,583	100.0%	100.0%	100.0%
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $16.1 million in 2017, based on profitable business produced by the agencies in 2016. In 2016 for 2015 business, agencies received $21.2 million in profit-sharing payments and in 2015 for 2014 business, agencies received $17.6 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average duration of employment of approximately 10.2 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.

Life Insurance Segment
Our life insurance subsidiary markets its products primarily in the Midwest, East Coast and West. In 2016, 2015 and 2014 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2016	2015	2014	2016	2015	2014
Iowa	$41,559	$47,616	$69,543	30.1%	32.6%	34.4%
Minnesota	14,289	13,269	20,325	10.3	9.1	10.1
Wisconsin	12,578	12,513	22,411	9.1	8.6	11.1
Illinois	12,481	16,128	19,428	9.0	11.0	9.6
Nebraska	10,351	9,334	11,382	7.5	6.4	5.6
All Other States	47,014	47,236	58,887	34.0	32.3	29.2
Direct Statutory Premiums Written	$138,272	$146,096	$201,976	100.0%	100.0%	100.0%

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
The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the "Market Information" section of Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities," and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2016.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2016, all of our insurance companies had capital in excess of the required levels.
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
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	55	President and Chief Executive Officer
Michael T. Wilkins	53	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	50	Senior Vice President and Chief Financial Officer
Barrie W. Ernst	62	Vice President and Chief Investment Officer
Neal R. Scharmer	60	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley	56	Vice President and Chief Operating Officer, United Life Insurance Company

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
Dawn M. Jaffray became our Senior Vice President and Chief Financial Officer in May 2015. Ms. Jaffray previously served as Chief Financial Officer of Soleil Advisory Group, a consulting firm specializing in operational consulting, mergers and acquisitions, investment and strategy from 2009 to 2015. Prior to her service with Soleil Advisory Group, Ms. Jaffray held numerous positions in insurance operations and mergers/acquisition activities, primarily in the role of principal financial officer. Ms. Jaffray's business experience has been focused in particular on insurance, finance and capital management.
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
Along with other insurers, we use internal and external models in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; however, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Models for catastrophes use historical information about various catastrophes and details about our in-force business. While we use this information in our pricing and risk managements, there are limitations with respect to their usefulness in predicting losses in any reporting period. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proven to be sufficiently reliable. In addition, the models are not necessarily reflective of our state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation.
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
The following states provided 48.9 percent of the direct statutory premiums written for the property and casualty insurance segment in 2016: Texas (15.6 percent), California (11.7 percent), Iowa (10.5 percent), Missouri (5.9 percent) and New Jersey (5.2 percent). The following states provided 66.0 percent of the direct statutory premiums written for the life insurance segment in 2016: Iowa (30.1 percent), Minnesota (10.3 percent), Wisconsin (9.1 percent), Illinois (9.0 percent) and Nebraska (7.5 percent).
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
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (97.8% at December 31, 2016) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (89.2 percent at December 31, 2016) consists of fixed income securities, primarily corporate and municipal bonds (71.7 percent at December 31, 2016). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

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

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (30.8 percent at December 31, 2016) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. In January 2015, The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") was signed into law. TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). For further information about TRIPRA and its effect on our operations, refer to the information in the "Consolidated Results of Operations" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2016, we ceded premium written of $58.0 million to our reinsurers.
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
Certain provisions of our organizational documents, as well as applicable insurance laws, could impede an attempt to replace or remove our management or members of our Board of Directors, prevent the sale of the Company or prevent or frustrate any attempt by shareholders to change the direction of the Company, each of which could diminish the value of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 246,000 square feet of office and building space, serving both operating segments. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2016 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 24, 2017, there were 815 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2016, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $53.1 million in dividend payments without prior regulatory approval.
The table in the following section shows the quarterly cash dividends declared in 2016 and 2015. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds and there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
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

	Share Price		Cash Dividends Declared per share
	High	Low
2016
Quarter Ended:
March 31	$44.43	$35.16	$0.22
June 30	45.75	39.12	0.25
September 30	44.00	40.37	0.25
December 31	50.75	37.54	0.25
Year-end closing share price: $49.17

2015
Quarter Ended:
March 31	$31.94	$27.57	$0.20
June 30	34.09	29.31	0.22
September 30	37.00	31.68	0.22
December 31	40.64	33.70	0.22
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/16 - 1/31/16	—	$—	—	1,528,886
2/1/16 - 2/28/16	—	—	—	1,528,886
3/1/16 - 3/31/16	—	—	—	1,528,886
4/1/16 - 4/30/16	—	—	—	1,528,886
5/1/16 - 5/31/16	—	—	—	1,528,886
6/1/16 - 6/30/16	—	—	—	1,528,886
7/1/16 - 7/31/16	—	—	—	1,528,886
8/1/16 - 8/31/16	26,564	42.74	26,564	3,002,322
9/1/16 - 9/30/16	40,928	42.31	40,928	2,961,394
10/1/16 - 10/31/16	—	—	—	2,961,394
11/1/16 - 11/30/16	22,923	38.32	22,923	2,938,471
12/1/16 - 12/31/16	—	—	—	2,938,471
Total	90,415		90,415
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of December 31, 2016 we remained authorized to repurchase 2,938,471 shares of common stock.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2011 through December 31, 2016, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2011 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
United Fire Group, Inc.	$100.00	$111.28	$149.69	$159.56	$211.06	$277.08
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
S&P 600 P&C Index	100.00	108.32	138.06	145.16	166.80	208.79
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

(In Thousands, Except Per Share Data)
As of and for the years Ended December 31	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Total cash and investments	$3,376,513	$3,249,209	$3,261,535	$3,142,330	$3,151,829
Total assets	4,054,758	3,890,376	3,856,689	3,720,672	3,694,653

Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	1,123,896	1,003,895	969,437	960,651	971,911
Life insurance	1,350,503	1,372,358	1,447,764	1,472,132	1,498,176
Unearned premiums	443,873	415,057	378,725	340,464	311,650
Total liabilities	3,112,874	3,011,479	3,039,274	2,937,839	2,965,476

Net unrealized investment gains, after tax	133,892	128,369	149,623	116,601	144,096
Repurchase of United Fire Group, Inc. common stock	(3,746)	(2,423)	(12,942)	(1,644)	(7,301)
Total stockholders' equity	941,884	878,897	817,415	782,833	729,177

Book value per share	37.04	34.94	32.67	30.87	28.90

Consolidated Income Statement Data:
Revenues
Net premiums earned	1,023,401	930,890	828,330	754,846	694,994
Investment income, net of investment expenses	106,822	100,781	104,609	112,799	111,905
Net realized investment gains	6,103	2,846	7,270	8,695	5,453
Other income	621	401	1,685	702	891
Consolidated revenues	$1,136,947	$1,034,918	$941,894	$877,042	$813,243

Losses and loss settlement expenses
Property and casualty insurance	652,433	520,087	509,811	437,354	439,137
Life insurance	31,365	29,001	26,432	21,461	20,569
Amortization of deferred policy acquisition costs	211,013	186,817	167,449	153,677	141,834
Other underwriting expenses	103,421	102,937	94,871	89,861	81,125
Net income	49,904	89,126	59,137	76,140	40,212

Property and Casualty Insurance Segment Data:
Net premiums earned	936,131	851,695	766,939	694,192	629,411
Net income	49,118	85,320	52,376	67,456	33,512
Combined ratio(1)	100.3%	92.0%	97.8%	94.8%	101.2%

Life Insurance Segment Data:
Net premiums earned	87,270	79,195	61,391	60,654	65,583
Net income	786	3,806	6,761	8,684	6,700

Earnings Per Share Data:
Basic earnings per common share	1.97	3.56	2.34	3.01	1.58
Diluted earnings per common share	1.93	3.53	2.32	2.98	1.58

Other Supplemental Data:
Cash dividends declared per common share	0.97	0.86	0.78	0.69	0.60

(1)	The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.

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
For 2016, property and casualty business accounted for approximately 91.5 percent of our net premiums earned, with the majority of which, 92.5 percent, was generated from commercial insurance. Life insurance business made up approximately 8.5 percent of our net premiums earned, of which over 73.0 percent was generated from traditional life insurance products.
Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. On July 1, 2015, UFG Specialty Insurance Company entered the pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.
Geographic Concentration
For 2016, approximately 48.9 percent of our property and casualty statutory direct premiums written were written in Texas, California, Iowa, Missouri and New Jersey and approximately 68.5 percent of our life insurance premiums were written in Iowa, Minnesota, Illinois, Wisconsin and Nebraska.

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
Catastrophe losses is a commonly used non-GAAP financial measure, which utilizes the designations of the Insurance Services Office ("ISO") and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes of our financial results that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance segment, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2016	2015	2014
ISO catastrophes	$57,932	$25,380	$47,351
Non-ISO catastrophes (1)	3,299	6,933	2,328
Total catastrophes	$61,231	$32,313	$49,679
(1) Includes international assumed losses.

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2016	2015
(In Thousands)	2016	2015	2014	vs. 2015	vs. 2014
Revenues
Net premiums earned	$1,023,401	$930,890	$828,330	9.9%	12.4%
Investment income, net of investment expenses	106,822	100,781	104,609	6.0	(3.7)
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(1,300)	—	NM	NM
All other net realized gains	6,103	4,146	7,270	47.2	(43.0)
Total net realized investment gains	6,103	2,846	7,270	114.4	(60.9)
Other income	621	401	1,685	54.9	(76.2)
Total revenues	$1,136,947	$1,034,918	$941,894	9.9%	9.9%

Benefits, losses and expenses
Losses and loss settlement expenses	$683,798	$549,088	$536,243	24.5%	2.4%
Increase in liability for future policy benefits	59,969	50,945	36,623	17.7	39.1
Amortization of deferred policy acquisition costs	211,013	186,817	167,449	13.0	11.6
Other underwriting expenses	103,421	102,937	94,871	0.5	8.5
Interest on policyholders' accounts	20,079	23,680	30,245	(15.2)	(21.7)
Total benefits, losses and expenses	$1,078,280	$913,467	$865,431	18.0%	5.6%

Income before income taxes	$58,667	$121,451	$76,463	(51.7)%	58.8%
Federal income tax expense	8,763	32,325	17,326	(72.9)%	86.6%
Net income	$49,904	$89,126	$59,137	(44.0)%	50.7%
NM = not meaningful
Consolidated Results of Operations
In 2016, the decrease in net income was driven by a 24.5 percent increase in losses and loss settlement expenses due to an increase in catastrophe losses and deterioration of our core loss ratio. A portion of this deterioration was driven by an increase in large losses, which we define as losses greater than $500 thousand, in the commercial automobile and commercial fire & allied lines of business. The increase in losses and loss settlement expenses was partially offset by a 9.9 percent increase in net premiums earned.
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Property and Casualty Insurance Segment

	Years Ended December 31,			% Change
				2016	2015
(In Thousands)	2016	2015	2014	vs. 2015	vs. 2014
Net premiums earned	$936,131	$851,695	$766,939	9.9	11.1
Losses and loss settlement expenses	(652,433)	(520,087)	(509,811)	25.4	2.0
Amortization of deferred policy acquisition costs	(202,892)	(180,183)	(161,310)	12.6	11.7
Other underwriting expenses	(83,540)	(83,631)	(79,117)	(0.1)	5.7
Underwriting gain (loss)	$(2,734)	$67,794	$16,701	(104.0)%	305.9%

Investment income, net of investment expenses	55,284	46,559	44,236	18.7%	5.3%
Net realized investment gains	4,947	1,124	4,177	NM	(73.1)%
Other income (loss)	—	(107)	911	(100.0)	(111.7)%
Income before income taxes	$57,497	$115,370	$66,025	(50.2)%	74.7%

GAAP Ratios:
Net loss ratio (without catastrophes)	63.2%	57.2%	60.0%	10.5%	(4.7)%
Catastrophes - effect on net loss ratio	6.5	3.8	6.5	71.1	(41.5)
Net loss ratio(1)	69.7%	61.0%	66.5%	14.3%	(8.3)%
Expense ratio (2)	30.6	31.0	31.3	(1.3)	(1.0)
Combined ratio(3)	100.3%	92.0%	97.8%	9.0%	(5.9)%
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

For the year ended December 31, 2016, our property and casualty insurance segment reported income before income taxes of $57.5 million compared to income before income taxes of $115.4 million in the same period in 2015. The decrease in income before income taxes during 2016 as compared to 2015 was driven by an increase in losses and loss settlement expenses from higher catastrophe losses and deterioration of our core loss ratio, with a portion of this deterioration being driven by an increase in large losses, which we define as losses greater than $500 thousand, in our commercial auto and commercial fire & allied losses, and an increase in deferred acquisition cost amortization from continued organic growth; partially offset by an increase in net premiums earned from organic growth and geographical expansion and an increase in investment income from higher valuation of our investments in limited liability partnerships. Net premiums earned increased 9.9 percent as compared to 2015.

For the year ended December 31, 2015, our property and casualty insurance segment reported income before income taxes of $115.4 million compared to income before income taxes of $66.0 million in the same period in 2014. The increase in income before income taxes during 2015 as compared to 2014 was driven by organic premium growth from new business and rate increases slightly offset by a proportionately lower increase in losses and loss settlement expenses and underwriting expenses on a better performing underlying book of business. Net premiums earned increased 11.1 percent as compared to 2014.

Premiums
The following table shows our premiums written and earned for 2016, 2015 and 2014:

				% Change
(In Thousands)				2016	2015
Years ended December 31,	2016	2015	2014	vs. 2015	vs. 2014
Direct premiums written	$1,006,123	$926,500	$838,584	8.6%	10.5%
Assumed premiums written	16,834	18,290	16,421	(8.0)	11.4
Ceded premiums written	(57,988)	(56,916)	(50,290)	1.9	13.2
Net premiums written	$964,969	$887,874	$804,715	8.7%	10.3%
Net premiums earned	936,131	851,695	766,939	9.9	11.1
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
Direct Premiums Written
Direct premiums written increased $79.6 million in 2016 as compared to 2015 due to organic growth from a combination of new business and geographical expansion.
Direct premiums written increased $87.9 million in 2015 as compared to 2014 due to organic growth from a combination of rate increases across most commercial and personal lines and new business writings.
Assumed Premiums Written
Assumed premiums written decreased $1.5 million in 2016 as compared to 2015 is due to a drop in reinsurance rates. In 2016, we renewed our participation in all of our assumed programs.
Assumed premiums written increased $1.9 million in 2015 as compared to 2014 due the addition of one new program to our portfolio. The new assumed program is for international catastrophes (excluding the United States) with the largest exposure to European wind perils. In 2015, we also renewed our participation in all of our assumed programs.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2016, we ceded 1.9 percent more premium to reinsurers as a result of continued growth in direct premiums written offset by declining ceded reinsurance rates. For 2015, we ceded 13.2 percent more premium to reinsurers as a result of growth in direct premiums written .
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
Catastrophe Losses
In 2016, our pre-tax catastrophe losses were $61.2 million, an increase as compared to $32.3 million and an increase as compared to $49.7 million in 2015 and 2014, respectively. The increase in catastrophe losses in 2016 is primarily due to the number of catastrophes and an increase in severity. In 2016, our catastrophe losses included 41 catastrophes, where our largest single pre-tax catastrophe loss totaled $10.4 million. Catastrophe losses in 2016 added 6.5 percentage points to the combined ratio, which is slightly below our historical 10-year average of 6.7 percentage points. In 2015, the decrease in catastrophe losses was primarily due to elevated losses in the prior year. In 2015, our catastrophe losses included 37 catastrophes, where our largest single pre-tax catastrophe loss totaled $4.0 million. In 2014, our catastrophe losses included 26 catastrophes, where our largest single pre-tax catastrophe loss totaled $7.7 million. Catastrophe losses in 2015 added 3.8 percentage points to the combined ratio.

Catastrophe Reinsurance
In 2016, 2015 and 2014, we did not exceed our catastrophe reinsurance retention level of $20.0 million.
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
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2016:

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
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. In January 2015, TRIPRA was signed into law. TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2016 and remains the same for 2017. Our TRIPRA deductible was $111.1 million for 2016 and our TRIPRA deductible will be $121.5 million for 2017. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2016 Results
In 2016, our losses and loss settlement expenses were 25.4 percent higher than 2015 and our net loss ratio increased 8.7 points due to an increase in catastrophe losses, which accounted for 2.7 percentage points of the increase, and an increase in large losses over $500 thousand in our commercial automobile and commercial fire & allied lines of business. Catastrophe losses increased to $61.2 million in both our direct business and assumed reinsurance business as compared to $32.3 million in 2015.
2015 Results
In 2015, although our losses and loss settlement expenses were 2.0 percent higher than 2014, our net loss ratio decreased 5.5 points due to a better performing underlying book of business and a decrease in catastrophe losses. Catastrophe losses decreased to $32.3 million in both our direct business and assumed reinsurance business as compared to $49.7 million in 2014.
2014 Results
In 2014, our losses and loss settlement expenses were affected by catastrophe losses of $49.7 million in both our direct business and assumed reinsurance business and also by an increase in our non-catastrophe results from an increase in frequency and severity in fire-related losses in our commercial property line of business.
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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long-tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, prudently conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2016 Development

The property and casualty insurance segment experienced $31.2 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2016. The majority of favorable development came from two lines: commercial liability with $25.4 million of favorable development and workers compensation with $12.2 million of favorable development. The favorable development was offset by unfavorable development from commercial fire & allied lines with $6.4 million of unfavorable development and commercial automobile with $5.5 million of unfavorable development. During the twelve-month period ended December 31, 2016 all other lines combined development was $5.5 million of favorable development. The favorable development for the year ended December 31, 2016, is attributable to reductions in reserves for loss adjustment expense which continues to benefit from successful management of litigation expenses.

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

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2016, 2015 and 2014:

Years ended December 31,	2016			2015			2014
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$289,982	$130,748	45.1%	$261,303	$130,904	50.1%	$228,426	$106,827	46.8%
Fire and allied lines	221,758	176,961	79.8	202,375	128,479	63.5	181,710	148,856	81.9
Automobile	214,009	211,882	99.0	185,970	152,558	82.0	164,537	122,683	74.6
Workers' compensation	103,605	74,051	71.5	95,672	47,106	49.2	88,522	63,425	71.6
Fidelity and surety	22,507	222	1.0	21,362	2,001	9.4	19,212	1,597	8.3
Other	1,745	498	28.5	2,158	428	19.8	2,741	153	5.6
Total commercial lines	$853,606	$594,362	69.6%	$768,840	$461,476	60.0%	$685,148	$443,541	64.7%

Personal lines
Fire and allied lines	$43,463	$27,402	63.0%	$44,075	$28,815	65.4%	$44,376	$38,644	87.1%
Automobile	25,207	23,123	91.7	24,120	17,817	73.9	23,276	20,571	88.4
Other	1,090	260	23.9	1,021	296	29.0	994	1,972	198.4
Total personal lines	$69,760	$50,785	72.8%	$69,216	$46,928	67.8%	$68,646	$61,187	89.1%
Reinsurance assumed	$12,765	$7,286	57.1%	$13,639	$11,683	85.7%	$13,145	$5,083	38.7%
Total	$936,131	$652,433	69.7%	$851,695	$520,087	61.0%	$766,939	$509,811	66.5%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 69.6 percent in 2016 compared to 60.0 percent in 2015 and 64.7 percent in 2014. The change in 2016 as compared to 2015 was primarily the result of an increase in catastrophe losses and large losses, which we define as losses greater than $500 thousand, in our commercial automobile and commercial fire & allied lines of business.
The improvement in 2015 as compared to 2014 was primarily the result of a decrease in net losses and loss settlement expenses incurred in fire and allied lines and workers' compensation partially offset by an increase in losses in commercial automobile. The prior year results included an increase in catastrophe losses from spring and summer storms in regions of the U.S where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial fire & allied line of business.
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
In recent years, we began to use our loss control department more extensively in an attempt to return this line of business to a higher level of profitability. For example, our loss control department has representatives who make multiple visits each year to businesses and job sites to ensure safety. We also do not renew accounts that no longer meet our underwriting or pricing guidelines. We avoid accounts that have become too underpriced for the risk.
Construction Defect Losses
Incurred losses from construction defect claims were $10.4 million in 2016 compared to $3.6 million and $10.1 million in 2015 and 2014, respectively. At December 31, 2016, we had $22.3 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 1,382 claims. In comparison, at December 31, 2015, we had reserves of $28.8 million, excluding IBNR reserves, consisting of 1,721 claims. The increase in the incurred losses is due to an increase in paid claims in the current year and acceleration of claims settlement rates. The decrease in reserves at December 31, 2016 is due to a decrease in open claim counts.
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
The deterioration in the net loss ratio in 2016 as compared to 2015 was primarily attributable to an increase in severity in commercial fire losses and an increase in catastrophe losses. The improvement in the net loss ratio in 2015 as compared to 2014 was primarily attributable to elevated losses in the prior year. In 2014, there were elevated catastrophe losses from spring and summer storms in regions of the U.S. where we conduct much of our business and an increase in frequency and severity in fire-related losses in our commercial property line of business.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. The deterioration in our commercial automobile insurance line in 2016 as compared to 2015 was due to an increase in frequency and severity of claims in 2016 due to an increase in miles driven by commercial vehicles. The deterioration in our commercial automobile insurance line in 2015 as compared to 2014 was due to an increase in severity of claims combined with additional reserves for incurred but not reported claims in 2015 primarily from an adverse development experience trend from an increase in highway roadway use by commercial vehicles.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts.
The deterioration in our workers' compensation line of business in 2016 as compared to 2015 was due to an increase in severity of claims of over $0.1 million and a decrease in favorable reserves development on prior year claims. The improvement in our workers' compensation line of business in 2015 as compared to 2014 was due to a decrease in severity and frequency of claims and favorable development in reserves for reported claims.
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

In 2016, the change in the the loss ratio was primarily due to salvage and subrogation received in the second quarter of 2016. In 2015, the loss ratio increased slightly as compared to 2014 due to a single large claim incurred in the first quarter of 2015.

During 2016 and 2014 there were no claims that exceeded our $1.5 million reinsurance retention level. During 2015, there were two claims that exceeded our $1.5 million surety excess of loss reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. In 2016, the net loss ratio deteriorated 5.0 percentage points primarily attributable to an increase in claim frequency in our personal automobile line due to an increase in catastrophe losses. In 2015, the net loss ratio improved 21.3 percentage points compared to 2014. The change was primarily due to a decrease in net losses and loss settlement expenses incurred in the fire and allied lines of business due to less catastrophe losses in 2015.
For our personal lines, we use the CATography™ Underwriter tool, which gives us the ability to determine whether the premium we charge for an exposure is adequate in areas where hurricanes and earthquakes occur. We have also implemented predictive analytics and data prefill for our personal automobile line. Data prefill is a data accessing methodology that allows for a more complete profile of our customers at the agent's point of sale during the quotation process.
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio improved in 2016 due to an increase in favorable reserve development on prior year claims and from a decrease in catastrophe losses assumed. The net loss ratio deterioration in 2015 was due to an increase in catastrophe losses assumed.

In 2016, we renewed our participation in all of our assumed programs. In 2015, we renewed our participation in all of our assumed programs and added one new program to our portfolio. In 2014, we renewed our participation in all but one of our assumed programs and added one new program to our portfolio. We increased participation in one program in our assumed portfolio to replace lost premium from the program not renewed.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 30.6 percent, 31.0 percent and 31.3 percent for 2016, 2015, and 2014, respectively. The underwriting expense ratio improved in 2016 due to a decrease in post-retirement benefit costs and contingent commission expenses.
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

Life Insurance Segment Results

	Years Ended December 31,			% Change
				2016	2015
(In Thousands)	2016	2015	2014	vs. 2015	vs. 2014
Revenues
Net premiums earned	$87,270	$79,195	$61,391	10.2%	29.0%
Investment income, net	51,538	54,222	60,373	(5.0)%	(10.2)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(1,300)	—	NM	NM
All other net realized gains	1,156	3,022	3,093	(61.7)%	(2.3)%
Net realized investment gains	1,156	1,722	3,093	(32.9)%	(44.3)%
Other income	621	508	774	22.2%	(34.4)%
Total revenues	$140,585	$135,647	$125,631	3.6%	8.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$31,365	$29,001	$26,432	8.2%	9.7%
Increase in liability for future policy benefits	59,969	50,945	36,623	17.7%	39.1%
Amortization of deferred policy acquisition costs	8,121	6,634	6,139	22.4%	8.1%
Other underwriting expenses	19,881	19,306	15,754	3.0%	22.5%
Interest on policyholders' accounts	20,079	23,680	30,245	(15.2)%	(21.7)%
Total benefits, losses and expenses	$139,415	$129,566	$115,193	7.6%	12.5%

Income before income taxes	$1,170	$6,081	$10,438	(80.8)%	(41.7)%
NM =Not meaningful
United Life underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (40.3 percent), traditional life products (47.5 percent), universal life products (10.9 percent), and other life products (1.3 percent) comprised our 2016 life insurance premium revenues, as determined on the basis of statutory accounting principles. We do not write variable annuities or variable insurance products.

Income before income taxes for our life insurance segment totaled $1.2 million in 2016 compared to $6.1 million in 2015 and $10.4 million in 2014. The decrease in net income before income taxes from 2015 to 2016 was primarily a result of a decrease in net investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of single premium whole life ("SPWL") policies and a decrease in interest on policyholders' accounts due to the continued net withdrawals of annuity products.

The decrease in net income before income taxes from 2014 to 2015 was primarily a result of a decrease in net investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of SPWL policies and a decrease in interest on policyholders' accounts due to a decline in the crediting rate paid on continued net withdrawals of annuity products.
In 2016, net investment income decreased 5.0 percent as compared to 2015 and decreased 10.2 percent in 2015 as compared to 2014. The decrease is due to lower asset base from declining annuity deposits and due to a decrease in reinvestment interest rates. For discussion of our consolidated investment results, see the "Investments" section contained in this Item.

Net premiums earned increased 10.2 percent in 2016 as compared to 2015 primarily due to an increase in sales of SPWL policies. Net premiums earned increased 29.0 percent in 2015 as compared to 2014 due to an increase in sales of SPWL policies.

Underwriting expenses increased 3.0 percent in 2016 as compared to 2015 due to an increase in SPWL commissions related to the increase in premiums as previously mentioned partially offset by a decrease in our post-retirement benefit plan expenses.

Deferred annuity deposits decreased 24.5 percent in 2016, as compared to 2015 and decreased 55.7 percent in 2015 as compared to 2014. We gradually lowered the credited rate offered on our deferred annuity products in the low interest rate environment, which resulted in the decrease in deferred annuity deposits.

Net cash outflow related to the Company's annuity business was $83.7 million in 2016 compared to a net cash outflow of $129.7 million and $77.7 million, respectively, in 2015 and 2014. This result is attributed to the activity described previously.
The fixed annuity deposits that we collect are not reported as net premiums earned under GAAP. Instead, we invest annuity deposits and record them as a liability for future policy benefits. The revenue that is generated from fixed annuity products consists of policy surrender charges and investment income. The difference between the yield we earn on our investment portfolio and the interest we credit on our fixed annuities is known as the investment spread. The investment spread is a major driver of the profitability for all of our annuity products. As of December 31, 2016, our investment spread on our annuity products was 1.48 percent as compared to 1.34 percent at December 31, 2015.
Federal Income Taxes
We reported a federal income tax expense of $8.8 million, $32.3 million and $17.3 million in 2016, 2015, and 2014, respectively. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.
As of December 31, 2016, we had a net operating loss ("NOL") carryforward of $3.1 million, which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2017.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $0.7 million at December 31, 2016. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.5 million in 2016 due to the realization of $1.6 million in NOLs.
As of December 31, 2016, we had $1.2 million of alternative minimum tax ("AMT") credit carryforwards.

INVESTMENTS
Investment Environment

2016 can be characterized as a year of tepid global economic activity, below trend investment, and increased geopolitical uncertainty. The current year began on a negative tone for risk assets as a severe correction in Chinese stocks, combined with weaker-than-expected economic numbers in the United States, prompted a convincing flight-to-safety trade among portfolio managers. In January and February, U.S. equities declined by almost 10 percent, the price of oil fell below $30 per barrel, and 10-year Treasury yields plummeted almost 60 basis points to 1.66 percent.  However, by spring the sense of panic had transitioned into opportunity, and markets were able to stabilize as the economic outlook improved with more upbeat data, and global central banks reaffirmed their pledge of support. However, investor resolve was tested once again during the summer with Britain’s referendum to leave the European Union causing a spike in volatility, and a second leg down for interest rates with U.S. 10-year treasury rates falling to 1.34 percent.

Heading into the fall elections, the economy continued to trend positive overall. Immediately following the election, stocks and bond yields rallied substantially, which continued into the end of the year. While the backup in rates since the election was welcomed, the overall level of investment yield still remains historically low. Now that fiscal stimulus seems poised to take over for monetary policy as the driving force for the economy, expectations are that lower taxes, less regulation and increased capital spending will produce above trend growth and productivity, as well as increase the overall level of prices and interest rates. Downside risks include stagnation due to delays in, or lack of, policy implementation caused by government gridlock. In general, the investment environment remains challenging for now given persistently low yields for fixed income investments, uncertainty surrounding a meaningful pivot in U.S. government policy across many fronts and shifting global alliances as a result.
Investment Philosophy

The Company's assets are invested to preserve capital and maximize after-tax returns while maintaining an appropriate balance of risk. The return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program. Our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, active management of our available-for-sale portfolio is considered necessary to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change.

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
Investment Portfolio
Our invested assets at December 31, 2016 totaled $3.3 billion, compared to $3.1 billion at December 31, 2015, an increase of $122.9 million. At December 31, 2016, fixed maturity securities and equity securities comprised 89.2 percent and 8.5 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2016 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to-maturity	$150	—%	$48	—%	$198	—%
Available-for-sale	1,453,286	82.1	1,444,840	96.7	2,898,126	88.7
Trading securities	14,390	0.8	—	—	14,390	0.4
Equity securities:
Available-for-sale	246,370	13.9	24,046	1.6	270,416	8.3
Trading securities	5,644	0.3	—	—	5,644	0.2
Mortgage loans	—	—	3,706	0.2	3,706	0.1
Policy loans	—	—	5,366	0.4	5,366	0.2
Other long-term investments	51,768	2.9	15,871	1.1	67,639	2.1
Short-term investments	175	—	—	—	175	—
Total	$1,771,783	100.0%	$1,493,877	100.0%	$3,265,660	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2016, we classified $2.9 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale, compared to $2.8 billion, or 99.5 percent, at December 31, 2015. Available-for-sale securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2016 and 2015, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios by credit rating at December 31, 2016 and 2015. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2016		December 31, 2015
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$782,329	26.9%	$838,318	29.6%
AA	857,946	29.4	724,023	25.5
A	651,696	22.4	670,098	23.6
Baa/BBB	554,475	19.0	556,667	19.6
Other/Not Rated	66,268	2.3	49,149	1.7
	$2,912,714	100.0%	$2,838,255	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities was 5.2 years at December 31, 2016 compared to 5.2 years at December 31, 2015.

Property and Casualty Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities was 5.4 years at December 31, 2016 compared to 5.2 years at December 31, 2015.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2016	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$150	$150	$55,767	$56,234	$1,753	$1,774
Due after one year through five years	—	—	302,350	310,942	7,841	8,882
Due after five years through 10 years	—	—	322,890	325,690	1,302	1,406
Due after 10 years	—	—	609,923	593,937	2,158	2,328
Asset-backed securities	—	—	3,127	3,008	—	—
Mortgage-backed securities	—	—	11,462	11,584	—	—
Collateralized mortgage obligations	—	—	152,716	151,891	—	—
	$150	$150	$1,458,235	$1,453,286	$13,054	$14,390
Life Insurance Segment

The weighted average effective duration of our portfolio of fixed maturity securities at December 31, 2016 was 4.9 years compared to 5.3 years at December 31, 2015.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2016	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$50,291	$50,846
Due after one year through five years	—	—	538,253	551,111
Due after five years through 10 years	—	—	484,833	489,492
Due after 10 years	—	—	77,916	77,542
Asset-backed securities	—	—	1,280	1,262
Mortgage-backed securities	48	49	5,826	5,664
Collateralized mortgage obligations	—	—	270,871	268,923
	$48	$49	$1,429,270	$1,444,840

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income increased 6.0 percent in 2016, compared with the same period of 2015, primarily due to the change in value of our investments in limited liability partnerships, specifically related to financial institutions. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2016 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2016 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Our investment results are summarized in the following table:

(In Thousands)				% Change
				2016	2015
As of and for the Years Ended December 31,	2016	2015	2014	vs. 2015	vs. 2014
Investment income, net	$106,822	$100,781	$104,609	6.0%	(3.7)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	$—	$(1,300)	$—	NM	NM
All other net realized gains	6,103	4,146	7,270	47.2	(43.0)
Total net realized investment gains	$6,103	$2,846	$7,270	114.4%	(60.9)%
Net unrealized investment gains, after tax	$133,892	$128,369	$149,623	4.3%	(14.2)%
NM=not meaningful
Net Investment Income
In 2016, our investment income, net of investment expenses, increased $6.0 million to $106.8 million as compared to 2015, primarily due to the change in value of our investments in limited liability partnerships, specifically related to financial institutions.
In 2015, our investment income, net of investment expenses, decreased $3.8 million to $100.8 million as compared to 2014, primarily due the decline in invested assets and decline in reinvestment interest rates from the low interest rate environment.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2016	2015	2014
Investment income
Interest on fixed maturities	$92,362	$92,777	$97,969
Dividends on equity securities	7,050	7,208	6,602
Income on other long-term investments
Interest	2,394	2,567	1,927
Change in value (1)	10,742	3,266	1,917
Interest on mortgage loans	221	237	252
Interest on short-term investments	84	6	5
Interest on cash and cash equivalents	445	305	255
Other	1,227	1,452	1,998
Total investment income	$114,525	$107,818	$110,925
Less investment expenses	7,703	7,037	6,316
Investment income, net	$106,822	$100,781	$104,609

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2016, 80.6 percent of our gross investment income originated from interest on fixed maturities, compared to 86.0 percent and 88.3 percent in 2015 and 2014, respectively.

The following table details our annualized yield on average invested assets for 2016, 2015 and 2014, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2016	$3,223,014	$106,822	3.3%
2015	3,181,311	100,781	3.2%
2014	3,143,502	104,609	3.3
Net Realized Investment Gains and Losses
In 2016, 2015 and 2014, we reported net realized investment gains of $6.1 million, $2.8 million and $7.3 million, respectively. The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2016	2015	2014
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$2,160	$3,294	$3,353
Trading securities
Change in fair value	189	(1,353)	609
Sales	931	1,381	1,339
Equity securities:
Available-for-sale	2,359	2,521	1,732
Trading securities
Change in fair value	301	(448)	238
Sales	(6)	66	(1)
Other long-term investments	—	(1,315)	—
Other-than-temporary-impairment charges:
Fixed maturities	—	(1,300)	—
Cash equivalents	169	—	—
Total net realized investment gains	$6,103	$2,846	$7,270
Net Unrealized Investment Gains and Losses
As of December 31, 2016, net unrealized investment gains, after tax, totaled $133.9 million compared to $128.4 million and $149.6 million as of December 31, 2015 and 2014, respectively. The increase in unrealized gains in 2016 is the result of an increase in the fair value of the equity securities portfolio due to an increase in the financial markets, partially offset by a decline in the fair value of the fixed maturity portfolio due to an increase in interest rates. The decrease in unrealized gains in 2015 is the result of a decrease in the fair value of the fixed maturity portfolio due to an increase in interest rates and the decrease in the equity portfolio due to a decline in the financial markets.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2016	2015	2014
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(21,271)	$(37,621)	$51,814
Equity securities	34,179	(6,459)	15,781
Deferred policy acquisition costs	(4,410)	11,380	(16,789)
Income tax effect	(2,975)	11,446	(17,784)
Total change in net unrealized investment gains, net of tax	$5,523	$(21,254)	$33,022
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
Duration relates primarily to our life insurance segment because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2016, our life insurance segment had $666.7 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2016. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 2.01 years longer than the projected duration of the liabilities. If interest rates increase by 100 or 200 basis points, the duration of the investments supporting the deferred annuity liabilities would be 2.46 years and 3.0 years longer, respectively, than the projected duration of the liabilities.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2016	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$152	$151	$150	$149	$148
Collateralized mortgage obligations	52	50	49	48	48
Total Held-to-Maturity Fixed Maturities	$204	$201	$199	$197	$196
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$24,308	$23,742	$23,195	$22,668	$22,159
U.S. government agency	82,512	80,433	77,597	72,635	67,166
States, municipalities and political subdivisions
General obligations:
Midwest	157,961	151,289	144,143	136,583	129,365
Northeast	64,712	61,673	58,409	54,828	51,365
South	144,844	137,017	128,369	119,056	110,213
West	129,913	121,984	113,731	105,350	97,501
Special revenue:
Midwest	188,881	179,040	168,310	156,987	146,379
Northeast	80,814	74,562	68,065	61,619	55,766
South	281,247	260,957	239,187	217,423	197,774
West	153,649	142,994	131,744	120,453	110,105
Foreign bonds	69,084	67,125	65,234	63,411	61,656
Public utilities	236,858	225,967	215,674	205,950	196,794
Corporate bonds
Energy	117,629	113,153	108,860	104,735	100,825
Industrials	252,930	241,085	229,903	219,360	209,442
Consumer goods and services	198,885	190,065	181,687	173,713	166,154
Health care	91,092	86,998	83,123	79,459	75,997
Technology, media and telecommunications	158,450	151,329	144,612	138,283	132,324
Financial services	300,656	287,006	273,951	261,576	249,983
Mortgage backed securities	17,919	17,741	17,248	16,514	15,627
Collateralized mortgage obligations
Government national mortgage association	162,126	155,206	144,460	131,938	119,215
Federal home loan mortgage corporation	188,427	183,165	174,458	163,153	150,500
Federal national mortgage association	111,770	107,965	101,896	94,325	86,206
Asset-backed securities	4,470	4,352	4,270	4,191	4,117
Total Available-For-Sale Fixed Maturities	$3,219,137	$3,064,848	$2,898,126	$2,724,210	$2,556,633
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$4,120	$4,017	$3,919	$3,823	$3,733
Consumer goods and services	137	132	127	123	119
Health care	3,771	3,571	3,410	3,279	3,173
Financial services	5,005	4,930	4,842	4,670	4,468
Technology, media and telecommunications	886	833	787	746	709
Redeemable preferred stock	1,304	1,304	1,305	1,304	1,304
Total Trading Fixed Maturities	$15,223	$14,787	$14,390	$13,945	$13,506
Total Fixed Maturity Securities	$3,234,564	$3,079,836	$2,912,715	$2,738,352	$2,570,335
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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2016:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$248,454	$276,060	$303,666
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 98.9 percent and 99.3 percent were rated "A" or above, and 93.2 percent and 90.9 percent were rated "AA" or above at December 31, 2016 and 2015, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $32.9 million or 19.1 percent of our insured municipal securities at December 31, 2016, as compared to $68.5 million or 24.9 percent at December 31, 2015. Our five largest indirect exposures to financial guarantors accounted for 63.9 percent and 71.4 percent of our insured municipal securities at December 31, 2016 and 2015, respectively.

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

The following table displays a summary of cash sources and uses in 2016, 2015 and 2014:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2016	2015	2014
Cash provided by (used in)
Operating activities	$214,384	$189,998	$151,291
Investing activities	(112,403)	(36,286)	(58,878)
Financing activities	(97,577)	(137,837)	(94,032)
Net increase (decrease) in cash and cash equivalents	$4,404	$15,875	$(1,619)
Operating Activities
Net cash flows provided by operating activities totaled $214.4 million, $190.0 million and $151.3 million in 2016, 2015 and 2014, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for 2016, 2015 and 2014.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 31.7 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2016, our cash and cash equivalents included $16.8 million related to these money market accounts, compared to $20.8 million at December 31, 2015.
Net cash flows used in investing activities totaled $112.4 million, $36.3 million and $58.9 million in 2016, 2015 and 2014, respectively. In 2016, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $551.1 million compared to $674.9 million and $567.7 million for the same period in 2015 and 2014, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reinvested.
Our cash outflows for investment purchases totaled $655.9 million in 2016, compared to $701.0 million and $618.4 million for the same period in 2015 and 2014, respectively.
Financing Activities
Net cash flows used in financing activities totaled $97.6 million, $137.8 million and $94.0 million in 2016, 2015 and 2014, respectively. In 2016, 2015 and 2014 we had $78.3 million, $118.4 million and 63.5 million, respectively, of net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $24.6 million, $21.7 million and $19.7 million in 2016, 2015 and 2014, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2016, our insurance company subsidiary, United Fire & Casualty, was able to make a maximum of $53.1 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2016, 2015 and 2014, pursuant to authorization by our Board of Directors, we repurchased 90,415, 79,396, and 461,835 shares of our common stock, respectively, which used cash totaling $3.7 million in 2016, $2.4 million in 2015 and $12.9 million in 2014. At December 31, 2016, we were authorized to purchase an additional 2,938,471 shares of our common stock under our share repurchase program, which expires in August 2018.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 14 "Credit Facility" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

Stockholders' Equity
Stockholders' equity increased 7.2 percent to $941.9 million at December 31, 2016, from $878.9 million at December 31, 2015. The increase was primarily attributable to net income of $49.9 million along with the change in valuation of our retirement benefit obligations of $23.1 million and an increase in net unrealized investment gains of $5.5 million, net of tax, all partially offset by stockholder dividends of $24.6 million and share repurchases of $3.7 million. As of December 31, 2016, the book value per share of our common stock was $37.04, compared to $34.94 at December 31, 2015.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2016, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period, at December 31, 2016:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$1,999,202	$197,600	$387,297	$277,538	$1,136,767
Loss and loss settlement expense reserves	1,123,896	389,698	352,057	143,607	238,534
Operating leases	25,667	6,218	11,031	8,244	174
Profit-sharing commissions	16,053	16,053	—	—	—
Pension plan contributions	6,400	6,400	—	—	—
Total	$3,171,218	$615,969	$750,385	$429,389	$1,375,475

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Consolidated Balance Sheets is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, the future policy benefit reserves for our life insurance segment presented on the Consolidated Balance Sheets are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Consolidated Balance Sheets at December 31, 2016.
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
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2016, property and casualty agencies will receive profit-sharing payments of $16.1 million in 2017.
Pension Plan Payments
We estimated the pension contribution for 2017 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2017, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Funding Commitments
At December 31, 2016, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $8.4 million upon request of the partnerships through December 31, 2023.

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
Fair Value Measurement
Information specific to the fair value measurement of our financial instruments and disclosures is incorporated by reference from Note 3 "Fair Value of Financial Instruments" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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
At December 31, 2016 and 2015, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $34.8 million at December 31, 2016, compared with $28.1 million at December 31, 2015. At December 31, 2016, the largest pre-tax unrealized loss on an individual equity security was $0.2 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."
Deferred Policy Acquisition Costs ("DAC") — Property and Casualty Insurance Segment
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2016 and 2015, our DAC asset was $93.4 million and $90.5 million, respectively.
The DAC asset is amortized over the life of the policies written, generally one year. We assess the recoverability of DAC on a quarterly basis by line of business. This assessment is performed by comparing recorded unearned premium to the sum of unamortized DAC and estimates of expected losses and loss settlement expenses. If the sum of these costs exceeds the amount of recorded unearned premium (i.e., the line of business is expected to generate an operating loss), the excess is recognized in current period other underwriting expenses as an offset against the established DAC asset. We refer to this offset as a premium deficiency charge.
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. This calculation is performed on a quarterly basis and developed in conjunction with our quarterly reserving process. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business. With the completion of the Mercer Insurance Group, Inc. integration, we determined it was the appropriate time to review our DAC models. After reviewing our DAC model at March 31, 2015, we enhanced our property & casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. The impact of these updates to the model resulted in an increase to DAC amortization of $2,144 and an increase to the DAC asset of $3,830 for the period ended December 31, 2015, as compared to what we would have recognized had we not updated our model.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2016, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2016:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$62	$4,920	$11,862
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2016 was $0.1 million compared to the premium deficiency charge of $0.0 million calculated for the same period of 2015.
Deferred Policy Acquisition Costs — Life Insurance Segment
Costs that vary with and relate to the successful acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions, premium taxes, and related variable underwriting, agency and policy issue expenses. The amount of underwriting and other acquisition related compensation and other internal expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2016 and 2015, our DAC asset was $70.7 million and $77.7 million, respectively.
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
We periodically review estimates of expected profitability and evaluate the need to "unlock" or revise the assumptions for the amortization of the DAC asset related to our non-traditional business. The primary assumptions utilized when estimating future profitability relate to interest rate spread, operating expenses, mortality and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2016. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$2,965	$(3,154)
Policy lapse experience	1,731	(1,637)
Changes in assumptions	-1%	+1%
Interest rate spread	$(1,574)	$1,524
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders' equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of deferred annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called "shadow" DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2016 and 2015, the "shadow" DAC adjustment decreased our DAC asset by $6.4 million and $2.0 million, respectively.
Losses and Loss Settlement Expenses — Property and Casualty Insurance Segment
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,123.9 million and $1,003.9 million at December 31, 2016 and 2015, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $59.8 million for 2016 and $54.7 million for 2015. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2016, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$83,984	$12,415	$21,480	$117,879
Other liability	204,109	120,596	188,888	513,593
Automobile	136,750	46,917	45,409	229,076
Workers' compensation	166,332	10,500	28,581	205,413
Fidelity and surety	2,163	2,520	108	4,791
Miscellaneous	185	746	269	1,200
Total commercial lines	$593,523	$193,694	$284,735	$1,071,952
Personal lines
Automobile	$9,997	$1,023	$1,726	$12,746
Fire and allied lines	8,949	3,829	2,735	15,513
Miscellaneous	1,078	174	434	1,686
Total personal lines	$20,024	$5,026	$4,895	$29,945
Reinsurance assumed	16,828	5,105	66	21,999
Total	$630,375	$203,825	$289,696	$1,123,896

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
Incurred But Not Reported ("IBNR") Reserves

On a quarterly basis, the Company's internal actuary performs a detailed analysis of IBNR reserves. This analysis uses various loss projection methods (paid and reported loss development) to provide several estimates of ultimate loss (or loss adjustment expense ("LAE")) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our internal actuary to project loss settlement expenses are paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established for each individual year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. Results of these methods are usually averaged together to provide a final point estimate. Given that there are several inputs depending on the line of business, the methods may be averaged and modified based on changes known to management or trends in the market. IBNR estimates are derived by subtracting reported loss from the final point estimate loss.

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
As an example, if our loss and loss settlement expense reserves of $1,123.9 million as of December 31, 2016, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $112.4 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2016:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$28,928	$57,855

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2016. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$10,800	$20,161

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,839	$5,679
In 2016, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2016 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2016, was $513.6 million and consisted of 5,634 claims, compared with $495.9 million, consisting of 5,553 claims at December 31, 2015. Of the $513.6 million total reserve for other liability claims, $151.9 million is identified as defense costs and $34.3 million is identified as general overhead required in the settlement of claims.

Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2016, we had $22.3 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 1,382 claims. At December 31, 2015, our reserves, excluding IBNR reserves, totaled $28.8 million, which consisted of 1,721 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2016 and 2015, we had $3.7 million and $4.8 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2016 was $205.4 million and consisted of 2,299 claims, compared with $192.9 million, consisting of 2,211 claims, at December 31, 2015.
Reserve Development

The following reserve development section should be read in conjunction with the "Consolidated Results of Operations" section of this Item 7.

In 2016, 2015 and 2014, we recognized a favorable development in our net reserves for prior accident years totaling $31.2 million, $40.9 million and $56.7 million, respectively.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(51,359)	$(25,680)	$25,680	$51,359
Workers' compensation	(20,541)	(10,271)	10,271	20,541
Automobile	(24,182)	(12,091)	12,091	24,182

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(8,153)	$(4,892)	$4,892	$8,153
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2016 and 2015, we engaged the services of Regnier Consulting Group, Inc. ("Regnier") as our independent actuarial firm for the property and casualty insurance segment. We anticipate that this engagement will continue in 2017.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2016 and 2015 were $1,064.1 million and $949.2 million, respectively. In 2016 and 2015, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
We periodically review the adequacy of traditional life product reserves and recoverability of DAC for these contracts on an aggregate basis using actual experience. In the event that actual experience is significantly adverse compared to the original assumptions, any remaining unamortized DAC asset must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The effects of changes in reserve estimates are reported in the results of operations in the period in which the changes are determined. We have made no changes in our methods in the past three years, other than minor changes in assumptions for new issues in each of the past three years, mostly relating to anticipated mortality rates and investment yields. These assumption changes were made due to corresponding changes in the interest rate environment and the historical mortality of these products. We anticipate that changes in mortality, investment and reinvestment yields, and policy termination assumptions are the factors that would most likely require an adjustment to these reserves or related DAC asset.
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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $3.2 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.6 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.6 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.5 million.
Independent Actuary
We engage an independent actuarial firm to assist us in establishing our future policy benefit reserves for statutory and GAAP reporting and our DAC asset and related amortization for GAAP reporting and to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using prescribed assumptions which are considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2016 and 2015, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance segment. We anticipate that this engagement will continue in 2017.
Pension and Post-retirement Benefit Obligations
The process of estimating our pension and post-retirement benefit obligations and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligations are: estimated mortality of the employees and retirees eligible for benefits; estimated expected long-term rates of return on investments; estimated compensation increases; estimated employee turnover; estimated medical trend rate; and estimated rate used to discount the ultimate estimated liability to a present value. We engage a consulting actuary from Principal Financial Group, an independent firm, to assist in evaluating and establishing assumptions used in the valuation of our benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and post-retirement benefit obligation at December 31, 2016, by $29.5 million and $8.4 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2016, by $23.3 million and $6.6 million, respectively.
In addition, for the post-retirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the post-retirement benefit obligation at December 31, 2016, by $6.4 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2016, by $8.0 million.

A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2016, by $1.3 million, while a 100 basis point increase in the rate would decrease benefit expense by $1.3 million, for the same period.
For the post-retirement benefit plan, a 100 basis point increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2016, by $0.8 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.7 million, for the same period.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2016 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2016	2015

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $199 in 2016 and $675 in 2015)	$198	$672
Available-for-sale, at fair value (amortized cost $2,887,505 in 2016 and $2,793,069 in 2015)	2,898,126	2,824,961
Trading securities, at fair value (amortized cost $13,054 in 2016 and $11,475 in 2015)	14,390	12,622
Equity securities
Available-for-sale, at fair value (cost $68,504 in 2016 and $68,514 in 2015)	270,416	236,247
Trading securities, at fair value (cost $5,434 in 2016 and $4,443 in 2015)	5,644	4,353
Mortgage loans	3,706	3,961
Policy loans	5,366	5,618
Other long-term investments	67,639	54,151
Short-term investments	175	175
	3,265,660	3,142,760
Cash and cash equivalents	110,853	106,449
Accrued investment income	25,056	25,136
Premiums receivable (net of allowance for doubtful accounts of $1,255 in 2016 and $867 in 2015)	306,202	276,517
Deferred policy acquisition costs	164,112	168,264
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $50,925 in 2016 and $46,590 in 2015)	55,524	53,241
Reinsurance receivables and recoverables	69,413	73,527
Prepaid reinsurance premiums	3,782	3,790
Income taxes receivable	15,061	—
Goodwill and net intangible assets	24,740	25,509
Other assets	14,355	15,183
Total assets	$4,054,758	$3,890,376
Liabilities and stockholders' equity
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,123,896	$1,003,895
Life insurance	1,350,503	1,372,358
Unearned premiums	443,873	415,057
Accrued expenses and other liabilities	159,014	200,599
Income taxes payable	—	4,917
Deferred income taxes	35,588	14,653
Total liabilities	$3,112,874	$3,011,479
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,429,769 and 25,151,428 shares issued and outstanding in 2016 and 2015, respectively	$25	$25
Additional paid-in capital	216,482	207,426
Retained earnings	616,322	591,009
Accumulated other comprehensive income, net of tax	109,055	80,437
Total stockholders' equity	$941,884	$878,897
Total liabilities and stockholders' equity	$4,054,758	$3,890,376
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2016	2015	2014

Revenues
Net premiums earned	$1,023,401	$930,890	$828,330
Investment income, net of investment expenses	106,822	100,781	104,609
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	(1,300)	—
All other net realized gains (includes reclassifications for net unrealized gains on available-for-sale securities of $4,520 in 2016; $4,513 in 2015; and $5,085 in 2014 previously included in accumulated other comprehensive income)	6,103	4,146	7,270
Total net realized investment gains	6,103	2,846	7,270
Other income	621	401	1,685
Total revenues	$1,136,947	$1,034,918	$941,894

Benefits, losses and expenses
Losses and loss settlement expenses	$683,798	$549,088	$536,243
Increase in liability for future policy benefits	59,969	50,945	36,623
Amortization of deferred policy acquisition costs	211,013	186,817	167,449
Other underwriting expenses (includes reclassifications for employee benefit costs of $5,486 in 2016; $7,468 in 2015; and $3,072 in 2014 previously included in accumulated other comprehensive income)	103,421	102,937	94,871
Interest on policyholders' accounts	20,079	23,680	30,245
Total benefits, losses and expenses	$1,078,280	$913,467	$865,431

Income before income taxes	$58,667	$121,451	$76,463
Federal income tax expense (includes reclassifications of $338 in 2016; $1,034 in 2015; and ($704) in 2014 previously included in accumulated other comprehensive income)	8,763	32,325	17,326
Net income	$49,904	$89,126	$59,137

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$13,017	$(28,185)	$55,888
Change in liability for underfunded employee benefit plans	30,045	8,714	(47,685)
Other comprehensive income (loss), before tax and reclassification adjustments	43,062	(19,471)	8,203
Income tax effect	(15,072)	6,814	(2,871)
Other comprehensive income (loss), after tax, before reclassification adjustments	27,990	(12,657)	5,332
Reclassification adjustment for net realized gains included in income	(4,520)	(4,513)	(5,085)
Reclassification adjustment for employee benefit costs included in expense	5,486	7,468	3,072
Total reclassification adjustments, before tax	966	2,955	(2,013)
Income tax effect	(338)	(1,034)	704
Total reclassification adjustments, after tax	628	1,921	(1,309)
Comprehensive income	$78,522	$78,390	$63,160

Weighted average common shares outstanding	25,335,706	25,047,405	25,230,854
Basic earnings per common share	$1.97	$3.56	$2.34
Diluted earnings per common share	1.93	3.53	2.32

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2016	2015	2014

Common stock
Balance, beginning of year	$25	$25	$25
Shares repurchased (90,415 in 2016; 79,396 in 2015; and 461,835 in 2014)	—	—	—
Shares issued for stock-based awards (376,142 in 2016; 202,882 in 2015; and 108,679 in 2014)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$207,426	$202,676	$211,574
Compensation expense and related tax benefit for stock-based award grants	2,880	1,677	1,784
Shares repurchased	(3,746)	(2,423)	(12,942)
Shares issued for stock-based awards	9,922	5,496	2,260
Balance, end of year	$216,482	$207,426	$202,676

Retained earnings
Balance, beginning of year	$591,009	$523,541	$484,084
Net income	49,904	89,126	59,137
Dividends on common stock ($0.97 per share in 2016; $0.86 per share in 2015; $0.78 per share in 2014)	(24,591)	(21,658)	(19,680)
Balance, end of year	$616,322	$591,009	$523,541

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$80,437	$91,173	$87,150
Change in net unrealized investment appreciation (1)	5,523	(21,254)	33,022
Change in liability for underfunded employee benefit plans (2)	23,095	10,518	(28,999)
Balance, end of year	$109,055	$80,437	$91,173

Summary of changes
Balance, beginning of year	$878,897	$817,415	$782,833
Net income	49,904	89,126	59,137
All other changes in stockholders' equity accounts	13,083	(27,644)	(24,555)
Balance, end of year	$941,884	$878,897	$817,415

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2016	2015	2014
Cash Flows From Operating Activities
Net income	$49,904	$89,126	$59,137
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	14,097	13,745	14,434
Depreciation and amortization	6,035	6,473	6,891
Stock-based compensation expense	3,696	2,510	1,944
Net realized investment gains	(6,103)	(2,846)	(7,270)
Net cash flows from trading investments	(2,390)	3,080	(6,855)
Deferred income tax expense (benefit)	4,482	(4,496)	1,926
Changes in:
Accrued investment income	80	853	1,934
Premiums receivable	(29,685)	(27,487)	(30,395)
Deferred policy acquisition costs	(258)	(17,165)	(6,417)
Reinsurance receivables	4,114	13,283	641
Prepaid reinsurance premiums	8	(158)	(472)
Income taxes receivable	(15,061)	—	1,786
Other assets	828	(734)	581
Future policy benefits and losses, claims and loss settlement expenses	176,492	77,471	47,928
Unearned premiums	28,816	36,332	38,261
Accrued expenses and other liabilities	(6,054)	4,095	25,287
Income taxes payable	(4,917)	(95)	5,012
Deferred income taxes	1,043	(829)	(249)
Other, net	(10,743)	(3,160)	(2,813)
Total adjustments	$164,480	$100,872	$92,154
Net cash provided by operating activities	$214,384	$189,998	$151,291
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$14,322	$11,543	$3,091
Proceeds from call and maturity of held-to-maturity investments	516	175	260
Proceeds from call and maturity of available-for-sale investments	533,784	658,728	561,434
Proceeds from short-term and other investments	2,456	4,421	2,883
Purchase of held-to-maturity investments	(42)	(450)	—
Purchase of available-for-sale investments	(651,365)	(695,351)	(614,044)
Purchase of short-term and other investments	(4,474)	(5,656)	(4,351)
Net purchases and sales of property and equipment	(7,600)	(9,696)	(8,151)
Net cash used in investing activities	$(112,403)	$(36,286)	$(58,878)
Cash Flows From Financing Activities
Policyholders' account balances
Deposits to investment and universal life contracts	$79,815	$99,486	$180,487
Withdrawals from investment and universal life contracts	(158,161)	(217,905)	(243,997)
Payment of cash dividends	(24,591)	(21,658)	(19,680)
Repurchase of common stock	(3,746)	(2,423)	(12,942)
Issuance of common stock	9,922	5,496	2,260
Tax impact from issuance of common stock	(816)	(833)	(160)
Net cash used in financing activities	$(97,577)	$(137,837)	$(94,032)
Net Change in Cash and Cash Equivalents	$4,404	$15,875	$(1,619)
Cash and Cash Equivalents at Beginning of Year	106,449	90,574	92,193
Cash and Cash Equivalents at End of Year	$110,853	$106,449	$90,574

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company","we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance and life insurance and selling annuities through a network of independent agencies. We report our operations in two business segments: property and casualty insurance and life insurance. Our insurance company subsidiaries are licensed as a property and casualty insurer in 46 states, plus the District of Columbia, and as a life insurer in 37 states.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, United Life Insurance Company ("United Life"), Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company, Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc.
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

Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone subsidiary financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled ("statutory accounting principles").
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; future policy benefits and losses, claims and loss settlement expenses; and pension and post-retirement benefit obligations.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2016 to be ordinary, routine and incidental to our business.
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
Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 3.7 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Liabilities for non-traditional business are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using assumptions for mortality and interest rates. Liabilities for deferred annuities are carried at the account value.

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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Mortgage loans are recorded at their unpaid principal balance. Policy loans are recorded at the outstanding loan amount due from policyholders. Included in investments at December 31, 2016 and 2015, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,509,339 and $1,515,193, respectively.
In 2016 and 2014, we did not record any other-than-temporary impairment ("OTTI") charges in our investment portfolio. In 2015 we recorded a pre-tax realized loss of $1,300 as a result of the recognition of OTTI charges on a certain holding in our investment portfolio. The OTTI charge did not have a noncredit related loss component. We review all of our investment holdings for appropriate valuation on an ongoing basis. Refer to Note 2 "Summary of Investments" for a discussion of our accounting policy for impairment recognition.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
In 2016, 2015, and 2014, we made cash payments for income taxes of $24,034, $39,497 and $9,626, respectively. In addition, we received federal tax refunds of $919 and $615 in 2015 and 2014, respectively, that resulted from the utilization of our 2011 net operating losses and net capital losses in the carryforward period. In 2016, we did not receive any federal tax refunds. We made no interest payments in 2016, 2015 and 2014. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Property and Casualty Insurance	2016	2015	2014
Recorded asset at beginning of year	$90,547	$72,861	$67,663
Underwriting costs deferred	205,707	197,869	166,508
Amortization of deferred policy acquisition costs	(202,892)	(180,183)	(161,310)
Recorded asset at end of year	$93,362	$90,547	$72,861

Life Insurance
Recorded asset at beginning of year	$77,717	$66,858	$82,429
Underwriting costs deferred	5,564	6,113	7,357
Amortization of deferred policy acquisition costs	(8,121)	(6,634)	(6,139)
	$75,160	$66,337	$83,647
Change in "shadow" deferred policy acquisition costs	(4,410)	11,380	(16,789)
Recorded asset at end of year	$70,750	$77,717	$66,858

Total
Recorded asset at beginning of year	$168,264	$139,719	$150,092
Underwriting costs deferred	211,271	203,982	173,865
Amortization of deferred policy acquisition costs	(211,013)	(186,817)	(167,449)
	$168,522	$156,884	$156,508
Change in "shadow" deferred policy acquisition costs	(4,410)	11,380	(16,789)
Recorded asset at end of year	$164,112	$168,264	$139,719

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. After reviewing our DAC model at March 31, 2015, we enhanced our property and casualty insurance segment DAC model by updating our aggregation of certain lines of business in a manner consistent with how the policies are currently being marketed and managed. With the completion of the Mercer Insurance Group, Inc. integration, we determined it was the appropriate time to review our DAC models. The impact of these updates to the model resulted in an increase to DAC amortization of $2,144 and an increase to the DAC asset of $3,830 for the period ended December 31, 2015, as compared to what we would have recognized had we not updated our model.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains (losses) on available-for-sale securities decreased the DAC asset by $6,413, $2,003 and $13,383 at December 31, 2016, 2015 and 2014, respectively.

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2016	2015
Real estate:
Land	$8,231	$7,999
Buildings	41,119	37,451
Furniture and fixtures	4,711	3,954
Computer equipment and software	1,463	2,452
Airplane	—	1,385
Total property and equipment	$55,524	$53,241
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
Depreciation expense totaled $5,266, $5,704 and $6,122 for 2016, 2015 and 2014, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill and the majority of our intangible assets relate to the Mercer acquisition in 2011. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2016 and 2015, we performed a quantitative impairment assessment of our goodwill and in 2014, we performed a qualitative impairment assessment of our goodwill. As a result of these assessments, we did not recognize an impairment charge on our goodwill in 2016, 2015 or 2014.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2016 and 2014, we performed a qualitative impairment assessment of our indefinite lived intangible assets and, in 2015, we performed a quantitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2016, 2015 and 2014. Amortization expense, which is allocated to the property and casualty insurance segment, totaled $769 for each of 2016, 2015 and 2014, respectively.

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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2016, 2015, and 2014 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2016

Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board ("FASB") issued guidance on disclosure requirements for short-duration contracts. The new guidance requires additional disclosures about the liability for unpaid loss and loss adjustment expenses and requires disclosure of any information about significant changes in methodologies and assumptions used to calculate the liability. The new guidance is effective for annual periods beginning after

December 15, 2015 and interim periods beginning the following year. The Company has included the new annual disclosures beginning with the December 31, 2016 annual financial statements. The adoption of the new guidance changed disclosures in Note 5 "Reserves for Losses and Loss Settlement Expenses," of this section regarding short- duration contracts, but had no impact on the Company's financial position or results of operations.

Other Internal Use Software

In April 2015, the FASB issued guidance which clarifies customers' accounting for fees paid for cloud computing arrangements. The new standard provides guidance to customers about whether a cloud computing arrangement includes a software license or whether the arrangement is considered a service contract. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations as we have no material cloud computing arrangements.

Debt Issuance Costs

In April 2015, the FASB issued new guidance on the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations in 2016 as we did not issue any debt.

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

Going Concern

In August 2014, the FASB issued new guidance on the disclosure of uncertainties about an entity's ability to continue as a going concern. The new guidance requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, to disclose that fact and what the entity's plans are to alleviate that doubt. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company adopted the guidance as of January 1, 2016. The adoption of the new guidance had no impact on the Company's financial position or results of operations.

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

Pending Adoption of Accounting Standards
Share-Based Payments
In March 2016, the FASB issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the new guidance as of January 1, 2017. The new guidance will result in classification changes between the financing and operating section of the Statement of Cash Flow. The new guidance will also result in additional tax expense or net income, but will vary depending on the number of stock options granted and exercised.
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company adopted the new guidance as of January 1, 2017. The adoption will have no impact on the Company's financial position and results of operations since we do not currently report deferred taxes in classified balance sheets.
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance as of January 1, 2018. The adoption of the new guidance will have no impact on the Company's reporting and disclosure of net premiums earned, net investment income or net realized gains and losses, as these items are not within the scope of this new guidance. The Company is currently evaluating the impact on the Company's financial position and results of operations with other revenue streams under this new guidance. These other revenue streams, currently reported in other income in the Consolidated Statements of Income and Comprehensive Income, are not a material amount of the Company's total revenue.
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position, results of operations and key processes. If the new guidance were adopted as of December 31, 2016, there would be a reclassification from accumulated other comprehensive income to retained earnings equal to the amount of net unrealized gains and losses on available-for-sale equity securities at December 31, 2015 disclosed in Note 2 "Summary of Investments," of this section. The impact to net realized gains (losses) would equal the change in net unrealized gains and losses on available-for-sale equity securities between December 31, 2016 and December 31, 2015, in the same tables.

Statement of Cash Flows - Classification of Certain Cash Receipts and Payments
In August 2016, the FASB issued an update that clarifies the classification of certain cash receipts and payments in the Statement of Cash Flows. The update addresses eight existing cash flow issues by clarifying the correct classification to establish uniformity in practice. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently reviewing the updates to the eight existing cash flow issues. Currently, management believes that one existing cash flow issue will be impacted by these updates. Management believes the update will have no impact on the Company's financial position and results of operations but may effect the current classification of the cash flow in the Statement of Cash Flows.
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place most leases on their balance sheets with expenses recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2019. The Company has created an inventory of its leases and has calculated the current minimum future lease payment which is disclosed in Note 13 "Lease Commitments."
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2020 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2021 and is currently evaluating the impact on the Company's financial position, results of operations and key processes.
Income Taxes - Intra-entity Transfers
In October 2016, the FASB issued new guidance on the income tax treatment of intra-entity transfers. The new guidance replaces the current guidance which prohibits the recognition of current and deferred income taxes of intra-entity transfers until the asset is sold externally. Under the new guidance, the exemption is eliminated and income taxes will be recognized on transfers of intra-entity assets. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2019 and is currently evaluating the impact on the Company's financial position and results of operations.
Goodwill
In January 2017, the FASB issued new guidance which simplifies the test for goodwill impairment. The new guidance eliminates the implied fair value calculation when measuring a goodwill impairment charge. Under the new guidance, impairment charges will be based on the excess of the carrying value over fair value of goodwill. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020 and is currently evaluating the impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and available-for-sale equity securities as of December 31, 2016 and 2015.

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$23,216	$87	$108	$23,195
U.S. government agency	76,692	1,445	540	77,597
States, municipalities and political subdivisions
General obligations:
Midwest	143,747	1,808	1,412	144,143
Northeast	57,731	909	231	58,409
South	129,475	1,249	2,355	128,369
West	114,524	1,380	2,173	113,731
Special revenue:
Midwest	167,430	2,313	1,433	168,310
Northeast	70,202	487	2,624	68,065
South	244,225	1,753	6,791	239,187
West	134,287	1,509	4,052	131,744
Foreign bonds	62,995	2,239	—	65,234
Public utilities	212,360	3,761	447	215,674
Corporate bonds
Energy	107,084	2,195	419	108,860
Industrials	225,526	5,359	982	229,903
Consumer goods and services	178,135	3,847	295	181,687
Health care	81,211	2,063	151	83,123
Technology, media and telecommunications	143,402	2,029	819	144,612
Financial services	269,981	5,328	1,358	273,951
Mortgage-backed securities	17,288	201	241	17,248
Collateralized mortgage obligations
Government national mortgage association	145,947	1,279	2,766	144,460
Federal home loan mortgage corporation	176,226	1,638	3,406	174,458
Federal national mortgage association	101,414	1,816	1,334	101,896
Asset-backed securities	4,407	145	282	4,270
Total Available-For-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126
Equity securities
Common stocks
Public utilities	$6,394	$13,465	$188	$19,671
Energy	6,514	8,555	22	15,047
Industrials	13,252	38,715	173	51,794
Consumer goods and services	10,324	13,851	58	24,117
Health care	7,763	19,657	—	27,420
Technology, media and telecommunications	5,931	9,476	38	15,369
Financial services	17,289	98,728	67	115,950
Nonredeemable preferred stocks	1,037	11	—	1,048
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542

December 31, 2015
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
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

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2016, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2016	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$106,058	$107,080	$1,753	$1,774
Due after one year through five years	—	—	840,603	862,053	7,841	8,882
Due after five years through 10 years	—	—	807,723	815,182	1,302	1,406
Due after 10 years	—	—	687,839	671,479	2,158	2,328
Asset-backed securities	—	—	4,407	4,270	—	—
Mortgage-backed securities	48	49	17,288	17,248	—	—
Collateralized mortgage obligations	—	—	423,587	420,814	—	—
	$198	$199	$2,887,505	$2,898,126	$13,054	$14,390
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2016, 2015 and 2014, is as follows:

	2016	2015	2014
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$2,160	$3,294	$3,353
Trading securities
Change in fair value	189	(1,353)	609
Sales	931	1,381	1,339
Equity securities:
Available-for-sale	2,359	2,521	1,732
Trading securities
Change in fair value	301	(448)	238
Sales	(6)	66	(1)
Other long-term investments	—	(1,315)	—
Other-than-temporary-impairment charges:
Fixed maturities	—	(1,300)	—
Cash equivalents	169	—	—
Total net realized investment gains	$6,103	$2,846	$7,270
The proceeds and gross realized gains (losses) on the sale of available-for-sale securities for 2016, 2015 and 2014, were as follows:

	2016	2015	2014
Proceeds from sales	$14,322	$11,543	$3,091
Gross realized gains	985	1,134	900
Gross realized losses	(639)	—	(56)
There were no sales of held-to-maturity securities in 2016, 2015 and 2014.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $20,034 and $16,975 at December 31, 2016 and 2015, respectively.
Net Investment Income
Net investment income for the years ended December 31, 2016, 2015 and 2014, is comprised of the following:

Years Ended December 31,	2016	2015	2014
Investment income
Interest on fixed maturities	$92,362	$92,777	$97,969
Dividends on equity securities	7,050	7,208	6,602
Income on other long-term investments
Investment income	2,394	2,567	1,927
Change in value (1)	10,742	3,266	1,917
Interest on mortgage loans	221	237	252
Interest on short-term investments	84	6	5
Interest on cash and cash equivalents	445	305	255
Other	1,227	1,452	1,998
Total investment income	$114,525	$107,818	$110,925
Less investment expenses	7,703	7,037	6,316
Net investment income	$106,822	$100,781	$104,609

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
At December 31, 2016, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $8,428 upon request of the partnerships through December 31, 2023.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2016, 2015 and 2014, is as follows:

	2016	2015	2014
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(21,271)	$(37,621)	$51,814
Available-for-sale equity securities	34,179	(6,459)	15,781
Deferred policy acquisition costs	(4,410)	11,380	(16,789)
Income tax effect	(2,975)	11,446	(17,784)
Total change in net unrealized investment appreciation, net of tax	$5,523	$(21,254)	$33,022
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2016 and 2015. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2016 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge in 2016 or 2014. In 2015, we recognized a $1,300 credit loss OTTI on an energy sector fixed maturity security in our Consolidated Statements of Income and Comprehensive Income. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and, unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at December 31, 2016. There were no OTTI losses on equity securities recognized in 2016, 2015 or 2014. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2016, 2015 and 2014 was $188, $225 and $54, respectively. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	9	$10,800	$108	—	$—	$—	$10,800	$108
U.S. government agency	10	36,593	540	—	—	—	36,593	540
States, municipalities and political subdivisions
General obligations
Midwest	27	40,545	1,412	—	—	—	40,545	1,412
Northeast	9	9,874	231	—	—	—	9,874	231
South	37	53,699	2,355	—	—	—	53,699	2,355
West	30	55,265	2,173	—	—	—	55,265	2,173
Special revenue
Midwest	41	62,937	1,433	—	—	—	62,937	1,433
Northeast	22	54,993	2,624	—	—	—	54,993	2,624
South	79	152,979	6,791	—	—	—	152,979	6,791
West	44	81,676	4,052	—	—	—	81,676	4,052
Public utilities	20	38,511	423	2	2,122	24	40,633	447
Corporate bonds
Energy	8	15,938	313	3	8,232	106	24,170	419
Industrials	24	42,854	596	3	5,641	386	48,495	982
Consumer goods and services	11	21,059	295	—	—	—	21,059	295
Health care	9	20,918	151	—	—	—	20,918	151
Technology, media and telecommunications	16	41,230	516	3	10,241	303	51,471	819
Financial services	37	75,286	1,358	—	—	—	75,286	1,358
Mortgage-backed securities	16	9,611	187	5	1,198	54	10,809	241
Collateralized mortgage obligations
Government national mortgage association	36	82,430	2,261	9	13,603	505	96,033	2,766
Federal home loan mortgage corporation	41	105,775	3,165	3	5,141	241	110,916	3,406
Federal national mortgage association	27	46,633	1,091	4	4,341	243	50,974	1,334
Asset-backed securities	1	971	29	1	2,559	253	3,530	282
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$120	$188	$120	$188
Energy	—	—	—	1	163	22	163	22
Industrials	—	—	—	6	239	173	239	173
Consumer goods and services	3	282	55	2	15	3	297	58
Technology, media and telecommunications	7	26	5	8	33	33	59	38
Financial services	3	53	3	2	150	64	203	67
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

December 31, 2015	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	6	$6,408	$26	2	$1,634	$12	$8,042	$38
U.S. government agency	38	104,621	1,771	6	18,821	629	123,442	2,400
States, municipalities and political subdivisions
General obligations
Midwest	4	2,417	12	1	528	6	2,945	18
South	3	4,805	55	8	3,743	79	8,548	134
West	4	8,927	23	2	2,274	44	11,201	67
Special revenue
Midwest	—	—	—	1	2,494	30	2,494	30
Northeast	1	4,755	212	—	—	—	4,755	212
South	4	7,445	26	2	1,851	1	9,296	27
West	4	6,851	44	—	—	—	6,851	44
Foreign bonds	9	16,991	1,289	2	4,036	1,168	21,027	2,457
Public utilities	35	72,680	880	5	2,840	371	75,520	1,251
Corporate bonds
Energy	29	61,496	3,286	4	7,991	1,427	69,487	4,713
Industrials	38	78,588	3,631	3	6,649	3,032	85,237	6,663
Consumer goods and services	24	64,661	770	4	2,491	6	67,152	776
Health care	18	43,992	652	2	3,737	139	47,729	791
Technology, media and telecommunications	22	59,503	1,478	2	8,940	525	68,443	2,003
Financial services	49	92,814	1,143	—	—	—	92,814	1,143
Mortgage-backed securities	9	7,423	43	4	183	8	7,606	51
Collateralized mortgage obligations
Government national mortgage association	17	29,769	437	14	40,027	1,548	69,796	1,985
Federal home loan mortgage corporation	20	35,343	644	6	19,887	698	55,230	1,342
Federal national mortgage association	15	32,800	524	11	11,962	417	44,762	941
Asset-backed securities	1	985	16	—	—	—	985	16
Total Available-for-Sale Fixed Maturities	350	$743,274	$16,962	79	$140,088	$10,140	$883,362	$27,102
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$115	$193	$115	$193
Energy	10	2,868	266	—	—	—	2,868	266
Industrials	3	177	44	5	193	269	370	313
Consumer goods and services	—	—	—	2	14	3	14	3
Technology, media and telecommunications	9	438	91	2	12	14	450	105
Financial services	6	326	51	1	136	58	462	109
Total Available-for-Sale Equity Securities	28	$3,809	$452	13	$470	$537	$4,279	$989
Total Available-for-Sale Securities	378	$747,083	$17,414	92	$140,558	$10,677	$887,641	$28,091

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2016, the cash surrender value of the COLI policies was $2,592, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2016 and 2015 is as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$199	$198	$675	$672
Available-for-sale securities	2,898,126	2,898,126	2,824,961	2,824,961
Trading securities	14,390	14,390	12,622	12,622
Equity securities:
Available-for-sale securities	270,416	270,416	236,247	236,247
Trading securities	5,644	5,644	4,353	4,353
Mortgage loans	3,895	3,706	4,237	3,961
Policy loans	5,366	5,366	5,618	5,618
Other long-term investments	67,639	67,639	54,151	54,151
Short-term investments	175	175	175	175
Cash and cash equivalents	110,853	110,853	106,449	106,449
Corporate-owned life insurance	2,592	2,592	1,716	1,716
Liabilities
Policy reserves
Annuity (accumulations) (1)	$646,764	$666,711	$707,190	$744,931
Annuity (benefit payments)	144,283	95,129	131,899	95,467
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2016 and 2015:

		Fair Value Measurements
Description	December 31, 2016	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$23,195	$—	$23,195	$—
U.S. government agency	77,597	—	77,597	—
States, municipalities and political subdivisions
General obligations
Midwest	144,143	—	144,143	—
Northeast	58,409	—	58,409	—
South	128,369	—	128,369	—
West	113,731	—	113,731	—
Special revenue
Midwest	168,310	—	168,142	168
Northeast	68,065	—	68,065	—
South	239,187	—	239,187	—
West	131,744	—	131,744	—
Foreign bonds	65,234	—	65,234	—
Public utilities	215,674	—	215,674	—
Corporate bonds
Energy	108,860	—	108,860	—
Industrials	229,903	—	229,903	—
Consumer goods and services	181,687	—	180,590	1,097
Health care	83,123	—	83,123	—
Technology, media and telecommunications	144,612	—	144,612	—

Financial services	273,951	—	265,154	8,797
Mortgage-backed securities	17,248	—	17,248	—
Collateralized mortgage obligations
Government national mortgage association	144,460	—	144,460	—
Federal home loan mortgage corporation	174,458	—	174,458	—
Federal national mortgage association	101,896	—	101,896	—
Asset-backed securities	4,270	—	3,821	449
Total Available-For-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities
Common stocks
Public utilities	$19,671	$19,671	$—	$—
Energy	15,047	15,047	—	—
Industrials	51,794	51,794	—	—
Consumer goods and services	24,117	24,117	—	—
Health care	27,420	27,420	—	—
Technology, media and telecommunications	15,369	15,369	—	—
Financial services	115,950	111,958	—	3,992
Nonredeemable preferred stocks	1,048	453	—	595
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$3,919	$—	$3,919	$—
Consumer goods and services	127	—	127	—
Health care	3,410	—	3,410	—
Technology, media and telecommunications	787	—	787	—
Financial services	4,842	—	4,842	—
Redeemable preferred stocks	1,305	1,305	—	—
Equity securities
Public utilities	613	613	—	—
Energy	286	286	—	—
Industrials	877	877	—	—
Consumer goods and services	1,202	1,202	—	—
Health care	339	339	—	—
Financial Services	206	206	—	—
Nonredeemable preferred stocks	2,121	2,121	—	—
Total Trading Securities	$20,034	$6,949	$13,085	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$16,802	$16,802	$—	$—
Corporate-Owned Life Insurance	$2,592	$—	$2,592	$—
Total Assets Measured at Fair Value	$3,208,145	$289,755	$2,903,292	$15,098

		Fair Value Measurements
Description	December 31, 2015	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$21,649	$—	$21,649	$—
U.S. government agency	233,030	—	233,030	—
States, municipalities and political subdivisions
General obligations
Midwest	165,456	—	165,456	—
Northeast	58,445	—	58,445	—
South	128,789	—	128,789	—
West	106,814	—	106,814	—
Special revenue
Midwest	157,706	—	157,363	343
Northeast	24,599	—	24,599	—
South	148,437	—	148,437	—
West	82,041	—	82,041	—
Foreign bonds	82,528	—	82,528	—
Public utilities	215,683	—	215,683	—
Corporate bonds
Energy	113,119	—	113,119	—
Industrials	224,255	—	224,255	—
Consumer goods and services	174,597	—	173,364	1,233
Health care	93,509	—	93,509	—
Technology, media and telecommunications	142,400	—	142,400	—
Financial services	263,485	—	253,823	9,662
Mortgage-backed securities	16,738	—	16,738	—
Collateralized mortgage obligations
Government national mortgage association	119,626	—	119,626	—
Federal home loan mortgage corporation	138,909	—	138,909	—
Federal national mortgage association	107,480	—	107,480	—
Asset-backed securities	5,666	—	4,630	1,036
Total Available-For-Sale Fixed Maturities	$2,824,961	$—	$2,812,687	$12,274
Equity securities
Common stocks
Public utilities	$19,060	$19,060	$—	$—
Energy	11,211	11,211	—	—
Industrials	44,810	44,810	—	—
Consumer goods and services	23,315	23,315	—	—
Health care	28,217	28,217	—	—
Technology, media and telecommunications	13,364	13,364	—	—
Financial services	95,694	91,588	128	3,978
Nonredeemable preferred stocks	576	576	—	—
Total Available-for-Sale Equity Securities	$236,247	$232,141	$128	$3,978
Total Available-for-Sale Securities	$3,061,208	$232,141	$2,812,815	$16,252
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at December 31, 2016 and 2015 was reasonable.

For the year ended December 31, 2016, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2016, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the twelve month period ended December 31, 2016, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2016	$343	$10,895	$1,036	$3,978	$16,252
Unrealized gains (losses) (1)	(15)	134	(39)	—	80
Purchases	—	—	—	727	727
Disposals	(160)	(1,135)	(548)	(118)	(1,961)
Balance at December 31, 2016	$168	$9,894	$449	$4,587	$15,098
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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2016 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $2,447 and $11,887 at December 31, 2016 and 2015, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2016	2015	2014
Ceded Business
Ceded premiums written	$57,988	$56,916	$50,290
Ceded premiums earned	57,996	56,758	49,818
Loss and loss settlement expenses ceded	13,278	3,868	9,728

Assumed Business
Assumed premiums written	$16,834	$18,290	$16,421
Assumed premiums earned	17,037	18,396	16,265
Loss and loss settlement expenses assumed	9,814	14,415	7,727

In 2016, we renewed our participation in all of our assumed programs. Loss and loss settlement expenses ceded increased in 2016 as compared to 2015, primarily due to an increase in significant large losses and catastrophe losses.

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
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2016, there was an all lines annual aggregate excess of loss program with a variable retention of 7.73 percent of gross net earned premium with a minimum retention of $52.0 million and a maximum of $65.0 million. Our all line aggregate recovery is also limited to a maximum of $30.0 million. For 2014 and 2015, there was a $4,000 aggregate annual deductible on our multi-line core program (casualty excess and property excess).

	2016 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$40,000	100%	of	$37,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	36,000	100%	of	$34,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2015 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	25,000	100%	of	$23,000
Surety excess of loss	1,500	36,000	96%	of	$34,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2014 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	15,000	100%	of	$13,000
Surety excess of loss	1,500	28,000	91%	of	$26,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
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
Ceded Reinsurance
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

Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2016	2015	2014
Ceded Business
Ceded insurance in-force	$1,023,197	$1,165,868	$1,130,059
Ceded premiums earned	2,768	3,161	2,959
Loss and loss settlement expenses ceded	3,359	2,113	3,467
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable and have strong credit ratings. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99 percent of ceded life insurance in force as of December 31, 2016 was ceded to five reinsurers.

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

Liabilities for losses and loss settlement expenses reflect management's best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported ("IBNR"), based on known facts, circumstances, and historical trends. Because property and casualty insurance reserves are estimates of the unpaid portions of incurred losses that have been reported to us, as well as losses that have been incurred but not reported, the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process. The ultimate cost of losses and related loss settlement expenses may vary materially from recorded amounts. We regularly update our reserve estimates as new information becomes available and as events unfold that may affect the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reported as a component of losses and loss settlement expenses incurred in the period such changes are determined.

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

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

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. Between calendar year 2015 and 2016, in response to an increase in miles driven by commercial vehicles, we revised our commercial automobile frequency and severity assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and decreased our frequency and severity assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. These assumption changes resulted in a release of IBNR in 2016 in our product liability line. Beside the changes to our assumptions used for our commercial automobile line and product liability line, we did not make any other significant methodology or assumption changes in 2016.

We do not discount loss reserves based on the time value of money.
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2016, 2015 and 2014 (net of reinsurance amounts):

Years Ended December 31,	2016	2015	2014
Gross liability for losses and loss settlement expenses at beginning of year	$1,003,895	$969,437	$960,651
Ceded losses and loss settlement expenses	(54,653)	(63,757)	(75,150)
Net liability for losses and loss settlement expenses at beginning of year	$949,242	$905,680	$885,501
Losses and loss settlement expenses incurred for claims occurring during
Current year	$683,662	$560,482	$566,555
Prior years	(31,229)	(40,395)	(56,744)
Total incurred	$652,433	$520,087	$509,811
Losses and loss settlement expense payments for claims occurring during
Current year	$277,053	$225,022	$247,651
Prior years	260,520	251,503	241,981
Total paid	$537,573	$476,525	$489,632
Net liability for losses and loss settlement expenses at end of year	$1,064,102	$949,242	$905,680
Ceded loss and loss settlement expenses	59,794	54,653	63,757
Gross liability for losses and loss settlement expenses at end of year	$1,123,896	$1,003,895	$969,437

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

The significant drivers of the favorable reserve development in 2016 were our commercial liability and workers compensation. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts. Workers compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Loss adjustment expense, closely tied to loss, generally decreases when loss decreases. Commercial property, commercial automobile and assumed reinsurance exhibited adverse development which provided a partial offset to the favorable development previously noted. The adverse development for all three lines is due to paid loss which was greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.

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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2016, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2016, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2015 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$64,793	$64,117	$71,032	$72,407	$67,115	$61,811	$76,740	$76,130	$74,956	$76,049	$12,056	11,256	6,948
2008		79,455	84,944	81,963	73,892	63,231	78,152	75,178	74,115	74,915	14,050	(4,540)	6,506
2009			88,298	85,991	73,545	65,831	84,286	83,660	85,761	86,757	15,018	(1,541)	5,915
2010				88,987	69,533	65,299	82,865	78,564	77,948	78,291	15,154	(10,696)	5,060
2011					81,522	64,738	88,371	88,200	79,591	80,801	17,772	(721)	5,193
2012						100,389	96,158	94,195	91,980	92,537	21,130	(7,852)	5,426
2013							104,982	91,460	90,502	86,119	16,331	(18,863)	5,787
2014								118,928	117,958	106,486	26,590	(12,442)	5,769
2015									137,386	125,307	43,435	(12,079)	6,309
2016										139,144	71,618		5,279
									Total	$946,406

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$6,054	$17,542	$31,120	$41,306	$51,337	$53,663	$56,838	$59,085	$60,429	$61,499
2008		9,220	24,096	34,482	42,545	47,112	50,143	52,659	55,843	59,052
2009			8,375	21,151	32,073	41,696	50,098	56,789	63,149	67,733
2010				7,103	15,230	24,577	35,043	51,336	56,761	60,116
2011					6,236	13,670	26,260	40,595	50,146	56,150
2012						6,875	24,620	39,948	55,316	64,574
2013							9,835	25,228	39,953	54,559
2014								10,207	29,679	50,211
2015									11,185	27,182
2016										13,782
									Total	$514,858
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2007, net of reinsurance							26,712
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$458,261

Line of business: Commercial fire & allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$94,762	$90,694	$89,790	$88,746	$89,160	$87,407	$71,495	$71,454	$71,542	$71,569	$14	(23,193)	18,351
2008		157,303	141,384	138,602	140,321	134,821	116,940	118,115	118,376	118,329	64	(38,974)	21,086
2009			113,754	106,085	105,031	105,614	87,751	87,845	87,932	88,891	188	(24,863)	18,017
2010				113,139	106,152	108,246	83,836	83,932	83,767	83,981	205	(29,158)	16,647
2011					148,220	142,330	117,082	120,492	119,820	120,219	519	(28,001)	15,989
2012						138,602	110,448	108,774	108,047	107,958	735	(30,644)	6,361
2013							91,521	88,550	91,498	92,212	1,142	691	6,484
2014								126,216	131,198	128,762	2,178	2,546	7,650
2015									103,177	108,293	3,577	5,116	6,976
2016										147,473	14,476		7,142
									Total	$1,067,687

Line of business: Commercial fire & allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$40,578	$56,759	$59,322	$63,329	$68,928	$70,960	$71,178	$71,360	$71,376	$71,406
2008		80,005	102,804	107,480	112,678	115,804	115,897	117,553	117,690	118,003
2009			53,219	72,181	77,732	82,809	86,930	87,544	87,721	88,037
2010				52,660	72,271	78,284	80,352	82,037	83,000	83,374
2011					85,585	104,800	109,429	112,497	116,614	118,183
2012						71,008	94,380	100,078	103,197	105,250
2013							59,331	78,226	82,853	86,115
2014								84,456	113,663	116,750
2015									67,217	90,454
2016										92,895
									Total	$970,467
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2007, net of reinsurance							564
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$97,785

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$71,186	$68,864	$67,566	$69,968	$69,802	$69,368	$68,986	$68,756	$68,900	$68,872	$5	(2,314)	15,851
2008		80,461	78,391	76,051	76,527	75,070	75,021	73,506	73,431	73,463	68	(6,998)	18,113
2009			80,021	69,328	68,569	64,121	64,516	63,605	63,560	63,567	38	(16,454)	15,018
2010				75,781	68,068	65,860	67,015	67,563	67,296	68,086	121	(7,695)	16,239
2011					84,887	87,299	90,750	92,519	92,379	91,336	647	6,449	15,224
2012						100,039	90,848	94,755	95,321	96,594	1,127	(3,445)	14,335
2013							104,356	98,037	102,943	103,726	2,647	(630)	15,462
2014								107,723	106,076	113,720	6,443	5,997	17,045
2015									125,506	129,816	15,837	4,310	19,302
2016										174,018	47,509		22,910
									Total	$983,198

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$27,058	$42,688	$53,231	$62,272	$65,798	$67,634	$68,074	$68,439	$68,794	$68,834
2008		30,527	47,271	58,926	68,629	70,459	72,122	72,984	72,990	73,018
2009			27,674	44,867	53,451	58,087	61,398	62,732	63,495	63,503
2010				29,329	41,141	52,953	57,947	62,231	65,169	67,622
2011					34,332	50,931	65,021	79,383	85,348	87,475
2012						39,247	57,201	71,469	82,944	90,292
2013							43,592	67,630	79,663	90,780
2014								45,704	68,033	87,590
2015									50,782	78,225
2016										66,013
									Total	$773,352
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2007, net of reinsurance							137
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$209,984

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$36,494	$35,972	$33,430	$32,986	$31,933	$31,945	$32,276	$31,200	$31,095	$31,255	$261	(5,239)	4,660
2008		42,739	42,301	39,895	41,278	40,474	40,010	39,386	39,680	39,768	564	(2,971)	5,035
2009			43,560	39,009	36,294	36,837	36,823	36,158	36,014	35,026	392	(8,534)	4,243
2010				38,210	42,531	41,180	41,167	40,647	41,422	41,468	745	3,258	3,923
2011					39,967	38,481	35,352	34,309	33,585	33,314	640	(6,653)	3,799
2012						48,848	46,279	42,158	38,423	38,553	716	(10,295)	3,687
2013							64,048	62,579	56,369	54,584	1,252	(9,464)	3,949
2014								64,051	60,729	58,284	1,921	(5,767)	4,105
2015									53,788	55,578	2,818	1,790	4,366
2016										70,419	10,858		3,847
									Total	$458,249

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$8,246	$18,220	$22,444	$24,768	$26,284	$27,330	$27,922	$29,212	$29,444	$29,577
2008		10,082	21,227	25,736	30,123	31,980	33,770	34,319	34,862	35,292
2009			10,478	20,292	24,189	27,747	29,898	31,003	31,886	32,911
2010				11,821	22,606	28,765	31,887	33,119	34,143	35,052
2011					10,322	21,678	26,033	27,497	28,247	29,022
2012						11,802	23,023	28,397	30,933	33,063
2013							14,136	30,209	38,023	42,941
2014								13,965	30,289	38,441
2015									12,063	27,304
2016										14,413
									Total	$318,016
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2007, net of reinsurance							20,072
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$160,303

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2016
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$29,005	$28,358	$28,074	$27,837	$27,521	$27,427	$27,376	$27,384	$27,368	$27,345	$34	(1,660)	12,703
2008		49,961	44,686	43,408	43,672	43,577	43,535	43,515	43,482	42,882	70	(7,079)	15,821
2009			34,597	33,519	31,945	32,026	32,134	32,029	32,085	32,070	140	(2,527)	13,501
2010				36,686	34,347	33,928	33,865	33,403	33,413	33,432	201	(3,254)	13,312
2011					50,014	48,534	47,090	47,035	46,968	47,013	300	(3,001)	14,839
2012						47,924	46,199	46,403	46,150	44,715	427	(3,209)	10,749
2013							39,232	38,525	37,262	37,086	628	(2,146)	9,213
2014								53,910	52,661	52,944	796	(966)	10,843
2015									42,848	41,088	989	(1,760)	9,313
2016										48,072	3,928		10,291
									Total	$406,647

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
	(Unaudited)
2007	$19,900	$25,024	$26,073	$26,840	$27,214	$27,257	$27,260	$27,259	$27,311	$27,311
2008		32,032	40,114	41,735	42,414	42,613	42,627	42,748	42,748	42,787
2009			22,086	27,926	29,801	30,829	31,564	31,644	31,718	31,804
2010				24,499	29,867	31,340	32,076	32,771	32,997	33,165
2011					36,489	43,801	45,306	45,949	46,487	46,573
2012						30,415	41,979	43,375	44,448	43,569
2013							25,505	32,788	34,297	35,306
2014								37,055	47,912	49,710
2015									29,551	37,431
2016										32,999
									Total	$380,655
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2007, net of reinsurance							1,800
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$27,793

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2016
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$458,261
Commercial fire and allied	97,785
Commercial automobile	209,984
Commercial workers' compensation	160,303
Personal	27,793
All other lines	26,510
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	980,636
Net outstanding liabilities for unpaid unallocated loss settlement expenses	79,751
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	3,715
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,064,102

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	21,173
Commercial fire and allied	9,748
Commercial automobile	1,544
Commercial workers' compensation	29,686
Personal	41
All other lines	1,155
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	63,347
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(3,553)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	59,794
Total gross liability for unpaid losses and loss settlement expenses	$1,123,896

The following is supplementary information about average historical claims duration as of December 31, 2016.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.4%	15.3%	15.6%	14.3%	11.9%	5.8%	4.8%	4.2%	3.0%	1.4%
Commercial fire and allied	63.9%	21.0%	4.7%	3.9%	3.7%	1.2%	0.6%	0.2%	0.1%	—%
Commercial automobile	40.5%	21.2%	15.1%	11.3%	5.5%	2.7%	1.7%	0.2%	0.3%	0.1%
Commercial workers' compensation	26.4%	29.1%	13.3%	8.0%	4.4%	3.2%	2.0%	2.8%	0.9%	0.4%
Personal	71.5%	19.2%	4.0%	2.3%	0.9%	0.3%	0.3%	0.1%	0.1%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2016, 2015 and 2014 and statutory net income for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2016
Property and casualty (1)	$770,908	$39,087
Life, accident and health	139,806	(3,177)
2015
Property and casualty (1)	$722,404	$75,554
Life, accident and health	138,855	(1,524)
2014
Property and casualty (1)	$685,866	$54,233
Life, accident and health	155,667	3,517

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2016, our insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $53,091 in dividend payments without prior approval. At December 31, 2016, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Part II, Note 14 "Credit Facility," which permits us to borrow up to an aggregate principal amount of $50,000 and allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000.
We paid dividends to our common shareholders of $24,591, $21,658 and $19,680 in 2016, 2015 and 2014, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.

In 2016, 2015 and 2014, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $26,000, $16,500 and $13,500, respectively. In 2016, 2015 and 2014, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $24,000, $22,500 and $29,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
A majority of our custodial assets are subject to a tri-party agreement between one of our subsidiary companies, United Life, the custodian, and the Iowa Insurance Commissioner. Under this agreement, as long as United Life maintains the minimum aggregate value of securities in the account (based on its legal reserve requirements), it is free to invest, withdraw or loan these funds or pay dividends using these funds without approval from the Commissioner. Investment of these funds is subject to the same limitations on asset class and credit quality imposed by the Commissioner on all insurance company invested assets. Investment income derived from these custodied funds is available for general corporate purposes and to satisfy corporate obligations without approval from the Commissioner.
At December 31, 2016, United Life had net admitted assets, on a statutory basis, of $1,524,559, $200,238 in excess of its legal reserve requirement. Therefore, any restriction on funds deposited by United Life with the Iowa Insurance Commissioner would not materially affect its financial position or results of operations and its cash flows are sufficient to meet its operational requirements. Under the material transaction and dividend standards described above, United Life currently is not able to enter into an affiliate transaction and/or pay a dividend without approval from the Commissioner.
Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2016, 2015 and 2014. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2016.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2016	2015	2014
Current	$3,239	$37,649	$15,649
Deferred	5,524	(5,324)	1,677
Total	$8,763	$32,325	$17,326

A reconciliation of income tax expense computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2016	2015	2014
Computed expected income tax expense	$20,533	$42,508	$26,762
Tax-exempt municipal bond interest income	(8,330)	(7,669)	(7,417)
Nontaxable dividend income	(1,317)	(1,337)	(1,232)
Valuation allowance reduction	(547)	(548)	(548)
Other, net	(1,576)	(629)	(239)
Federal income tax expense	$8,763	$32,325	$17,326
The significant components of our net deferred tax liability at December 31, 2016 and 2015 are as follows:

December 31,	2016	2015
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$70,640	$58,674
All other securities	3,711	11,159
Deferred policy acquisition costs	52,031	53,960
Prepaid pension cost	4,449	1,920
Net bond discount accretion	1,134	1,430
Depreciation	854	1,791
Revaluation of investment basis (1)	1,342	1,824
Identifiable intangible assets (1)	3,311	3,560
Other	10,943	7,627
Gross deferred tax liability	$148,415	$141,945
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$29,174	$34,535
Unearned premium adjustment	30,697	28,679
Net operating loss carryforwards	718	1,265
Underfunded benefit plan obligation	13,374	25,810
Post-retirement benefits other than pensions	20,221	17,838
Other-than-temporary impairment of investments	4,658	5,609
Contingent ceding commission accrual	2,769	3,342
Compensation expense related to stock options	4,578	4,627
Other	7,356	6,852
Gross deferred tax asset	$113,545	$128,557
Valuation allowance	(718)	(1,265)
Deferred tax asset	$112,827	$127,292
Net deferred tax liability	$35,588	$14,653
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $718 and $1,265, respectively, at December 31, 2016 and 2015. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $547 and $548 during 2016 and 2015, respectively, due to the realization of $1,565 in NOLs. No portion of the NOLs expired in 2015 or 2016 or will expire in 2017. At December 31, 2016, we had $1,194 of alternative minimum tax ("AMT") credit carryforwards.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Post-retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,400 to the pension plan in 2017.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "post-retirement benefit plan"). Effective January 1, 2017, there was a plan amendment, which included the following changes: eliminated the pre-65 retirement plan with a $500 hundred dollar deductible; for retirements after January 1, 2017, the retiree will pay 50 percent of the lower cost supplemental plan if they are 65 or older and 100 percent of the premium if less than 65; and removed spousal coverage after the death of the participant. The financial impact of these changes are reflected in accumulated other comprehensive income at December 31, 2016.
The post-retirement benefit plan provides health and dental benefits to our retirees (and covered dependents) who have met the service and participation requirements stipulated by the post-retirement benefit plan. The third party administrators for the post-retirement benefit plan are responsible for making medical and dental care benefit payments. Participants are required to submit claims for reimbursement or payment to the claims administrator within twelve months after the end of the calendar year in which the charges were incurred. An unfunded benefit obligation is reported for the post-retirement benefit plan in the accompanying Consolidated Balance Sheets.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income by way of a diversified investment portfolio along with appropriate employer contributions, which will allow us to provide for the pension plan's benefit obligation.
The investments held by the pension plan at December 31, 2016 include the following asset categories:

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
As of December 31, 2016, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2016 and 2015 by asset category:

					Target
Pension Plan Assets	2016	% of Total	2015	% of Total	Allocation
Fixed maturity securities - corporate bonds	$9,451	7.4%	$6,894	6.5%	0%	-	15%
Redeemable preferred stock	3,144	2.4	3,744	3.5	0%	-	10%
Equity securities	69,770	54.3	58,613	55.0	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	10,401	8.1	6,605	6.2	0%	-	40%
U.S. property separate account fund	14,330	11.1	11,252	10.5	0%	-	25%
Arbitrage fund	8,292	6.5	7,856	7.4	0%	-	10%
United Life annuity	9,377	7.3	8,931	8.4	5%	-	10%
Cash and cash equivalents	3,665	2.9	2,705	2.5	0%	-	10%
Total plan assets	$128,430	100.0%	$106,600	100.0%

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
Pooled Separate Accounts
The pension plan invests in two pooled separate account funds, a core plus bond separate account fund and a U.S. property separate account fund. Investments in the core plus bond separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. The fair value measurement is classified within Level 2 of the fair value hierarchy. The fair value of the investments in the U.S. property separate account fund is provided by the administrator of the fund based on the net asset value of the fund. The net asset value is based on the fair value of the underlying properties included in the fund. The fair value of the underlying properties are based on property appraisals conducted by an independent third party. The fair value measurement is classified within Level 3 of the fair value hierarchy. We have not adjusted the net asset value provided by the custodian for either fund.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2016 and 2015:

		Fair Value Measurements
Description	December 31, 2016	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$9,451	$—	$9,451	$—
Redeemable preferred stock	3,144	3,144	—	—
Equity securities	69,770	69,770	—	—
Pooled separate accounts
Core plus bond separate account fund	10,401	—	10,401	—
U.S. property separate account fund	14,330	—	—	14,330
Arbitrage fund	8,292	—	8,292	—
Money market funds	3,659	3,659	—	—
Total assets measured at fair value	$119,047	$76,573	$28,144	$14,330

		Fair Value Measurements
Description	December 31, 2015	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$6,894	$—	$6,894	$—
Redeemable preferred stock	3,744	3,744	—	—
Equity securities	58,613	58,613	—	—
Pooled separate accounts
Core plus bond separate account fund	6,605	—	6,605	—
U.S. property separate account fund	11,252	—	—	11,252
Arbitrage fund	7,856	—	7,856	—
Money market funds	2,619	2,619	—	—
Total assets measured at fair value	$97,583	$64,976	$21,355	$11,252
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2016	$11,252
Unrealized gains	1,078
Purchases	2,000
Balance at December 31, 2016	$14,330

U.S. property separate account fund
Balance at January 1, 2015	$9,895
Unrealized gains	1,357
Balance at December 31, 2015	$11,252
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

In October 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale. The mortality improvement scale was further refined by the Society of Actuaries in 2015 and 2016. These updated tables reflect improved life expectancies and an expectation that the trend will continue. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2016	2015	2016	2015
Discount rate	4.17%	4.21%	4.17%	4.21%
Rate of compensation increase	3.00	3.00	N/A	N/A
Decreasing interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2016 compared to December 31, 2015.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2016	2015	2014	2016	2015	2014
Discount rate	4.21%	3.86%	4.84%	4.21%	3.86%	4.84%
Expected long-term rate of return on plan assets	7.50	7.50	7.50	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	3.50	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2016	2015	2016	2015
Health care cost trend rates assumed for next year	7.00%	7.00%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2025	2024	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic post-retirement health care benefit cost	$839	$(663)
Effect on the accumulated post-retirement benefit obligation	7,922	(6,429)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2016	2015	2016	2015
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$160,390	$157,600	$72,175	$74,552
Service cost	6,490	6,675	3,728	5,220
Interest cost	6,654	5,999	3,015	2,856
Actuarial (gain) loss	2,215	(5,678)	1,468	(9,253)
Adjustment for plan amendment	—	—	(32,289)	—
Benefit payments	(3,873)	(4,206)	(1,312)	(1,200)
Benefit obligation at end of year (1)	$171,876	$160,390	$46,785	$72,175
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$106,600	$102,800	$—	$—
Actual return on plan assets	9,320	1,654	—	—
Employer contributions	16,383	6,352	1,311	1,200
Benefit payments and adjustments	(3,873)	(4,206)	(1,311)	(1,200)
Fair value of plan assets at end of year	$128,430	$106,600	$—	$—
Funded status at end of year	$(43,446)	$(53,790)	$(46,785)	$(72,175)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $152,620 and $141,550 at December 31, 2016 and 2015, respectively.

The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2016	2015	2016	2015
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$(32,289)	$—
Unrecognized actuarial (gain) loss	49,745	52,936	20,756	20,806
Total amounts recognized in AOCI	$49,745	$52,936	$(11,533)	$20,806
We anticipate amortization of the net actuarial losses for our pension plan in 2017 to be $3,562. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2017 to be $1,846.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2016	2015	2014	2016	2015	2014

Net periodic benefit cost
Service cost	$6,490	$6,675	$5,210	$3,728	$5,220	$3,696
Interest cost	6,654	5,999	5,874	3,015	2,856	2,342
Expected return on plan assets	(7,952)	(7,800)	(6,956)	—	—	—
Amortization of net loss	3,968	4,546	2,174	1,518	2,920	898
Net periodic benefit cost	$9,160	$9,420	$6,302	$8,261	$10,996	$6,936
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2017	2018	2019	2020	2021	2022 - 2026
Pension benefits	$5,120	$5,500	$6,010	$6,600	$7,300	$47,540
Post-retirement benefits	$1,150	$1,290	$1,450	$1,600	$1,750	$11,700
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2016, 2015 and 2014, was $2,904, $7,706 and $3,847, respectively.
Prior to October 31, 2015 we had an employee stock ownership plan (the "ESOP") for the benefit of eligible employees and their beneficiaries. In June 2015, the plan administrator decided to merge the ESOP into the United Fire Group, Inc. 401K Plan effective October 31, 2015. Participant ESOP account balances were transferred to each participant’s 401K Plan.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan, (as amended, the "Stock Plan"). At December 31, 2016, there were 1,248,651 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. All outstanding option awards vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after 3 years or 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2016	From Inception to December 31, 2016
Beginning balance	1,394,578	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(249,638)	(2,612,566)
Number of awards forfeited or expired	103,711	461,217
Ending balance	1,248,651	1,248,651
Number of option awards exercised	298,549	949,068
Number of unrestricted stock awards granted	980	7,325
Number of restricted stock awards vested	18,394	36,970

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2016, we had 74,771 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2016	From Inception to December 31, 2016
Beginning balance	69,938	300,000
Number of awards granted	(13,167)	(249,232)
Number of awards forfeited or expired	18,000	24,003
Ending balance	74,771	74,771
Number of option awards exercised	37,666	52,473
Number of restricted stock awards vested	11,385	31,556

Stock-Based Compensation Expense

In 2016, 2015 and 2014, we recognized stock-based compensation expense of $3,696, $2,510 and $1,944, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2016, we had $7,120 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2017	$2,958
2018	2,259
2019	1,191
2020	640
2021	72
Total	$7,120
Analysis of Award Activity
The analysis below details the award activity for 2016 and the awards outstanding at December 31, 2016, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,383,880	$28.66
Granted	180,912	39.91
Exercised	(336,215)	30.26
Forfeited or expired	(107,900)	38.24
Outstanding at December 31, 2016	1,120,677	$29.08	6.63	$22,519
Exercisable at December 31, 2016	462,639	$25.85	2.83	$10,789
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2016) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $4,339, $1,546 and $790 in 2016, 2015 and 2014, respectively.

The analysis below details the award activity for the restricted stock awards outstanding at December 31, 2016:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2016	144,763	$27.81
Granted	80,913	40.22
Vested	(29,779)	23.94
Forfeited	(13,811)	26.16
Non-vested at December 31, 2016	182,086	$34.08
In 2016, 2015 and 2014 we recognized $1,766, $924 and $588, respectively, in compensation expense related to the restricted stock awards. At December 31, 2016, we had $3,674 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock awards. The intrinsic value of the non-vested restricted stock awards outstanding totaled $2,747, $1,520 and $459 at December 31, 2016, 2015 and 2014, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2016	2015	2014
Risk-free interest rate	1.53%	1.94%	2.19%
Expected volatility	25.44%	21.92%	36.58%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.88	$0.80	$0.78
Weighted-average grant-date fair value of options granted during the year (in dollars)	$8.42	$4.98	$9.15

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2016:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	144,163	4.27	$20.25	129,463	$20.18
21.01	-	28.00	194,025	5.48	23.37	122,391	23.11
28.01	-	35.00	595,544	6.95	29.77	200,285	30.70
35.01	-	41.00	186,945	8.62	39.60	10,500	35.23
$15.01	-	41.00	1,120,677	6.63	$29.08	462,639	$25.85

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

Property and Casualty Insurance Segment
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 92.5% of our property and casualty insurance premiums earned for 2016. Our personal lines represented 7.5% of our property and casualty insurance premiums earned for 2016.
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
Life Insurance Segment
Products
United Life underwrites all of our life insurance business and sells annuities. Our principal products are single premium annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. We do not write variable annuities or variable insurance products.
Life insurance in force, before ceded reinsurance, totaled $5,314,548 and $5,491,932 as of December 31, 2016 and 2015, respectively. Traditional life insurance products represented 73.0 percent and 68.5 percent of our insurance in-force at December 31, 2016 and 2015, respectively. Universal life insurance represented 26.6 percent and 26.3 percent of insurance in force at December 31, 2016 and 2015, respectively.
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

Premiums Earned by Segment
The following table sets forth our net premiums earned by segment before intersegment eliminations:

Years Ended December 31,	2016	2015	2014
Property and casualty insurance segment
Net premiums earned
Other liability	$289,982	$261,303	$228,426
Fire and allied lines	265,221	246,450	226,086
Automobile	239,216	210,090	187,813
Workers' compensation	103,605	95,672	88,522
Fidelity and surety	22,507	21,362	19,212
Reinsurance assumed	12,765	13,639	13,145
Other	2,835	3,179	3,735
Total net premiums earned	$936,131	$851,695	$766,939
Life insurance segment
Net premiums earned
Ordinary life (excluding universal life)	$63,668	$53,114	$35,557
Universal life policy fees	11,577	12,834	13,190
Immediate annuities with life contingencies	10,533	12,223	11,639
Accident and health	1,434	1,425	1,274
Other	58	388	261
Total net premiums earned	$87,270	$79,984	$61,921
Total revenue by segment includes sales to external customers and intersegment sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intersegment sales on the same basis as sales to external customers.
The following table sets forth certain data for each of our business segments and is reconciled to our Consolidated Financial Statements. Depreciation and amortization expense and property and equipment acquisitions for 2016, 2015 and 2014 are reported in the property and casualty insurance segment.

	2016	2015	2014
Property and casualty insurance:
Revenues:
Net premiums earned	$936,131	$851,695	$766,939
Investment income, net of investment expenses	55,441	46,606	44,219
Net realized investment gains	4,947	1,124	4,177
Other income (loss)	—	(107)	910
Total revenues before eliminations	$996,519	$899,318	$816,245
Intersegment eliminations	(157)	(47)	18
Total revenues	$996,362	$899,271	$816,263
Net income before income taxes:
Revenues	$996,519	$899,318	$816,245
Benefit, losses and expenses	938,864	784,691	750,768
Total net income before eliminations	$57,655	$114,627	$65,477
Intersegment eliminations	(158)	743	548
Income before income taxes	$57,497	$115,370	$66,025
Income tax expense	8,379	30,050	13,649
Net income	$49,118	$85,320	$52,376
Assets
Total segment	$2,662,272	$2,490,138	$2,360,764
Intersegment eliminations	(213,132)	(209,464)	(233,141)
Total assets	$2,449,140	$2,280,674	$2,127,623

Life insurance:
Revenues:
Net premiums earned	$87,270	$79,984	$61,921
Investment income, net of investment expenses	51,538	54,222	60,373
Net realized investment gains	1,156	1,722	3,093
Other income	621	508	774
Total revenues before eliminations	$140,585	$136,436	$126,161
Intersegment eliminations	—	(789)	(530)
Total revenues	$140,585	$135,647	$125,631
Net income before income taxes:
Revenues	$140,585	$136,436	$126,161
Benefit, losses and expenses	139,671	129,771	115,361
Total net income before eliminations	$914	$6,665	$10,800
Intersegment eliminations	256	(584)	(362)
Income before income taxes	$1,170	$6,081	$10,438
Income tax expense	384	2,275	3,677
Net income	$786	$3,806	$6,761
Assets	$1,605,618	$1,609,702	$1,729,066
Consolidated totals:
Total revenues	$1,136,947	$1,034,918	$941,894
Total net income	$49,904	$89,126	$59,137
Total assets	$4,054,758	$3,890,376	$3,856,689

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2016
Total revenues	$265,685	$279,773	$289,494	$301,995	$1,136,947
Income before income taxes	28,774	864	15,175	13,854	58,667
Net income	$22,427	$3,114	$12,368	$11,995	$49,904
Basic earnings per share (1)	$0.89	$0.12	$0.49	$0.47	$1.97
Diluted earnings per share (1)	0.88	0.12	0.48	0.46	1.93
Year Ended December 31, 2015
Total revenues	$238,484	$255,918	$264,560	$275,956	$1,034,918
Income before income taxes	31,831	19,533	26,824	43,263	121,451
Net income	$23,679	$15,018	$19,534	$30,895	$89,126
Basic earnings per share (1)	$0.95	$0.60	$0.78	$1.23	$3.56
Diluted earnings per share (1)	0.94	0.59	0.77	1.21	3.53

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2016		2015		2014
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$49,904	$49,904	$89,126	$89,126	$59,137	$59,137
Weighted-average common shares outstanding	25,335,706	25,335,706	25,047,405	25,047,405	25,230,854	25,230,854
Add dilutive effect of restricted stock awards	—	155,059	—	122,840	—	114,313
Add dilutive effect of stock options	—	313,913	—	65,751	—	148,496
Weighted-average common shares	25,335,706	25,804,678	25,047,405	25,235,996	25,230,854	25,493,663
Earnings per common share	$1.97	$1.93	$3.56	$3.53	$2.34	$2.32
Awards excluded from diluted calculation(1)	—	—	—	343,390	—	835,610

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2016, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $6,908, $6,256 and $7,040 for 2016, 2015 and 2014, respectively. Our most significant lease commitment is for mainframe computer equipment. This lease was signed in November 2016 and has a term of 5 years. The monthly lease payments for this lease are $154.
At December 31, 2016, our future minimum rental payments were as follows:

2017	$6,218
2018	5,761
2019	5,270
2020	4,715
2021	3,529
Thereafter	174
Total	$25,667

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
The New Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The New Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio. As of December 31, 2016 we were in compliance with all covenants of the New Credit Agreement.
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
There was no outstanding balance on the credit facility at December 31, 2016 or 2015. We did not incur any interest expense related to these credit facilities in 2016, 2015 or 2014. We were in compliance with all covenants of the credit agreement on its stated termination date of December 22, 2015.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2016 and 2015, respectively. The goodwill is fully allocated to our property and casualty insurance segment.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2016	2015
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(4,929)	(4,292)
	$5,409	$6,046

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(758)	(626)
	$1,220	$1,352

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$9,649	$10,418
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2017	$769
2018	719
2019	709
2020	709
2021	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2016, 2015 and 2014:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2014	$116,601	$(29,451)	$87,150
Change in accumulated other comprehensive income before reclassifications	36,328	(30,996)	5,332
Reclassification adjustments from accumulated other comprehensive income	(3,306)	1,997	(1,309)
Balance as of December 31, 2014	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	(18,321)	5,664	(12,657)
Reclassification adjustments from accumulated other comprehensive income	(2,933)	4,854	1,921
Balance as of December 31, 2015	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	8,461	19,529	27,990
Reclassification adjustments from accumulated other comprehensive income	(2,938)	3,566	628
Balance as of December 31, 2016	$133,892	$(24,837)	$109,055

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Fire Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
February 28, 2017

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
As of December 31, 2016, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2016, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2016. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2016, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.
We have audited United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). United Fire Group, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, United Fire Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of United Fire Group, Inc. and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
February 28, 2017

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in '"Executive Officers of the Company" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive Proxy Statement for our annual meeting of shareholders to be held on May 17, 2017 (the "2017 Proxy Statement") and is incorporated herein by reference.
The information required by this Item regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2017 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2017 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" and the subheading "Report of the Compensation Committee" in our 2017 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2017 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2016 and 2015	73
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2016	74
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2016	75
Consolidated Statements of Cash Flows for the three years ended December 31, 2016	76
Notes to Consolidated Financial Statements	78

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	145
Schedule II. Condensed Financial Statements of Parent Company	146
Schedule III: Supplementary Insurance Information	149
Schedule IV: Reinsurance	150
Schedule V: Valuation and Qualifying Accounts	151
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	152
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.
(a) 3. See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2016	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$99,908	$100,792	$100,792
States, municipalities and political subdivisions	1,061,621	1,051,958	1,051,958
Foreign governments	62,995	65,234	65,234
Public utilities	212,360	215,674	215,674
All other bonds	1,462,594	1,477,753	1,477,752
Redeemable preferred stock	1,279	1,304	1,304
Total fixed maturities	$2,900,757	$2,912,715	$2,912,714
Equity securities
Common stocks
Public utilities	$6,995	$20,284	$20,284
Banks, trusts and insurance companies	17,493	116,156	116,156
Industrial, miscellaneous and all other	46,431	136,451	136,451
Nonredeemable preferred stocks	3,019	3,169	3,169
Total equity securities	$73,938	$276,060	$276,060
Mortgage loans on real estate	$3,706	$3,895	$3,706
Policy loans	5,366	5,366	5,366
Other long-term investments	48,908	67,639	67,639
Short-term investments	175	175	175
Total investments	$3,032,850	$3,265,850	$3,265,660

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2016	2015

Assets
Fixed maturities, held-to-maturity, at amortized cost (fair value $150 in 2016 and $150 in 2015)	$150	$150
Investment in subsidiary	925,887	871,590
Cash and cash equivalents	14,325	6,565
Federal income tax receivable	1,521	591
Accrued investment income	1	1
Total assets	$941,884	$878,897

Liabilities and stockholders' equity
Liabilities	$—	$—

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,429,769 and 25,151,428 issued and outstanding in 2016 and 2015, respectively	$25	$25
Additional paid-in capital	216,482	207,426
Retained earnings	616,322	591,009
Accumulated other comprehensive income, net of tax	109,055	80,437
Total stockholders' equity	$941,884	$878,897

Total liabilities and stockholders' equity	$941,884	$878,897

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2016	2015	2014

Revenues
Investment income	$66	$25	$22
Total revenues	66	25	22

Expenses
Other operating expenses	$73	$116	$297
Total expenses	73	116	297

Loss before income taxes and equity in net income of subsidiary	(7)	(91)	(275)
Federal income tax benefit	(3)	(42)	(107)
Net loss before equity in net income of subsidiary	$(4)	$(49)	$(168)
Equity in net income of subsidiary	49,908	89,175	59,305
Net income	$49,904	$89,126	$59,137

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$13,017	$(28,185)	$55,888
Change in liability for underfunded employee benefit plans of subsidiary	30,045	8,714	(47,685)
Other comprehensive income (loss), before tax and reclassification adjustments	$43,062	$(19,471)	$8,203
Income tax effect	(15,072)	6,814	(2,871)
Other comprehensive income (loss), after tax, before reclassification adjustments	$27,990	$(12,657)	$5,332
Reclassification adjustment for net realized gains of the subsidiary included in income	(4,520)	(4,513)	(5,085)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	5,486	7,468	3,072
Total reclassification adjustments, before tax	$966	$2,955	$(2,013)
Income tax effect	(338)	(1,034)	704
Total reclassification adjustments, after tax	$628	$1,921	$(1,309)

Comprehensive income	$78,522	$78,390	$63,160

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2016	2015	2014

Cash flows from operating activities
Net income	$49,904	$89,126	$59,137
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(49,908)	(89,175)	(59,305)
Dividends received from subsidiary	24,000	22,500	29,000
Other, net	2,995	1,269	700
Total adjustments	$(22,913)	$(65,406)	$(29,605)
Net cash provided by operating activities	$26,991	$23,720	$29,532

Cash flows from investing activities
Purchase of held-to-maturity investments	$—	$—	$—
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Repurchase of common stock	$(3,746)	$(2,423)	$(12,942)
Issuance of common stock	9,922	5,496	2,260
Tax impact from issuance of common stock	(816)	(833)	(160)
Payment of cash dividends	(24,591)	(21,658)	(19,680)
Net cash used in financing activities	$(19,231)	$(19,418)	$(30,522)

Net change in cash and cash equivalents	$7,760	$4,302	$(990)
Cash and cash equivalents at beginning of period	6,565	2,263	3,253
Cash and cash equivalents at end of year	$14,325	$6,565	$2,263

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2016
Property and casualty	$93,362	$1,123,896	$443,802	$936,131	$55,284	$652,433	$202,892	$83,540	$—	$964,970
Life, accident and health (1)	70,750	1,350,503	71	87,270	51,538	91,334	8,121	19,881	20,079	—
Total	$164,112	$2,474,399	$443,873	$1,023,401	$106,822	$743,767	$211,013	$103,421	$20,079	$964,970
Year Ended December 31, 2015
Property and casualty	$90,547	$1,003,895	$414,971	$851,695	$46,559	$520,087	$180,183	$83,631	$—	$887,874
Life, accident and health (1)	77,717	1,372,358	86	79,195	54,222	79,946	6,634	19,306	23,680	—
Total	$168,264	$2,376,253	$415,057	$930,890	$100,781	$600,033	$186,817	$102,937	$23,680	$887,874
Year Ended December 31, 2014
Property and casualty	$72,861	$969,437	$378,635	$766,939	$44,236	$509,811	$161,310	$79,117	$—	$804,715
Life, accident and health (1)	66,858	1,447,764	90	61,391	60,373	63,055	6,139	15,754	30,245	—
Total	$139,719	$2,417,201	$378,725	$828,330	$104,609	$572,866	$167,449	$94,871	$30,245	$804,715

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2016
Life insurance in force	$5,314,548	$1,023,197	$—	$4,291,351
Premiums earned
Property and casualty insurance	$977,090	$57,996	$17,037	$936,131	1.82%
Life, accident and health insurance	90,038	2,768	—	87,270	—%
Total	$1,067,128	$60,764	$17,037	$1,023,401	1.66%
Year Ended December 31, 2015
Life insurance in force	$5,491,932	$1,165,868	$—	$4,326,064
Premiums earned
Property and casualty insurance	$890,057	$56,758	$18,396	$851,695	2.16%
Life, accident and health insurance	82,356	3,161	—	79,195	—%
Total	$972,413	$59,919	$18,396	$930,890	1.98%
Year Ended December 31, 2014
Life insurance in force	$5,366,061	$1,130,059	$—	$4,236,002
Premiums earned
Property and casualty insurance	$800,492	$49,818	$16,265	$766,939	2.12%
Life, accident and health insurance	64,350	2,959	—	61,391	—%
Total	$864,842	$52,777	$16,265	$828,330	1.96%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2016	$867	$388	$—	$1,255
Year Ended December 31, 2015	618	249	—	867
Year Ended December 31, 2014	896	—	278	618

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2016	$1,265	$—	$547	$718
Year Ended December 31, 2015	1,813	—	548	1,265
Year Ended December 31, 2014	2,361	—	548	1,813

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2016	$93,362	$1,123,896	$443,802	$936,131	$4,947	$55,284	$683,662	$(31,229)	$202,892	$537,573	$964,970
2015	$90,547	$1,003,895	$414,971	$851,695	$1,124	$46,559	$560,482	$(40,395)	$180,183	$476,525	$887,874
2014	$72,861	$969,437	$378,635	$766,939	$4,177	$44,236	$566,555	$(56,744)	$161,310	$489,631	$804,715

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2017

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/28/2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John P. Besong
	Jack B. Evans, Chairman and Director		John P. Besong, Director
Date	2/28/2017	Date	2/28/2017

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/28/2017	Date	2/28/2017

By	/s/ Christopher R. Drahozal	By	/s/ Sarah Fisher Gardial
	Christopher R. Drahozal, Director		Sarah Fisher Gardial, Director
Date	2/28/2017	Date	2/28/2017

By	/s/ Dawn M. Jaffray	By	/s/ Casey D. Mahon
	Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer		Casey D. Mahon, Director
Date	2/28/2017	Date	2/28/2017

By	/s/ George D. Milligan	By	/s/ James W. Noyce
	George D. Milligan, Director		James W. Noyce, Vice Chairman and Director
Date	2/28/2017	Date	2/28/2017

By	/s/ Mary K. Quass	By	/s/ Randy A. Ramlo
	Mary K. Quass, Director		Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer
Date	2/28/2017	Date	2/28/2017

By	/s/ Kyle D. Skogman	By	/s/ Susan E. Voss
	Kyle D. Skogman, Director		Susan E. Voss, Director
Date	2/28/2017	Date	2/28/2017

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1		Agreement and Plan of Reorganization among United Fire & Casualty Company, United Fire Group, Inc. and UFC MergeCo, Inc.		8-K		2.1	5/25/2011
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		Exhibit A	4/18/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan (Amended February 24, 2012)		10-K	12/31/2011	10.4	3/15/2012
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.7	*	Form of Non-qualified Employee Stock Option Agreement under the Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.8	*	Form of Option Issued Pursuant to the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.9	*	Form of Stock Award Agreement under the Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13	*	Form of Restricted Stock Agreement under the 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2011	10.14	3/15/2012
10.14	*	Director’s Restricted Stock Agreement amended		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	United Fire Group, Inc. Executive Nonqualified Excess Plan		8-K		0.0101	5/22/2014
10.17	*	United Fire & Casualty Company Executive Nonqualified Excess Plan Adoption Agreement		8-K		0.0102	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		0.0103	5/22/2014
10.19	*	United Fire Group, Inc. Template Change in Control Severance Agreement		8-K		0.0104	5/22/2014
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		0.0105	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.24		Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/23/2011
10.25		First Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	1/30/2012
10.26		Second Amendment to Credit Agreement between United Fire & Casualty Company and syndicated lenders		8-K		10.1	12/21/2012
10.27		Assignment, Joinder, Assumption, and Release Agreement, between and among United Fire Group, Inc., United Fire & Casualty Company, a syndicate of financial institutions, as lenders party thereto, and KeyBank National Association, as Administrative Agent, Lead Arranger, Sole Book Runner, Swingline Lender, and Letter of Credit Issuer		8-K		10.1	6/5/2013
10.28		Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer.		8-K		10.1	2/5/2016
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
14		Code of Ethics		8-K/A		14.1	1/31/2013
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1		Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*Indicates a management contract or compensatory plan or arrangement.

Exhibit Index

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.
X