Form 10-Q
period 2017-03-31
UNITED FIRE GROUP INC
filed 2017-05-03
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 1, 2017, 25,205,806 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2017

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

•
Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; changes in laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $196 in 2017 and $199 in 2016)	$195	$198
Available-for-sale, at fair value (amortized cost $2,914,524 in 2017 and $2,887,505 in 2016)	2,932,188	2,898,126
Trading securities, at fair value (amortized cost $13,264 in 2017 and $13,054 in 2016)	14,971	14,390
Equity securities
Available-for-sale, at fair value (cost $67,977 in 2017 and $68,504 in 2016)	275,684	270,416
Trading securities, at fair value (cost $5,861 in 2017 and $5,434 in 2016)	6,183	5,644
Mortgage loans	3,640	3,706
Policy loans	5,396	5,366
Other long-term investments	67,024	67,639
Short-term investments	175	175
	3,305,456	3,265,660
Cash and cash equivalents	93,656	110,853
Accrued investment income	28,134	25,056
Premiums receivable (net of allowance for doubtful accounts of $1,056 in 2017 and $1,255 in 2016)	324,428	306,202
Deferred policy acquisition costs	165,073	164,112
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $50,222 in 2017 and $50,925 in 2016)	56,231	55,524
Reinsurance receivables and recoverables	70,057	69,413
Prepaid reinsurance premiums	3,841	3,782
Income taxes receivable	10,430	15,061
Goodwill and intangible assets	24,547	24,740
Other assets	15,132	14,355
TOTAL ASSETS	$4,096,985	$4,054,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,140,719	$1,123,896
Life insurance	1,342,966	1,350,503
Unearned premiums	467,105	443,873
Accrued expenses and other liabilities	145,190	159,014
Deferred income taxes	40,620	35,588
TOTAL LIABILITIES	$3,136,600	$3,112,874
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,341,552 and 25,429,769 shares issued and outstanding in 2017 and 2016, respectively	$25	$25
Additional paid-in capital	213,021	216,482
Retained earnings	629,891	616,322
Accumulated other comprehensive income, net of tax	117,448	109,055
TOTAL STOCKHOLDERS’ EQUITY	$960,385	$941,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,096,985	$4,054,758
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2017	2016
Revenues
Net premiums earned	$253,872	$241,298
Investment income, net of investment expenses	25,035	22,224
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $3,405 in 2017 and $1,646 in 2016; previously included in accumulated other comprehensive income)	3,954	2,055
Other income	198	108
Total revenues	$283,059	$265,685
Benefits, Losses and Expenses
Losses and loss settlement expenses	$167,623	$142,128
Increase in liability for future policy benefits	8,579	12,552
Amortization of deferred policy acquisition costs	52,134	50,231
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,352 in 2017 and $1,371 in 2016; previously included in accumulated other comprehensive income)	24,890	26,753
Interest on policyholders’ accounts	4,744	5,247
Total benefits, losses and expenses	$257,970	$236,911
Income before income taxes	$25,089	$28,774
Federal income tax expense (includes reclassifications of ($718) in 2017 and ($96) in 2016; previously included in accumulated other comprehensive income)	5,153	6,347
Net income	$19,936	$22,427
Other comprehensive income
Change in net unrealized appreciation on investments	$14,966	$43,876
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income , before tax and reclassification adjustments	$14,966	$43,876
Income tax effect	(5,238)	(15,357)
Other comprehensive income, after tax, before reclassification adjustments	$9,728	$28,519
Reclassification adjustment for net realized investment gains included in income	$(3,405)	$(1,646)
Reclassification adjustment for employee benefit costs included in expense	1,352	1,371
Total reclassification adjustments, before tax	$(2,053)	$(275)
Income tax effect	718	96
Total reclassification adjustments, after tax	$(1,335)	$(179)
Comprehensive income	$28,329	$50,767

Weighted average common shares outstanding	25,443,101	25,209,888
Basic earnings per common share	$0.78	$0.89
Diluted earnings per common share	0.77	0.88
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Three Months Ended March 31, 2017

Common stock
Balance, beginning of year	$25
Shares repurchased (134,981 shares)	—
Shares issued for stock-based awards (46,764 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$216,482
Compensation expense and related tax benefit for stock-based award grants	1,044
Shares repurchased	(5,749)
Shares issued for stock-based awards	1,244
Balance, end of period	$213,021

Retained earnings
Balance, beginning of year	$616,322
Net income	19,936
Dividends on common stock ($0.25 per share)	(6,367)
Balance, end of period	$629,891

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$109,055
Change in net unrealized investment appreciation(1)	7,515
Change in liability for underfunded employee benefit plans(2)	878
Balance, end of period	$117,448

Summary of changes
Balance, beginning of year	$941,884
Net income	19,936
All other changes in stockholders’ equity accounts	(1,435)
Balance, end of period	$960,385

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$19,936	$22,427
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,901	3,447
Depreciation and amortization	1,165	1,626
Stock-based compensation expense	1,044	977
Net realized investment gains	(3,954)	(2,055)
Net cash flows from trading investments	(610)	(129)
Deferred income tax benefit	(134)	322
Changes in:
Accrued investment income	(3,078)	(1,689)
Premiums receivable	(18,226)	(26,245)
Deferred policy acquisition costs	(2,238)	(3,579)
Reinsurance receivables	(644)	1,782
Prepaid reinsurance premiums	(59)	(322)
Income taxes receivable	4,631	—
Other assets	(777)	(1,240)
Future policy benefits and losses, claims and loss settlement expenses	26,590	23,965
Unearned premiums	23,232	21,001
Accrued expenses and other liabilities	(12,472)	(7,205)
Income taxes payable	—	728
Deferred income taxes	647	(548)
Other, net	253	2,063
Total adjustments	$19,271	$12,899
Net cash provided by operating activities	$39,207	$35,326
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,059	$1,968
Proceeds from call and maturity of held-to-maturity investments	3	8
Proceeds from call and maturity of available-for-sale investments	71,613	142,629
Proceeds from short-term and other investments	1,702	789
Purchase of available-for-sale investments	(103,623)	(124,338)
Purchase of short-term and other investments	(1,590)	—
Net purchases and sales of property and equipment	(1,392)	(569)
Net cash (used in) provided by investing activities	$(28,228)	$20,487
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$20,630	$25,145
Withdrawals from investment and universal life contracts	(37,934)	(41,954)
Payment of cash dividends	(6,367)	(5,553)
Repurchase of common stock	(5,749)	—
Issuance of common stock	1,244	4,745
Tax impact from issuance of common stock	—	(664)
Net cash used in financing activities	$(28,176)	$(18,281)
Net Change in Cash and Cash Equivalents	$(17,197)	$37,532
Cash and Cash Equivalents at Beginning of Period	110,853	106,449
Cash and Cash Equivalents at End of Period	$93,656	$143,981
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The review report of Ernst & Young LLP as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2017 and 2016, we made payments for income taxes totaling $9 and $6,509, respectively. We did not receive a tax refund during the three-month periods ended March 31, 2017 and 2016.
For the three-month periods ended March 31, 2017 and 2016, we made no interest payments (excluding interest credited to policyholders’ accounts).

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2017.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$93,362	$70,750	$164,112
Underwriting costs deferred	53,084	1,288	54,372
Amortization of deferred policy acquisition costs	(50,461)	(1,673)	(52,134)
Ending unamortized deferred policy acquisition costs	$95,985	$70,365	$166,350
Impact of unrealized gains and losses on available-for-sale securities	—	(1,277)	(1,277)
Recorded asset at March 31, 2017	$95,985	$69,088	$165,073

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $7,690 and $6,413 at March 31, 2017 and December 31, 2016, respectively.
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
We reported a federal income tax expense of $5,153 and $6,347 for the three-month periods ended March 31, 2017 and 2016, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2017 or December 31, 2016. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Share-Based Payments
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the new guidance prospectively as of January 1, 2017. The new guidance resulted in classification changes between the financing and operating section of the Statement of Cash Flow for stock based compensation expense. The adoption also resulted in a tax benefit of $130 during the three months ended March 31, 2017.
Income Taxes
In December 2015, the FASB issued guidance on the balance sheet classification of deferred taxes. The new guidance eliminates the requirement to split deferred tax liabilities and assets between current and non-current in a classified balance sheet. The new guidance allows deferred tax liabilities and assets to be included in non-current accounts. The Company adopted the new guidance as of January 1, 2017. The adoption had no impact on the Company's financial position and results of operations since we do not currently report deferred taxes in classified balance sheets.
Pending Adoption of Accounting Standards
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
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position, results of operations and key processes. If the new guidance were adopted as of March 31, 2017, there would be a reclassification from accumulated other comprehensive income to retained earnings equal to the amount of net unrealized gains and losses on available-for-sale equity securities at December 31, 2016 disclosed in Note 2 "Summary of Investments," of this section. The impact to net realized gains (losses) would equal the change in net unrealized gains and losses on available-for-sale equity securities between March 31, 2017 and December 31, 2016, in the same tables.
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
Defined Benefit Retirement Plan Cost
In March 2017, the FASB issued guidance on the presentation of net periodic benefit costs of defined benefit retirement benefit plans in the Statements of Income. The new guidance requires the service cost component of net periodic benefit cost of defined benefit plans to be presented in the same line in the Statements of Income as other employee compensation expenses. Also, under the new guidance, the service cost component of the net periodic benefit costs will be the only portion of costs subject to be capitalized in assets. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the presentation of net periodic benefit costs in its financial statements and the impact on the Company's financial position and results of operations.
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place most leases on their balance sheets with expenses recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2019. The Company has created an inventory of its leases and has calculated the current minimum future lease payment, which is disclosed in Note 13 "Lease Commitments" of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of March 31, 2017 and December 31, 2016 is as follows:

March 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	45	1	—	46
Total Held-to-Maturity Fixed Maturities	$195	$1	$—	$196
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,142	$73	$100	$22,115
U.S. government agency	70,671	1,426	438	71,659
States, municipalities and political subdivisions
General obligations:
Midwest	133,706	1,873	1,068	134,511
Northeast	56,241	1,042	177	57,106
South	144,366	1,455	2,298	143,523
West	123,026	1,558	1,839	122,745
Special revenue:
Midwest	165,789	2,412	1,326	166,875
Northeast	72,489	558	2,323	70,724
South	258,835	2,020	5,954	254,901
West	148,390	1,701	3,717	146,374
Foreign bonds	59,295	2,076	—	61,371
Public utilities	211,412	3,987	427	214,972
Corporate bonds
Energy	103,194	2,190	193	105,191
Industrials	222,476	5,017	498	226,995
Consumer goods and services	176,581	4,089	269	180,401
Health care	75,951	2,039	37	77,953
Technology, media and telecommunications	143,113	2,562	700	144,975
Financial services	272,088	5,720	929	276,879
Mortgage-backed securities	16,366	166	250	16,282
Collateralized mortgage obligations
Government national mortgage association	156,554	1,483	2,451	155,586
Federal home loan mortgage corporation	178,052	1,886	3,453	176,485

Federal national mortgage association	99,420	1,907	1,090	100,237
Asset-backed securities	4,367	147	186	4,328
Total Available-for-Sale Fixed Maturities	$2,914,524	$47,387	$29,723	$2,932,188
Equity securities:
Common stocks
Public utilities	$6,394	$14,691	$125	$20,960
Energy	6,514	7,828	29	14,313
Industrials	13,117	42,387	175	55,329
Consumer goods and services	10,074	15,272	64	25,282
Health care	7,763	22,065	—	29,828
Technology, media and telecommunications	6,009	9,355	59	15,305
Financial services	17,069	96,587	50	113,606
Nonredeemable preferred stocks	1,037	24	—	1,061
Total Available-for-Sale Equity Securities	$67,977	$208,209	$502	$275,684
Total Available-for-Sale Securities	$2,982,501	$255,596	$30,225	$3,207,872

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,216	$87	$108	$23,195
U.S. government agency	76,692	1,445	540	77,597
States, municipalities and political subdivisions
General obligations:
Midwest	143,747	1,808	1,412	144,143
Northeast	57,731	909	231	58,409
South	129,475	1,249	2,355	128,369
West	114,524	1,380	2,173	113,731
Special revenue:
Midwest	167,430	2,313	1,433	168,310
Northeast	70,202	487	2,624	68,065
South	244,225	1,753	6,791	239,187
West	134,287	1,509	4,052	131,744
Foreign bonds	62,995	2,239	—	65,234
Public utilities	212,360	3,761	447	215,674
Corporate bonds
Energy	107,084	2,195	419	108,860
Industrials	225,526	5,359	982	229,903
Consumer goods and services	178,135	3,847	295	181,687
Health care	81,211	2,063	151	83,123
Technology, media and telecommunications	143,402	2,029	819	144,612
Financial services	269,981	5,328	1,358	273,951
Mortgage-backed securities	17,288	201	241	17,248
Collateralized mortgage obligations
Government national mortgage association	145,947	1,279	2,766	144,460
Federal home loan mortgage corporation	176,226	1,638	3,406	174,458
Federal national mortgage association	101,414	1,816	1,334	101,896
Asset-backed securities	4,407	145	282	4,270
Total Available-for-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126

Equity securities:
Common stocks
Public utilities	$6,394	$13,465	$188	$19,671
Energy	6,514	8,555	22	15,047
Industrials	13,252	38,715	173	51,794
Consumer goods and services	10,324	13,851	58	24,117
Health care	7,763	19,657	—	27,420
Technology, media and telecommunications	5,931	9,476	38	15,369
Financial services	17,289	98,728	67	115,950
Nonredeemable preferred stocks	1,037	11	—	1,048
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$125,861	$126,941	$2,593	$2,815
Due after one year through five years	—	—	814,770	835,999	7,213	8,396
Due after five years through 10 years	—	—	802,379	812,933	1,302	1,377
Due after 10 years	—	—	716,755	703,397	2,156	2,383
Asset-backed securities	—	—	4,367	4,328	—	—
Mortgage-backed securities	45	46	16,366	16,282	—	—
Collateralized mortgage obligations	—	—	434,026	432,308	—	—
	$195	$196	$2,914,524	$2,932,188	$13,264	$14,971

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains is as follows:

	Three Months Ended March 31,
	2017	2016
Net realized investment gains
Fixed maturities:
Available-for-sale	$1,995	$516
Trading securities
Change in fair value	371	273
Sales	57	—
Equity securities:
Available-for-sale	1,410	984
Trading securities
Change in fair value	111	93
Sales	10	—
Short-term investments	—	43
Cash equivalents	—	146
Total net realized investment gains	$3,954	$2,055
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$5,059	$1,968
Gross realized gains	2,222	921
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2017 and 2016.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $21,154 and $20,034 at March 31, 2017 and December 31, 2016, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $6,868 at March 31, 2017.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2017	2016
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$7,043	$52,556
Available-for-sale equity securities	5,795	1,359
Deferred policy acquisition costs	(1,277)	(11,685)
Income tax effect	(4,046)	(14,781)
Total change in net unrealized investment appreciation, net of tax	$7,515	$27,449
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at March 31, 2017 and December 31, 2016. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2017, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at March 31, 2017 or at March 31, 2016. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at March 31, 2017 or at March 31, 2016. Our largest unrealized loss greater than 12 months on an individual equity security at March 31, 2017 was $159. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

March 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	11	$11,779	$100	—	$—	$—	$11,779	$100
U.S. government agency	9	33,651	438	—	—	—	33,651	438
States, municipalities and political subdivisions
General obligations
Midwest	16	32,139	1,068	—	—	—	32,139	1,068
Northeast	4	6,939	177	—	—	—	6,939	177
South	28	60,252	2,298	—	—	—	60,252	2,298
West	23	48,967	1,839	—	—	—	48,967	1,839
Special revenue
Midwest	30	51,512	1,326	—	—	—	51,512	1,326
Northeast	21	51,512	2,323	—	—	—	51,512	2,323
South	69	142,601	5,954	—	—	—	142,601	5,954
West	36	75,008	3,717	—	—	—	75,008	3,717
Public utilities	17	32,195	389	3	2,107	38	34,302	427
Corporate bonds
Energy	4	6,951	173	1	4,174	20	11,125	193
Industrials	16	26,794	297	2	4,758	201	31,552	498
Consumer goods and services	11	20,912	269	—	—	—	20,912	269
Health care	3	8,472	37	—	—	—	8,472	37
Technology, media and telecommunications	13	32,671	397	3	10,222	303	42,893	700
Financial services	24	51,512	929	—	—	—	51,512	929
Mortgage-backed securities	19	9,301	195	4	1,087	55	10,388	250
Collateralized mortgage obligations
Government national mortgage association	36	82,052	1,830	10	17,273	621	99,325	2,451
Federal home loan mortgage corporation	40	100,351	3,223	3	4,969	230	105,320	3,453
Federal national mortgage association	23	39,294	857	4	4,180	233	43,474	1,090
Asset-backed securities	—	—	—	1	2,647	186	2,647	186
Total Available-for-Sale Fixed Maturities	453	$924,865	$27,836	31	$51,417	$1,887	$976,282	$29,723
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$183	$125	$183	$125
Energy	1	190	2	1	158	27	348	29
Industrials	—	—	—	6	237	175	237	175
Consumer goods and services	1	22	1	4	269	63	291	64
Technology, media and telecommunications	8	93	16	8	22	43	115	59
Financial services	3	53	2	2	165	48	218	50
Total Available-for-Sale Equity Securities	13	$358	$21	24	$1,034	$481	$1,392	$502
Total Available-for-Sale Securities	466	$925,223	$27,857	55	$52,451	$2,368	$977,674	$30,225

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	9	$10,800	$108	—	$—	$—	$10,800	$108
U.S. government agency	10	36,593	540	—	—	—	36,593	540
States, municipalities and political subdivisions
General obligations
Midwest	27	40,545	1,412	—	—	—	40,545	1,412
Northeast	9	9,874	231	—	—	—	9,874	231
South	37	53,699	2,355	—	—	—	53,699	2,355
West	30	55,265	2,173	—	—	—	55,265	2,173
Special revenue
Midwest	41	62,937	1,433	—	—	—	62,937	1,433
Northeast	22	54,993	2,624	—	—	—	54,993	2,624
South	79	152,979	6,791	—	—	—	152,979	6,791
West	44	81,676	4,052	—	—	—	81,676	4,052
Public utilities	20	38,511	423	2	2,122	24	40,633	447
Corporate bonds
Energy	8	15,938	313	3	8,232	106	24,170	419
Industrials	24	42,854	596	3	5,641	386	48,495	982
Consumer goods and services	11	21,059	295	—	—	—	21,059	295
Health care	9	20,918	151	—	—	—	20,918	151
Technology, media and telecommunications	16	41,230	516	3	10,241	303	51,471	819
Financial services	37	75,286	1,358	—	—	—	75,286	1,358
Mortgage-backed securities	16	9,611	187	5	1,198	54	10,809	241
Collateralized mortgage obligations
Government national mortgage association	36	82,430	2,261	9	13,603	505	96,033	2,766
Federal home loan mortgage corporation	41	105,775	3,165	3	5,141	241	110,916	3,406
Federal national mortgage association	27	46,633	1,091	4	4,341	243	50,974	1,334
Asset-backed securities	1	971	29	1	2,559	253	3,530	282
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$120	$188	$120	$188
Energy	—	—	—	1	163	22	163	22
Industrials	—	—	—	6	239	173	239	173
Consumer goods and services	3	282	55	2	15	3	297	58
Technology, media and telecommunications	7	26	5	8	33	33	59	38
Financial services	3	53	3	2	150	64	203	67
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively, the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2017, the cash surrender value of the COLI policies was $3,000, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2017 and December 31, 2016 is as follows:

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$196	$195	$199	$198
Available-for-sale securities	2,932,188	2,932,188	2,898,126	2,898,126
Trading securities	14,971	14,971	14,390	14,390
Equity securities:
Available-for-sale securities	275,684	275,684	270,416	270,416
Trading securities	6,183	6,183	5,644	5,644
Mortgage loans	3,817	3,640	3,895	3,706
Policy loans	5,396	5,396	5,366	5,366
Other long-term investments	67,024	67,024	67,639	67,639
Short-term investments	175	175	175	175
Cash and cash equivalents	93,656	93,656	110,853	110,853
Corporate-owned life insurance	3,000	3,000	2,592	2,592
Liabilities
Policy reserves
Annuity (accumulations) (1)	$640,973	$649,395	$646,764	$666,711
Annuity (benefit payments)	142,968	94,385	144,283	95,129
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016:

March 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,115	$—	$22,115	$—
U.S. government agency	71,659	—	71,659	—
States, municipalities and political subdivisions
General obligations
Midwest	134,511	—	134,511	—
Northeast	57,106	—	57,106	—
South	143,523	—	143,523	—
West	122,745	—	122,745	—
Special revenue
Midwest	166,875	—	166,707	168
Northeast	70,724	—	70,724	—
South	254,901	—	254,901	—
West	146,374	—	146,374	—
Foreign bonds	61,371	—	61,371	—
Public utilities	214,972	—	214,972	—
Corporate bonds

Energy	105,191	—	105,191	—
Industrials	226,995	—	226,995	—
Consumer goods and services	180,401	—	179,342	1,059
Health care	77,953	—	77,953	—
Technology, media and telecommunications	144,975	—	144,975	—
Financial services	276,879	—	268,444	8,435
Mortgage-backed securities	16,282	—	16,282	—
Collateralized mortgage obligations
Government national mortgage association	155,586	—	155,586	—
Federal home loan mortgage corporation	176,485	—	176,485	—
Federal national mortgage association	100,237	—	100,237	—
Asset-backed securities	4,328	—	3,872	456
Total Available-for-Sale Fixed Maturities	$2,932,188	$—	$2,922,070	$10,118
Equity securities:
Common stocks
Public utilities	$20,960	$20,960	$—	$—
Energy	14,313	14,313	—	—
Industrials	55,329	55,329	—	—
Consumer goods and services	25,282	25,282	—	—
Health care	29,828	29,828	—	—
Technology, media and telecommunications	15,305	15,305	—	—
Financial services	113,606	109,483	—	4,123
Nonredeemable preferred stocks	1,061	466	—	595
Total Available-for-Sale Equity Securities	$275,684	$270,966	$—	$4,718
Total Available-for-Sale Securities	$3,207,872	$270,966	$2,922,070	$14,836
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,761	$—	$3,761	$—
Consumer goods and services	143	—	143	—
Health care	3,597	—	3,597	—
Technology, media and telecommunications	1,195	—	1,195	—
Financial services	4,567	—	4,567	—
Asset-backed securities	—	—	—	—
Redeemable preferred stocks	1,708	1,708	—	—
Equity securities:
Public utilities	621	621	—	—
Energy	231	231	—	—
Industrials	897	897	—	—

Consumer goods and services	1,168	1,168	—	—
Health care	366	366	—	—
Financial services	220	220	—	—
Nonredeemable preferred stocks	2,680	2,680	—	—
Total Trading Securities	$21,154	$7,891	$13,263	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$19,124	$19,124	$—	$—
Corporate-Owned Life Insurance	$3,000	$—	$3,000	$—
Total Assets Measured at Fair Value	$3,251,325	$298,156	$2,938,333	$14,836

December 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,195	$—	$23,195	$—
U.S. government agency	77,597	—	77,597	—
States, municipalities and political subdivisions
General obligations
Midwest	144,143	—	144,143	—
Northeast	58,409	—	58,409	—
South	128,369	—	128,369	—
West	113,731	—	113,731	—
Special revenue
Midwest	168,310	—	168,142	168
Northeast	68,065	—	68,065	—
South	239,187	—	239,187	—
West	131,744	—	131,744	—
Foreign bonds	65,234	—	65,234	—
Public utilities	215,674	—	215,674	—
Corporate bonds
Energy	108,860	—	108,860	—
Industrials	229,903	—	229,903	—
Consumer goods and services	181,687	—	180,590	1,097
Health care	83,123	—	83,123	—
Technology, media and telecommunications	144,612	—	144,612	—
Financial services	273,951	—	265,154	8,797
Mortgage-backed securities	17,248	—	17,248	—
Collateralized mortgage obligations
Government national mortgage association	144,460	—	144,460	—
Federal home loan mortgage corporation	174,458	—	174,458	—
Federal national mortgage association	101,896	—	101,896	—
Asset-backed securities	4,270	—	3,821	449
Total Available-for-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities:
Common stocks
Public utilities	$19,671	$19,671	$—	$—
Energy	15,047	15,047	—	—
Industrials	51,794	51,794	—	—
Consumer goods and services	24,117	24,117	—	—
Health care	27,420	27,420	—	—
Technology, media and telecommunications	15,369	15,369	—	—
Financial services	115,950	111,958	—	3,992

Nonredeemable preferred stocks	1,048	453	—	595
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$3,919	$—	$3,919	$—
Consumer goods and services	127	—	127	—
Health care	3,410	—	3,410	—
Technology, media and telecommunications	787	—	787	—
Financial services	4,842	—	4,842	—
Redeemable preferred stocks	1,305	1,305	—	—
Equity securities:
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at March 31, 2017 and December 31, 2016 was reasonable.
For the three-month period ended March 31, 2017, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended March 31, 2017, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three-month period ended March 31, 2017, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2017	$168	$9,894	$449	$4,587	$15,098
Net unrealized gains (losses)(1)	—	(67)	7	—	(60)
Purchases	—	—	—	145	145
Disposals	—	(333)	—	(14)	(347)
Balance at March 31, 2017	$168	$9,494	$456	$4,718	$14,836
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2017 and December 31, 2016 (net of reinsurance amounts):

	March 31, 2017	December 31, 2016
Gross liability for losses and loss settlement expenses at beginning of year	$1,123,896	$1,003,895
Ceded losses and loss settlement expenses	(59,794)	(54,653)
Net liability for losses and loss settlement expenses at beginning of year	$1,064,102	$949,242
Losses and loss settlement expenses incurred for claims occurring during
Current year	$181,497	$683,662
Prior years	(24,946)	(31,229)
Total incurred	$156,551	$652,433
Losses and loss settlement expense payments for claims occurring during
Current year	$39,100	$277,053
Prior years	97,803	260,520
Total paid	$136,903	$537,573
Net liability for losses and loss settlement expenses at end of year	$1,083,750	$1,064,102
Ceded loss and loss settlement expenses	56,969	59,794
Gross liability for losses and loss settlement expenses at end of year	$1,140,719	$1,123,896

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

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers compensation. The favorable development is attributable to reductions in reserves for reported claims, reductions in required reserves for incurred but not reported claims, along with reductions in reserves for loss adjustment expense. Reserve reductions were more than sufficient to offset claim payments and loss adjustment expense payments. Loss adjustment expense payments continue to benefit from successful management of litigation expenses. Partially offsetting the favorable reserve development was adverse development, which primarily came from our assumed reinsurance and commercial fire lines of business. Adverse development for assumed reinsurance is primarily attributable to emergence of additional reserves for reported claims. The adverse development for commercial fire was due to the emergence of 2016 accident year paid losses.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2017	2016	2017	2016

Net periodic benefit cost
Service cost	$1,714	$1,623	$505	$932
Interest cost	1,765	1,663	482	754
Expected return on plan assets	(2,412)	(1,988)	—	—
Amortization of prior service credit	—	—	(1,352)	—
Amortization of net loss	890	992	461	379
Net periodic benefit cost	$1,957	$2,290	$96	$2,065

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute $6,400 to the pension plan in 2017. For the three-month period ended March 31, 2017, we contributed $1,596 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At March 31, 2017, there were 997,984 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
Options granted pursuant to the Stock Plan are granted to buy shares of UFG's common stock at the market value of the stock on the date of grant. All outstanding option awards have graded vesting over 3 years or 5 years from the grant date, unless the Board of Directors authorizes acceleration of vesting. Performance stock units cliff-vest after 3 years and the certification of performance results by UFG’s Compensation Committee. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock units fully vest after 3 years or 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time UFG common stock will be issued to the awardee.

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2017	From Inception to March 31, 2017
Beginning balance	1,248,651	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(253,895)	(2,866,461)
Number of awards forfeited or expired	3,228	464,445
Ending balance	997,984	997,984
Number of option awards exercised	45,037	994,105
Number of unrestricted stock awards granted	—	7,325
Number of restricted stock awards vested	—	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At March 31, 2017, we had 74,771 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2017	From Inception to March 31, 2017
Beginning balance	74,771	300,000
Number of awards granted	—	(249,232)
Number of awards forfeited or expired	—	24,003
Ending balance	74,771	74,771
Number of option awards exercised	1,727	54,200
Number of restricted stock awards vested	—	31,556

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2017 and 2016, we recognized stock-based compensation expense of $1,044 and $976, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2017, we had $11,297 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2017 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2017	$3,250
2018	3,785
2019	2,718
2020	1,111
2021	393
2022	40
Total	$11,297

NOTE 7. SEGMENT INFORMATION

We have two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has six domestic locations from which it conducts its business. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

We evaluate the two segments on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP. We analyze results based on profitability (i.e., loss ratios), expenses, and return on equity. The basis we use to determine and analyze segments and to measure segment profit or loss have not changed from that reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have reconciled the amounts in the following table for the three-month periods ended March 31, 2017 and 2016 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Three Months Ended March 31, 2017
Net premiums earned	$236,444	$17,428	$253,872
Investment income, net of investment expenses	12,605	12,450	25,055
Net realized investment gains	2,249	1,705	3,954
Other income	—	198	198
Total reportable segment	$251,298	$31,781	$283,079
Intersegment eliminations	(20)	—	(20)
Total revenues	$251,278	$31,781	$283,059
Net income	$18,584	$1,352	$19,936
Assets	$2,497,181	$1,599,804	$4,096,985
Invested assets	$1,819,221	$1,486,235	$3,305,456

As of and for the Three Months Ended March 31, 2016
Net premiums earned	$220,225	$21,073	$241,298
Investment income, net of investment expenses	9,409	12,852	22,261
Net realized investment gains	1,737	318	2,055
Other income	—	108	108
Total reportable segment	$231,371	$34,351	$265,722
Intersegment eliminations	(37)	—	(37)
Total revenues	$231,334	$34,351	$265,685
Net income	$22,020	$407	$22,427
Assets	$2,344,686	$1,631,306	$3,975,992
Invested assets	$1,675,088	$1,497,241	$3,172,329

NOTE 8. EARNINGS PER COMMON SHARE
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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2017		2016
	Basic	Diluted	Basic	Diluted
Net income	$19,936	$19,936	$22,427	$22,427
Weighted-average common shares outstanding	25,443,101	25,443,101	25,209,888	25,209,888
Add dilutive effect of restricted stock unit awards	—	248,717	—	154,742
Add dilutive effect of stock options	—	162,363	—	231,807
Weighted-average common shares	25,443,101	25,854,181	25,209,888	25,596,437
Earnings per common share	$0.78	$0.77	$0.89	$0.88
Awards excluded from diluted earnings per share calculation(1)	—	—	—	180,912

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 9. CREDIT FACILITY

On February 2, 2016, the Company, as borrower, entered into a Credit Agreement (the "Credit Agreement") by and among the Company, with the lenders from time to time party thereto and KeyBank National Association ("Key Bank"), as administrative agent, swingline lender and letter of credit issuer. The Credit Agreement provides for a $50,000 four-year unsecured revolving credit facility that includes a $20,000 letter of credit subfacility and a swingline subfacility in the amount up to $5,000. The Credit Agreement allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000, provided that no event of default has occurred and is continuing and certain other conditions are satisfied.
The Credit Agreement is available for the Company's general corporate purposes, including liquidity, acquisitions and working capital. All unpaid principal and accrued interest under the Credit Agreement is due and payable in full at maturity on February 2, 2020. Based on the type of loan, advances under the Credit Agreement would bear interest on either the London interbank offered rate ("LIBOR") or a base rate plus, in each case, a calculated margin amount.
The unused commitments under the Credit Agreement will be subject to a commitment fee that will be calculated at a per annum rate. The applicable margins for borrowings under the Credit Agreement and the commitment fee thereunder will be determined by reference to a pricing grid based on the Company’s issuer credit rating by A.M. Best Company, Inc.
The Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio.
There was no outstanding balance on the Credit Agreement at March 31, 2017 and 2016, respectively. For the three-month periods ended March 31, 2017 and 2016, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at March 31, 2017.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2017	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	9,728	—	9,728
Reclassification adjustments from accumulated other comprehensive income (loss)	(2,213)	878	(1,335)
Balance as of March 31, 2017	$141,407	$(23,959)	$117,448
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

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of March 31, 2017, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2017 and 2016, the consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016, and the consolidated statement of stockholders' equity for the three-month period ended March 31, 2017. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of United Fire Group, Inc. as of December 31, 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 28, 2017. In our opinion, the accompanying consolidated balance sheet of United Fire Group, Inc. as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
May 3, 2017

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our results of operations and financial condition on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with GAAP. As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no changes in our critical accounting policies from December 31, 2016.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in our Annual Report on Form 10-K for the year ended December 31, 2016. Our consolidated financial statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,400 independent agencies.

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

For the three-month period ended March 31, 2017, property and casualty insurance business accounted for approximately 93.1 percent of our net premiums earned, of which 92.6 percent was generated from commercial lines. Life insurance business accounted for approximately 6.9 percent of our net premiums earned, of which 66.6 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2017, approximately 48.8 percent of our property and casualty premiums were written in Texas, Iowa, California, Missouri and Minnesota; approximately 62.7 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Illinois and Nebraska.

Segment Revenue and Expense

We evaluate segment profit or loss based upon operating and investment results. Segment profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Additional segment information is presented in Part I, Item 1, Note 7 "Segment Information" to the unaudited Consolidated Financial Statements.
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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2017	2016	%
Revenues
Net premiums earned	$253,872	$241,298	5.2%
Investment income, net of investment expenses	25,035	22,224	12.6
Net realized investment gains	3,954	2,055	92.4
Other income	198	108	83.3
Total revenues	$283,059	$265,685	6.5%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$167,623	$142,128	17.9%
Increase in liability for future policy benefits	8,579	12,552	(31.7)
Amortization of deferred policy acquisition costs	52,134	50,231	3.8
Other underwriting expenses	24,890	26,753	(7.0)
Interest on policyholders' accounts	4,744	5,247	(9.6)
Total benefits, losses and expenses	$257,970	$236,911	8.9%

Income before income taxes	$25,089	$28,774	(12.8)%
Federal income tax expense	5,153	6,347	(18.8)
Net income	$19,936	$22,427	(11.1)%

The following is a summary of our financial performance for the three-month period ended March 31, 2017:

Consolidated Results of Operations

For the three-month period ended March 31, 2017, net income was $19.9 million compared to $22.4 million for the same period of 2016. The decrease in net income was driven by an increase in losses and loss settlement expenses from a deterioration in our core loss ratio and higher catastrophe losses; partially offset by an increase in net premiums earned from organic growth and geographical expansion. Consolidated net premiums earned increased to $253.9 million compared to $241.3 million for the same period of 2016.

Losses and loss settlement expenses increased by $25.5 million during the three-month period ended March 31, 2017 compared to the same period of 2016 and the net loss ratio increased by 5.7 percentage points during the three-month period ended March 31, 2017 compared to the same period of 2016. The increase was primarily due to the deterioration in our core loss ratio. This deterioration was primarily due to an increase in losses in our commercial and personal automobile lines of business and an increase in catastrophe losses. Pre-tax catastrophe losses for the three-month period ended March 31, 2017 were $9.7 million compared to $4.3 million in the same period of 2016. The increase in catastrophe losses is primarily due to hail storms in the southern United States in the month of March.

Investment income increased by $2.8 million during the three-month period ended March 31, 2017 compared to the same period of 2016. The increase in the three-month period ended March 31, 2017 was primarily due to the $2.5 million increase in the change in value of our investments in limited liability partnerships as compared to the same period in 2016.

Consolidated Financial Condition

Our stockholders' equity increased to $960.4 million at March 31, 2017, from $941.9 million at December 31, 2016. The increase was attributable to net income of $19.9 million and an increase in net unrealized investment gains of $7.5 million, net of tax, partially offset by stockholder dividends of $6.4 million and share repurchases of $5.7 million.

Net unrealized investment gains totaled $141.4 million as of March 31, 2017, an increase of $7.5 million, net of tax, or 5.6 percent, since December 31, 2016. The increase in net unrealized investment gains is the result of the increase in the fair value of our fixed maturity security and equity security portfolios.

At March 31, 2017, the book value per share of our common stock was $37.90. During the three-month period ended March 31, 2017, 134,981 shares of common stock were repurchased under our share repurchase program at a total cost of $5.7 million and an average share price of $42.59. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,803,490 shares of our common stock as of March 31, 2017.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2017	2016
Net premiums earned	$236,444	$220,225
Losses and loss settlement expenses	(156,552)	(133,137)
Amortization of deferred policy acquisition costs	(50,461)	(48,413)
Other underwriting expenses	(21,259)	(21,619)
Underwriting gain	$8,172	$17,056

Investment income, net of investment expenses	12,585	9,372
Net realized investment gains	2,249	1,737
Income before income taxes	$23,006	$28,165

GAAP Ratios:
Net loss ratio (without catastrophes)	62.1%	58.5%
Catastrophes - effect on net loss ratio	4.1	2.0
Net loss ratio(1)	66.2%	60.5%
Expense ratio(2)	30.3	31.8
Combined ratio(3)	96.5%	92.3%
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

For the three-month period ended March 31, 2017, our property and casualty segment reported income before taxes of $23.0 million, a decrease of $5.2 million compared to the same period of 2016. The decrease in the three-month period ended March 31, 2017 was driven by an increase in losses and loss settlement expenses from higher a deterioration in our core loss ratio and higher catastrophe losses; partially offset by an increase in net premiums earned from organic growth and geographical expansion and an increase in investment income.

Net premiums earned increased 7.4 percent to $236.4 million in the three-month period ended March 31, 2017, compared to $220.2 million in the same period of 2016. This increase is the result of organic growth from a combination of new business writings and geographic expansion.

The combined ratio increased 4.2 percentage points to 96.5 percent, for the three-month period ended March 31, 2017, compared to 92.3 percent for the same period of 2016. The increase in the combined ratio in the three-month period ended March 31, 2017, as compared to the same period of 2016, was primarily attributable to an increase in the net loss ratio. The increase in net loss ratio was primarily driven by two items, a deterioration in our core loss ratio, which added 3.6 points to the combined ratio, and an increase in catastrophe losses, which accounted for 2.1 percentage points of the increase in the GAAP combined ratio, both partially offset by a 1.5 percentage point decrease in our expense ratio.

The net loss ratio, a component of the combined ratio, increased by 5.7 percentage points to 66.2 percent in the three-month period ended March 31, 2017, as compared to the same period of 2016, due to a deterioration in our core loss ratio and higher catastrophe losses. The deterioration in our core loss ratio was primarily due to an increase in losses in our commercial and personal automobile lines of business. Pre-tax catastrophe losses totaled $9.7 million for the three-month period ended March 31, 2017, as compared to $4.3 million in the same period of 2016. The increase in catastrophe losses is primarily due to hail storms in the southern United States in the month of March.

The expense ratio, a component of the combined ratio, was 30.3 percent for the three-month period ended March 31, 2017, a 1.5 percentage point decrease as compared with the same period of 2016. The decrease in the three-month period ended March 31, 2017 was primarily due to a decrease in post-retirement benefit expenses and contingent commission expenses; partially offset by a deterioration in the profitability of the commercial and personal auto line of business that has limited the amount of underwriting expenses eligible for deferral in our deferred acquisition costs calculation.

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

2017 Development

The property and casualty insurance segment experienced $24.9 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2017. Two lines combined to provide the majority of favorable development while two lines developed adversely. The two largest contributors to favorable development was commercial liability, with $25.7 million of favorable development, and workers' compensation with $4.0 million of favorable development, in the three-month period ended March 31, 2017. The favorable development is also attributable to reductions in reserves for reported claims and reductions in required reserves for incurred but not reported claims along with reductions in reserves for loss adjustment expense. Reserve reductions were more than sufficient to offset claim payments and loss adjustment expense payments. Loss adjustment expense payments continue to benefit from successful management of litigation expenses. The two lines that provided a partial offset to the favorable development were assumed reinsurance with $6.1 million of adverse development and commercial fire with $2.5 million of adverse development. Adverse development for assumed reinsurance is primarily attributable to the emergence of additional reserves for reported claims. The adverse development for commercial fire was due to the emergence of 2016 accident year paid losses.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2017, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2017			2016
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$74,080	$12,050	16.3%	$69,334	$33,361	48.1%
Fire and allied lines	55,519	46,558	83.9	52,040	33,979	65.3
Automobile	57,721	61,407	106.4	49,451	42,219	85.4
Workers' compensation	24,483	16,629	67.9	24,583	11,644	47.4
Fidelity and surety	5,897	316	5.4	5,194	(53)	(1.0)
Miscellaneous	378	47	12.4	389	205	52.7
Total commercial lines	$218,078	$137,007	62.8%	$200,991	$121,355	60.4%

Personal lines
Fire and allied lines	$10,788	$6,645	61.6%	$10,718	$6,305	58.8%
Automobile	6,479	6,518	100.6	6,084	4,209	69.2
Miscellaneous	279	(87)	(31.2)	261	183	70.1
Total personal lines	$17,546	$13,076	74.5%	$17,063	$10,697	62.7%
Reinsurance assumed	$820	$6,469	NM	$2,171	$1,085	50.0%
Total	$236,444	$156,552	66.2%	$220,225	$133,137	60.5%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business;

•
Other liability - The net loss ratio improved 31.8 percentage points in the three-month period ended March 31, 2017 compared to the same period of 2016. Several individual items, each with favorable changes, contributed to the improvement in the loss ratio: reserves for incurred but not reported claims decreased in 2017 compared to an increase in the same period of 2016; loss adjustment expense reserve reductions were greater in 2017 than in the same period of 2016; reserves for reported claims increased less in 2017 than in the same period of 2016; and loss adjustment expense payments were lower in 2017 than compared to the same period of 2016.

•
Commercial fire and allied lines - The net loss ratio deteriorated 18.6 percentage points in the three-month period ended March 31, 2017 compared to the same period of 2016. The change is primarily due to a larger increase in reserves for incurred but not reported claims during 2017 compared to the same period of 2016, which is attributable to an increase in first quarter catastrophe claims.

•
Commercial automobile - The net loss ratio deteriorated 21.0 percentage points in the three-month period ended March 31, 2017 compared to the same period of 2016. The change was due to an increase in frequency and severity of claims in 2017 as compared to the same period of 2016 due to a number of factors, including an increase in miles driven and distracted driving. We are implementing many initiatives to improve the profitability of this line of business, which include pricing increases, stricter underwriting guidelines, new analytical tools and more rigorous loss control requirements. Our expectation is that these efforts will take a few quarters before there is a decrease in the net loss ratio.

•
Workers' compensation - The net loss ratio deteriorated 20.5 percentage points in the three-month period ended March 31, 2017 compared to the same period of 2016. The change was primarily due to an increase in frequency of large losses over $500,000 as compared to the same period of 2016. In the three-month period ended March 31, 2017, we received four claims over $500,000 compared to one claim in the same period of 2016. Despite the increase, the loss ratio continues to be within our expectations for this line of business.

•
Personal automobile - The net loss ratio deteriorated 31.4 percentage points in the three-month period ended March 31, 2017 compared to the same period of 2016. The change is primarily attributable to an increase in paid losses combined with an increase in claim reserves in 2017 as compared to a decrease in claim reserves in the same period of 2016.

•
Reinsurance assumed - The net loss ratio deteriorated in the three-month period ended March 31, 2017 compared to the same period of 2016. The increase in losses is primarily attributable to the emergence of prior year losses in the programs in which we participate, which are reported on a lag basis.

Life Insurance Segment Results

	Three Months Ended March 31,
(In Thousands)	2017	2016
Revenues
Net premiums earned	$17,428	$21,073
Investment income, net of investment expenses	12,450	12,852
Net realized investment gains	1,705	318
Other income	198	108
Total revenues	$31,781	$34,351

Benefits, Losses and Expenses
Losses and loss settlement expenses	$11,071	$8,991
Increase in liability for future policy benefits	8,579	12,552
Amortization of deferred policy acquisition costs	1,673	1,818
Other underwriting expenses	3,631	5,134
Interest on policyholders' accounts	4,744	5,247
Total benefits, losses and expenses	$29,698	$33,742

Income before income taxes	$2,083	$609

Income before income taxes increased $1.5 million in the three-month period ended March 31, 2017, as compared to the same period of 2016. The increase in net income was due to an increase in net realized investment gains and a smaller increase in liability for future policy benefits. These were offset by a decrease in net premiums earned from lower sales of single premium whole life policies ("SPWL") and an increase in losses and loss settlement expenses.

Net premiums earned decreased 17.3 percent to $17.4 million for the three-month period ended March 31, 2017, compared to $21.1 million in the same period of 2016. The decrease in net premiums earned was primarily due to lower sales of SPWL policies. Effective January 1, 2017, we began to execute our strategy to improve profitability in our life segment by implementing pricing changes and restructuring our commission structure. As expected, these changes resulted in a decrease in sales of our SPWL products.

Net investment income decreased 3.1 percent to $12.5 million for the three-month period ended March 31, 2017, compared to $12.9 million for the same period of 2016. The decrease is primarily due to declining reinvestment interest rates and a decrease in the size of the investment portfolio.

The increase in liability for future policy benefits decreased in the three-month period ended March 31, 2017, compared to the same period of 2016, due to a decrease in sales of SPWL policies as previously mentioned.

Deferred annuity deposits decreased 24.4 percent for the three-month period ended March 31, 2017 compared to the same period of 2016. We continue to execute our strategy to maintain profitability rather than market share in the low interest rate environment, as spreads continued to increase in 2017 as compared to the same period of 2016.

Net cash outflow related to our annuity business was $19.5 million in the three-month period ended March 31, 2017, compared to a net cash outflow of $19.7 million in the same period of 2016. We attribute this to our strategy to maintain profitability on annuity products as previously described.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.3 billion at March 31, 2017, compared to $3.3 billion at December 31, 2016, an increase of $39.8 million. At March 31, 2017, fixed maturity securities and equity securities made up 89.2 percent and 8.5 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2017 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands, Except Ratios)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$150	—%	$45	—%	$195	—%
Available-for-sale	1,495,747	82.3	1,436,441	96.6	2,932,188	88.7
Trading securities	14,971	0.8	—	—	14,971	0.5
Equity securities
Available-for-sale	250,940	13.8	24,744	1.7	275,684	8.3
Trading securities	6,183	0.3	—	—	6,183	0.2
Mortgage loans	—	—	3,640	0.2	3,640	0.1
Policy loans	—	—	5,396	0.4	5,396	0.2
Other long-term investments	51,055	2.8	15,969	1.1	67,024	2.0
Short-term investments	175	—	—	—	175	—
Total	$1,819,221	100.0%	$1,486,235	100.0%	$3,305,456	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At both March 31, 2017 and December 31, 2016, we classified $2.9 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2017 and December 31, 2016, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2017 and December 31, 2016. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2017		December 31, 2016
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$815,501	27.7%	$782,329	26.9%
AA	885,637	30.0	857,946	29.4
A	630,293	21.4	651,696	22.4
Baa/BBB	551,101	18.7	554,475	19.0
Other/Not Rated	64,822	2.2	66,268	2.3
	$2,947,354	100.0%	$2,912,714	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 12.6 percent in the three-month period ended March 31, 2017, compared with the same period of 2016. The increase in the three-month period ended March 31, 2017 was primarily due to the change in value of our investments in limited liability partnerships as compared to the same period in 2016. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2017, the change in value of our investments in limited liability partnerships resulted in investment income of $1.1 million as compared to a decrease in investment income of $1.4 million in the same period of 2016. This resulted in a $2.5 million increase in investment income in the three-month period ended March 31, 2017 as compared to the same period of 2016.
Our net realized investment gains were $4.0 million during the three-month period ended March 31, 2017, as compared with $2.1 million in the same period of 2016.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2017 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2017 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three-month period ended March 31, 2017 and 2016, there were no other-than-temporary impairment write-downs.

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
The following table displays a summary of cash sources and uses in 2017 and 2016:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2017	2016
Cash provided by (used in)
Operating activities	$39,207	$35,326
Investing activities	(28,228)	20,487
Financing activities	(28,176)	(18,281)
Net increase (decrease) in cash and cash equivalents	$(17,197)	$37,532
Operating Activities
Net cash flows provided by operating activities totaled $39.2 million and $35.3 million for the three-month periods ended March 31, 2017 and 2016, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2017 and 2016.
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
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2017, our cash and cash equivalents included $19.1 million related to these money market accounts, compared to $16.8 million at December 31, 2016.
Net cash flows used in investing activities were $28.2 million for the three-month period ended March 31, 2017 compared to net cash flows provided of $20.5 million for the three-month period ended March 31, 2016. For the three-month periods ended March 31, 2017 and 2016, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $78.4 million and $145.4 million, respectively.
Our cash outflows for investment purchases were $105.2 million for the three-month period ended March 31, 2017, compared to $124.3 million for the same period of 2016.
Financing Activities
Net cash flows used in financing activities were $28.2 million and $18.3 million for the three-month periods ended March 31, 2017 and 2016, respectively. The increase is due to repurchases of common stock, an increase in net annuity withdrawals and a decrease in the issuance of common stock in the three-month period ended March 31, 2017, compared to the same period of 2016.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of March 31, 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $6.4 million and $5.6 million in the three-month periods ended March 31, 2017 and 2016, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2017, United Fire Group, Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $63.4 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of United Fire Group, Inc.
Stockholders' Equity
Stockholders' equity increased 2.0 percent to $960.4 million at March 31, 2017, from $941.9 million at December 31, 2016. The increase was primarily attributable to net income of $19.9 million and an increase in net unrealized investment gains of $7.5 million, net of tax, during the first three months of 2017, partially offset by shareholder dividends of $6.4 million. At March 31, 2017, the book value per share of our common stock was $37.90 compared to $37.04 at December 31, 2016.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $6.9 million at March 31, 2017.

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

	Three Months Ended March 31,
(In Thousands)	2017	2016
ISO catastrophes	$9,738	$3,938
Non-ISO catastrophes (1)	(13)	405
Total catastrophes	$9,725	$4,343
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2017, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2017 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2016 Annual Report on Form 10-K filed with the SEC on February 28, 2017, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2017:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2017 - 1/31/2017	—	$—	—	2,938,471
2/1/2017 - 2/28/2017	12,000	41.85	12,000	2,926,471
3/1/2017 - 3/31/2017	122,981	42.66	122,981	2,803,490
Total	134,981	$42.59	134,981
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of March 31, 2017 we remained authorized to repurchase 2,803,490 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	Form of Stock Award Agreement (Restricted Stock Units - Performance Units) under the United Fire Group, Inc. Stock Plan*		X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 3, 2017	May 3, 2017
(Date)	(Date)