Form 10-Q
period 2017-06-30
UNITED FIRE GROUP INC
filed 2017-08-02
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 31, 2017, 25,028,746 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2017

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $192 in 2017 and $199 in 2016)	$192	$198
Available-for-sale, at fair value (amortized cost $2,912,326 in 2017 and $2,887,505 in 2016)	2,955,079	2,898,126
Trading securities, at fair value (amortized cost $13,945 in 2017 and $13,054 in 2016)	15,828	14,390
Equity securities
Available-for-sale, at fair value (cost $62,533 in 2017 and $68,504 in 2016)	276,306	270,416
Trading securities, at fair value (cost $6,046 in 2017 and $5,434 in 2016)	6,612	5,644
Mortgage loans	3,573	3,706
Policy loans	5,499	5,366
Other long-term investments	65,664	67,639
Short-term investments	175	175
	3,328,928	3,265,660
Cash and cash equivalents	130,421	110,853
Accrued investment income	25,530	25,056
Premiums receivable (net of allowance for doubtful accounts of $1,178 in 2017 and $1,255 in 2016)	361,866	306,202
Deferred policy acquisition costs	167,512	164,112
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $51,144 in 2017 and $50,925 in 2016)	57,726	55,524
Reinsurance receivables and recoverables	73,967	69,413
Prepaid reinsurance premiums	3,966	3,782
Income taxes receivable	8,288	15,061
Goodwill and intangible assets	24,355	24,740
Other assets	14,853	14,355
TOTAL ASSETS	$4,197,412	$4,054,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Property and casualty insurance	$1,180,478	$1,123,896
Life insurance	1,329,855	1,350,503
Unearned premiums	502,415	443,873
Accrued expenses and other liabilities	173,610	159,014
Deferred income taxes	48,466	35,588
TOTAL LIABILITIES	$3,234,824	$3,112,874
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,028,037 and 25,429,769 shares issued and outstanding in 2017 and 2016, respectively	$25	$25
Additional paid-in capital	199,759	216,482
Retained earnings	625,836	616,322
Accumulated other comprehensive income, net of tax	136,968	109,055
TOTAL STOCKHOLDERS’ EQUITY	$962,588	$941,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,197,412	$4,054,758
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2017	2016	2017	2016
Revenues
Net premiums earned	$259,563	$253,487	$513,435	$494,785
Investment income, net of investment expenses	24,610	24,507	49,645	46,731
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $1,975 and $5,380 in 2017 and $700 and $2,346 in 2016; previously included in accumulated other comprehensive income)	2,680	1,596	6,634	3,651
Other income	126	183	324	291
Total revenues	$286,979	$279,773	$570,038	$545,458
Benefits, Losses and Expenses
Losses and loss settlement expenses	$197,698	$180,412	$365,321	$322,540
Increase in liability for future policy benefits	5,281	16,002	13,860	28,554
Amortization of deferred policy acquisition costs	53,093	52,585	105,227	102,816
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,352 and $2,704 in 2017 and $1,371 and $2,742 in 2016; previously included in accumulated other comprehensive income)	26,201	24,772	51,091	51,525
Interest on policyholders’ accounts	4,651	5,138	9,395	10,385
Total benefits, losses and expenses	$286,924	$278,909	$544,894	$515,820
Income before income taxes	$55	$864	$25,144	$29,638
Federal income tax expense (benefit) (includes reclassifications of $219 and $937 in 2017 and ($234) and ($138) in 2016; previously included in accumulated other comprehensive income)	(2,903)	(2,250)	2,250	4,097
Net income	$2,958	$3,114	$22,894	$25,541
Other comprehensive income
Change in net unrealized appreciation on investments	$30,653	$49,332	$45,619	$93,208
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income , before tax and reclassification adjustments	$30,653	$49,332	$45,619	$93,208
Income tax effect	(10,729)	(17,267)	(15,967)	(32,624)
Other comprehensive income, after tax, before reclassification adjustments	$19,924	$32,065	$29,652	$60,584
Reclassification adjustment for net realized investment gains included in income	$(1,975)	$(700)	$(5,380)	$(2,346)
Reclassification adjustment for employee benefit costs included in expense	1,352	1,371	2,704	2,742
Total reclassification adjustments, before tax	$(623)	$671	$(2,676)	$396
Income tax effect	219	(234)	937	(138)
Total reclassification adjustments, after tax	$(404)	$437	$(1,739)	$258
Comprehensive income	$22,478	$35,616	$50,807	$86,383

Weighted average common shares outstanding	25,133,035	25,366,283	25,288,068	25,288,086
Basic earnings per common share	$0.12	$0.12	$0.91	$1.01
Diluted earnings per common share	0.12	0.12	0.89	1.00
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2017

Common stock
Balance, beginning of year	$25
Shares repurchased (496,608 shares)	—
Shares issued for stock-based awards (104,634 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$216,482
Compensation expense and related tax benefit for stock-based award grants	2,254
Shares repurchased	(21,184)
Shares issued for stock-based awards	2,207
Balance, end of period	$199,759

Retained earnings
Balance, beginning of year	$616,322
Net income	22,894
Dividends on common stock ($0.53 per share)	(13,380)
Balance, end of period	$625,836

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$109,055
Change in net unrealized investment appreciation(1)	26,156
Change in liability for underfunded employee benefit plans(2)	1,757
Balance, end of period	$136,968

Summary of changes
Balance, beginning of year	$941,884
Net income	22,894
All other changes in stockholders’ equity accounts	(2,190)
Balance, end of period	$962,588

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$22,894	$25,541
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,857	7,076
Depreciation and amortization	2,333	3,179
Stock-based compensation expense	2,254	1,865
Net realized investment gains	(6,634)	(3,651)
Net cash flows from trading investments	(1,524)	256
Deferred income tax benefit	(1,040)	(1,761)
Changes in:
Accrued investment income	(474)	235
Premiums receivable	(55,664)	(63,334)
Deferred policy acquisition costs	(7,153)	(11,007)
Reinsurance receivables	(4,554)	(7,413)
Prepaid reinsurance premiums	(184)	(363)
Income taxes receivable	6,773	(12,341)
Other assets	(498)	47
Future policy benefits and losses, claims and loss settlement expenses	71,378	78,807
Unearned premiums	58,542	60,851
Accrued expenses and other liabilities	17,300	7,083
Income taxes payable	—	(4,917)
Deferred income taxes	(1,112)	(550)
Other, net	1,640	1,474
Total adjustments	$89,240	$55,536
Net cash provided by operating activities	$112,134	$81,077
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$5,059	$3,042
Proceeds from call and maturity of held-to-maturity investments	7	14
Proceeds from call and maturity of available-for-sale investments	147,717	311,478
Proceeds from short-term and other investments	3,320	1,412
Purchase of available-for-sale investments	(174,022)	(338,213)
Purchase of short-term and other investments	(2,985)	(415)
Net purchases and sales of property and equipment	(3,861)	(2,825)
Net cash used in investing activities	$(24,765)	$(25,507)
Cash Flows From Financing Activities
Policyholders’ account balances
Deposits to investment and universal life contracts	$38,382	$45,467
Withdrawals from investment and universal life contracts	(73,826)	(81,672)
Payment of cash dividends	(13,380)	(11,898)
Repurchase of common stock	(21,184)	—
Issuance of common stock	2,207	6,138
Tax impact from issuance of common stock	—	(354)
Net cash used in financing activities	$(67,801)	$(42,319)
Net Change in Cash and Cash Equivalents	$19,568	$13,251
Cash and Cash Equivalents at Beginning of Period	110,853	106,449
Cash and Cash Equivalents at End of Period	$130,421	$119,700
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The review report of Ernst & Young LLP as of June 30, 2017 and for the three- and six-month periods ended June 30, 2017 and 2016 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2017 and 2016, we made payments for income taxes totaling $7,628 and $24,017, respectively. We received a tax refund of $10,000 during the six-month period ended June 30, 2017. We did not receive a tax refund during the six-month period ended June 30, 2016.
For the six-month periods ended June 30, 2017 and 2016, we made no interest payments (excluding interest credited to policyholders’ accounts).

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2017.

	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$93,362	$70,750	$164,112
Underwriting costs deferred	109,900	2,480	112,380
Amortization of deferred policy acquisition costs	(101,859)	(3,368)	(105,227)
Ending unamortized deferred policy acquisition costs	$101,403	$69,862	$171,265
Impact of unrealized gains and losses on available-for-sale securities	—	(3,753)	(3,753)
Recorded asset at June 30, 2017	$101,403	$66,109	$167,512

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $10,166 and $6,413 at June 30, 2017 and December 31, 2016, respectively.
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
We reported a federal income tax expense of $2,250 and $4,097 for the six-month periods ended June 30, 2017 and 2016, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2017 or December 31, 2016. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2009 or for the year 2012. The Internal Revenue Service is conducting routine examinations of our income tax return for the 2011 and 2015 tax years.

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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Share-Based Payments
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the new guidance prospectively as of January 1, 2017. The new guidance resulted in classification changes between the financing and operating section of the Statement of Cash Flow for stock based compensation expense. The adoption also resulted in a tax benefit of $354 and $484 during the three- and six-months ended June 30, 2017.
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
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position, results of operations and key processes. If the new guidance were adopted as of March 31, 2017, there would be a reclassification from accumulated other comprehensive income to retained earnings equal to the amount of net unrealized gains and losses on available-for-sale equity securities at December 31, 2016 disclosed in Note 2 "Summary of Investments," of this section. The impact to net realized gains (losses) would equal the change in net unrealized gains and losses on available-for-sale equity securities between June 30, 2017 and December 31, 2016, in the same tables.
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
Share-Based Payments
In May 2017, the FASB issued new guidance which clarifies and addresses the diversity in practice when there is a change in the terms of a share-based payment award. The updated guidance clarifies when to use modification accounting when there is a change in the terms of a share-based payment and provides three conditions where modification accounting should not be applied. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the new guidance as of January 1, 2018 and is currently evaluating the impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities as of June 30, 2017 and December 31, 2016 is as follows:

June 30, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	42	—	—	42
Total Held-to-Maturity Fixed Maturities	$192	$—	$—	$192
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,068	$56	$80	$22,044
U.S. government agency	79,643	1,574	424	80,793
States, municipalities and political subdivisions
General obligations:
Midwest	128,921	2,588	555	130,954
Northeast	54,322	1,348	91	55,579
South	141,845	2,496	1,350	142,991
West	120,651	2,468	1,165	121,954
Special revenue:
Midwest	163,411	3,579	678	166,312
Northeast	80,282	926	1,229	79,979
South	258,666	3,871	3,547	258,990
West	152,224	2,614	2,377	152,461
Foreign bonds	55,503	1,987	—	57,490
Public utilities	207,437	4,474	240	211,671
Corporate bonds
Energy	99,416	2,249	200	101,465
Industrials	214,919	5,726	219	220,426
Consumer goods and services	179,992	4,927	157	184,762
Health care	75,863	2,469	—	78,332
Technology, media and telecommunications	143,209	3,224	175	146,258
Financial services	261,314	6,763	526	267,551
Mortgage-backed securities	15,515	178	195	15,498
Collateralized mortgage obligations
Government national mortgage association	155,129	2,228	1,490	155,867
Federal home loan mortgage corporation	194,556	2,566	2,894	194,228

Federal national mortgage association	103,061	2,367	752	104,676
Asset-backed securities	4,379	419	—	4,798
Total Available-for-Sale Fixed Maturities	$2,912,326	$61,097	$18,344	$2,955,079
Equity securities:
Common stocks
Public utilities	$6,394	$15,062	$140	$21,316
Energy	6,514	7,133	121	13,526
Industrials	13,116	44,356	181	57,291
Consumer goods and services	10,070	15,379	118	25,331
Health care	7,763	24,958	—	32,721
Technology, media and telecommunications	6,009	8,837	107	14,739
Financial services	11,630	98,733	51	110,312
Nonredeemable preferred stocks	1,037	33	—	1,070
Total Available-for-Sale Equity Securities	$62,533	$214,491	$718	$276,306
Total Available-for-Sale Securities	$2,974,859	$275,588	$19,062	$3,231,385

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,216	$87	$108	$23,195
U.S. government agency	76,692	1,445	540	77,597
States, municipalities and political subdivisions
General obligations:
Midwest	143,747	1,808	1,412	144,143
Northeast	57,731	909	231	58,409
South	129,475	1,249	2,355	128,369
West	114,524	1,380	2,173	113,731
Special revenue:
Midwest	167,430	2,313	1,433	168,310
Northeast	70,202	487	2,624	68,065
South	244,225	1,753	6,791	239,187
West	134,287	1,509	4,052	131,744
Foreign bonds	62,995	2,239	—	65,234
Public utilities	212,360	3,761	447	215,674
Corporate bonds
Energy	107,084	2,195	419	108,860
Industrials	225,526	5,359	982	229,903
Consumer goods and services	178,135	3,847	295	181,687
Health care	81,211	2,063	151	83,123
Technology, media and telecommunications	143,402	2,029	819	144,612
Financial services	269,981	5,328	1,358	273,951
Mortgage-backed securities	17,288	201	241	17,248
Collateralized mortgage obligations
Government national mortgage association	145,947	1,279	2,766	144,460
Federal home loan mortgage corporation	176,226	1,638	3,406	174,458
Federal national mortgage association	101,414	1,816	1,334	101,896
Asset-backed securities	4,407	145	282	4,270
Total Available-for-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126
Equity securities:
Common stocks

Public utilities	$6,394	$13,465	$188	$19,671
Energy	6,514	8,555	22	15,047
Industrials	13,252	38,715	173	51,794
Consumer goods and services	10,324	13,851	58	24,117
Health care	7,763	19,657	—	27,420
Technology, media and telecommunications	5,931	9,476	38	15,369
Financial services	17,289	98,728	67	115,950
Nonredeemable preferred stocks	1,037	11	—	1,048
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$141,196	$142,309	$2,958	$3,300
Due after one year through five years	—	—	787,370	808,996	7,532	8,733
Due after five years through 10 years	—	—	769,568	788,131	1,302	1,379
Due after 10 years	—	—	741,552	740,576	2,153	2,416
Asset-backed securities	—	—	4,379	4,798	—	—
Mortgage-backed securities	42	42	15,515	15,498	—	—
Collateralized mortgage obligations	—	—	452,746	454,771	—	—
	$192	$192	$2,912,326	$2,955,079	$13,945	$15,828

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net realized investment gains (losses)
Fixed maturities:
Available-for-sale	$676	$846	$2,671	$1,362
Trading securities
Change in fair value	176	98	547	371
Sales	(11)	461	46	461
Equity securities:
Available-for-sale	1,299	—	2,709	984
Trading securities
Change in fair value	245	237	356	330
Sales	6	(26)	16	(26)
Short-term investments	—	(43)	—	—
Cash equivalents	—	23	—	169
Real estate	289	—	289	—
Total net realized investment gains	$2,680	$1,596	$6,634	$3,651
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$—	$1,074	$5,059	$3,042
Gross realized gains	—	54	2,300	975
Gross realized losses	—	—	(78)	—
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2017 and 2016.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $22,440 and $20,034 at June 30, 2017 and December 31, 2016, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $5,576 at June 30, 2017.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2017	2016
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$32,132	$98,381
Available-for-sale equity securities	11,861	12,700
Deferred policy acquisition costs	(3,753)	(20,220)
Income tax effect	(14,084)	(31,802)
Total change in net unrealized investment appreciation, net of tax	$26,156	$59,059
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at June 30, 2017 and December 31, 2016. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2017, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at June 30, 2017 or at June 30, 2016. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at June 30, 2017 or at June 30, 2016. Our largest unrealized loss greater than 12 months on an individual equity security at June 30, 2017 was $173. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

June 30, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$10,159	$78	2	$1,604	$2	$11,763	$80
U.S. government agency	8	33,669	424	—	—	—	33,669	424
States, municipalities and political subdivisions
General obligations
Midwest	5	17,233	381	1	5,254	174	22,487	555
Northeast	1	3,574	91	—	—	—	3,574	91
South	15	36,447	839	2	9,271	511	45,718	1,350
West	9	29,069	1,061	1	2,029	104	31,098	1,165
Special revenue
Midwest	12	28,702	678	—	—	—	28,702	678
Northeast	16	48,096	1,229	—	—	—	48,096	1,229
South	33	82,121	2,461	4	15,640	1,086	97,761	3,547
West	27	69,324	2,377	—	—	—	69,324	2,377
Public utilities	8	16,557	235	1	92	5	16,649	240
Corporate bonds
Energy	5	12,755	200	—	—	—	12,755	200
Industrials	5	9,004	75	2	4,803	144	13,807	219
Consumer goods and services	8	13,832	157	—	—	—	13,832	157
Technology, media and telecommunications	7	20,121	62	2	10,584	113	30,705	175
Financial services	15	36,947	526	—	—	—	36,947	526
Mortgage-backed securities	14	8,927	152	2	996	43	9,923	195
Collateralized mortgage obligations
Government national mortgage association	18	56,024	945	8	18,631	545	74,655	1,490
Federal home loan mortgage corporation	26	107,586	2,693	3	4,814	201	112,400	2,894
Federal national mortgage association	12	33,550	480	5	8,327	272	41,877	752
Total Available-for-Sale Fixed Maturities	248	$673,697	$15,144	33	$82,045	$3,200	$755,742	$18,344
Equity securities:
Common stocks
Public utilities	—	$—	$—	1	$168	$140	$168	$140
Energy	2	553	95	1	160	26	713	121
Industrials	—	—	—	6	231	181	231	181
Consumer goods and services	1	22	1	4	215	117	237	118
Technology, media and telecommunications	3	544	55	1	14	52	558	107
Financial services	1	52	3	2	166	48	218	51
Total Available-for-Sale Equity Securities	7	$1,171	$154	15	$954	$564	$2,125	$718
Total Available-for-Sale Securities	255	$674,868	$15,298	48	$82,999	$3,764	$757,867	$19,062

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	9	$10,800	$108	—	$—	$—	$10,800	$108
U.S. government agency	10	36,593	540	—	—	—	36,593	540
States, municipalities and political subdivisions
General obligations
Midwest	27	40,545	1,412	—	—	—	40,545	1,412
Northeast	9	9,874	231	—	—	—	9,874	231
South	37	53,699	2,355	—	—	—	53,699	2,355
West	30	55,265	2,173	—	—	—	55,265	2,173
Special revenue
Midwest	41	62,937	1,433	—	—	—	62,937	1,433
Northeast	22	54,993	2,624	—	—	—	54,993	2,624
South	79	152,979	6,791	—	—	—	152,979	6,791
West	44	81,676	4,052	—	—	—	81,676	4,052
Public utilities	20	38,511	423	2	2,122	24	40,633	447
Corporate bonds
Energy	8	15,938	313	3	8,232	106	24,170	419
Industrials	24	42,854	596	3	5,641	386	48,495	982
Consumer goods and services	11	21,059	295	—	—	—	21,059	295
Health care	9	20,918	151	—	—	—	20,918	151
Technology, media and telecommunications	16	41,230	516	3	10,241	303	51,471	819
Financial services	37	75,286	1,358	—	—	—	75,286	1,358
Mortgage-backed securities	16	9,611	187	5	1,198	54	10,809	241
Collateralized mortgage obligations
Government national mortgage association	36	82,430	2,261	9	13,603	505	96,033	2,766
Federal home loan mortgage corporation	41	105,775	3,165	3	5,141	241	110,916	3,406
Federal national mortgage association	27	46,633	1,091	4	4,341	243	50,974	1,334
Asset-backed securities	1	971	29	1	2,559	253	3,530	282
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$120	$188	$120	$188
Energy	—	—	—	1	163	22	163	22
Industrials	—	—	—	6	239	173	239	173
Consumer goods and services	3	282	55	2	15	3	297	58
Technology, media and telecommunications	7	26	5	8	33	33	59	38
Financial services	3	53	3	2	150	64	203	67
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively, the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2017, the cash surrender value of the COLI policies was $3,244, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2017 and December 31, 2016 is as follows:

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$192	$192	$199	$198
Available-for-sale securities	2,955,079	2,955,079	2,898,126	2,898,126
Trading securities	15,828	15,828	14,390	14,390
Equity securities:
Available-for-sale securities	276,306	276,306	270,416	270,416
Trading securities	6,612	6,612	5,644	5,644
Mortgage loans	3,765	3,573	3,895	3,706
Policy loans	5,499	5,499	5,366	5,366
Other long-term investments	65,664	65,664	67,639	67,639
Short-term investments	175	175	175	175
Cash and cash equivalents	130,421	130,421	110,853	110,853
Corporate-owned life insurance	3,244	3,244	2,592	2,592
Liabilities
Policy reserves
Annuity (accumulations) (1)	$629,169	$631,070	$646,764	$666,711
Annuity (benefit payments)	143,925	94,323	144,283	95,129
(1) Annuity accumulations represent deferred annuity contracts that are currently earning interest.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016:

June 30, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,044	$—	$22,044	$—
U.S. government agency	80,793	—	80,793	—
States, municipalities and political subdivisions
General obligations
Midwest	130,954	—	130,954	—
Northeast	55,579	—	55,579	—
South	142,991	—	142,991	—
West	121,954	—	121,954	—
Special revenue
Midwest	166,312	—	166,235	77
Northeast	79,979	—	79,979	—
South	258,990	—	258,990	—
West	152,461	—	152,461	—
Foreign bonds	57,490	—	57,490	—
Public utilities	211,671	—	211,671	—
Corporate bonds
Energy	101,465	—	101,465	—
Industrials	220,426	—	220,426	—
Consumer goods and services	184,762	—	184,034	728
Health care	78,332	—	78,332	—
Technology, media and telecommunications	146,258	—	146,258	—
Financial services	267,551	—	259,223	8,328
Mortgage-backed securities	15,498	—	15,498	—
Collateralized mortgage obligations
Government national mortgage association	155,867	—	155,867	—
Federal home loan mortgage corporation	194,228	—	194,228	—
Federal national mortgage association	104,676	—	104,676	—
Asset-backed securities	4,798	—	4,176	622
Total Available-for-Sale Fixed Maturities	$2,955,079	$—	$2,945,324	$9,755
Equity securities:
Common stocks
Public utilities	$21,316	$21,316	$—	$—
Energy	13,526	13,526	—	—
Industrials	57,291	57,291	—	—
Consumer goods and services	25,331	25,331	—	—

Health care	32,721	32,721	—	—
Technology, media and telecommunications	14,739	14,739	—	—
Financial services	110,312	110,312	—	—
Nonredeemable preferred stocks	1,070	475	—	595
Total Available-for-Sale Equity Securities	$276,306	$275,711	$—	$595
Total Available-for-Sale Securities	$3,231,385	$275,711	$2,945,324	$10,350
TRADING
Fixed maturities:
Corporate bonds
Industrials	$3,724	$—	$3,724	$—
Consumer goods and services	293	—	293	—
Health care	3,708	—	3,708	—
Technology, media and telecommunications	1,200	—	1,200	—
Financial services	4,262	—	4,262	—
Redeemable preferred stocks	2,641	2,641	—	—
Equity securities:
Public utilities	819	819	—	—
Energy	216	216	—	—
Industrials	947	947	—	—
Consumer goods and services	1,200	1,200	—	—
Health care	370	370	—	—
Financial services	232	232	—	—
Nonredeemable preferred stocks	2,828	2,828	—	—
Total Trading Securities	$22,440	$9,253	$13,187	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$14,641	$14,641	$—	$—
Corporate-Owned Life Insurance	$3,244	$—	$3,244	$—
Total Assets Measured at Fair Value	$3,271,885	$299,780	$2,961,755	$10,350

December 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,195	$—	$23,195	$—
U.S. government agency	77,597	—	77,597	—
States, municipalities and political subdivisions
General obligations
Midwest	144,143	—	144,143	—
Northeast	58,409	—	58,409	—
South	128,369	—	128,369	—
West	113,731	—	113,731	—
Special revenue
Midwest	168,310	—	168,142	168
Northeast	68,065	—	68,065	—
South	239,187	—	239,187	—
West	131,744	—	131,744	—
Foreign bonds	65,234	—	65,234	—
Public utilities	215,674	—	215,674	—
Corporate bonds
Energy	108,860	—	108,860	—
Industrials	229,903	—	229,903	—
Consumer goods and services	181,687	—	180,590	1,097
Health care	83,123	—	83,123	—
Technology, media and telecommunications	144,612	—	144,612	—
Financial services	273,951	—	265,154	8,797
Mortgage-backed securities	17,248	—	17,248	—
Collateralized mortgage obligations
Government national mortgage association	144,460	—	144,460	—
Federal home loan mortgage corporation	174,458	—	174,458	—
Federal national mortgage association	101,896	—	101,896	—
Asset-backed securities	4,270	—	3,821	449
Total Available-for-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities:
Common stocks
Public utilities	$19,671	$19,671	$—	$—
Energy	15,047	15,047	—	—
Industrials	51,794	51,794	—	—
Consumer goods and services	24,117	24,117	—	—
Health care	27,420	27,420	—	—
Technology, media and telecommunications	15,369	15,369	—	—
Financial services	115,950	111,958	—	3,992

Nonredeemable preferred stocks	1,048	453	—	595
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at June 30, 2017 and December 31, 2016 was reasonable.
For the three- and six-month periods ended June 30, 2017, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2017, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and six-month periods ended June 30, 2017, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2017	$168	$9,494	$456	$4,718	$14,836
Net unrealized gains (losses)(1)	(6)	68	166	—	228
Disposals	(85)	(506)	—	(4,123)	(4,714)
Balance at June 30, 2017	$77	$9,056	$622	$595	$10,350
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2017	$168	$9,894	$449	$4,587	$15,098
Net unrealized gains (losses)(1)	(6)	1	173	—	168
Purchases	—	—	—	145	145
Disposals	(85)	(839)	—	(4,137)	(5,061)
Balance at June 30, 2017	$77	$9,056	$622	$595	$10,350
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.
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

On a quarterly basis, UFG's internal actuary performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2017 and December 31, 2016 (net of reinsurance amounts):

	June 30, 2017	December 31, 2016
Gross liability for losses and loss settlement expenses at beginning of year	$1,123,896	$1,003,895
Ceded losses and loss settlement expenses	(59,794)	(54,653)
Net liability for losses and loss settlement expenses at beginning of year	$1,064,102	$949,242
Losses and loss settlement expenses incurred for claims occurring during
Current year	$386,352	$683,662
Prior years	(41,202)	(31,229)
Total incurred	$345,150	$652,433
Losses and loss settlement expense payments for claims occurring during
Current year	$116,808	$277,053
Prior years	175,126	260,520
Total paid	$291,934	$537,573
Net liability for losses and loss settlement expenses at end of year	$1,117,318	$1,064,102
Ceded loss and loss settlement expenses	63,160	59,794
Gross liability for losses and loss settlement expenses at end of period	$1,180,478	$1,123,896

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

The significant drivers of the favorable reserve development in 2017 was in our commercial liability or long-tail liability line of business and workers' compensation line of business. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than what was necessary to offset claim payments. Commercial fire and allied lines and assumed reinsurance exhibited adverse development, which provided a partial offset to the much larger favorable development previously noted. Assumed reinsurance was adversely affected by increases in reserves for reported claims while commercial fire adverse development is attributable to loss payments which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. The majority of adverse commercial fire development resulted from claim payments that exceeded reductions in reserves for reported claims.

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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2017	2016	2017	2016

Net periodic benefit cost
Service cost	$1,714	$1,623	$505	$932
Interest cost	1,765	1,663	482	754
Expected return on plan assets	(2,412)	(1,988)	—	—
Amortization of prior service credit	—	—	(1,352)	—
Amortization of net loss	891	992	461	379
Net periodic benefit cost	$1,958	$2,290	$96	$2,065

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2017	2016	2017	2016

Net periodic benefit cost
Service cost	$3,427	$3,246	$1,010	$1,864
Interest cost	3,530	3,326	964	1,508
Expected return on plan assets	(4,824)	(3,976)	—	—
Amortization of prior service credit	—	—	(2,704)	—
Amortization of net loss	1,782	1,984	922	758
Net periodic benefit cost	$3,915	$4,580	$192	$4,130

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute $6,400 to the pension plan in 2017. For the six-month period ended June 30, 2017, we contributed $3,196 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2017, there were 997,259 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
Options granted pursuant to the Stock Plan are granted to buy shares of UFG's common stock at the market value of the stock on the date of grant. All outstanding option awards have graded vesting over 3 years or 5 years from the grant date, unless the Board of Directors authorizes acceleration of vesting. Performance stock units cliff-vest after 3 years and the certification of performance results by UFG’s Compensation Committee. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of UFG's common stock on the date of the grant. Restricted stock units fully vest after 3 years or 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time UFG common stock will be issued to the awardee.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2017	From Inception to June 30, 2017
Beginning balance	1,248,651	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(254,620)	(2,867,186)
Number of awards forfeited or expired	3,228	464,445
Ending balance	997,259	997,259
Number of option awards exercised	74,466	1,023,534
Number of unrestricted stock awards granted	725	8,050
Number of restricted stock awards vested	—	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2017, we had 61,813 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2017	From Inception to June 30, 2017
Beginning balance	74,771	300,000
Number of awards granted	(12,958)	(262,190)
Number of awards forfeited or expired	—	24,003
Ending balance	61,813	61,813
Number of option awards exercised	6,727	59,200
Number of restricted stock awards vested	22,716	54,272

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2017 and 2016, we recognized stock-based compensation expense of $1,210 and $889, respectively. For the six-month periods ended June 30, 2017 and 2016, we recognized stock-based compensation expense of $2,254 and $1,865, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2017, we had $10,614 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2017 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2017	$2,371
2018	3,981
2019	2,718
2020	1,111
2021	393
2022	40
Total	$10,614

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

We have reconciled the amounts in the following table for the three-month periods ended June 30, 2017 and 2016 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Three Months Ended June 30, 2017
Net premiums earned	$245,222	$14,341	$259,563
Investment income, net of investment expenses	12,208	12,426	24,634
Net realized investment gains	1,081	1,599	2,680
Other income	—	126	126
Total reportable segment	$258,511	$28,492	$287,003
Intersegment eliminations	(24)	—	(24)
Total revenues	$258,487	$28,492	$286,979
Net income	$109	$2,849	$2,958
Assets	$2,595,147	$1,602,265	$4,197,412
Invested assets	$1,836,736	$1,492,192	$3,328,928

As of and for the Three Months Ended June 30, 2016
Net premiums earned	$232,282	$21,205	$253,487
Investment income, net of investment expenses	11,655	12,889	24,544
Net realized investment gains	966	630	1,596
Other income	—	183	183
Total reportable segment	$244,903	$34,907	$279,810
Intersegment eliminations	(37)	—	(37)
Total revenues	$244,866	$34,907	$279,773
Net income (loss)	$3,434	$(320)	$3,114
Assets	$2,459,526	$1,646,312	$4,105,838
Invested assets	$1,723,641	$1,547,765	$3,271,406

We have reconciled the amounts in the following table for the six-month periods ended June 30, 2017 and 2016 to the amounts reported in our unaudited Consolidated Financial Statements, adjusting for intersegment eliminations.

	Property and Casualty Insurance	Life Insurance	Total
As of and for the Six Months Ended June 30, 2017
Net premiums earned	$481,666	$31,769	$513,435
Investment income, net of investment expenses	24,813	24,876	49,689
Net realized investment gains	3,330	3,304	6,634
Other income	—	324	324
Total reportable segment	$509,809	$60,273	$570,082
Intersegment eliminations	(44)	—	(44)
Total revenues	$509,765	$60,273	$570,038
Net income	$18,693	$4,201	$22,894
Assets	$2,595,147	$1,602,265	$4,197,412
Invested assets	$1,836,736	$1,492,192	$3,328,928

As of and for the Six Months Ended June 30, 2016
Net premiums earned	$452,507	$42,278	$494,785
Investment income, net of investment expenses	21,064	25,741	46,805
Net realized investment gains	2,703	948	3,651
Other income	—	291	291
Total reportable segment	$476,274	$69,258	$545,532
Intersegment eliminations	(74)	—	(74)
Total revenues	$476,200	$69,258	$545,458
Net income	$25,454	$87	$25,541
Assets	$2,459,526	$1,646,312	$4,105,838
Invested assets	$1,723,641	$1,547,765	$3,271,406

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2017		2016
	Basic	Diluted	Basic	Diluted
Net income	$2,958	$2,958	$3,114	$3,114
Weighted-average common shares outstanding	25,133,035	25,133,035	25,366,283	25,366,283
Add dilutive effect of restricted stock unit awards	—	248,717	—	155,270
Add dilutive effect of stock options	—	242,934	—	273,923
Weighted-average common shares	25,133,035	25,624,686	25,366,283	25,795,476
Earnings per common share	$0.12	$0.12	$0.12	$0.12
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2017		2016
	Basic	Diluted	Basic	Diluted
Net income	$22,894	$22,894	$25,541	$25,541
Weighted-average common shares outstanding	25,288,068	25,288,068	25,288,086	25,288,086
Add dilutive effect of restricted stock unit awards	—	248,717	—	155,270
Add dilutive effect of stock options	—	215,740	—	186,221
Weighted-average common shares	25,288,068	25,752,525	25,288,086	25,629,577
Earnings per common share	$0.91	$0.89	$1.01	$1.00
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at June 30, 2017 and 2016, respectively. For the six-month periods ended June 30, 2017 and 2016, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at June 30, 2017.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2017	$141,407	$(23,959)	$117,448
Change in accumulated other comprehensive income before reclassifications	19,924	—	19,924
Reclassification adjustments from accumulated other comprehensive income (loss)	(1,283)	879	(404)
Balance as of June 30, 2017	$160,048	$(23,080)	$136,968
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2017	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	29,652	—	29,652
Reclassification adjustments from accumulated other comprehensive income (loss)	(3,496)	1,757	(1,739)
Balance as of June 30, 2017	$160,048	$(23,080)	$136,968
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

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016, the consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016, and the consolidated statement of stockholders' equity for the six-month period ended June 30, 2017. These financial statements are the responsibility of the Company's management.

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
August 2, 2017

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

OUR BUSINESS

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,500 independent agencies.

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

For the six-month period ended June 30, 2017, property and casualty insurance business accounted for approximately 93.8 percent of our net premiums earned, of which 92.7 percent was generated from commercial lines. Life insurance business accounted for approximately 6.2 percent of our net premiums earned, of which 66.2 percent was generated from traditional life insurance products.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2017, approximately 48.1 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Minnesota; approximately 65.4 percent of our life insurance premiums were written in Iowa, Wisconsin, Minnesota, Illinois and Nebraska.

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

CONSOLIDATED FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017	2016	%	2017	2016	%
Revenues
Net premiums earned	$259,563	$253,487	2.4%	$513,435	$494,785	3.8%
Investment income, net of investment expenses	24,610	24,507	0.4	49,645	46,731	6.2
Net realized investment gains	2,680	1,596	67.9	6,634	3,651	81.7
Other income	126	183	(31.1)	324	291	11.3
Total revenues	$286,979	$279,773	2.6%	$570,038	$545,458	4.5%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$197,698	$180,412	9.6%	$365,321	$322,540	13.3%
Increase in liability for future policy benefits	5,281	16,002	(67.0)	13,860	28,554	(51.5)
Amortization of deferred policy acquisition costs	53,093	52,585	1.0	105,227	102,816	2.3
Other underwriting expenses	26,201	24,772	5.8	51,091	51,525	(0.8)
Interest on policyholders' accounts	4,651	5,138	(9.5)	9,395	10,385	(9.5)
Total benefits, losses and expenses	$286,924	$278,909	2.9%	$544,894	$515,820	5.6%

Income before income taxes	$55	$864	(93.6)%	$25,144	$29,638	(15.2)%
Federal income tax expense (benefit)	(2,903)	(2,250)	29.0	2,250	4,097	(45.1)
Net income	$2,958	$3,114	(5.0)%	$22,894	$25,541	(10.4)%

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2017:

Consolidated Results of Operations

For the three-month period ended June 30, 2017, net income was $3.0 million compared to $3.1 million for the same period of 2016. The decrease in net income was driven by an increase in losses and loss settlement expenses from a deterioration in our core loss ratio; partially offset by an increase in net premiums earned from organic growth and a smaller increase in liability for future policy benefits from a decrease in sales of single premium whole life products. Consolidated net premiums earned increased to $259.6 million compared to $253.5 million for the same period of 2016.

For the six-month period ended June 30, 2017, net income was $22.9 million compared to $25.5 million for the same period of 2016. The decrease in net income was driven by an increase in losses and loss settlement expenses from a deterioration in our core loss ratio; partially offset by an increase in net premiums earned from organic growth and a smaller increase in liability for future policy benefits from a decrease in sales of single premium whole life products. Consolidated net premiums earned increased to $513.4 million compared to $494.8 million for the same period of 2016.

Losses and loss settlement expenses increased by $17.3 million during the three-month period ended June 30, 2017 compared to the same period of 2016, and the net loss ratio increased by 2.4 percentage points during the three-month period ended June 30, 2017 compared to the same period of 2016. The increase was primarily due to the deterioration in our core loss ratio. This deterioration was primarily due to an increase in frequency and severity of losses in our commercial automobile line of business offset slightly by a decrease in catastrophe losses. Pre-tax catastrophe losses for the three-month period ended June 30, 2017 were $28.3 million compared to $35.5 million in the same period of 2016.

Losses and loss settlement expenses increased by $42.8 million during the six-month period ended June 30, 2017 compared to the same period of 2016, and the net loss ratio increased by 4.0 percentage points during the six-month period ended June 30, 2017 compared to the same period of 2016. The increase was primarily due to the deterioration in our core loss ratio. This deterioration was primarily due to an increase in frequency and severity in losses in our commercial automobile line of business offset slightly by a decrease in catastrophe losses. Pre-tax catastrophe losses for the six-month period ended June 30, 2017 were $38.1 million compared to $39.9 million in the same period of 2016.

Investment income increased by $0.1 million and $2.9 million during the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. The increase in the six-month period ended June 30, 2017 was primarily due to the $2.2 million increase in the change in value of our investments in limited liability partnerships as compared to the same period in 2016.

Consolidated Financial Condition

Our stockholders' equity increased to $962.6 million at June 30, 2017, from $941.9 million at December 31, 2016. The increase was attributable to net income of $22.9 million and an increase in net unrealized investment gains of $26.2 million, net of tax, partially offset by stockholder dividends of $13.4 million and share repurchases of $21.2 million.

Net unrealized investment gains totaled $160.0 million as of June 30, 2017, an increase of $26.2 million, net of tax, or 19.5 percent, since December 31, 2016. The increase in net unrealized investment gains is primarily the result of a decrease in interest rates, which positively impacted the valuation of our fixed maturity security portfolio during 2017 and, to a lesser extent, an increase in the fair value of our equity security portfolio.

At June 30, 2017, the book value per share of our common stock was $38.46. During the six-month period ended June 30, 2017, 361,627 shares of common stock were repurchased under our share repurchase program at a total cost of $21.2 million and an average share price of $42.68. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,441,863 shares of our common stock as of June 30, 2017.

RESULTS OF OPERATIONS

Property and Casualty Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Ratios)	2017	2016	2017	2016
Net premiums earned	$245,222	$232,282	$481,666	$452,507
Losses and loss settlement expenses	(188,596)	(173,128)	(345,148)	(306,265)
Amortization of deferred policy acquisition costs	(51,398)	(50,563)	(101,859)	(98,976)
Other underwriting expenses	(22,824)	(19,803)	(44,083)	(41,422)
Underwriting gain (loss)	$(17,596)	$(11,212)	$(9,424)	$5,844

Investment income, net of investment expenses	12,184	11,618	24,769	20,990
Net realized investment gains	1,081	966	3,330	2,703
Income (loss) before income taxes	$(4,331)	$1,372	$18,675	$29,537

GAAP Ratios:
Net loss ratio (without catastrophes)	65.3%	59.2%	63.8%	58.9%
Catastrophes - effect on net loss ratio	11.6	15.3	7.9	8.8
Net loss ratio(1)	76.9%	74.5%	71.7%	67.7%
Expense ratio(2)	30.3	30.3	30.3	31.0
Combined ratio(3)	107.2%	104.8%	102.0%	98.7%
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

For the three- and six-month periods ended June 30, 2017, our property and casualty segment reported a loss before income taxes of $4.3 million and income before income taxes of $18.7 million, a decrease of $5.7 million and $10.9 million, respectively, compared to the same periods of 2016. The decrease in the three- and six-month periods ended June 30, 2017 was driven by an increase in losses and loss settlement expenses from a deterioration in our core loss ratio; partially offset by an increase in net premiums earned from organic growth and an increase in investment income.

Net premiums earned increased 5.6 percent to $245.2 million in the three-month period ended June 30, 2017, compared to $232.3 million in the same period of 2016. Net premiums earned increased 6.4 percent to $481.7 million in the six-month period ended June 30, 2017, compared to $452.5 million in the same period of 2016. This increase is the result of organic growth.

The combined ratio increased 2.4 percentage points to 107.2 percent, for the three-month period ended June 30, 2017, compared to 104.8 percent for the same period of 2016. The combined ratio increased 3.3 percentage points to 102.0 percent, for the six-month period ended June 30, 2017, compared to 98.7 percent for the same period of 2016. The increase in the combined ratio in the three- and six-month periods ended June 30, 2017, as compared to the same periods of 2016, was primarily attributable to an increase in the net loss ratio. The increase in net loss ratio was primarily driven by a deterioration in our core loss ratio, primarily in our commercial automobile line of business, which experienced an increase in frequency and severity of losses.

The net loss ratio, a component of the combined ratio, increased by 2.4 percentage points to 76.9 percent and 4.0 percentage points to 71.7 in the three- and six-month periods ended June 30, 2017, respectively, as compared to the same periods of 2016, due to a deterioration in our core loss ratio offset slightly by a decrease in catastrophe losses. The deterioration in our core loss ratio was primarily due to an increase in frequency and severity of losses in our commercial automobile lines of business. Pre-tax catastrophe losses totaled $28.3 million and $38.1 million and for the three- and six-month periods ended June 30, 2017, as compared to $35.5 million and $39.9 million in the same periods of 2016.

The expense ratio, a component of the combined ratio, was 30.3 percent, respectively, for both the three- and six-month periods ended June 30, 2017, a 0.0 percentage point and 0.7 percentage point decrease as compared with the same periods of 2016. The decrease in the six-month period ended June 30, 2017 was primarily due to a decrease in post-retirement benefit expenses and contingent commission expenses; partially offset by a deterioration in the profitability of the commercial and personal auto lines of business that has limited the amount of underwriting expenses eligible for deferral in our deferred acquisition costs calculation.

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

2017 Development

The property and casualty insurance segment experienced $16.3 million and $41.2 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2017, respectively. For the three-month period ended June 30, 2017 the majority of favorable development came from two lines, commercial liability with $15.8 million favorable development and workers compensation with $6.0 million favorable development, which was partially offset by unfavorable development from two other lines, commercial fire and allied lines with $3.8 million unfavorable development and commercial auto with $2.1 million unfavorable development. During the three-month period ended June 30, 2017 all other lines combined contributed $0.4 million favorable development. For the six-month period ended June 30, 2017 the majority of favorable development came from two lines, commercial liability with $41.5 million favorable development and workers compensation with $10.0 million favorable development, which was partially offset by unfavorable development from two other lines, commercial fire and allied lines with $6.3 million unfavorable development and assumed reinsurance with $5.4 million unfavorable development. During the six-month period ended June 30, 2017 all other lines combined contributed $1.4 million favorable development. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than what was necessary to offset claim payments.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2017, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2017			2016
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$76,215	$10,711	14.1%	$71,454	$35,303	49.4%
Fire and allied lines	54,419	64,335	118.2	56,012	52,758	94.2
Automobile	61,497	72,778	118.3	52,544	44,848	85.4
Workers' compensation	27,222	15,583	57.2	25,660	19,690	76.7
Fidelity and surety	5,714	376	6.6	5,316	(423)	(8.0)
Miscellaneous	537	120	22.3	450	113	25.1
Total commercial lines	$225,604	$163,903	72.7%	$211,436	$152,289	72.0%

Personal lines
Fire and allied lines	$10,782	$15,639	145.0%	$11,090	$12,531	113.0%
Automobile	6,674	8,141	122.0	6,216	6,335	101.9
Miscellaneous	287	17	5.9	270	412	152.6
Total personal lines	$17,743	$23,797	134.1%	$17,576	$19,278	109.7%
Reinsurance assumed	$1,875	$896	47.8%	$3,270	$1,561	47.7%
Total	$245,222	$188,596	76.9%	$232,282	$173,128	74.5%

Six Months Ended June 30,	2017			2016
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$150,295	$22,761	15.1%	$140,788	$68,664	48.8%
Fire and allied lines	109,938	110,893	100.9	108,052	86,737	80.3
Automobile	119,218	134,185	112.6	101,995	87,067	85.4
Workers' compensation	51,705	32,212	62.3	50,243	31,334	62.4
Fidelity and surety	11,611	692	6.0	10,510	(476)	(4.5)
Miscellaneous	915	167	18.3	839	318	37.9
Total commercial lines	$443,682	$300,910	67.8%	$412,427	$273,644	66.3%

Personal lines
Fire and allied lines	$21,570	$22,284	103.3%	$21,808	$18,836	86.4%
Automobile	13,153	14,659	111.4	12,300	10,544	85.7
Miscellaneous	566	(70)	(12.4)	531	595	112.1
Total personal lines	$35,289	$36,873	104.5%	$34,639	$29,975	86.5%
Reinsurance assumed	$2,695	$7,365	NM	$5,441	$2,646	48.6%
Total	$481,666	$345,148	71.7%	$452,507	$306,265	67.7%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business;

•
Other liability - The net loss ratio improved 35.3 percentage points and 33.7 percentage points in the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. Several individual items, each with favorable changes, underlie the overall favorable change of 2017 as compared to 2016. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated.

•
Commercial fire and allied lines - The net loss ratio deteriorated 24.0 percentage points and 20.6 percentage points in the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. The change results from an increase in frequency, with the number of claims increasing in 2017 as compared to the same periods of 2016, along with an increase in paid loss and paid loss adjustment expenses.

•
Commercial automobile - The net loss ratio deteriorated 32.9 percentage points and 27.2 percentage points in the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. The change was due to an increase in frequency and severity of losses in 2017 as compared to the same periods of 2016 primarily due to strengthening of reserves on prior accident years and only partially due to an increase in direct paid losses in the current accident year. We are implementing many initiatives to improve the profitability of this line of business, which include pricing increases, stricter underwriting guidelines, new analytical tools and more rigorous loss control requirements.

•
Personal fire and allied lines - The net loss ratio deteriorated 32.0 percentage points and 16.9 percentage points in the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. The change results from an increase in frequency, with the number of claims increasing in 2017 as compared to the same periods of 2016, along with an increase in loss and loss adjustment expense reserves for incurred but not reported claims.

•
Personal automobile - The net loss ratio deteriorated 20.1 percentage points and 25.7 percentage points in the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. The change is primarily attributable to an increase in claim frequency in 2017 as compared to the same periods 2016 which resulted in increased paid loss and increased reserves for reported claims.

•
Reinsurance assumed - The net loss ratio deteriorated in the six-month period ended June 30, 2017 compared to the same period of 2016. The increase in losses is primarily attributable to the emergence of prior year losses in the programs in which we participate, which are reported on a lag basis.

Life Insurance Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Revenues
Net premiums earned	$14,341	$21,205	$31,769	$42,278
Investment income, net of investment expenses	12,426	12,889	24,876	25,741
Net realized investment gains	1,599	630	3,304	948
Other income	126	183	324	291
Total revenues	$28,492	$34,907	$60,273	$69,258

Benefits, Losses and Expenses
Losses and loss settlement expenses	$9,102	$7,284	$20,173	$16,275
Increase in liability for future policy benefits	5,281	16,002	13,860	28,554
Amortization of deferred policy acquisition costs	1,695	2,022	3,368	3,840
Other underwriting expenses	3,377	4,969	7,008	10,103
Interest on policyholders' accounts	4,651	5,138	9,395	10,385
Total benefits, losses and expenses	$24,106	$35,415	$53,804	$69,157

Income (loss) before income taxes	$4,386	$(508)	$6,469	$101

Income before income taxes increased $4.9 million in the three-month period ended June 30, 2017, as compared to the same period of 2016. The increase in net income was due to an increase in net realized investment gains, a decrease in other underwriting expenses and a smaller increase in liability for future policy benefits. These were offset by a decrease in net premiums earned from lower sales of single premium whole life policies ("SPWL") and an increase in losses and loss settlement expenses.

Income before income taxes increased $6.4 million in the six-month period ended June 30, 2017, as compared to the same period of 2016. The increase in net income was due to an increase in net realized investment gains, a decrease in other underwriting expenses and a smaller increase in liability for future policy benefits. These were offset by a decrease in net premiums earned from lower sales of SPWL and an increase in losses and loss settlement expenses.

Net premiums earned decreased 32.4 percent to $14.3 million for the three-month period ended June 30, 2017, compared to $21.2 million in the same period of 2016. Net premiums earned decreased 24.9 percent to $31.8 million for the six-month period ended June 30, 2017, compared to $42.3 million in the same period of 2016. The decrease in net premiums earned was primarily due to lower sales of SPWL policies. Effective January 1, 2017, we began to execute our strategy to improve profitability in our life segment by implementing pricing changes and restructuring our commission structure. As expected, these changes resulted in a decrease in sales of our SPWL products.

Net investment income decreased 3.6 percent to $12.4 million for the three-month period ended June 30, 2017, compared to $12.9 million for the same period of 2016. Net investment income decreased 3.4 percent to $24.9 million for the six-month period ended June 30, 2017, compared to $25.7 million for the same period of 2016. The decrease is primarily due to declining reinvestment interest rates and a decrease in the size of the investment portfolio.

The increase in liability for future policy benefits decreased in the three- and six-month periods ended June 30, 2017, compared to the same period of 2016, due to a decrease in sales of SPWL policies as previously mentioned.

Deferred annuity deposits decreased 16.4 percent and 21.2 percent for the three- and six-month periods ended June 30, 2017, respectively, compared to the same periods of 2016. We continue to execute our strategy to maintain profitability rather than market share and to maintain our targeted spreads on our annuity block of business.

Net cash outflow related to our annuity business was $19.4 million and $39.0 million, respectively, in the three- and six-month periods ended June 30, 2017, compared to a net cash outflow of $20.1 million and $39.7 million, respectively, in the same periods of 2016. We attribute this to our strategy to maintain profitability on annuity products as previously described.

For a detailed discussion of our consolidated investment results, refer to the "Investment Portfolio" section of this item.

Investment Portfolio

Our invested assets totaled $3.3 billion at June 30, 2017, compared to $3.3 billion at December 31, 2016, an increase of $63.3 million. At June 30, 2017, fixed maturity securities and equity securities made up 89.2 percent and 8.5 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2017 is presented at carrying value in the following table:

	Property & Casualty Insurance Segment		Life Insurance Segment		Total
		Percent		Percent		Percent
(In Thousands, Except Ratios)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$150	—%	$42	—%	$192	—%
Available-for-sale	1,509,374	82.1	1,445,705	96.9	2,955,079	88.7
Trading securities	15,828	0.9	—	—	15,828	0.5
Equity securities
Available-for-sale	254,828	13.9	21,478	1.4	276,306	8.3
Trading securities	6,612	0.4	—	—	6,612	0.2
Mortgage loans	—	—	3,573	0.2	3,573	0.1
Policy loans	—	—	5,499	0.4	5,499	0.2
Other long-term investments	49,769	2.7	15,895	1.1	65,664	2.0
Short-term investments	175	—	—	—	175	—
Total	$1,836,736	100.0%	$1,492,192	100.0%	$3,328,928	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At both June 30, 2017 and December 31, 2016, we classified $3.0 billion, or 99.5 percent, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2017 and December 31, 2016, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2017 and December 31, 2016. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2017		December 31, 2016
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$851,796	28.7%	$782,329	26.9%
AA	876,335	29.5	857,946	29.4
A	633,692	21.3	651,696	22.4
Baa/BBB	553,491	18.6	554,475	19.0
Other/Not Rated	55,785	1.9	66,268	2.3
	$2,971,099	100.0%	$2,912,714	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased by 0.4 percent and 6.2 percent, respectively, in the three- and six-month periods ended June 30, 2017, compared with the same periods of 2016. The increase in the three- and six-month periods ended June 30, 2017 was primarily due to the change in value of our investments in limited liability partnerships as compared to the same periods in 2016. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2017, the change in value of our investments in limited liability partnerships resulted in investment income of $0.9 million and $2.0 million, respectively, as compared to an increase of $1.2 million and a decrease of $0.3 million in investment income, respectively, in the same periods of 2016. This resulted in an increase of $0.3 million and an increase of $2.2 million in investment income in the three- and six-month periods ended June 30, 2017, respectively.

Our net realized investment gains were $2.7 million and $6.6 million, respectively, during the three- and six-month periods ended June 30, 2017, as compared with $1.6 million and $3.7 million, respectively, in the same periods of 2016.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2017 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2017 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three- and six-month periods ended June 30, 2017 and 2016, there were no other-than-temporary impairment write-downs.

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

The following table displays a summary of cash sources and uses in 2017 and 2016:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2017	2016
Cash provided by (used in)
Operating activities	$112,134	$81,077
Investing activities	(24,765)	(25,507)
Financing activities	(67,801)	(42,319)
Net increase in cash and cash equivalents	$19,568	$13,251
Operating Activities
Net cash flows provided by operating activities totaled $112.1 million and $81.1 million for the six-month periods ended June 30, 2017 and 2016, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2017 and 2016.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 30.7 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2017, our cash and cash equivalents included $14.6 million related to these money market accounts, compared to $16.8 million at December 31, 2016.
Net cash flows used in investing activities were $24.8 million for the six-month period ended June 30, 2017 compared to net cash flows provided of $25.5 million for the six-month period ended June 30, 2016. For the six-month periods ended June 30, 2017 and 2016, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $156.1 million and $315.9 million, respectively.
Our cash outflows for investment purchases were $177.0 million for the six-month period ended June 30, 2017, compared to $338.6 million for the same period of 2016.
Financing Activities
Net cash flows used in financing activities were $67.8 million and $42.3 million for the six-month periods ended June 30, 2017 and 2016, respectively. The increase is due to repurchases of common stock, an increase in the payment of cash dividends and a decrease in the issuance of common stock in the six-month period ended June 30, 2017, compared to the same period of 2016.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of June 30, 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9 "Credit Facility" to the unaudited Consolidated Financial Statements.

Dividends
Dividends paid to shareholders totaled $13.4 million and $11.9 million in the six-month periods ended June 30, 2017 and 2016, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2017, United Fire Group, Inc.'s sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $31.1 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of United Fire Group, Inc.
Stockholders' Equity
Stockholders' equity increased 2.2 percent to $962.6 million at June 30, 2017, from $941.9 million at December 31, 2016. The increase was primarily attributable to net income of $22.9 million and an increase in net unrealized investment gains of $26.2 million, net of tax, during the first six months of 2017, partially offset by shareholder dividends of $13.4 million. At June 30, 2017, the book value per share of our common stock was $38.46 compared to $37.04 at December 31, 2016.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $5.6 million at June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
ISO catastrophes	$26,804	$35,232	$36,542	$39,169
Non-ISO catastrophes (1)	1,532	292	1,519	697
Total catastrophes	$28,336	$35,524	$38,061	$39,866
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2017, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2017 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2017:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2017 - 4/30/2017	140,821	$42.50	140,821	2,662,669
5/1/2017 - 5/31/2017	200,624	42.78	200,624	2,462,045
6/1/2017 - 6/30/2017	20,182	42.94	20,182	2,441,863
Total	361,627	$42.68	361,627
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of June 30, 2017 we remained authorized to repurchase 2,441,863 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at June 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2017; (iv) Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 2, 2017	August 2, 2017
(Date)	(Date)