Form 10-Q
period 2017-09-30
UNITED FIRE GROUP INC
filed 2017-11-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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
As of November 6, 2017, 24,877,643 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2017

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

•	Our relationship with and the financial strength of our reinsurers;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network; and

•	The satisfaction of the conditions precedent to the consummation of the sale of our life insurance subsidiary, including the receipt of regulatory approvals.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $150 in 2017 and $150 in 2016)	$150	$150
Available-for-sale, at fair value (amortized cost $1,480,730 in 2017 and $1,458,235 in 2016)	1,498,662	1,453,286
Trading securities, at fair value (amortized cost $11,833 in 2017 and $13,054 in 2016)	13,673	14,390
Equity securities
Available-for-sale, at fair value (cost $57,387 in 2017 and $59,994 in 2016)	269,341	246,370
Trading securities, at fair value (cost $5,888 in 2017 and $5,434 in 2016)	6,330	5,644
Other long-term investments	49,966	51,769
Short-term investments	175	175
	1,838,297	1,771,784
Cash and cash equivalents	98,610	89,194
Accrued investment income	14,911	13,617
Premiums receivable (net of allowance for doubtful accounts of $1,170 in 2017 and $1,255 in 2016)	351,410	306,202
Deferred policy acquisition costs	97,477	93,362
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $52,081 in 2017 and $50,925 in 2016)	64,520	55,524
Reinsurance receivables and recoverables	68,116	62,707
Prepaid reinsurance premiums	3,821	3,782
Income taxes receivable	21,360	14,285
Goodwill and intangible assets	24,163	24,740
Other assets	15,302	13,943
Assets held for sale	1,592,846	1,605,618
TOTAL ASSETS	$4,190,833	$4,054,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,237,280	$1,123,896
Unearned premiums	490,443	443,802
Accrued expenses and other liabilities	130,618	147,104
Deferred income taxes	24,707	7,849
Liabilities held for sale	1,363,737	1,390,223
TOTAL LIABILITIES	$3,246,785	$3,112,874
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 24,849,889 and 25,429,769 shares issued and outstanding in 2017 and 2016, respectively	$25	$25
Additional paid-in capital	193,114	216,482
Retained earnings	600,988	616,322
Accumulated other comprehensive income, net of tax	149,921	109,055
TOTAL STOCKHOLDERS’ EQUITY	$944,048	$941,884
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,190,833	$4,054,758
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2017	2016	2017	2016
Revenues
Net premiums earned	$255,758	$239,469	$737,424	$691,976
Investment income, net of investment expenses	13,792	14,027	38,561	35,017
Net realized investment gains (includes reclassifications for net unrealized investment gains on available-for-sale securities of $419 and $5,799 in 2017 and $2,320 and $4,666 in 2016; previously included in accumulated other comprehensive income)	67	2,129	3,397	4,832
Total revenues	$269,617	$255,625	$779,382	$731,825
Benefits, Losses and Expenses
Losses and loss settlement expenses	$223,208	$169,303	$568,356	$475,568
Amortization of deferred policy acquisition costs	52,986	52,240	154,845	151,216
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,352 and $4,056 in 2017 and $1,371 and $4,113 in 2016; previously included in accumulated other comprehensive income)	25,817	20,047	69,900	61,469
Total benefits, losses and expenses	$302,011	$241,590	$793,101	$688,253
Income (loss) from continuing operations before income taxes	$(32,394)	$14,035	$(13,719)	$43,572
Federal income tax expense (benefit) (includes reclassifications of $327 and ($610) in 2017 and ($332) and ($194) in 2016; previously included in accumulated other comprehensive income)	(13,312)	2,407	(13,330)	6,489
Income (loss) from continuing operations	$(19,082)	$11,628	$(389)	$37,083
Income from discontinued operations, net of taxes	1,218	740	5,419	826
Net income (loss)	$(17,864)	$12,368	$5,030	$37,909
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$18,995	$(9,440)	$64,614	$83,768
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income , before tax and reclassification adjustments	$18,995	$(9,440)	$64,614	$83,768
Income tax effect	(6,648)	3,304	(22,615)	(29,320)
Other comprehensive income, after tax, before reclassification adjustments	$12,347	$(6,136)	$41,999	$54,448
Reclassification adjustment for net realized investment gains included in income	$(419)	$(2,320)	$(5,799)	$(4,666)
Reclassification adjustment for employee benefit costs included in expense	1,352	1,371	4,056	4,113
Total reclassification adjustments, before tax	$933	$(949)	$(1,743)	$(553)
Income tax effect	(327)	332	610	194
Total reclassification adjustments, after tax	$606	$(617)	$(1,133)	$(359)
Comprehensive income (loss)	$(4,911)	$5,615	$45,896	$91,998

Diluted weighted average common shares outstanding	24,960,086	25,815,346	25,666,405	25,711,014
Earnings per common share from continuing operations:
Basic	$(0.77)	$0.46	$(0.01)	$1.47
Diluted	(0.77)	0.45	(0.01)	1.44
Earnings per common share:
Basic	$(0.72)	$0.49	$0.20	$1.50
Diluted	(0.72)	0.48	0.20	1.47
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2017

Common stock
Balance, beginning of year	$25
Shares repurchased (701,899 shares)	—
Shares issued for stock-based awards (131,777 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$216,482
Compensation expense and related tax benefit for stock-based award grants	3,456
Shares repurchased	(29,784)
Shares issued for stock-based awards	2,960
Balance, end of period	$193,114

Retained earnings
Balance, beginning of year	$616,322
Net income	5,030
Dividends on common stock ($0.81 per share)	(20,364)
Balance, end of period	$600,988

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$109,055
Change in net unrealized investment appreciation(1)	38,230
Change in liability for underfunded employee benefit plans(2)	2,636
Balance, end of period	$149,921

Summary of changes
Balance, beginning of year	$941,884
Net income	5,030
All other changes in stockholders’ equity accounts	(2,866)
Balance, end of period	$944,048

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities
Net income	$5,030	$37,909
Less net income from discontinued operations, net of taxes	5,419	826
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	6,663	5,181
Depreciation and amortization	3,501	4,879
Stock-based compensation expense	3,456	2,731
Net realized investment gains	(3,397)	(4,832)
Net cash flows from trading investments	816	(36)
Deferred income tax benefit	(4,979)	(3,847)
Changes in:
Accrued investment income	(1,294)	(831)
Premiums receivable	(45,208)	(54,725)
Deferred policy acquisition costs	(4,115)	(10,268)
Reinsurance receivables	(5,409)	(12,224)
Prepaid reinsurance premiums	(39)	(212)
Income taxes receivable	(7,075)	(11,370)
Other assets	(1,358)	659
Future policy benefits and losses, claims and loss settlement expenses	113,384	86,272
Unearned premiums	46,641	53,699
Accrued expenses and other liabilities	(12,430)	(6,198)
Income taxes payable	—	(4,917)
Deferred income taxes	1,794	2,665
Other, net	1,920	(1,605)
Cash from operating activities - continuing operations	92,871	45,021
Cash from operating activities - discontinued operations	23,814	45,965
Total adjustments	$116,685	$90,986
Net cash provided by operating activities	$116,296	$128,069
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$3,388	$1,968
Proceeds from call and maturity of available-for-sale investments	134,503	260,520
Proceeds from short-term and other investments	4,846	1,725
Purchase of available-for-sale investments	(162,121)	(313,060)
Purchase of short-term and other investments	(4,864)	(2,772)
Net purchases and sales of property and equipment	(11,630)	(6,090)
Cash from investing activities - continuing operations	(35,878)	(57,709)
Cash from investing activities - discontinued operations	31,517	37,685
Net cash used in investing activities	$(4,361)	$(20,024)
Cash Flows From Financing Activities
Payment of cash dividends	$(20,364)	$(18,246)
Repurchase of common stock	(29,784)	(2,867)
Issuance of common stock	2,960	7,149
Tax impact from issuance of common stock	—	(482)
Cash from financing activities - continuing operations	(47,188)	(14,446)
Cash from financing activities - discontinued operations	(46,239)	(59,104)
Net cash used in financing activities	$(93,427)	$(73,550)
Net Change in Cash and Cash Equivalents	$18,508	$34,495
Less: decrease (increase) in cash and cash equivalents - discontinued operations	(9,092)	(24,546)
Net increase in cash and cash equivalents - continuing operations	9,416	9,949
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	89,194	89,496
Cash and Cash Equivalents at End of Period - Continuing Operations	$98,610	$99,445
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
Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare US Holdings, Inc. ("Kuvare"). As a result, our life insurance business, previously a separate segment, has been considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations are now reported as one business segment. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Note 11. Discontinued Operations.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. The review report of Ernst & Young LLP as of September 30, 2017 and for the three- and nine-month periods ended September 30, 2017 and 2016 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2017 and 2016, we made payments for income taxes for continuing operations totaling $7,648 and $24,026, respectively. We received a tax refund of $10,000 during the nine-month period ended September 30, 2017. We did not receive a tax refund during the nine-month period ended September 30, 2016.
For the nine-month periods ended September 30, 2017 and 2016, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2017.

	Continuing Operations	Discontinued Operations
	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$93,362	$70,750	$164,112
Underwriting costs deferred	158,960	4,192	163,152
Amortization of deferred policy acquisition costs	(154,845)	(5,524)	(160,369)
Ending unamortized deferred policy acquisition costs	$97,477	$69,418	$166,895
Impact of unrealized gains and losses on available-for-sale securities	—	(3,582)	(3,582)
Recorded asset at September 30, 2017	$97,477	$65,836	$163,313

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $9,995 and $6,413 at September 30, 2017 and December 31, 2016, respectively.

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
We reported a federal income tax benefit from continuing and discontinued operations on a consolidated basis of $10,400 and a federal income tax expenses $6,904 for the nine-month periods ended September 30, 2017 and 2016, respectively. Our effective tax rate is different than the federal statutory rate of 35.0 percent due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2017 or December 31, 2016. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

With regard to the sale of our life insurance subsidiary, federal income taxes will be allocated to continuing and discontinued operations in accordance with the Company’s tax allocation agreement and the terms of the definitive agreement related to the sale.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2014. The Internal Revenue Service is conducting routine examinations of our income tax return for the 2015 tax year.

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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Share-Based Payments
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the new guidance prospectively as of January 1, 2017. The new guidance resulted in classification changes between the financing and operating section of the Statement of Cash Flow for stock based compensation expense. The adoption also resulted in a tax benefit of $62 and $546 during the three- and nine-months ended September 30, 2017.

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
Pending Adoption of Accounting Standards
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company will adopt the guidance as of January 1, 2018. The Company has completed its review of revenue streams under this new guidance and concluded that the adoption of the new guidance will have no impact on the Company's reporting and disclosure of net premiums earned from insurance contracts, net investment income or net realized gains and losses, as these items are not within the scope of this new guidance. The Company's primary revenue streams from insurance contracts, investment income and net realized gains and losses, are out of scope under this new guidance. The remaining revenue streams are immaterial and not impacted by the new standard.
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2018. If the new guidance were adopted as of September 30, 2017, there would be a reclassification from accumulated other comprehensive income to retained earnings equal to the amount of net unrealized gains and losses on available-for-sale equity securities at December 31, 2016 disclosed in Note 2 "Summary of Investments," of this section. The impact to net realized gains (losses) would equal the change in net unrealized gains and losses on available-for-sale equity securities between September 30, 2017 and December 31, 2016, in the same tables.
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
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of September 30, 2017 and December 31, 2016, is as follows:

September 30, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	38	1	—	39
Total Held-to-Maturity Fixed Maturities	$188	$1	$—	$189
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,032	$40	$91	$21,981
U.S. government agency	98,523	1,518	516	99,525
States, municipalities and political subdivisions
General obligations:
Midwest	120,549	2,388	499	122,438
Northeast	50,174	1,478	73	51,579
South	142,172	2,463	1,210	143,425
West	113,135	2,474	963	114,646
Special revenue:
Midwest	151,634	3,646	494	154,786
Northeast	79,159	1,061	795	79,425
South	261,141	4,421	2,974	262,588
West	157,622	2,676	1,940	158,358
Foreign bonds	54,300	1,907	—	56,207
Public utilities	201,418	4,538	200	205,756
Corporate bonds
Energy	96,373	2,367	95	98,645
Industrials	209,076	5,323	109	214,290
Consumer goods and services	181,471	5,049	135	186,385
Health care	75,775	2,600	—	78,375
Technology, media and telecommunications	143,024	3,308	193	146,139
Financial services	252,373	6,939	303	259,009

Mortgage-backed securities	14,496	169	179	14,486
Collateralized mortgage obligations
Government national mortgage association	153,896	2,292	1,458	154,730
Federal home loan mortgage corporation	191,246	2,410	3,132	190,524
Federal national mortgage association	106,326	2,240	832	107,734
Asset-backed securities	4,280	345	3	4,622
Total Available-for-Sale Fixed Maturities	$2,880,195	$61,652	$16,194	$2,925,653
Equity securities:
Common stocks
Public utilities	$6,394	$15,750	$58	$22,086
Energy	6,514	7,998	106	14,406
Industrials	13,117	49,890	164	62,843
Consumer goods and services	10,070	14,872	154	24,788
Health care	7,763	29,463	—	37,226
Technology, media and telecommunications	6,006	10,215	136	16,085
Financial services	11,630	101,813	73	113,370
Nonredeemable preferred stocks	992	161	—	1,153
Total Available-for-Sale Equity Securities	$62,486	$230,162	$691	$291,957
Total Available-for-Sale Securities	$2,942,681	$291,814	$16,885	$3,217,610

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,216	$87	$108	$23,195
U.S. government agency	76,692	1,445	540	77,597
States, municipalities and political subdivisions
General obligations:
Midwest	143,747	1,808	1,412	144,143
Northeast	57,731	909	231	58,409
South	129,475	1,249	2,355	128,369
West	114,524	1,380	2,173	113,731
Special revenue:
Midwest	167,430	2,313	1,433	168,310
Northeast	70,202	487	2,624	68,065
South	244,225	1,753	6,791	239,187
West	134,287	1,509	4,052	131,744
Foreign bonds	62,995	2,239	—	65,234
Public utilities	212,360	3,761	447	215,674
Corporate bonds
Energy	107,084	2,195	419	108,860
Industrials	225,526	5,359	982	229,903
Consumer goods and services	178,135	3,847	295	181,687
Health care	81,211	2,063	151	83,123
Technology, media and telecommunications	143,402	2,029	819	144,612
Financial services	269,981	5,328	1,358	273,951
Mortgage-backed securities	17,288	201	241	17,248
Collateralized mortgage obligations
Government national mortgage association	145,947	1,279	2,766	144,460
Federal home loan mortgage corporation	176,226	1,638	3,406	174,458
Federal national mortgage association	101,414	1,816	1,334	101,896
Asset-backed securities	4,407	145	282	4,270
Total Available-for-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126

Equity securities:
Common stocks
Public utilities	$6,394	$13,465	$188	$19,671
Energy	6,514	8,555	22	15,047
Industrials	13,252	38,715	173	51,794
Consumer goods and services	10,324	13,851	58	24,117
Health care	7,763	19,657	—	27,420
Technology, media and telecommunications	5,931	9,476	38	15,369
Financial services	17,289	98,728	67	115,950
Nonredeemable preferred stocks	1,037	11	—	1,048
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at September 30, 2017 and December 31, 2016:

September 30, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	38	1	—	39
Total Held-to-Maturity Fixed Maturities	$188	$1	$—	189
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,480,730	$28,606	$10,674	$1,498,662
Discontinued operations	1,399,465	33,046	5,520	1,426,991
Total Available-for-Sale Fixed Maturities	$2,880,195	$61,652	$16,194	$2,925,653
Equity securities:
Continuing operations	$57,387	$212,545	$591	$269,341
Discontinued operations	5,099	17,617	100	22,616
Total Available-for-Sale Equity Securities	$62,486	$230,162	$691	$291,957
Total Available-for-Sale Securities	$2,942,681	$291,814	$16,885	$3,217,610

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,458,235	$18,725	$23,674	$1,453,286
Discontinued operations	1,429,270	26,115	10,545	1,444,840
Total Available-for-Sale Fixed Maturities	2,887,505	44,840	34,219	2,898,126
Equity securities:
Continuing operations	$59,994	$186,692	$316	$246,370
Discontinued operations	8,510	15,766	230	24,046
Total Available-for-Sale Equity Securities	68,504	202,458	546	270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2017, by contractual maturity, are shown in the following tables. The first table includes consolidated investments from both continuing and discontinued operations. The second and third tables separate maturities into continuing and discontinued operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities - Consolidated:
	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$128,884	$129,945	$1,401	$1,821
Due after one year through five years	—	—	782,192	803,774	6,979	8,233
Due after five years through 10 years	—	—	751,756	771,205	1,302	1,185
Due after 10 years	—	—	747,119	748,633	2,151	2,434
Asset-backed securities	—	—	4,280	4,622	—	—
Mortgage-backed securities	38	39	14,496	14,486	—	—
Collateralized mortgage obligations	—	—	451,468	452,988	—	—
	$188	$189	$2,880,195	$2,925,653	$11,833	$13,673

Maturities - Continuing Operations:
	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$150	$150	$54,340	$54,762	$1,401	$1,821
Due after one year through five years	—	—	224,804	230,986	6,979	8,233
Due after five years through 10 years	—	—	344,553	354,308	1,302	1,185
Due after 10 years	—	—	675,795	676,310	2,151	2,434
Asset-backed securities	—	—	3,174	3,517	—	—
Mortgage-backed securities	—	—	9,664	9,783	—	—
Collateralized mortgage obligations	—	—	168,400	168,996	—	—
	$150	$150	$1,480,730	$1,498,662	$11,833	$13,673

Maturities - Discontinued Operations:
	Held-To-Maturity		Available-For-Sale		Trading
September 30, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$74,544	$75,183	$—	$—
Due after one year through five years	—	—	557,388	572,788	—	—
Due after five years through 10 years	—	—	407,203	416,897	—	—
Due after 10 years	—	—	71,324	72,323	—	—
Asset-backed securities	—	—	1,107	1,105	—	—
Mortgage-backed securities	38	39	4,832	4,703	—	—
Collateralized mortgage obligations	—	—	283,067	283,992	—	—
	$38	$39	$1,399,465	$1,426,991	$—	$—

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$118	$484	$645	$898
Trading securities
Change in fair value	(43)	148	504	519
Sales	72	107	117	568
Equity securities:
Available-for-sale	3	1,375	1,553	2,359
Trading securities
Change in fair value	(124)	(5)	232	325
Sales	41	20	57	(6)
Cash equivalents	—	—	—	169
Real estate	—	—	289	—
Total net realized investment gains from continuing operations	$67	$2,129	$3,397	$4,832
Total net realized investment gains from discontinued operations	296	461	3,600	1,409
Total net realized investment gains	$363	$2,590	$6,997	$6,241
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$2,293	$—	$3,388	$1,968
Gross realized gains	—	—	1,046	921
Gross realized losses	—	—	—	—
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$1,844	$2,007	$5,807	$3,081
Gross realized gains	—	11	1,254	65
Gross realized losses	—	—	(78)	—
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2017 and 2016.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $20,003 and $20,034 at September 30, 2017 and December 31, 2016, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $3,738 at September 30, 2017.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2017	2016
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$34,837	$83,498
Available-for-sale equity securities	27,559	15,459
Deferred policy acquisition costs	(3,582)	(19,857)
Income tax effect	(20,584)	(27,685)
Total change in net unrealized investment appreciation, net of tax	$38,230	$51,415
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis, including both continuing and discontinued operations at September 30, 2017 and December 31, 2016. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2017, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2017 or at September 30, 2016. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2017 or at September 30, 2016. Our largest unrealized loss greater than 12 months on an individual equity security at September 30, 2017 was $152. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

September 30, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	3	$8,920	$44	3	$2,829	$47	$11,749	$91
U.S. government agency	8	33,607	306	3	12,789	210	46,396	516
States, municipalities and political subdivisions
General obligations
Midwest	3	4,343	46	3	19,742	453	24,085	499
Northeast	—	—	—	1	3,587	73	3,587	73
South	7	14,594	56	11	27,919	1,154	42,513	1,210
West	2	3,600	29	8	25,333	934	28,933	963
Special revenue
Midwest	2	3,990	10	7	19,034	484	23,024	494
Northeast	6	27,751	312	9	15,275	483	43,026	795
South	13	32,415	433	27	66,978	2,541	99,393	2,974
West	8	20,369	135	22	55,836	1,805	76,205	1,940
Public utilities	2	3,201	52	4	7,491	148	10,692	200
Corporate bonds
Energy	2	6,166	13	1	1,807	82	7,973	95
Industrials	—	—	—	2	4,271	109	4,271	109
Consumer goods and services	5	7,469	62	2	5,097	73	12,566	135
Technology, media and telecommunications	6	15,263	88	2	8,384	105	23,647	193
Financial services	11	21,623	163	1	7,243	140	28,866	303
Mortgage-backed securities	11	4,411	43	3	4,790	136	9,201	179
Collateralized mortgage obligations
Government national mortgage association	16	40,243	439	13	38,573	1,019	78,816	1,458
Federal home loan mortgage corporation	16	64,647	1,166	12	42,472	1,966	107,119	3,132
Federal national mortgage association	13	35,709	496	6	10,008	336	45,717	832
Asset-backed securities	1	997	3	—	—	—	997	3
Total Available-for-Sale Fixed Maturities	135	$349,318	$3,896	140	$379,458	$12,298	$728,776	$16,194
Equity securities:
Common stocks
Public utilities	—	$—	$—	1	$250	$58	$250	$58
Energy	2	546	102	1	182	4	728	106
Industrials	1	106	6	5	141	158	247	164
Consumer goods and services	—	—	—	4	178	154	178	154
Technology, media and telecommunications	2	445	115	1	4	21	449	136
Financial services	1	30	25	2	165	48	195	73
Total Available-for-Sale Equity Securities	6	$1,127	$248	14	$920	$443	$2,047	$691
Total Available-for-Sale Securities	141	$350,445	$4,144	154	$380,378	$12,741	$730,823	$16,885

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	9	$10,800	$108	—	$—	$—	$10,800	$108
U.S. government agency	10	36,593	540	—	—	—	36,593	540
States, municipalities and political subdivisions
General obligations
Midwest	27	40,545	1,412	—	—	—	40,545	1,412
Northeast	9	9,874	231	—	—	—	9,874	231
South	37	53,699	2,355	—	—	—	53,699	2,355
West	30	55,265	2,173	—	—	—	55,265	2,173
Special revenue
Midwest	41	62,937	1,433	—	—	—	62,937	1,433
Northeast	22	54,993	2,624	—	—	—	54,993	2,624
South	79	152,979	6,791	—	—	—	152,979	6,791
West	44	81,676	4,052	—	—	—	81,676	4,052
Public utilities	20	38,511	423	2	2,122	24	40,633	447
Corporate bonds
Energy	8	15,938	313	3	8,232	106	24,170	419
Industrials	24	42,854	596	3	5,641	386	48,495	982
Consumer goods and services	11	21,059	295	—	—	—	21,059	295
Health care	9	20,918	151	—	—	—	20,918	151
Technology, media and telecommunications	16	41,230	516	3	10,241	303	51,471	819
Financial services	37	75,286	1,358	—	—	—	75,286	1,358
Mortgage-backed securities	16	9,611	187	5	1,198	54	10,809	241
Collateralized mortgage obligations
Government national mortgage association	36	82,430	2,261	9	13,603	505	96,033	2,766
Federal home loan mortgage corporation	41	105,775	3,165	3	5,141	241	110,916	3,406
Federal national mortgage association	27	46,633	1,091	4	4,341	243	50,974	1,334
Asset-backed securities	1	971	29	1	2,559	253	3,530	282
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities:
Common stocks
Public utilities	—	$—	$—	3	$120	$188	$120	$188
Energy	—	—	—	1	163	22	163	22
Industrials	—	—	—	6	239	173	239	173
Consumer goods and services	3	282	55	2	15	3	297	58
Technology, media and telecommunications	7	26	5	8	33	33	59	38
Financial services	3	53	3	2	150	64	203	67
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

The tables on the following pages are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at September 30, 2017 and December 31, 2016. The securities are presented by the length of time they have been continuously in an unrealized loss position:

September 30, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	85	$206,874	$2,059	101	$259,297	$8,615	$466,171	$10,674
Discontinued operations	50	142,444	1,837	39	120,161	3,683	262,605	5,520
Total Available-for-Sale Fixed Maturities	135	$349,318	$3,896	140	$379,458	$12,298	$728,776	$16,194
Equity securities:
Continuing operations	6	$1,127	$248	10	$540	$343	$1,667	$591
Discontinued operations	—	—	—	4	380	100	380	100
Total Available-for-Sale Equity Securities	6	$1,127	$248	14	$920	$443	$2,047	$691
Total Available-for-Sale Securities	141	$350,445	$4,144	154	$380,378	$12,741	$730,823	$16,885

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	404	$654,235	$23,359	12	$6,288	$315	$660,523	$23,674
Discontinued operations	150	406,342	8,745	21	46,790	1,800	453,132	10,545
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities:
Continuing operations	12	$351	$62	17	$477	$254	$828	$316
Discontinued operations	1	10	1	5	243	229	253	230
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively, the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2017, the cash surrender value of the COLI policies was $3,759, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$150	$150	$150	$150
Available-for-sale securities	1,498,662	1,498,662	1,453,286	1,453,286
Trading securities	13,673	13,673	14,390	14,390
Equity securities:
Available-for-sale securities	269,341	269,341	246,370	246,370
Trading securities	6,330	6,330	5,644	5,644
Other long-term investments	49,966	49,966	51,769	51,769
Short-term investments	175	175	175	175
Cash and cash equivalents	98,610	98,610	89,194	89,194
Corporate-owned life insurance	3,759	3,759	2,592	2,592

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at September 30, 2017 and December 31, 2016 is as follows:

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$39	$38	$49	$48
Available-for-sale securities	1,426,991	1,426,991	1,444,840	1,444,840
Equity securities:
Available-for-sale securities	22,616	22,616	24,046	24,046
Mortgage loans	3,690	3,504	3,895	3,706
Policy loans	5,770	5,770	5,366	5,366
Other long-term investments	16,299	16,299	15,780	15,870
Cash and cash equivalents	30,751	30,751	21,659	21,659
Liabilities
Policy reserves
Annuity (accumulations) (1)	$617,819	$620,037	$646,764	$666,711
Annuity (benefit payments)	144,901	95,086	144,283	95,129

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments from both continuing and discontinued operations at September 30, 2017 and December 31, 2016:

September 30, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,981	$—	$21,981	$—
U.S. government agency	99,525	—	99,525	—
States, municipalities and political subdivisions
General obligations
Midwest	122,438	—	122,438	—
Northeast	51,579	—	51,579	—
South	143,425	—	143,425	—
West	114,646	—	114,646	—
Special revenue
Midwest	154,786	—	154,709	77
Northeast	79,425	—	79,425	—
South	262,588	—	262,588	—
West	158,358	—	158,358	—
Foreign bonds	56,207	—	56,207	—
Public utilities	205,756	—	205,756	—
Corporate bonds
Energy	98,645	—	98,645	—
Industrials	214,290	—	214,290	—
Consumer goods and services	186,385	—	185,686	699
Health care	78,375	—	78,375	—
Technology, media and telecommunications	146,139	—	146,139	—
Financial services	259,009	—	250,992	8,017
Mortgage-backed securities	14,486	—	14,486	—
Collateralized mortgage obligations
Government national mortgage association	154,730	—	154,730	—
Federal home loan mortgage corporation	190,524	—	190,524	—
Federal national mortgage association	107,734	—	107,734	—
Asset-backed securities	4,622	—	3,991	631
Total Available-for-Sale Fixed Maturities	$2,925,653	$—	$2,916,229	$9,424
Equity securities:
Common stocks
Public utilities	$22,086	$22,086	$—	$—
Energy	14,406	14,406	—	—
Industrials	62,843	62,843	—	—
Consumer goods and services	24,788	24,788	—	—
Health care	37,226	37,226	—	—

Technology, media and telecommunications	16,085	16,085	—	—
Financial services	113,370	113,370	—	—
Nonredeemable preferred stocks	1,153	419	—	734
Total Available-for-Sale Equity Securities	$291,957	$291,223	$—	$734
Total Available-for-Sale Securities	$3,217,610	$291,223	$2,916,229	$10,158
TRADING
Fixed maturities:
Corporate bonds
Industrials	$2,117	$—	$2,117	$—
Consumer goods and services	289	—	289	—
Health care	3,557	—	3,557	—
Technology, media and telecommunications	1,373	—	1,373	—
Financial services	4,780	—	4,780	—
Redeemable preferred stocks	1,557	1,557	—	—
Equity securities:
Public utilities	831	831	—	—
Energy	206	206	—	—
Industrials	900	900	—	—
Consumer goods and services	1,209	1,209	—	—
Health care	369	369	—	—
Financial services	218	218	—	—
Nonredeemable preferred stocks	2,597	2,597	—	—
Total Trading Securities	$20,003	$7,887	$12,116	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$13,897	$13,897	$—	$—
Corporate-Owned Life Insurance	$3,759	$—	$3,759	$—
Total Assets Measured at Fair Value	$3,255,444	$313,182	$2,932,104	$10,158

December 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$23,195	$—	$23,195	$—
U.S. government agency	77,597	—	77,597	—
States, municipalities and political subdivisions
General obligations
Midwest	144,143	—	144,143	—
Northeast	58,409	—	58,409	—
South	128,369	—	128,369	—
West	113,731	—	113,731	—
Special revenue
Midwest	168,310	—	168,142	168
Northeast	68,065	—	68,065	—
South	239,187	—	239,187	—
West	131,744	—	131,744	—
Foreign bonds	65,234	—	65,234	—
Public utilities	215,674	—	215,674	—
Corporate bonds
Energy	108,860	—	108,860	—
Industrials	229,903	—	229,903	—
Consumer goods and services	181,687	—	180,590	1,097
Health care	83,123	—	83,123	—
Technology, media and telecommunications	144,612	—	144,612	—
Financial services	273,951	—	265,154	8,797
Mortgage-backed securities	17,248	—	17,248	—
Collateralized mortgage obligations
Government national mortgage association	144,460	—	144,460	—
Federal home loan mortgage corporation	174,458	—	174,458	—
Federal national mortgage association	101,896	—	101,896	—
Asset-backed securities	4,270	—	3,821	449
Total Available-for-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities:
Common stocks
Public utilities	$19,671	$19,671	$—	$—
Energy	15,047	15,047	—	—
Industrials	51,794	51,794	—	—
Consumer goods and services	24,117	24,117	—	—
Health care	27,420	27,420	—	—
Technology, media and telecommunications	15,369	15,369	—	—
Financial services	115,950	111,958	—	3,992

Nonredeemable preferred stocks	1,048	453	—	595
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
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

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,498,662	$—	$1,497,931	$731
Discontinued operations	1,426,991	—	1,418,298	8,693
Total Available-for-Sale Fixed Maturities	$2,925,653	$—	$2,916,229	$9,424
Equity securities:
Continuing operations	$269,341	$268,607	$—	$734
Discontinued operations	22,616	22,616	—	—
Total Available-for-Sale Equity Securities	$291,957	$291,223	$—	$734
Total Available-for-Sale Securities	$3,217,610	$291,223	$2,916,229	$10,158
TRADING
Fixed maturities:
Continuing operations	$13,673	$1,557	$12,116	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	6,330	6,330	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$20,003	$7,887	$12,116	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	$—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$13,203	$13,203	$—	$—
Discontinued operations	694	694	—	—
Money Market Accounts	$13,897	$13,897	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$3,759	$—	$3,759	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$3,759	$—	$3,759	$—
Total Assets Measured at Fair Value	$3,255,444	$313,182	$2,932,104	$10,158

December 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,453,286	$—	$1,452,737	$549
Discontinued operations	1,444,840	—	1,434,878	9,962
Total Available-for-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities:
Continuing operations	$246,370	$243,627	$—	$2,743
Discontinued operations	24,046	22,202	—	1,844
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
TRADING
Fixed maturities:
Continuing operations	$14,390	$1,305	$13,085	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	5,644	5,644	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$20,034	$6,949	$13,085	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$4,810	$4,810	$—	$—
Discontinued operations	11,992	11,992	—	—
Money Market Accounts	$16,802	$16,802	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$2,592	$—	$2,592	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$2,592	$—	$2,592	$—
Total Assets Measured at Fair Value	$3,208,145	$289,755	$2,903,292	$15,098
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at September 30, 2017 and December 31, 2016 was reasonable.
For the three- and nine-month periods ended September 30, 2017, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and nine-month periods ended September 30, 2017, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and nine-month periods ended September 30, 2017, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities, from both continuing and discontinued operations for the three-month period ended September 30, 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2017	$77	$9,056	$622	$595	$10,350
Net unrealized gains (losses)(1)	—	(7)	9	139	141
Purchases	—	100	—	—	100
Disposals	—	(433)	—	—	(433)
Balance at September 30, 2017	$77	$8,716	$631	$734	$10,158
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities, from both continuing and discontinued operations for the nine-month period ended September 30, 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2017	$168	$9,894	$449	$4,587	$15,098
Net unrealized gains (losses)(1)	(6)	(6)	182	139	309
Purchases	—	100	—	145	245
Disposals	(85)	(1,272)	—	(4,137)	(5,494)
Balance at September 30, 2017	$77	$8,716	$631	$734	$10,158
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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc., to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2017 and December 31, 2016 (net of reinsurance amounts):

	September 30, 2017	December 31, 2016
Gross liability for losses and loss settlement expenses at beginning of year	$1,123,896	$1,003,895
Ceded losses and loss settlement expenses	(59,794)	(54,653)
Net liability for losses and loss settlement expenses at beginning of year	$1,064,102	$949,242
Losses and loss settlement expenses incurred for claims occurring during
Current year	$606,344	$683,662
Prior years	(37,988)	(31,229)
Total incurred	$568,356	$652,433
Losses and loss settlement expense payments for claims occurring during
Current year	$212,591	$277,053
Prior years	247,608	260,520
Total paid	$460,199	$537,573
Net liability for losses and loss settlement expenses at end of year	$1,172,259	$1,064,102
Ceded loss and loss settlement expenses	65,021	59,794
Gross liability for losses and loss settlement expenses at end of period	$1,237,280	$1,123,896

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

The significant drivers of the favorable reserve development in 2017 came from two lines, commercial liability and workers compensation, partially offset by unfavorable development from commercial fire and allied lines, assumed reinsurance and commercial automobile. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than what was necessary to offset claim payments. Assumed reinsurance was adversely affected by increases in reserves for reported claims while commercial fire adverse development is attributable to loss payments which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. The majority of adverse commercial fire development resulted from claim payments that exceeded reductions in reserves for reported claims.

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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2017	2016	2017	2016

Net periodic benefit cost
Service cost	$1,714	$1,623	$505	$932
Interest cost	1,765	1,663	482	754
Expected return on plan assets	(2,413)	(1,988)	—	—
Amortization of prior service credit	—	—	(1,352)	—
Amortization of net loss	891	992	462	379
Net periodic benefit cost	$1,957	$2,290	$97	$2,065

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2017	2016	2017	2016

Net periodic benefit cost
Service cost	$5,141	$4,869	$1,515	$2,796
Interest cost	5,295	4,989	1,446	2,262
Expected return on plan assets	(7,237)	(5,964)	—	—
Amortization of prior service credit	—	—	(4,056)	—
Amortization of net loss	2,673	2,976	1,384	1,137
Net periodic benefit cost	$5,872	$6,870	$289	$6,195

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute $6,400 to the pension plan in 2017. For the nine-month period ended September 30, 2017, we contributed $11,396 to the pension plan. In September 2017, the Company contributed an additional $5,000 to the pension plan for tax advantages and to reduce future obligations.

NOTE 6. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2017, there were 996,839 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2017	From Inception to September 30, 2017
Beginning balance	1,248,651	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(255,040)	(2,867,606)
Number of awards forfeited or expired	3,228	464,445
Ending balance	996,839	996,839
Number of option awards exercised	101,189	1,050,257
Number of unrestricted stock awards granted	1,145	8,470
Number of restricted stock awards vested	—	36,970

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2017, we had 61,813 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2017	From Inception to June 30, 2017
Beginning balance	74,771	300,000
Number of awards granted	(12,958)	(262,190)
Number of awards forfeited or expired	—	24,003
Ending balance	61,813	61,813
Number of option awards exercised	6,727	59,200
Number of restricted stock awards vested	22,716	54,272

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2017 and 2016, we recognized stock-based compensation expense of $1,202 and $865, respectively. For the nine-month periods ended September 30, 2017 and 2016, we recognized stock-based compensation expense of $3,456 and $2,731, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2017, we had $9,586 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2017 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2017	$1,202
2018	4,047
2019	2,784
2020	1,120
2021	393
2022	40
Total	$9,586

NOTE 7. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life Insurance Company, to Kuvare. As a result, our life insurance segment has been considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current year presentation. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Note 11. Discontinued Operations.

Prior to the announcement to sell our subsidiary, United Life Insurance Company, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has six domestic locations from which it conducts its business. The life insurance segment operates from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

After the announcement of the sale of our life insurance segment, the Company has one reportable segment, the property and casualty insurance segment, which includes all continuing operations. The property and casualty insurance segment profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance segment results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance segment was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance segment products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance segment geographic concentration did not change after the announcement of the sale of the life insurance segment. We will continue to evaluate our segment on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2017		2016
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(19,082)	$(19,082)	$11,628	$11,628
Weighted-average common shares outstanding	24,960,086	24,960,086	25,389,633	25,389,633
Add dilutive effect of restricted stock unit awards	—	—	—	155,270
Add dilutive effect of stock options	—	—	—	270,443
Weighted-average common shares outstanding	24,960,086	24,960,086	25,389,633	25,815,346
Earnings (loss) per common share from continuing operations	$(0.77)	$(0.77)	$0.46	$0.45
Earnings per common share from discontinued operations	0.05	0.05	0.03	0.03
Earnings (loss) per common share	$(0.72)	$(0.72)	$0.49	$0.48
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2017		2016
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(389)	$(389)	$37,083	$37,083
Weighted-average common shares outstanding	25,177,133	25,177,133	25,322,427	25,322,427
Add dilutive effect of restricted stock unit awards	—	253,082	—	155,270
Add dilutive effect of stock options	—	236,190	—	233,317
Weighted-average common shares outstanding	25,177,133	25,666,405	25,322,427	25,711,014
Earnings (loss) per common share from continuing operations	$(0.01)	$(0.01)	$1.47	$1.44
Earnings per common share from discontinued operations	0.21	0.21	0.03	0.03
Earnings (loss) per common share	$0.20	$0.20	$1.50	$1.47
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at September 30, 2017 and 2016, respectively. For the nine-month periods ended September 30, 2017 and 2016, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at September 30, 2017.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2017	$160,048	$(23,080)	$136,968
Change in accumulated other comprehensive income before reclassifications	12,347	—	12,347
Reclassification adjustments from accumulated other comprehensive income (loss)	(273)	879	606
Balance as of September 30, 2017	$172,122	$(22,201)	$149,921
(1) The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. We annually establish the discount rate, which is an estimate of the interest rate at which these benefits could be effectively settled, that is used to determine the present value of the respective plan's benefit obligations as of December 31.

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2017	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	41,999	—	41,999
Reclassification adjustments from accumulated other comprehensive income (loss)	(3,769)	2,636	(1,133)
Balance as of September 30, 2017	$172,122	$(22,201)	$149,921
(1) The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. We annually establish the discount rate, which is an estimate of the interest rate at which these benefits could be effectively settled, that is used to determine the present value of the respective plan's benefit obligations as of December 31.

NOTE 11. DISCONTINUED OPERATIONS

On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life Insurance Company, to Kuvare for $280,000 in cash, subject to specified adjustments as set forth in the definitive agreement. As a result, our life insurance business (previously reported as a separate segment) has been considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows are separately reported separately for all periods presented, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval.

Subsequent to the close of the sale in the first half of 2018, UFG will provide services to Kuvare through a transition services agreement ("TSA"). The TSA will be put in place to ensure a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months.
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
(In Thousands, Except Share Data)	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $39 in 2017 and $49 in 2016)	$38	$48
Available-for-sale, at fair value (amortized cost $1,399,465 in 2017 and $1,429,270 in 2016)	1,426,991	1,444,840
Equity Securities available-for-sale, at fair value (cost $5,099 in 2017 and $8,510 in 2016)	22,616	24,046
Mortgage loans	3,504	3,706
Policy loans	5,770	5,366
Other long-term investments	16,299	15,870
	1,475,218	1,493,876
Cash and cash equivalents	30,751	21,659
Deferred policy acquisition costs	65,836	70,750
Other assets	21,041	19,333
Total assets held for sale	$1,592,846	$1,605,618
Liabilities
Future policy benefits and losses	$1,324,029	$1,350,503
Accrued expenses and other liabilities	39,708	39,720
Total liabilities held for sale	$1,363,737	$1,390,223

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2017	2016	2017	2016

Revenues
Net premiums earned	$14,230	$20,600	$45,999	$62,878
Investment income, net of investment expenses	12,354	12,663	37,230	38,404
Net realized investment gains	296	461	3,600	1,409
Other income	174	145	498	436
Total revenues	$27,054	$33,869	$87,327	$103,127

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,506	$7,252	$30,679	$23,527
Increase in liability for future policy benefits	5,481	14,091	19,341	42,645
Amortization of deferred policy acquisition costs	2,156	1,876	5,524	5,716
Other underwriting expenses	2,444	4,527	9,452	14,630
Interest on policyholders’ accounts	4,587	4,983	13,982	15,368
Total benefits, losses and expenses	$25,174	$32,729	$78,978	$101,886

Income from discontinued operations before income taxes	$1,880	$1,140	$8,349	$1,241
Federal income tax expense	662	400	2,930	415
Net income from discontinued operations	$1,218	$740	$5,419	$826
Earnings per common share from discontinued operations:
Basic	$0.05	$0.03	$0.21	$0.03
Diluted	0.05	0.03	0.21	0.03

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department. Cash and cash equivalents of the discontinued operations at September 30, 2017 and December 31, 2016 were $30,751 and $21,659, respectively.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
United Fire Group, Inc.

We have reviewed the consolidated balance sheet of United Fire Group, Inc. (the "Company") as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2017 and 2016, the consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2017. These financial statements are the responsibility of the Company's management.

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
November 8, 2017

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

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,550 independent agencies.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders' accounts.
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare US Holdings, Inc. ("Kuvare"). As a result, our life insurance business has been considered held for sale and accounted for as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Part I, Item 1, Note 11. "Discontinued Operations".

Reportable Segments

Prior to the announcement of the sale of our life insurance business, we have historically reported our operations in two business segments, each with a wide range of products:

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

Subsequent to the announcement of the sale of our life insurance segment on September 19, 2017, we operate and report one business segment, which contains our continuing operations. Our life insurance business is considered held for sale and reported as discontinued operations throughout this Form 10-Q, unless otherwise noted. For more information, refer to Part I, Item 1, Note 7. "Segment Information".

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2017, approximately 48.2 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017	2016	%	2017	2016	%
Revenues
Net premiums earned	$255,758	$239,469	6.8%	$737,424	$691,976	6.6%
Investment income, net of investment expenses	13,792	14,027	(1.7)	38,561	35,017	10.1
Net realized investment gains	67	2,129	(96.9)	3,397	4,832	(29.7)
Total revenues	$269,617	$255,625	5.5%	$779,382	$731,825	6.5%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$223,208	$169,303	31.8%	$568,356	$475,568	19.5%
Amortization of deferred policy acquisition costs	52,986	52,240	1.4	154,845	151,216	2.4
Other underwriting expenses	25,817	20,047	28.8	69,900	61,469	13.7
Total benefits, losses and expenses	$302,011	$241,590	25.0%	$793,101	$688,253	15.2%

Income (loss) from continuing operations before income taxes	$(32,394)	$14,035	NM	$(13,719)	$43,572	(131.5)%
Federal income tax expense (benefit)	(13,312)	2,407	NM	(13,330)	6,489	NM
Net income (loss) from continuing operations	$(19,082)	$11,628	(264.1)%	$(389)	$37,083	(101.0)%
Income from discontinued operations, net of tax	1,218	740	64.6%	5,419	826	NM
Net income (loss)	$(17,864)	$12,368	(244.4)%	$5,030	$37,909	(86.7)%

GAAP Ratios:
Net loss ratio (without catastrophes)	75.3%	65.5%	15.0%	67.8%	61.1%	11.0%
Catastrophes - effect on net loss ratio	12.0	5.2	130.8%	9.3	7.6	22.4%
Net loss ratio(1)	87.3%	70.7%	23.5%	77.1%	68.7%	12.2%
Expense ratio(2)	30.8	30.2	2.0%	30.5	30.8	(1.0)%
Combined ratio(3)	118.1%	100.9%	17.0%	107.6%	99.5%	8.1%
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
NM = Not meaningful

The following is a summary of our financial performance from continuing operations for the three- and nine-month periods ended September 30, 2017:

Results of Operations

For the three-month period ended September 30, 2017, the net loss from continuing operations was $19.1 million compared to net income from continuing operations of $11.6 million for the same period of 2016. This decrease was driven by an increase in losses and loss settlement expenses from an increase in catastrophe losses and deterioration in our core loss ratio; partially offset by an increase in net premiums earned from organic growth. Net premiums earned increased to $255.8 million compared to $239.5 million for the same period of 2016.

For the nine-month period ended September 30, 2017, the net loss from continuing operations was $0.4 million compared to net income from continuing operations of $37.1 million for the same period of 2016. The decrease in net income was driven by an increase in losses and loss settlement expenses, from an increase in catastrophe losses and deterioration in our core loss ratio; partially offset by an increase in net premiums earned from organic growth. Net premiums earned increased to $737.4 million compared to $692.0 million for the same period of 2016.

Losses and loss settlement expenses increased by $53.9 million during the three-month period ended September 30, 2017 compared to the same period of 2016, and the net loss ratio increased by 16.6 percentage points during the three-month period ended September 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in catastrophe losses and deterioration in our core loss ratio. This deterioration was primarily due to an increase in the number of severe losses in our commercial automobile line of business from the current accident year and prior period reserve development. Pre-tax catastrophe losses for the three-month period ended September 30, 2017 were $30.7 million compared to $12.5 million in the same period of 2016.

Losses and loss settlement expenses increased by $92.8 million during the nine-month period ended September 30, 2017 compared to the same period of 2016, and the net loss ratio increased by 8.4 percentage points during the nine-month period ended September 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in catastrophe losses and deterioration in our core loss ratio. This deterioration was primarily due to an increase in the number of severe losses in our commercial automobile line of business from current accident year and prior period reserve development. Pre-tax catastrophe losses for the nine-month period ended September 30, 2017 were $68.8 million compared to $52.4 million in the same period of 2016.

Investment income decreased slightly by $0.2 million and increased $3.5 million during the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016. The increase in the nine-month period ended September 30, 2017 was primarily driven by an increase in invested assets and partially due to the change in the valuation of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.

The combined ratio increased 17.2 percentage points to 118.1 percent, for the three-month period ended September 30, 2017, compared to 100.9 percent for the same period of 2016. The combined ratio increased 8.1 percentage points to 107.6 percent, for the nine-month period ended September 30, 2017, compared to 99.5 percent for the same period of 2016. The increase in the combined ratio in the three- and nine-month periods ended September 30, 2017, as compared to the same periods of 2016, was primarily attributable to an increase in the net loss ratio. The increase in net loss ratio was primarily driven by an increase in catastrophe losses and a deterioration in our core loss ratio, primarily in our commercial automobile line of business, which experienced an increase in the number of severe losses on current accident year and prior year reserve development.

The net loss ratio, a component of the combined ratio, increased by 16.6 percentage points to 87.3 percent and 8.4 percentage points to 77.1 in the three- and nine-month periods ended September 30, 2017, respectively, as compared to the same periods of 2016. The increase was primarily due to an increase in catastrophe losses and deterioration in our core loss ratio. This deterioration was primarily due to an increase in the number of severe losses in our commercial automobile line of business from prior period reserve development. Pre-tax catastrophe losses totaled $30.7 million and $68.8 million and for the three- and nine-month periods ended September 30, 2017, as compared to $12.5 million and $52.4 million in the same periods of 2016. The increase in the three- and nine-month periods ended September 30, 2017 was primarily driven by losses from hurricanes in the third quarter of 2017.

The expense ratio, a component of the combined ratio, was 30.8 percent and 30.5 percent for the three- and nine-month periods ended September 30, 2017, respectively, an increase of 0.6 percentage points and a decrease of 0.3 percentage points as compared with the same periods of 2016. The increase in the three-month period ended September 30, 2017 was due to two items: first, deterioration in the profitability of the commercial and personal auto lines of business, which accelerates the amortization of our deferred acquisition costs; and second, we have invested in a new multi-year project to upgrade our technology platform to enhance core underwriting decisions and productivity. These were both partially offset by a decrease in post-retirement benefit expenses and a decrease in contingent commission expenses.

For a detailed discussion of our investment results, refer to the "Investment Portfolio" section below.
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

2017 Development

The property and casualty insurance business experienced $3.2 million of unfavorable and $38.0 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2017, respectively. For the three-month period ended September 30, 2017 the majority of unfavorable development came from two lines, commercial automobile with $5.4 million unfavorable development and commercial liability with $3.6 million unfavorable development, which was partially offset by favorable development from two other lines, workers compensation with $4.6 million favorable development and personal fire and allied lines with $1.6 million favorable development. During the three-month period ended September 30, 2017 all other lines combined contributed $0.4 million unfavorable development. Commercial automobile and other liability were the primary sources of unfavorable development which is attributable to latent development of more severe claims than what we have historically seen which manifested itself as increased payments and less favorable changes in reserves for unpaid claims. For the nine-month period ended September 30, 2017 the majority of favorable development came from two lines, commercial liability with $37.9 million favorable development and workers compensation with $14.6 million favorable development, which was partially offset by unfavorable development from three other lines, commercial fire and allied lines with $7.1 million unfavorable development, assumed reinsurance with $6.8 million unfavorable development, and commercial automobile with $5.6 million unfavorable development. During the nine-month period ended September 30, 2017 all other lines combined contributed $5.0 million favorable development. Much of the favorable year-to-date long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than what was necessary to offset claim payments.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2017, our total reserves were within our actuarial estimates.

2016 Development

The property and casualty insurance business experienced $0.7 million and $27.1 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2016, respectively. For the three-month period ended September 30, 2016 the majority of favorable development came from two lines, workers compensation with $4.3 million of favorable development and commercial liability with $2.7 million of favorable development. This was offset by unfavorable development from two other lines, commercial auto with $4.9 million of unfavorable development and commercial fire and allied lines with $2.4 million of unfavorable development. The unfavorable development in commercial auto was driven by an increase frequency and severity from an overall increase in miles driven. The unfavorable development in commercial fire and allied lines was due to latent development on weather-related claims. During the three-month period ended September 30, 2016 all other lines combined contributed favorable development of $1.0 million. The lines of business with favorable development in the three-month period ended September 30, 2016 are primarily attributable to successful management of litigation expenses.

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

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio from continuing operations by line of business:

Three Months Ended September 30,	2017			2016
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$77,955	$50,836	65.2%	$74,784	$32,714	43.7%
Fire and allied lines	58,568	45,809	78.2	56,451	47,086	83.4
Automobile	64,470	74,161	115.0	55,111	53,330	96.8
Workers' compensation	26,387	23,357	88.5	26,766	21,772	81.3
Fidelity and surety	6,430	(485)	(7.5)	5,711	908	15.9
Miscellaneous	459	111	24.2	453	39	8.6
Total commercial lines	$234,269	$193,789	82.7%	$219,276	$155,849	71.1%

Personal lines
Fire and allied lines	$10,730	$9,077	84.6%	$10,986	$6,606	60.1%
Automobile	6,878	8,250	119.9	6,386	6,328	99.1
Miscellaneous	294	150	51.0	277	(276)	(99.6)
Total personal lines	$17,902	$17,477	97.6%	$17,649	$12,658	71.7%
Reinsurance assumed	$3,587	$11,942	NM	$2,544	$796	31.3%
Total	$255,758	$223,208	87.3%	$239,469	$169,303	70.7%
NM = Not meaningful

Nine Months Ended September 30,	2017			2016
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$228,250	$73,597	32.2%	$215,572	$101,378	47.0%
Fire and allied lines	168,506	156,702	93.0	164,503	133,823	81.3
Automobile	183,688	208,346	113.4	157,106	140,397	89.4
Workers' compensation	78,092	55,569	71.2	77,009	53,106	69.0
Fidelity and surety	18,041	207	1.1	16,221	432	2.7
Miscellaneous	1,374	278	20.2	1,292	357	27.6
Total commercial lines	$677,951	$494,699	73.0%	$631,703	$429,493	68.0%

Personal lines
Fire and allied lines	$32,300	$31,361	97.1%	$32,794	$25,442	77.6%
Automobile	20,031	22,909	114.4	18,686	16,872	90.3
Miscellaneous	860	80	9.3	808	319	39.5
Total personal lines	$53,191	$54,350	102.2%	$52,288	$42,633	81.5%
Reinsurance assumed	$6,282	$19,307	NM	$7,985	$3,442	43.1%
Total	$737,424	$568,356	77.1%	$691,976	$475,568	68.7%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 21.5 percentage points and improved 14.8 percentage points in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016. Loss ratio deterioration for the three-month period ended September 30, 2017 is primarily due to an increase in losses on commercial automobile policies with umbrella coverage resulting in an increase in claim payments for prior years, increase in reserves for current year reported claims and an increase in reserves for prior year incurred but not reported claims. Loss ratio improvement for the-nine month period ended September 30, 2017 is due to a decrease in reserves for incurred but not reported claims and a decrease in reserves for unpaid loss adjustment expense which is attributed to our continued litigation management efforts.

•
Commercial fire and allied lines - The net loss ratio improved 5.2 percentage points and deteriorated 11.7 percentage points in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016. Loss ratio improvement for the three-month period ended September 30, 2017 comes from a decrease in reserves for incurred but not reported claims for the current year which is attributable to lower than expected claim emergence from various storms that had occurred earlier in the year. Loss ratio deterioration for the-nine month period ended September 30, 2017 is due to an increase in claim payments for the current year and first previous year. In addition, the change results from an increase in frequency, with the number of claims increasing in 2017 as compared to the same periods of 2016, along with an increase in paid loss adjustment expenses.

•
Commercial automobile - The net loss ratio deteriorated 18.2 percentage points and 24.0 percentage points in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016. The change was due to an increase in the number of severe losses, which we define as losses over $500 thousand, in 2017 as compared to the same periods of 2016 along with strengthening of reserves on prior accident years and only partially due to an increase in direct paid losses in the current accident year. We are implementing many initiatives to improve the profitability of this line of business, which include pricing increases, stricter underwriting guidelines, new analytical tools and more rigorous loss control requirements.

•
Personal fire and allied lines - The net loss ratio deteriorated 24.5 percentage points and 19.5 percentage points in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016. The change results from an increase in frequency, with the number of claims increasing in 2017 as compared to the same periods of 2016.

•
Personal automobile - The net loss ratio deteriorated 20.8 percentage points and 24.1 percentage points in the three- and nine-month periods ended September 30, 2017, respectively, compared to the same periods of 2016.The change is primarily attributable to an increase in claim frequency in 2017 as compared to the same periods 2016 which resulted in increased paid loss and increased reserves for reported claims.

•
Reinsurance assumed - The net loss ratio deteriorated in both the three- and nine-month periods ended September 30, 2017 compared to the same periods of 2016.The increase in losses is primarily due to an increase of reserves for incurred but not reported claims for hurricanes that occurred late in the third quarter. An increase in paid losses also contributed to the increased loss ratios for both the three- and nine-month periods. In addition, the nine-month period is also affected by the emergence of prior year losses from the programs in which we participate, which are reported on a lag basis.

Financial Condition

Our stockholders' equity increased to $944.0 million at September 30, 2017, from $941.9 million at December 31, 2016. The increase was attributable to net income of $5.0 million and an increase in net unrealized investment gains of $38.2 million, net of tax, partially offset by stockholder dividends of $20.4 million and share repurchases of $29.8 million.

Net unrealized investment gains totaled $172.1 million as of September 30, 2017, an increase of $38.2 million, net of tax, or 28.6 percent, since December 31, 2016. The increase in net unrealized investment gains is primarily the result of a decrease in interest rates, which positively impacted the valuation of our fixed maturity security portfolio during 2017 and an increase in the fair value of our equity security portfolio.

At September 30, 2017, the book value per share of our common stock was $37.99. During the nine-month period ended September 30, 2017, 701,899 shares of common stock were repurchased under our share repurchase program at a total cost of $29.8 million and an average share price of $42.43. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,236,572 shares of our common stock as of September 30, 2017.

Discontinued Operations Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Revenues
Net premiums earned	$14,230	$20,600	$45,999	$62,878
Investment income, net of investment expenses	12,354	12,663	37,230	38,404
Net realized investment gains	296	461	3,600	1,409
Other income	174	145	498	436
Total revenues	$27,054	$33,869	$87,327	$103,127

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,506	$7,252	$30,679	$23,527
Increase in liability for future policy benefits	5,481	14,091	19,341	42,645
Amortization of deferred policy acquisition costs	2,156	1,876	5,524	5,716
Other underwriting expenses	2,444	4,527	9,452	14,630
Interest on policyholders' accounts	4,587	4,983	13,982	15,368
Total benefits, losses and expenses	$25,174	$32,729	$78,978	$101,886

Income from discontinued operations, before income taxes	$1,880	$1,140	$8,349	$1,241

Income before income taxes from our discontinued operations was $1.9 million for the three-month period ended September 30, 2017, compared to income before income taxes of $1.1 million for the same period of 2016. Year-to-date, income before income taxes from discontinued operations totaled $8.3 million compared to $1.2 million for the same nine-month period of 2016. The change in net income in both the third quarter and year-to-date was primarily due to a decrease in underwriting expenses and a smaller increase in liability for future benefits offset by a decrease in net premiums earned and an increase in losses and loss settlement expenses. The decrease in underwriting expenses was due to strategic changes made at the beginning of 2017 to increase profitability of our life products through pricing changes and restructuring of our commissions. This strategic change resulted in a decrease in net premiums earned, primarily in sales of single premium whole life policies which in turn reduced the increase in liability for future benefits. Also impacting the results was an increase in death benefits paid compared to the same periods in the prior year.

Investment Portfolio

Our invested assets from continuing operations totaled $1.8 billion at September 30, 2017, compared to $1.8 billion at December 31, 2016, an increase of $66.5 million. At September 30, 2017, fixed maturity securities and equity securities made up 82.3 percent and 15.0 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2017 is presented at carrying value in the following table:

	Continuing Operations		Discontinued Operations
	Property & Casualty Insurance		Life Insurance		Total
		Percent		Percent		Percent
(In Thousands, Except Ratios)		of Total		of Total		of Total
Fixed maturities (1)
Held-to-maturity	$150	—%	$38	—%	$188	—%
Available-for-sale	1,498,662	81.5	1,426,991	96.8	2,925,653	88.3
Trading securities	13,673	0.7	—	—	13,673	0.4
Equity securities
Available-for-sale	269,341	14.7	22,616	1.5	291,957	8.8
Trading securities	6,330	0.4	—	—	6,330	0.2
Mortgage loans	—	—	3,504	0.2	3,504	0.1
Policy loans	—	—	5,770	0.4	5,770	0.2
Other long-term investments	49,966	2.7	16,299	1.1	66,265	2.0
Short-term investments	175	—	—	—	175	—
Total	$1,838,297	100.0%	$1,475,218	100.0%	$3,313,515	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At both September 30, 2017 and December 31, 2016, we classified $1.5 billion, or 99.1 percent, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2017 and December 31, 2016, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating for both continuing and discontinued operations at September 30, 2017 and December 31, 2016. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2017		December 31, 2016
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$867,490	29.5%	$782,329	26.9%
AA	848,295	28.8	857,946	29.4
A	616,366	21.0	651,696	22.4
Baa/BBB	551,478	18.8	554,475	19.0
Other/Not Rated	55,885	1.9	66,268	2.3
	$2,939,514	100.0%	$2,912,714	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations decreased by 1.7 percent and increased 10.1 percent, respectively, in the three- and nine-month periods ended September 30, 2017, compared with the same periods of 2016. The increase in the nine-month period ended September 30, 2017 was primarily due to an increase in invested assets and changes in value of our investments in limited liability partnerships as compared to the same period in 2016. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2017, the change in value of our investments in limited liability partnerships from continuing operations resulted in investment income of $2.0 million and $3.3 million, respectively, as compared to an increase of $3.6 million and $2.5 million in investment income, respectively, in the same periods of 2016. This resulted in an decrease of $1.6 million and an increase of $0.8 million in investment income in the three- and nine-month periods ended September 30, 2017, respectively.
Our net realized investment gains from continuing operations were $0.1 million and $3.4 million, respectively, during the three- and nine-month periods ended September 30, 2017, as compared with $2.1 million and $4.8 million, respectively, in the same periods of 2016.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2017 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2017 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three- and nine-month periods ended September 30, 2017 and 2016, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses in 2017 and 2016 from continuing and discontinued operations:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2017	2016
Cash provided by (used in)
Operating activities	$116,296	$128,069
Investing activities	(4,361)	(20,024)
Financing activities	(93,427)	(73,550)
Net increase in cash and cash equivalents	$18,508	$34,495
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the nine-month periods ended September 30, 2017 and 2016 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $116.3 million and $128.1 million for the nine-month periods ended September 30, 2017 and 2016, respectively. Cash flows from discontinued operations provided by operating activities totaled $23.8 million and $46.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.9 billion, or 59.1 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2017, our cash and cash equivalents included $13.9 million related to these money market accounts, compared to $16.8 million at December 31, 2016.
Net cash flows used in investing activities was $4.4 million and $20.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively. For the nine-month periods ended September 30, 2017 and 2016, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $142.7 million and $264.2 million, respectively. For the nine-month periods ended September 30, 2017 and 2016, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from discontinued operations of $96.5 million and $171.1 million, respectively.
Our cash outflows for investment purchases from continuing operations were $167.0 million for the nine-month period ended September 30, 2017, compared to $315.8 million for the same period of 2016. Our cash outflows for investment purchases from discontinued operations were $65.0 million for the nine-month period ended September 30, 2017, compared to $133.4 million for the same period of 2016.
Financing Activities
Net cash flows used in financing activities were $93.4 million and $73.6 million for the nine-month periods ended September 30, 2017 and 2016, respectively. The increase is due to repurchases of common stock, an increase in the payment of cash dividends and a decrease in the issuance of common stock in the nine-month period ended September 30, 2017, compared to the same period of 2016.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of September 30, 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9 "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $20.4 million and $18.2 million in the nine-month periods ended September 30, 2017 and 2016, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2017, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $27.1 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased 0.2 percent to $944.0 million at September 30, 2017, from $941.9 million at December 31, 2016. The increase was primarily attributable to net income of $5.0 million and an increase in net unrealized investment gains of $38.2 million, net of tax, during the first nine months of 2017, partially offset by shareholder dividends of $20.4 million and share repurchases of $29.8 million. At September 30, 2017, the book value per share of our common stock was $37.99 compared to $37.04 at December 31, 2016.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $3.7 million at September 30, 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
ISO catastrophes	$25,628	$10,517	$62,170	$49,686
Non-ISO catastrophes (1)	5,077	2,014	6,596	2,711
Total catastrophes	$30,705	$12,531	$68,766	$52,397
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2017, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2017 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2017:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2017 - 7/31/2017	4,904	$43.00	4,904	2,436,959
8/1/2017 - 8/31/2017	127,387	42.41	127,387	2,309,572
9/1/2017 - 9/30/2017	73,000	40.92	73,000	2,236,572
Total	205,291	$41.89	205,291
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of September 30, 2017 we remained authorized to repurchase 2,236,572 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
2.1†
Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at September 30, 2017 (unaudited) and December 31, 2016; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2017; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 8, 2017	November 8, 2017
(Date)	(Date)