Form 10-K
period 2017-12-31
UNITED FIRE GROUP INC
filed 2018-02-28
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2017
OR
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or a emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $1.0 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 26, 2018, 24,912,137 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 16, 2018.

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

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses and our life insurance reserve for future policy benefits;

•	Geographic concentration risk in both our property and casualty insurance and life insurance businesses;

•	The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

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
Reportable Segments and Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare US Holdings, Inc. ("Kuvare"). As a result, our life insurance business, previously a separate segment, has been considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations are now reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Note 17 "Discontinued Operations".
Our property and casualty insurance business is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed reinsurance. All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement. On July 1, 2015, UFG Specialty Insurance Company entered the pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Our life insurance business consists solely of the operations of United Life Insurance Company. Our life insurance business is comprised of deferred and immediate fixed annuities, universal life insurance products and traditional life insurance products.
Employees
As of December 31, 2017, we employed 1,164 full-time employees and 16 part-time employees. We are not a party to any collective bargaining agreement.
Available Information
We provide free and timely access to all our reports filed with the SEC in the Investor Relations section of our website at www.ufginsurance.com. Under the "Investors" tab, select "Financial Documents" and then, select "SEC

Filings" to view the list of our SEC filings, which includes annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC.
Our Code of Ethics and Business Conduct is also available at www.ufginsurance.com in the Investor Relations section. To view it, under the "Investors" tab, select "Governance Documents" and then "Code of Ethics and Business Conduct."
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional offices: (1) Westminster, Colorado, a suburb of Denver; (2) Webster, Texas, a suburb of Houston; (3) Pennington, New Jersey; (4) Phoenix, Arizona; and (5) Rocklin, California. We are represented through approximately 1,200 independent property and casualty agencies and by approximately 1,600 independent life agencies.
Continuing Operations - Property and Casualty Insurance Business
In 2017, 2016 and 2015 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2017	2016	2015	2017	2016	2015
Texas	$178,314	$156,926	$142,485	16.7%	15.6%	15.4%
California	123,285	117,669	109,420	11.6	11.7	11.8
Iowa	100,826	105,948	99,949	9.5	10.5	10.8
Missouri	64,746	58,964	53,867	6.1	5.9	5.8
Colorado	53,981	47,678	45,805	5.1	4.7	4.9
Minnesota	50,432	51,033	44,993	4.7	5.1	4.9
New Jersey	49,305	52,232	50,979	4.6	5.2	5.5
Illinois	41,042	43,666	43,381	3.9	4.3	4.7
Louisiana	39,849	38,219	36,594	3.7	3.8	3.9
All Other States	363,427	333,788	299,027	34.1	33.2	32.3
Direct Statutory Premiums Written	$1,065,207	$1,006,123	$926,500	100.0%	100.0%	100.0%

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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $15.1 million in 2018, based on profitable business produced by the agencies in 2017. In 2017 for 2016 business, agencies received $16.1 million in profit-sharing payments and in 2016 for 2015 business, agencies received $21.2 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average duration of employment of approximately 10.1 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Discontinued Operations - Life Insurance Business
Our life insurance subsidiary markets its products primarily in the Midwest, East Coast and West. In 2017, 2016 and 2015 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2017	2016	2015	2017	2016	2015
Iowa	$40,773	$41,559	$47,616	32.5%	30.1%	32.6%
Wisconsin	14,897	12,578	12,513	11.9	9.1	8.6
Minnesota	12,201	14,289	13,269	9.7	10.3	9.1
Illinois	10,872	12,481	16,128	8.7	9.0	11.0
Nebraska	10,197	10,351	9,334	8.1	7.5	6.4
All Other States	36,581	47,014	47,236	29.1	34.0	32.3
Direct Statutory Premiums Written	$125,521	$138,272	$146,096	100.0%	100.0%	100.0%

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

To attract and maintain relationships with our independent life insurance agencies, we offer competitive commission rates and other sales incentives. Our life insurance business achieves a competitive advantage by offering products that are simple and straightforward, by providing outstanding customer service, by being accessible to our agents and customers, and by using technology in a variety of ways to assist our agents and improve the delivery of service to our policyholders.
OPERATING SEGMENTS
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare. As a result, our life insurance business, previously a separate segment, has been considered held for sale and reported as discontinued operations in the Consolidated Financial Statements. Subsequent to the announcement of this sale, our continuing operations are now reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval.
For more information specific to continuing and discontinued operations, including products, pricing and seasonality of premiums written is incorporated by reference from, refer to Note 10 "Segment Information" and Note 17 "Discontinued Operations" contained in Part II, Item 8, "Financial Statements and Supplementary Data.
Additionally, for a detailed discussion of our operating results by continuing operations and discontinued operations, refer to the "Consolidated Results of Operations" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

REINSURANCE
Incorporated by reference from Note 4 "Reinsurance" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
RESERVES
Continuing Operations - Property and Casualty Insurance Business
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
Discontinued Operations - Life Insurance Business
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
For further discussion of our life insurance reserves, refer to the "Critical Accounting Policies" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the "Market Information" section of Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities," and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2017.
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
Exiting Geographic Markets; Canceling and Nonrenewing Policies
Most states regulate our ability to exit a market. For example, states limit, to varying degrees, our ability to cancel and non-renew insurance policies. Some states prohibit us from withdrawing one or more types of insurance business from the state, except upon prior regulatory approval. Regulations that limit policy cancellation and non-renewal may restrict our ability to exit unprofitable markets.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2017, all of our insurance companies had capital in excess of the required levels.
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

Various legislative and regulatory efforts to reform the tort liability system have impacted and will continue to impact our industry. Although there has been some tort reform with positive impact to the insurance industry, new causes of action and theories of damages continue to be proposed in state court actions or by federal or state legislatures that continue to expand liability for insurers and their policyholders. For example, some state legislatures have from time-to-time considered legislation addressing direct actions against insurers related to bad faith claims. As a result of this unpredictability in the law, insurance underwriting is expected to continue to be difficult in commercial lines, professional liability and other specialty coverages.
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

EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	56	President and Chief Executive Officer
Michael T. Wilkins	54	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	51	Senior Vice President and Chief Financial Officer
Barrie W. Ernst	63	Vice President and Chief Investment Officer
Neal R. Scharmer	61	Vice President, General Counsel and Corporate Secretary
Michael J. Sheeley	57	Vice President and Chief Operating Officer, United Life Insurance Company

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
Our geographic concentration in both our property and casualty insurance and life insurance businesses ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 49.0 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2017: Texas (16.7 percent), California (11.6 percent), Iowa (9.5 percent), Missouri (6.1 percent) and Colorado (5.1 percent). The following states provided 70.9 percent of the direct statutory premiums written for the life insurance business in 2017: Iowa (32.5 percent), Wisconsin (11.9 percent), Minnesota (9.7 percent), Illinois (8.7 percent) and Nebraska (8.1 percent).
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
Our results of operations, financial position and liquidity are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. As a result of such conditions, our policyholders may choose to defer paying insurance premiums or stop paying insurance premiums altogether. In addition, we may experience an elevated incidence of claims and lapses or surrenders of policies causing a change in our exposure.
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
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (98.1% at December 31, 2017) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (88.5 percent at December 31, 2017) consists of fixed income securities, primarily corporate and municipal bonds (69.9 percent at December 31, 2017). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.
Fluctuations in interest rates may cause increased surrenders and withdrawals from our life insurance and annuity products. In periods of rising interest rates, or if long-term interest rates rise dramatically within a very short time period, certain portions of our life insurance and annuities businesses may be exposed to disintermediation risk, which refers to the risk that surrenders and withdrawals of life insurance policies and annuity contracts, along with policy loans, may increase as policyholders seek to buy products with perceived higher rates of return. This may require us to liquidate assets in an unrealized loss position. Due to the long-term nature of the liabilities associated with certain portions of our life insurance business, sustained declines in long-term interest rates may subject us to reinvestment risks and increased hedging costs. In other situations, a sudden change in interest rates may result in an unexpected change in the duration of certain life insurance liabilities, creating asset and liability duration mismatches.
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

Our fixed maturity investment portfolio is invested substantially in state, municipal and political subdivision bonds. Our fixed maturity investment portfolio could be subject to default or impairment, in particular:

•	States and local governments have been operating under deficits or projected deficits which may have an impact on the valuation of our municipal bond portfolio.

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (31.9 percent at December 31, 2017) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.
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

The Tax Cuts and Jobs Act enacted on December 22, 2017 (the "Tax Act") may negatively impact parts of our business. In addition, we benefit from certain tax items, including but not limited to, tax-exempt bond interest, dividends-received deductions, tax credits (such as foreign tax credits) and insurance reserve deductions. From time to time, the U.S. Congress, as well as foreign, state and local governments, considers legislation that could reduce or eliminate the benefits associated with these tax items. Recent federal tax reform may negatively impact our ability to take deductions that we made in the past. We continue to evaluate the impact of recent tax reform. Also, recent changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2017, we ceded premiums written of $61.3 million to our reinsurers.
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
If a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2008 and 2016, both by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Ike in 2008 and Hurricane Harvey in 2017 that affected our Gulf Coast regional office in Galveston, Texas. It was also tested, to a lesser extent, by Super Storm Sandy in 2012 that affected our East Coast regional office in Pennington, New Jersey.

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
If the satisfaction of the conditions precedent to the consummation of the sale of our life insurance subsidiary are not met, including the receipt of regulatory approvals, it may diminish the value of our common stock
On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life Insurance Company, to Kuvare. This agreement contains several conditions precedent that must be satisfied prior to closing, including planning for the separation and migration of information technology systems and business operations. Further, the Iowa Insurance Division must approve Kuvare's acquisition of United Life Insurance Company. Failure to complete the transaction could adversely affect market prices for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 182,000 square feet of office and building space that is ready to occupy. We are in the process of constructing improvements to our Cedar Rapids facilities. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2017 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 26, 2018, there were 814 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2017, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $35.7 million in dividend payments without prior regulatory approval.
The table in the following section shows the quarterly cash dividends declared in 2017 and 2016. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds and there can be no assurance that we will continue to pay such dividends or the amount of such dividends.
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

	Share Price		Cash Dividends Declared per share
	High	Low
2017
Quarter Ended:
March 31	$49.93	$40.19	$0.25
June 30	45.80	41.38	0.28
September 30	46.83	38.98	0.28
December 31	49.74	44.10	0.28
Year-end closing share price: $45.58

2016
Quarter Ended:
March 31	$44.43	$35.16	$0.22
June 30	45.75	39.12	0.25
September 30	44.00	40.37	0.25
December 31	50.75	37.54	0.25
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/17 - 1/31/17	—	$—	—	2,938,471
2/1/17 - 2/28/17	12,000	41.85	12,000	2,926,471
3/1/17 - 3/31/17	122,981	42.66	122,981	2,803,490
4/1/17 - 4/30/17	140,821	42.50	140,821	2,662,669
5/1/17 - 5/31/17	200,624	42.78	200,624	2,462,045
6/1/17 - 6/30/17	20,182	42.94	20,182	2,441,863
7/1/17 - 7/31/17	4,904	43.00	4,904	2,436,959
8/1/17 - 8/31/17	127,387	42.41	127,387	2,309,572
9/1/17 - 9/30/17	73,000	40.92	73,000	2,236,572
10/1/17 - 10/31/17	—	—	—	2,236,572
11/1/17 - 11/30/17	—	—	—	2,236,572
12/1/17 - 12/31/17	—	—	—	2,236,572
Total	701,899		701,899
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of December 31, 2017 we remained authorized to repurchase 2,236,572 shares of common stock.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2012 through December 31, 2017, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2012 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
United Fire Group, Inc.	$100.00	$134.52	$143.38	$189.66	$248.99	$236.64
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
S&P 600 P&C Index	100.00	127.45	134.01	153.98	192.74	210.30
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

(In Thousands, Except Per Share Data)
As of and for the years Ended December 31	2017	2016	2015	2014	2013
Balance Sheet Data:
Total cash and investments - continuing operations	$1,984,495	$1,860,978	$1,737,161	$1,621,356	$1,521,534
Total assets
Continuing operations	2,597,297	2,449,140	2,280,674	2,127,623	1,995,069
Assets held for sale	1,586,134	1,605,618	1,609,702	1,729,066	1,725,603
Total assets	4,183,431	4,054,758	3,890,376	3,856,689	3,720,672
Losses and loss settlement expenses	1,224,183	1,123,896	1,003,895	969,437	960,651
Unearned premiums - continuing operations	465,391	443,802	414,971	378,635	340,387
Total liabilities
Continuing operations	1,862,923	1,722,651	1,606,869	1,540,416	1,435,222
Liabilities held for sale	1,347,135	1,390,223	1,404,610	1,498,858	1,502,617
Total liabilities	3,210,058	3,112,874	3,011,479	3,039,274	2,937,839
Net unrealized investment gains, after tax	214,865	133,892	128,369	149,623	116,601
Repurchase of United Fire Group, Inc. common stock	(29,784)	(3,746)	(2,423)	(12,942)	(1,644)
Total stockholders' equity	973,373	941,884	878,897	817,415	782,833
Book value per share	39.06	37.04	34.94	32.67	30.87
Income Statement Data from Continuing Operations:
Revenues
Net premiums earned	$997,492	$936,131	$851,695	$766,939	$694,192
Investment income, net of investment expenses	51,190	55,284	46,559	44,236	46,332
Net realized investment gains	4,055	4,947	1,124	4,177	6,261
Other income (loss)	—	—	(107)	911	88
Revenues	1,052,737	996,362	899,271	816,263	746,873
Losses and loss settlement expenses	725,713	652,433	520,087	509,811	437,354
Amortization of deferred policy acquisition costs	207,746	202,892	180,183	161,310	147,175
Other underwriting expenses	103,628	83,540	83,631	79,117	73,626
Net income	44,870	49,918	85,320	52,376	67,456
Combined ratio(1)	104.0%	100.3%	92.0%	97.8%	94.8%
Income Statement Data from Discontinued Operations:
Net premiums earned	$61,368	$87,270	$79,195	$61,391	$60,654
Investment income	49,720	51,538	54,222	60,373	66,467
Revenues	115,713	140,585	135,647	125,631	130,169
Losses and loss settlement expenses	40,451	31,365	29,001	26,432	21,461
Increase in liability for future policy benefits	27,632	59,969	50,945	36,623	37,625
Other underwriting expenses	13,281	19,881	19,306	15,754	16,235
Interest on policyholders' accounts	18,525	20,079	23,680	30,245	35,163
Net income	6,153	786	3,806	6,761	8,684

Earnings Per Share Data:
Continuing operations:
Basic earnings per common share	$1.79	$1.94	$3.41	$2.07	$2.67
Diluted earnings per common share	1.75	1.90	3.38	2.05	2.64
Discontinued operations:
Basic earnings per common share	0.24	0.03	0.15	0.27	0.34
Diluted earnings per common share	0.24	0.03	0.15	0.27	0.34

Other Supplemental Data:
Cash dividends declared per common share	$1.09	$0.97	$0.86	$0.78	$0.69

(1)	The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.

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

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", "our") and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,200 independent agencies. Our life insurance subsidiary is licensed in 37 states and is represented by approximately 1,600 independent agencies.
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare. As a result, our life insurance business has been considered held for sale and accounted for as discontinued operations in the Consolidated Financial Statements of Cash Flows. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Part II, Item 8, Note 17 "Discontinued Operations."

Reportable Segments

Prior to the announcement of the sale of our life insurance business, we have historically reported our operations in two business segments, each with a wide range of products:

•	property and casualty insurance, which includes commercial lines insurance, personal lines insurance and assumed reinsurance; and

•	life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life) insurance products.

We manage these businesses separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

Subsequent to the announcement of the sale of our life insurance business on September 19, 2017, we operate and report one business segment, which contains our continuing operations. Our life insurance business is considered held for sale and reported as discontinued operations throughout this Form 10-K, unless otherwise noted. For more information, refer to Part II, Item 8, Note 10. "Segment Information".
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
Geographic Concentration
For 2017, approximately 49.0 percent of our property and casualty statutory direct premiums written were written in Texas, California, Iowa, Missouri and Colorado.
Sources of Revenue and Expense
We evaluate profit or loss based upon operating and investment results. Profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders' accounts.
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
Catastrophe losses is a commonly used non-GAAP financial measure which utilizes the designations of the Insurance Services Office ("ISO") and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes of our financial results that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance business, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2017	2016	2015
ISO catastrophes	$66,421	$57,932	$25,380
Non-ISO catastrophes (1)	7,618	3,299	6,933
Total catastrophes	$74,039	$61,231	$32,313
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2017	2016
(In Thousands)	2017	2016	2015	vs. 2016	vs. 2015
Revenues
Net premiums earned	$997,492	$936,131	$851,695	6.6%	9.9%
Investment income, net of investment expenses	51,190	55,284	46,559	(7.4)	18.7
Net realized investment gains	4,055	4,947	1,124	(18.0)	340.1
Other income (loss)	—	—	(107)	—	(100.0)
Total revenues	$1,052,737	$996,362	$899,271	5.7%	10.8%

Benefits, losses and expenses
Losses and loss settlement expenses	$725,713	$652,433	$520,087	11.2%	25.4%
Amortization of deferred policy acquisition costs	207,746	202,892	180,183	2.4	12.6
Other underwriting expenses	103,628	83,540	83,631	24.0	(0.1)
Total benefits, losses and expenses	$1,037,087	$938,865	$783,901	10.5%	19.8%

Income from continuing operations before income taxes	$15,650	$57,497	$115,370	(72.8)%	(50.2)%
Federal income tax expense (benefit)	(29,220)	8,379	30,050	NM	(72.1)%
Net income from continuing operations	$44,870	$49,118	$85,320	(8.6)%	(42.4)%
Income from discontinued operations, net of tax	$6,153	$786	3,806	NM	(79.3)%
Net income	$51,023	$49,904	$89,126	2.2%	(44.0)%

GAAP Ratios:
Net loss ratio (without catastrophes)	65.4%	63.2%	57.2%	3.5%	10.5%
Catastrophes - effect on net loss ratio	7.4%	6.5%	3.8%	13.8%	71.1%
Net loss ratio(1)	72.8%	69.7%	61.0%	4.4%	14.3%
Expense ratio(2)	31.2%	30.6%	31.0%	2.0%	(1.3)%
Combined ratio(3)	104.0%	100.3%	92.0%	3.7%	9.0%
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

In 2017, our net income benefited from the Tax Act, which resulted in a tax benefit of $21.9 million for the year. Income from continuing operations before income taxes decreased 72.8 percent, from 2016, primarily driven by an 11.2 percent increase in losses and loss settlement expenses due to an increase in catastrophe losses and deterioration of our core loss ratio. A portion of this deterioration was driven by an increase in large losses, which we define as losses greater than $500 thousand, in our commercial automobile lines of business in the first three quarters of 2017. Also contributing to the decrease in income from continuing operations before income taxes was an increase in other underwriting expenses due to a deterioration in the profitability of the commercial and personal auto lines of business, which limits the amount of expenses which can be deferred into our deferred acquisition costs, partially offset by a decrease in post-retirement benefit expenses. These increases were partially offset by a 6.6 percent increase in net premiums earned.
In 2016, the decrease in net income was driven by a 25.4 percent increase in losses and loss settlement expenses due to an increase in catastrophe losses and deterioration of our core loss ratio. A portion of this deterioration was driven by an increase in large losses, which we define as losses greater than $500 thousand, in the commercial automobile and commercial fire & allied lines of business. The increase in losses and loss settlement expenses was partially offset by a 9.9 percent increase in net premiums earned.
Premiums from continuing operations
The following table shows our premiums written and earned for 2017, 2016 and 2015:

				% Change
(In Thousands)				2017	2016
Years ended December 31,	2017	2016	2015	vs. 2016	vs. 2015
Direct premiums written	$1,065,207	$1,006,123	$926,500	5.9%	8.6%
Assumed premiums written	15,179	16,834	18,290	(9.8)	(8.0)
Ceded premiums written	(61,273)	(57,988)	(56,916)	5.7	1.9
Net premiums written(1)	$1,019,113	$964,969	$887,874	5.6%	8.7%
Less: change in unearned premiums	(21,588)	(28,829)	(36,336)	25.1	20.7
Less: change in prepaid reinsurance premiums	(33)	(9)	157	(266.7)	(105.7)
Net premiums earned	$997,492	$936,131	$851,695	6.6%	9.9%
(1) Net premiums written: Net premiums written is a non-GAAP measure. While not a substitute for any GAAP measure of performance, net premiums written is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Net premiums written are the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Management believes net premiums written are a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net premiums written for an insurance company consists of direct premiums written and reinsurance assumed, less reinsurance ceded. Net premiums earned is calculated on a pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of insurance policy in force. The difference between net premiums earned and net premiums written is the change in unearned premiums and change in prepaid reinsurance premiums.
Net Premiums Written
Net premiums written comprise direct and assumed premiums written, less ceded premiums written. Direct premiums written are the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance business. Assumed premiums written are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Ceded premiums written is the portion of direct premiums written that we cede to our reinsurers under our reinsurance contracts. Net premiums earned are recognized ratably over the life of a policy and differ from net premiums written, which are recognized on the effective date of the policy.
Direct Premiums Written
Direct premiums written increased $59.1 million in 2017 as compared to 2016 due to organic growth from a combination of new business and geographical expansion. Written and earned premium growth were within management's expectations of 4 percent to 6 percent growth.
Direct premiums written increased $79.6 million in 2016 as compared to 2015 due to organic growth from a combination of new business and geographical expansion.

Assumed Premiums Written
Assumed premiums written decreased $1.7 million in 2017 as compared to 2016 is due to a drop in reinsurance rates. In 2017, we renewed our participation in all of our assumed programs.
Assumed premiums written decreased $1.5 million in 2016 as compared to 2015 due to a drop in reinsurance rates. In 2016, we renewed our participation in all of our assumed programs.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2017, we ceded 5.7 percent more premiums to reinsurers as a result of continued growth in direct premiums written offset by declining ceded reinsurance rates. For 2016, we ceded 1.9 percent more premiums to reinsurers as a result of continued growth in direct premiums written offset by declining ceded reinsurance rates.
Losses and Loss Settlement Expenses from continuing operations
Catastrophe Exposures
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters, along with man-made exposures to losses resulting from, without limitation, acts of war, acts of terrorism and political instability. Such events result in insured losses that can be, and may continue to be, a material factor in our results of operations and financial position, as the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. Because the level of insured losses that may occur in any one year cannot be accurately predicted, these losses contribute to fluctuations in our year-to-year results of operations and financial position. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. Our property and casualty insurance business experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses, which generally are highest in the second and third quarters. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
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
Catastrophe Losses
In 2017, our pre-tax catastrophe losses were $74.0 million, an increase as compared to $61.2 million and an increase as compared to $32.3 million in 2016 and 2015, respectively. In 2017, the increase in catastrophe losses is primarily due to hurricanes (Harvey, Irma, Maria) in the third quarter and destructive California wildfires in the second half of the year. In 2017, our catastrophe losses included 50 catastrophes and our largest single pre-tax catastrophe loss totaled $9.0 million. Catastrophe losses in 2017 added 7.4 percentage points to the combined ratio, which is slightly above our historical 10-year average of 7.3 percentage points.
The increase in catastrophe losses in 2016 was primarily due to the number of catastrophes and an increase in severity. In 2016, our catastrophe losses included 41 catastrophes, where our largest single pre-tax catastrophe loss totaled $10.4 million. Catastrophe losses in 2016 added 6.5 percentage points to the combined ratio.
Catastrophe Reinsurance
In 2017, 2016 and 2015, we did not exceed our catastrophe reinsurance retention level of $20.0 million per event.
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

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2017:

Name of Reinsurer	A.M. Best	S&P Rating
Arch Reinsurance Company	A+	A+
Aspen Insurance UK Limited	A	A
Everst Re	A+	A+
FM Global	A+	N/A
General Reinsurance Corporation	A++	AA
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
Munich Re	A+	AA-
Odyssey Re	A	A-
Partner Re(1)(2)	A	A+
QBE Reinsurance Corporation (1)	A	A+
R&V Versicherung AG (2)	N/A	AA-
Renaissance Re	A+	AA-
SCOR Reinsurance Company(1)(2)	A+	AA-
Toa Re	A	A+
Tokio Millennium Re Ltd	A++	A+
Transatlantic Re	A+	A+

(1)	Primary reinsurers participating in the property and casualty excess of loss programs.

(2)	Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. In January 2015, TRIPRA was signed into law. TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2017 and remains the same for 2018. Our TRIPRA deductible was $121.5 million for 2017 and our TRIPRA deductible will be $126.1 million for 2018. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2017 Results
In 2017, our losses and loss settlement expenses were 11.2 percent percent higher than 2016 and our net loss ratio increased 3.1 points due to an increase in catastrophe losses, which accounted for 0.9 percentage points of the increase, and an increase in large losses over $500 thousand in our commercial automobile lines of business in the first three quarters of 2017 and an increase in losses in our personal lines of business, primarily in personal auto and fire and allied lines of business. Catastrophe losses increased to $74.0 million in both our direct business and assumed reinsurance business as compared to $61.2 million in 2016.
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
2015 Results
In 2015, our losses and loss settlement were impacted by a better performing book of business and lower catastrophe losses in both our direct business and assumed reinsurance business.
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

2017 Development

The property and casualty insurance business experienced $54.3 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2017. The majority of favorable development came from two lines, commercial liability with $35.1 million favorable development and workers compensation with $19.2 million favorable development, partially offset by $6.3 million of unfavorable development for assumed reinsurance. All other lines combined $6.3 million favorable development with no single line experiencing more than $3.7 million of development, either favorable or unfavorable. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The favorable workers compensation development is due to the combination of reductions in reserves for reported claims and reductions in reserves for incurred but not reported claims for both loss and loss adjustment expense.

2016 Development

The property and casualty insurance business experienced $31.2 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2016. The majority of favorable development came from two lines: commercial liability with $25.4 million of favorable development and workers compensation with $12.2 million of favorable development. The favorable development was offset by unfavorable development from commercial fire & allied lines with $6.4 million of unfavorable development and commercial automobile with $5.5 million of unfavorable development. During the twelve-month period ended December 31, 2016 all other lines combined development was $5.5 million of favorable development. The favorable development for the year ended December 31, 2016, is attributable to reductions in reserves for loss adjustment expense which continues to benefit from successful management of litigation expenses.

2015 Development

The property and casualty insurance business experienced $40.4 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2015. Three lines in aggregate accounted for a majority of the favorable development. The largest single contributor was long-tail liability with $23.0 million of favorable development followed by workers' compensation with $22.1 million of favorable development and auto physical damage with $4.4 million of favorable development for the year ended December 31, 2015. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims combined with continued successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. The favorable development was partially offset by adverse development, the majority coming from three lines which included property with $5.6 million of adverse development from an increase in severity and frequency of losses, assumed reinsurance with $8.1 million of adverse development due to prior year development of catastrophe losses and commercial auto liability with $2.8 million of adverse development due to an increase in frequency of losses in the year ended December 31, 2015. No other single line of business contributed a significant portion of the total development.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2017, 2016 and 2015:

Years ended December 31,	2017			2016			2015
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$306,480	$121,054	39.5%	$289,982	$130,748	45.1%	$261,303	$130,904	50.1%
Fire and allied lines	227,711	178,768	78.5	221,758	176,961	79.8	202,375	128,479	63.5
Automobile	250,465	266,272	106.3	214,009	211,882	99.0	185,970	152,558	82.0
Workers' compensation	104,166	71,053	68.2	103,605	74,051	71.5	95,672	47,106	49.2
Fidelity and surety	24,981	2,206	8.8	22,507	222	1.0	21,362	2,001	9.4
Other	1,829	312	17.1	1,745	498	28.5	2,158	428	19.8
Total commercial lines	$915,632	$639,665	69.9%	$853,606	$594,362	69.6%	$768,840	$461,476	60.0%

Personal lines
Fire and allied lines	$43,005	$34,503	80.2%	$43,463	$27,402	63.0%	$44,075	$28,815	65.4%
Automobile	27,046	28,997	107.2	25,207	23,123	91.7	24,120	17,817	73.9
Other	1,159	268	23.1	1,090	260	23.9	1,021	296	29.0
Total personal lines	$71,210	$63,768	89.5%	$69,760	$50,785	72.8%	$69,216	$46,928	67.8%
Reinsurance assumed	$10,650	$22,280	209.2%	$12,765	$7,286	57.1%	$13,639	$11,683	85.7%
Total	$997,492	$725,713	72.8%	$936,131	$652,433	69.7%	$851,695	$520,087	61.0%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 69.9 percent in 2017 compared to 69.6 percent in 2016 and 60.0 percent in 2015. The net loss ratio in 2017 was comparable to 2016 with an increase in the commercial auto loss ratio and fidelity and surety loss ratio and decreases in other liability and workers compensation. The change in 2016 as compared to 2015 was primarily the result of an increase in catastrophe losses and large losses, which we define as losses greater than $500 thousand, in our commercial automobile and commercial fire & allied lines of business.
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
Construction Defect Losses
Incurred losses from construction defect claims were $15.7 million in 2017 compared to $10.4 million and $3.6 million in 2016 and 2015, respectively. At December 31, 2017, we had $34.4 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 1,857 claims. In comparison, at December 31, 2016, we had reserves of $22.3 million, excluding IBNR reserves, consisting of 1,382 claims. The increase in the incurred losses is due to an improved economic environment which increased construction activity in 2017. Our West Coast and Rocky Mountain regions continue to be the origin of the majority of the construction defect claim activity. The increase in reserves at December 31, 2017 is due to a increase in open claim counts.
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
The net loss ratio in 2017 as compared to 2016 improved slightly, decreasing 1.3 percentage points. The improvement comes from a decrease in reserves for incurred but not reported claims for the current year in the second half of 2017, which is attributable to lower than expected claim emergence from various storms that had occurred earlier in the year. The deterioration in the net loss ratio in 2016 as compared to 2015 was primarily attributable to an increase in severity in commercial fire losses and an increase in catastrophe losses.
Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or underinsured motorists and the legal costs of defending the insured against lawsuits. The deterioration in our commercial automobile insurance line in 2017 as compared to 2016 was due to an increase in the number of severe losses of claims in the first three quarters of 2017. The deterioration in our commercial automobile insurance line in 2016 as compared to 2015 was due to an increase in frequency and severity of claims in 2016 due to an increase in miles driven by commercial vehicles.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The improvement in our workers' compensation line of business in 2017 as compared to 2016 was due to the presence of relatively stronger claim reserves for prior accident years. As claims were paid and closed the release of reserves for reported claims was more than sufficient to offset claim payments. The deterioration in our workers' compensation line of business in 2016 as compared to 2015 was due to an increase in severity of claims of over $0.1 million and a decrease in favorable reserves development on prior year claims.
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

In 2017, the change in the loss ratio was primarily due to claims from a large contractor’s bankruptcy which occurred during the fourth quarter. In 2016, the change in the loss ratio was primarily due to salvage and subrogation received in the second quarter of 2016.

During 2017 the claims from the large contractor’s bankruptcy will, in aggregate, exceed our $1.5 million reinsurance retention level. During 2016 there was one claim that exceeded our $1.5 million reinsurance retention level. During 2015, there were two claims that exceeded our $1.5 million surety excess of loss reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. In 2017 our net loss ratio deteriorated 16.7 percentage points as compared to 2016. The 2017 deterioration is attributable to increased frequency and severity for personal automobile as well as an increase in the volume of claims from homeowners. In 2016, the net loss ratio deteriorated 5.0 percentage points as compared to 2015, primarily attributable to an increase in claim frequency in our personal automobile line due to an increase in catastrophe losses.
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
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio deteriorated in 2017 primarily due to expected claims from three hurricanes (Harvey, Irma, and Maria) as well as expected claims from California wildfires. The net loss ratio improved in 2016 due to an increase in favorable reserve development on prior year claims and from a decrease in catastrophe losses assumed.

In 2017 and 2016, we renewed our participation in all of our assumed programs. In 2015, we renewed our participation in all of our assumed programs and added one new program to our portfolio.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 31.2 percent, 30.6 percent and 31.0 percent for 2017, 2016, and 2015, respectively. The underwriting expense ratio increased in 2017 primarily due to a deterioration in the profitability of the commercial and personal auto lines of business, which limits the amount of expenses which can be deferred into our deferred acquisition costs, partially offset by a decrease in post-retirement benefit expenses.
The underwriting expense ratio improved in 2016 due to a decrease in post-retirement benefit costs and contingent commission expenses.

Discontinued Operations Results

	Years Ended December 31,			% Change
				2017	2016
(In Thousands)	2017	2016	2015	vs. 2016	vs. 2015
Revenues
Net premiums earned	$61,368	$87,270	$79,195	(29.7)%	10.2%
Investment income, net	49,720	51,538	54,222	(3.5)%	(5.0)%
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(1,300)	—%	NM
All other net realized gains	4,008	1,156	3,022	246.7%	(61.7)%
Net realized investment gains	4,008	1,156	1,722	246.7%	(32.9)%
Other income	617	621	508	(0.6)%	22.2%
Total revenues	$115,713	$140,585	$135,647	(17.7)%	3.6%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$40,451	$31,365	$29,001	29.0%	8.2%
Increase in liability for future policy benefits	27,632	59,969	50,945	(53.9)%	17.7%
Amortization of deferred policy acquisition costs	5,181	8,121	6,634	(36.2)%	22.4%
Other underwriting expenses	13,281	19,881	19,306	(33.2)%	3.0%
Interest on policyholders' accounts	18,525	20,079	23,680	(7.7)%	(15.2)%
Total benefits, losses and expenses	$105,070	$139,415	$129,566	(24.6)%	7.6%

Income before income taxes	$10,643	$1,170	$6,081	NM	(80.8)%
NM =Not meaningful
United Life underwrites all of our life insurance business. Our principal life insurance products are deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life insurance) products. We also underwrite and market other traditional products, including term life insurance and whole life insurance. Deferred and immediate annuities (55.9 percent), traditional life products (30.7 percent), universal life products (12.3 percent), and other life products (1.1 percent) comprised our 2017 life insurance premium revenues, as determined on the basis of statutory accounting principles. We do not write variable annuities or variable insurance products.

Income before income taxes from our discontinued operations totaled $10.6 million in 2017 compared to $1.2 million in 2016 and $6.1 million in 2015. The increase in income before income taxes from 2016 to 2017 was primarily due to a smaller increase in liability for future benefits and a decrease in underwriting expenses and offset by a decrease in net premiums earned and an increase in losses and loss settlement expenses. The decrease in underwriting expenses was due to two items. First, a decrease in non-deferrable commissions paid from lower sales of single premium whole life policies ("SPWL"). Second, due to strategic changes made at the beginning of 2017 to increase profitability of our life products through pricing changes and restructuring of our commissions. Also impacting the results, was an increase in death benefits paid compared to the same periods in the prior year.

The decrease in income before income taxes from 2015 to 2016 was primarily a result of a decrease in net investment income, an increase in losses and loss settlement expenses and an increase in the increase in liability for future policy benefits, all partially offset by an increase in net premiums earned from higher sales of SPWL policies and a decrease in interest on policyholders' accounts due to the continued net withdrawals of annuity products.
Federal Income Taxes
We reported a federal income tax benefit on a consolidated basis of $24.7 million or 94.1 percent of per-tax income in 2017 and federal income tax expense of $8.8 million or 14.9 percent of pre-tax income and $32.3 million or 26.6 percent of pre-tax income in 2016 and 2015, respectively. Our effective federal tax rate varied from the statutory federal income tax expense rate of 35.0 percent in each year, due primarily to our portfolio of tax-exempt securities.

In addition, in 2017 our effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017 we have not completed accounting for the tax effects of enactment of the Tax Act, however for certain items, we have made a reasonable estimate of the effects on our deferred tax balances. For other items where we could not make a reasonable estimate, we are still using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. For the items where we were able to determine a reasonable estimate, we recognized a provisional amount in income tax expense from continuing operations of $21,884. The Company will continue to refine this estimated provisional adjustment as we gain a more thorough understanding of the tax law and the Company will take future guidance into consideration when it becomes available.
As of December 31, 2017, we had a net operating loss ("NOL") carryforward of $1.6 million, which is due to our purchase of American Indemnity Financial Corporation in 1999. No NOLs will expire in 2017.
Due to our determination that we may not be able to fully realize the benefits of the NOLs acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $0.3 million at December 31, 2017. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.5 million in 2017 due to the realization of $1.6 million in NOLs.
As of December 31, 2017, we had $6.0 million of alternative minimum tax credit carryforwards.

INVESTMENTS
Investment Environment

The markets began 2017 with optimism as a new administration arrived in Washington touting an aggressive agenda of fiscal stimulus that included tax reform, regulatory rollbacks, and infrastructure spending. By the end of the year, the most significant tax reform of the last 30 years was signed into law, and the regulatory framework for American businesses was viewed as substantially more accommodative.

On the economic front, the U.S. expansion continued unabated and bullish sentiment drove market psychology despite heightened geopolitical uncertainty. There were two consecutive quarters of GDP growth above 3 percent, unemployment reached a multi-decade low, and growth in wages was steady. Financial markets responded to this favorable environment in kind. Risk outperformed for the year with emerging market ("EM") equities leading all asset class gains, followed by developed market and U.S. stocks; each producing +20 percent total returns. In fixed income, sovereign debt underperformed as global yields generally moved higher. Credit produced solid returns in 2017, led by EM and U.S. corporates. The year’s gains did not come without risk. Equity valuations continued to stretch beyond long-term averages, even as forward earnings guidance did not always keep pace.

The U.S. Federal Reserve maintained its normalization policy by raising their Funds Rate 25 basis points three times throughout the year, which steadily flattened the U.S. Treasury curve. Front-end rates increased 75 to 90 basis points, while the long-end fell 30 to 35 basis points. Investors worried over whether the shift in monetary policy may be too aggressive and a flatter curve is signaling recession. Geopolitically, a looming conflict in Southeast Asia, the impact of "Brexit" on trade relationships across Europe, the U.S. administration’s stance on trade negotiations and conflict in the Middle East all presented challenges. However, the global investment landscape is relatively strong in spite of these headwinds. Market fundamentals remain positive overall and the technical backdrop is supportive. In spite of this, a high degree of vigilance in investment management is prudent, as nearly all asset class valuations ended the year with lofty expectations for economic growth and performance.

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
Investment Portfolio
Our invested assets from continuing operations at December 31, 2017 totaled $1.9 billion, compared to $1.8 billion at December 31, 2016, an increase of $117.1 million. At December 31, 2017, fixed maturity securities and equity securities comprised 82.2 percent and 15.2 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2017 is presented at carrying value in the following table:

	Continuing Operations		Discontinued Operations
	Property & Casualty Insurance		Life Insurance		Total
		Percent		Percent		Percent
(In Thousands)		of Total		of Total		of Total
Fixed maturities: (1)
Held-to-maturity	$150	—%	$34	—%	$184	—%
Available-for-sale	1,535,070	81.3	1,430,025	96.7	2,965,095	88.0
Trading securities	16,842	0.9	—	—	16,842	0.5
Equity securities:
Available-for-sale	280,913	14.9	23,653	1.6	304,566	9.0
Trading securities	6,431	0.3	—	—	6,431	0.2
Mortgage loans	—	—	3,435	0.2	3,435	0.1
Policy loans	—	—	5,815	0.4	5,815	0.2
Other long-term investments	49,352	2.6	16,437	1.1	65,789	2.0
Short-term investments	175	—	—	—	175	—
Total	$1,888,933	100.0%	$1,479,399	100.0%	$3,368,332	100.0%
(1) Available-for-sale and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At December 31, 2017, we classified $1.5 billion, or 98.9 percent, of our continuing operations fixed maturities portfolio as available-for-sale, compared to $1.5 billion, or 99.0 percent, at December 31, 2016. Available-for-sale securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2017 and 2016, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios by credit rating for both continuing and discontinued operations at December 31, 2017 and 2016. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2017		December 31, 2016
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$885,000	29.7%	$782,329	26.9%
AA	839,210	28.1	857,946	29.4
A	616,787	20.7	651,696	22.4
Baa/BBB	585,968	19.6	554,475	19.0
Other/Not Rated	55,156	1.9	66,268	2.3
	$2,982,121	100.0%	$2,912,714	100.0%

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

Group

The weighted average effective duration of our portfolio of fixed maturity securities was 5.0 years at December 31, 2017 compared to 5.2 years at December 31, 2016.

Continuing Operations - Property and Casualty Insurance Business

The weighted average effective duration of our portfolio of fixed maturity securities was 5.4 years at December 31, 2017 compared to 5.4 years at December 31, 2016.
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair	Amortized	Fair
December 31, 2017	Cost	Value	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$37,899	$38,144	$2,225	$2,835
Due after one year through five years	150	150	204,494	208,353	9,055	10,547
Due after five years through 10 years	—	—	394,107	402,799	1,302	1,156
Due after 10 years	—	—	694,850	700,879	2,000	2,304
Asset-backed securities	—	—	3,175	3,535	—	—
Mortgage-backed securities	—	—	9,205	9,231	—	—
Collateralized mortgage obligations	—	—	172,880	172,129	—	—
	$150	$150	$1,516,610	$1,535,070	$14,582	$16,842
Discontinued Operations - Life Insurance Business

The weighted average effective duration of our portfolio of fixed maturity securities at December 31, 2017 was 4.6 years compared to 4.9 years at December 31, 2016.

The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Held-To-Maturity		Available-For-Sale
	Amortized	Fair	Amortized	Fair
December 31, 2017	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$59,551	$59,850
Due after one year through five years	—	—	544,878	554,907
Due after five years through 10 years	—	—	429,150	436,561
Due after 10 years	—	—	81,803	83,208
Asset-backed securities	—	—	1,107	1,101
Mortgage-backed securities	34	34	4,623	4,460
Collateralized mortgage obligations	—	—	291,179	289,938
	$34	$34	$1,412,291	$1,430,025

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income from continuing operations decreased 7.4 percent in 2017, compared with the same period of 2016, primarily due to changes in value of our investments in limited liability partnerships, specifically related to financial institutions partially offset by an increase in invested assets. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at December 31, 2017 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2017 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.

Net Investment Income
In 2017, our investment income, net of investment expenses, decreased $5.9 million to $100.9 million as compared to 2016, primarily due to the change in value of our investments in limited liability partnerships, specifically related to financial institutions.
In 2016, our investment income, net of investment expenses, increased $6.0 million to $106.8 million as compared to 2015, primarily due to the change in value of our investments in limited liability partnerships, specifically related to financial institutions.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2017	2016	2015
Investment income from continuing operations:
Interest on fixed maturities	$44,784	$43,147	$41,859
Dividends on equity securities	7,108	6,448	6,421
Income on other long-term investments
Interest	6,870	1,200	1,200
Change in value (1)	(2,812)	10,178	2,313
Interest on short-term investments	120	47	3
Interest on cash and cash equivalents	1,125	352	234
Other	300	422	433
Total investment income from continuing operations	$57,495	$61,794	$52,463
Less investment expenses	6,305	6,510	5,904
Net investment income from continuing operations	$51,190	$55,284	$46,559
Net investment income from discontinued operations	49,720	51,538	54,222
Net investment income	$100,910	$106,822	$100,781

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2017, 77.9 percent of our gross investment income from continuing operations originated from interest on fixed maturities, compared to 69.8 percent and 79.8 percent in 2016 and 2015, respectively.
The following table details our annualized yield on average invested assets from both continuing operations and discontinued operations for 2017, 2016 and 2015, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2017	$3,333,809	$100,910	3.0%
2016	3,223,014	106,822	3.3%
2015	3,181,311	100,781	3.2%

Net Realized Investment Gains and Losses
The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2017	2016	2015
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$829	$1,004	$814
Trading securities
Change in fair value	924	189	(1,352)
Sales	244	931	1,381
Equity securities:
Available-for-sale	1,553	2,359	1,977
Trading securities
Change in fair value	332	301	(448)
Sales	57	(6)	66
Other long-term investments	—	—	(1,314)
Cash equivalents	—	169	—
Real Estate	116	—	$—
Total net realized investment gains from continuing operations	$4,055	$4,947	$1,124
Total net realized investment gains from discontinued operations	4,008	1,156	1,722
Total net realized investment gains	$8,063	$6,103	$2,846
Net Unrealized Investment Gains and Losses
As of December 31, 2017, net unrealized investment gains, after tax, totaled $214.9 million compared to $133.9 million and $128.4 million as of December 31, 2016 and 2015, respectively. The increase in net unrealized investment gains in 2017 is primarily the result of a decrease in interest rates, which positively impacted the valuation of our fixed maturity security portfolio during 2017 and an increase in the fair value of our equity security portfolio. Our net unrealized investment gains also increased due to the decrease in the tax rate from the Tax Act enactment.
The increase in unrealized gains in 2016 is the result of an increase in the fair value of the equity securities portfolio due to an increase in the financial markets, partially offset by a decline in the fair value of the fixed maturity portfolio due to an increase in interest rates.
The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2017	2016	2015
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$25,573	$(21,271)	$(37,621)
Equity securities	40,168	34,179	(6,459)
Deferred policy acquisition costs	119	(4,410)	11,380
Income tax effect	(21,545)	(2,975)	11,446
Accumulated effect of change in enacted tax rate	36,658	—	—
Total change in net unrealized investment gains, net of tax	$80,973	$5,523	$(21,254)
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
Duration relates primarily to life insurance business because the long-term nature of these reserve liabilities increases the importance of projecting estimated cash flows over an extended time frame. At December 31, 2017, the life insurance business had $611.9 million in deferred annuity liabilities for which investments in fixed maturity securities were specifically allocated.
The duration of the life insurance business's investment portfolio must take into consideration interest rate risk. This is accomplished through the use of sensitivity analysis, which measures the price sensitivity of the fixed maturities to changes in interest rates. The alternative valuations of the investment portfolio, given the various hypothetical interest rate changes utilized by the sensitivity analysis, allow management to revalue the potential cash flow from the investment portfolio under varying market interest rate scenarios. Duration can then be recalculated at the differing levels of projected cash flows.
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2017 for both continuing operations and discontinued operations. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations. According to this analysis, at current levels of interest rates, the duration of the investments supporting the deferred annuity liabilities is 1.3 years longer than the projected duration of the liabilities. If interest rates increase by 100 or 200 basis points, the duration of the investments supporting the deferred annuity liabilities would be 1.9 years and 2.6 years longer, respectively, than the projected duration of the liabilities.

The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2017	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$164	$157	$150	$144	$138
Mortgage-backed securities	34	34	34	33	33
Total Held-to-Maturity Fixed Maturities	$198	$191	$184	$177	$171
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$17,764	$17,319	$16,891	$16,478	$16,078
U.S. government agency	128,008	125,659	122,168	114,089	104,790
States, municipalities and political subdivisions
General obligations:
Midwest	120,617	115,198	109,696	103,281	96,647
Northeast	53,374	50,984	48,641	45,959	43,036
South	157,465	149,584	141,519	132,046	122,255
West	126,775	119,874	113,011	105,319	97,498
Special revenue:
Midwest	178,089	168,570	158,744	147,044	135,317
Northeast	92,227	86,044	79,760	72,772	65,925
South	302,652	283,580	263,512	240,270	217,754
West	180,577	169,676	158,307	145,118	132,239
Foreign bonds	55,232	53,973	52,753	51,565	50,410
Public utilities	228,371	218,485	209,144	200,243	191,794
Corporate bonds
Energy	101,889	98,388	95,053	91,806	88,685
Industrials	241,265	231,207	221,707	212,661	204,058
Consumer goods and services	202,563	194,188	186,257	178,652	171,380
Health care	81,510	78,382	75,408	72,562	69,844
Technology, media and telecommunications	163,508	155,992	148,979	142,403	136,246
Financial services	308,825	295,604	283,151	271,088	259,404
Mortgage backed securities	14,053	13,986	13,691	13,204	12,567
Collateralized mortgage obligations
Government national mortgage association	172,630	167,268	157,483	145,198	132,208
Federal home loan mortgage corporation	214,067	208,963	199,152	185,680	170,990
Federal national mortgage association	113,469	110,647	105,432	98,375	90,653
Asset-backed securities	4,813	4,718	4,636	4,560	4,489
Total Available-For-Sale Fixed Maturities	$3,259,743	$3,118,289	$2,965,095	$2,790,373	$2,614,267
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$2,352	$2,284	$2,220	$2,157	$2,096
Consumer goods and services	1,642	1,588	1,535	1,484	1,436
Health care	4,374	4,039	3,741	3,493	3,285
Financial services	5,670	5,618	5,566	5,407	5,222
Technology, media and telecommunications	1,264	1,242	1,221	1,201	1,180
Redeemable preferred stock	2,559	2,559	2,559	2,559	2,559
Total Trading Fixed Maturities	$17,861	$17,330	$16,842	$16,301	$15,778
Total Fixed Maturity Securities	$3,277,802	$3,135,810	$2,982,121	$2,806,851	$2,630,216

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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for both continuing and discontinued operations for a positive and negative 10 percent price change at December 31, 2017:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$258,610	$287,344	$316,078
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 99.1 percent and 98.9 percent were rated "A" or above, and 93.7 percent and 93.2 percent were rated "AA" or above at December 31, 2017 and 2016, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $20.0 million or 20.8 percent of our insured municipal securities at December 31, 2017, as compared to $32.9 million or 19.1 percent at December 31, 2016. Our five largest indirect exposures to financial guarantors accounted for 66.6 percent and 63.9 percent of our insured municipal securities at December 31, 2017 and 2016, respectively.

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

The following table displays a summary of cash sources and uses in 2017, 2016 and 2015 from continuing and discontinued operations:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2017	2016	2015
Cash provided by (used in)
Operating activities	$170,094	$214,384	$189,999
Investing activities	(61,985)	(112,403)	(36,286)
Financing activities	(107,549)	(97,577)	(137,837)
Net increase in cash and cash equivalents	$560	$4,404	$15,876

In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2017, 2016 and 2015 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $170.1 million, $214.4 million and $190.0 million in 2017, 2016 and 2015, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for 2017, 2016 and 2015.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.8 billion, or 28.1 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2017, our cash and cash equivalents included $16.8 million related to these money market accounts, compared to $16.8 million at December 31, 2016.
Net cash flows used in investing activities totaled $62.0 million, $112.4 million and $36.3 million in 2017, 2016 and 2015, respectively. In 2017, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations, that totaled $205.1 million compared to $328.1 million and $252.2 million for the same period in 2016 and 2015, respectively. In 2017, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from discontinued operations, that totaled $148.6 million compared to $223.0 million and $422.7 million for the same period in 2016 and 2015, respectively. The cash inflows over the last three years primarily relate to redemptions of fixed maturity securities that are reinvested.
Our cash outflows for investment purchases from continuing operations totaled $267.5 million in 2017, compared to $448.2 million and $360.3 million for the same period in 2016 and 2015, respectively. Our cash outflows for investment purchases from discontinued operations totaled $131.0 million in 2017, compared to $207.7 million and $340.7 million for the same period in 2016 and 2015, respectively.
Financing Activities
Net cash flows used in financing activities from continuing operations totaled $107.5 million, $97.6 million and $137.8 million in 2017, 2016 and 2015, respectively. The change is due to repurchases of common stock, an increase in the payment of cash dividends and a decrease in the issuance of common stock. Net cash flows used in financing activities from discontinued operations totaled $55.3 million, $78.3 million and $133.4 million in 2017, 2016 and 2015, respectively, primarily due to net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $27.3 million, $24.6 million and $21.7 million in 2017, 2016 and 2015, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2017, our insurance company subsidiary, United Fire & Casualty, was able to make a maximum of $35.7 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.

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
During 2017, 2016 and 2015, pursuant to authorization by our Board of Directors, we repurchased 701,899, 90,415, and 79,396 shares of our common stock, respectively, which used cash totaling $29.8 million in 2017, $3.7 million in 2016 and $2.4 million in 2015. At December 31, 2017, we were authorized to purchase an additional 2,236,572 shares of our common stock under our share repurchase program, which expires in August 2018.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 14 "Credit Facility" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
Stockholders' Equity
Stockholders' equity increased 3.3 percent to $973.4 million at December 31, 2017, from $941.9 million at December 31, 2016. The increase is primarily attributed to full year net income of $51.0 million and an increase in net unrealized investment gains of $44.3 million, net of tax, both offset by, the payment of stockholder dividends of $27.3 million, the change in benefits and the valuation of our post retirement benefit obligations of $16.4 million, and share repurchases of $29.8 million. As of December 31, 2017, the book value per share of our common stock was $39.06, compared to $37.04 at December 31, 2016.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2017, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2017:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Future policy benefit reserves (1)	$2,000,494	$197,373	$347,405	$268,946	$1,186,770
Loss and loss settlement expense reserves	1,224,183	438,067	409,041	158,571	218,504
Operating leases	22,525	6,435	11,555	3,817	718
Profit-sharing commissions	15,100	15,100	—	—	—
Pension plan contributions	6,400	6,400	—	—	—
Total	$3,268,702	$663,375	$768,001	$431,334	$1,405,992

(1)
This projection of our obligation for future policy benefits considers only actual future cash outflows. The future policy benefit reserves presented on the Discontinued Operations Balance Sheets in Item 8. Note 17 "Discontinued Operations" is the net present value of the benefits to be paid, less the net present value of future net premiums.

Future Policy Benefits
The amounts presented for future payments to be made to policyholders and beneficiaries must be actuarially estimated and are not determinable from the contract. The projected payments are based on our current assumptions for mortality, morbidity and policy lapse, but are not discounted with respect to interest. Additionally, the projected payments are based on the assumption that the holders of our annuities and life insurance policies will withdraw their account balances upon the expiration of their contracts. Policies must remain in force for the policyholder or beneficiary to receive the benefit under the policy. Depending on the terms of a particular policy, future premiums from the policyholder may be required for the policy to remain in force. In contrast, our future policy benefit reserves are generally based on historical assumptions for mortality and policy lapse rates and are on a discounted basis. Accordingly, the amounts presented above for future policy benefit reserves significantly exceeds the amount of future policy benefit reserves reported on our Discontinued Operations Balance Sheets at December 31, 2017.
Loss and Loss Settlement Expense Reserves
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to "Critical Accounting Policies: Loss and Loss Settlement Expenses — Property and Casualty Insurance Business" in this section for further discussion.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 13 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2017, property and casualty agencies will receive profit-sharing payments of $15.1 million in 2018.
Pension Plan Payments
We estimated the pension contribution for 2018 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2018, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.

OFF BALANCE SHEET ARRANGEMENTS
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. At December 31, 2017, pursuant to an agreement with two of our limited liability partnership investments, we are contractually committed to make consolidated capital contributions up to $2.2 million upon request of the partnerships through December 31, 2023. These two partnerships are included in our other invested assets on the Consolidated Balance Sheets with a current fair value of $4.3 million, or less than 0.5% of our total invested assets, at December 31, 2017. We recognized investment income of less than $0.1 million from these two investments during 2017.

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
At December 31, 2017 and 2016, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $16.9 million at December 31, 2017, compared with $34.8 million at December 31, 2016. At December 31, 2017, the largest pre-tax unrealized loss on an individual equity security was

$0.2 million. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."
Deferred Policy Acquisition Costs ("DAC") — Continuing Operations - Property and Casualty Insurance
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2017 and 2016, our DAC asset was $88.1 million and $93.4 million, respectively.
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
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. This calculation is performed on a quarterly basis and developed in conjunction with our quarterly reserving process. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business. The premium deficiency calculation is aggregated by line of bussiness in a manner consistent with how the policies are currently being marketed and managed.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2017, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2017:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$6,123	$13,862	$21,996
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2017 was $6.1 million compared to the premium deficiency charge of $0.1 million calculated for the same period of 2016.
Deferred Policy Acquisition Costs — Discontinued Operations
Costs that vary with and relate to the successful acquisition of life insurance and annuity business are deferred. Such costs consist principally of commissions, premium taxes, and related variable underwriting, agency and policy issue expenses. The amount of underwriting and other acquisition related compensation and other internal expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2017 and 2016, our DAC asset was $71.2 million and $70.8 million, respectively.
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
We periodically review estimates of expected profitability and evaluate the need to "unlock" or revise the assumptions for the amortization of the DAC asset related to our non-traditional business. The primary assumptions utilized when estimating future profitability relate to interest rate spread, operating expenses, mortality and policy lapse experience. The table below illustrates the impact that a reasonably likely change in our assumptions used to estimate expected gross profits would have on the DAC asset for our non-traditional business recorded as of December 31, 2017. The entire impact of the changes illustrated would be recognized through income as an increase or decrease to amortization expense:

Sensitivity Analysis — Impact of changes in assumptions on DAC asset (In Thousands)
Changes in assumptions	-10%	+10%
Mortality experience	$3,169	$(3,516)
Policy lapse experience	1,437	(1,371)
Changes in assumptions	-1%	+1%
Interest rate spread	$(1,684)	$1,613
A material change in these assumptions could have a significant negative or positive effect on our reported DAC asset, earnings and stockholders' equity.
The DAC asset recorded in connection with our non-traditional business is also adjusted with respect to estimated expected gross profits as a result of changes in the net unrealized gains or losses on available-for-sale fixed maturity securities allocated to support the block of deferred annuities and universal life policies. That is, because we carry available-for-sale fixed maturity securities at fair value, we make an adjustment to the DAC asset equal to the change in amortization that would have been recorded if we had sold such securities at their stated fair value and reinvested the proceeds at current yields. We include this adjustment, which is called "shadow" DAC, net of tax, as a component of accumulated other comprehensive income. At December 31, 2017 and 2016, the "shadow" DAC adjustment decreased our DAC asset by $6.3 million and $6.4 million, respectively.
Losses and Loss Settlement Expenses — Continuing Operations
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,224.2 million and $1,123.9 million at December 31, 2017 and 2016, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $59.9 million for 2017 and $59.8 million for 2016. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2017, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$87,659	$14,385	$24,637	$126,681
Other liability	219,195	100,141	177,767	497,103
Automobile	191,898	57,629	62,591	312,118
Workers' compensation	174,076	7,600	29,593	211,269
Fidelity and surety	5,022	2,520	172	7,714
Miscellaneous	312	680	240	1,232
Total commercial lines	$678,162	$182,955	$295,000	$1,156,117
Personal lines
Automobile	$12,561	$911	$2,138	$15,610
Fire and allied lines	9,312	1,725	2,566	13,603
Miscellaneous	651	129	271	1,051
Total personal lines	$22,524	$2,765	$4,975	$30,264
Reinsurance assumed	22,536	15,105	161	37,802
Total	$723,222	$200,825	$300,136	$1,224,183
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
Incurred But Not Reported ("IBNR") Reserves

On a quarterly basis, the Company's internal actuary performs a detailed analysis of IBNR reserves. This analysis uses various loss projection methods to provide several estimates of ultimate loss (or loss adjustment expense ("LAE")) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our internal actuary to project loss settlement expenses are paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established for each individual year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. Results of these methods are usually averaged together to provide a final point estimate. Given that there are several inputs depending on the line of business, the methods may be averaged and modified based on changes known to management or trends in the market. IBNR estimates are derived by subtracting reported loss from the final point estimate loss.

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
LAE is composed of two distinct kinds of expenses which are allocated LAE ("ALAE") and unallocated LAE ("ULAE"). These two expense types have different purposes and characteristics which necessitates different estimation methods in order to provide a valid quarterly estimate of the required reserve for unpaid expense which is generally referred to as an LAE incurred IBNR reserve.

Reserves for unpaid ALAE are estimated quarterly by line of business for each individual accident year using three methods: (1) Paid development, (2) Expected emergence of ALAE, and (3) Development of the ratio of paid ALAE to paid loss. Each of the three methods produces an estimate of the ultimate ALAE cost for an individual accident year and the final estimate is generally a weighted average of the various methods. Inception to date paid ALAE is subtracted from the final ultimate ALAE estimate to provide the estimated ALAE IBNR reserve for each individual accident year.

Reserves for unpaid ULAE are estimated quarterly by line of business for each individual accident year using a single method. This method consists of applying a percentage factor to unpaid loss reserves. The percentage factor used differs by line of business and is evaluated and established on an annual basis using year-end data. The percentage factor is evaluated and selected after reviewing the ratio of paid ULAE to paid loss using calendar year data for the most recent five years.
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
Reserves for assumed reinsurance are established using methods and techniques identical to those used for direct lines of business. The additional delay inherent in assumed reinsurance reporting is considered in our reserving process and payment is not problematic. Assumed reinsurance, like every independent line of business, has unique reporting and payment patterns that are reviewed as part of the reserve estimation process.

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates solely from our boiler and machinery business which is 100 percent reinsured. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015 and increased to $2.5 million for 2016 through 2017.
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
As an example, if our loss and loss settlement expense reserves of $1,224.2 million as of December 31, 2017, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $122.4 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2017:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$33,415	$66,831

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2017. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$10,011	$20,023

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,958	$5,916
In 2017, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2017 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2017, was $497.1 million and consisted of 6,351 claims, compared with $513.6 million, consisting of 5,634 claims at December 31, 2016. Of the $497.1 million total reserve for other liability claims, $143.3 million is identified as defense costs and $33.1 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2017, we had $34.4 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 1,857 claims. At December 31, 2016, our reserves, excluding IBNR reserves, totaled $22.3 million, which consisted of 1,382 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2017 and 2016, we had $2.6 million and $3.7 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Commercial Auto Reserves
Commercial auto claim reserves are established at exposure based on information either known and provided or obtained through the investigation, with some pessimism built in. Incorporated are the perspective and experience the claims staff has acquired, which may include assumptions as to how the claim will develop over time, and with a slightly pessimistic view. Exposures are identified and reserves established within 30 to 60 days depending on the complexity of the case.
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2017 was $211.3 million and consisted of 4,844 claims, compared with $205.4 million, consisting of 2,299 claims, at December 31, 2016.

Reserve Development

The following reserve development section should be read in conjunction with the "Consolidated Results of Operations" section of this Item 7.

In 2017, 2016 and 2015, we recognized a favorable development in our net reserves for prior accident years totaling $54.3 million, $31.2 million and $40.9 million, respectively.
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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Consolidated Results of Operations" section in this Item.

The following table details the pre-tax impact on our property and casualty insurance business' financial results and financial condition of reasonably likely reserve development. Our lines of business that have historically been most susceptible to significant volatility in reserve development have been shown separately and utilize hypothetical levels of volatility of 5.0 percent and 10.0 percent. Our other, less volatile, lines of business have been aggregated and utilize hypothetical levels of volatility of 3.0 percent and 5.0 percent.

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(47,892)	$(23,946)	$23,946	$47,892
Workers' compensation	(21,056)	(10,528)	10,528	21,056
Automobile	(33,737)	(16,869)	16,869	33,737

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(9,866)	$(5,920)	$5,920	$9,866
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2017 and 2016, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2018.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2017 and 2016 were $1,164.3 million and

$1,064.1 million, respectively. In 2017 and 2016, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
Future Policy Benefits and Losses, Claims and Loss Settlement Expenses — Discontinued Operations
We establish reserves for amounts that are payable under traditional insurance policies, including traditional life products, disability income and income annuities. Reserves are calculated as the present value of future benefits expected to be paid, reduced by the present value of future expected premiums. Our estimates use methods and underlying assumptions that are in accordance with GAAP and applicable actuarial standards. The key assumptions that we utilize in establishing reserves are mortality, morbidity, policy lapse, renewal, retirement, investment returns, inflation and expenses. Future investment return assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy lapse assumptions are based on our experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with the assumptions for determining DAC amortization for these contracts, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to reserves (or DAC) may be required resulting in a charge to earnings which could have a material adverse effect on our operating results and financial condition.
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

Assumption	Determination Methodology	Potential One-Time Effect on DAC Asset, Net of Unearned Revenue Liabilities
Mortality Experience	Based on our mortality experience with consideration given to industry experience and trends	A 10.0% increase in expected mortality experience for all future years would result in a reduction in DAC and an increase in current period amortization expense of $3.2 million.
Surrender Rates	Based on our policy surrender experience with consideration given to industry experience and trends	A 10.0% increase in expected surrender rates for all future years would result in a reduction in DAC and an increase in current period amortization expense of $1.4 million.
Interest Spreads	Based on our expected future investment returns and expected future crediting rates applied to policyholder account balances; future crediting rates include constraints imposed by policy guarantees	A 10-basis-point reduction in future interest rate spreads would result in a reduction in DAC and an increase in current period amortization expense of $1.7 million.
Maintenance Expenses	Based on our experience using an internal expense allocation methodology	A 10.0% increase in future maintenance expenses would result in a reduction in DAC and an increase in current period amortization expense of $0.5 million.
Independent Actuary
We engage an independent actuarial firm to assist us in establishing our future policy benefit reserves for statutory and GAAP reporting and our DAC asset and related amortization for GAAP reporting and to render an opinion as to the reasonableness of the statutory reserves we establish. Statutory reserves are established using prescribed assumptions which are considerably more conservative assumptions regarding future investment earnings and contractual benefit payments than are used for GAAP reserves. During 2017 and 2016, we engaged the services of Griffith, Ballard and Company as our independent actuarial firm for the life insurance business. We anticipate that this engagement will continue in 2018 until the close of the sale of life business to Kuvare.
Pension and Post-retirement Benefit Obligations
The process of estimating our pension and post-retirement benefit obligations and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligations are: estimated mortality of the employees and retirees eligible for benefits; estimated expected long-term rates of return on investments; estimated compensation increases; estimated employee turnover; estimated medical expense trend rate; and estimated rate used to discount the ultimate estimated liability to a present value. We engage a consulting actuary from Principal Financial Group, an independent firm, to assist in evaluating and establishing assumptions used in the valuation of our benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and post-retirement benefit obligation at December 31, 2017, by $37.7 million and $10.0 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2017, by $29.5 million and $8.0 million, respectively.
In addition, for the post-retirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the post-retirement benefit obligation at December 31, 2017, by $7.7 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2017, by $9.5 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2017, by $1.6 million, while a 100 basis point increase in the rate would decrease benefit expense by $1.6 million, for the same period.
For the post-retirement benefit plan, a 100 basis point increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2017, by $1.1 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.9 million, for the same period.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2017 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2017	2016

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $150 in 2017 and $150 in 2016)	$150	$150
Available-for-sale, at fair value (amortized cost $1,516,610 in 2017 and $1,458,235 in 2016)	1,535,070	1,453,286
Trading securities, at fair value (amortized cost $14,582 in 2017 and $13,054 in 2016)	16,842	14,390
Equity securities
Available-for-sale, at fair value (cost $57,387 in 2017 and $59,994 in 2016)	280,913	246,370
Trading securities, at fair value (cost $5,888 in 2017 and $5,434 in 2016)	6,431	5,644
Other long-term investments	49,352	51,769
Short-term investments	175	175
	1,888,933	1,771,784
Cash and cash equivalents	95,562	89,194
Accrued investment income	13,841	13,617
Premiums receivable (net of allowance for doubtful accounts of $1,255 in 2017 and $1,255 in 2016)	328,513	306,202
Deferred policy acquisition costs	88,102	93,362
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $51,603 in 2017 and $50,925 in 2016)	68,992	55,524
Reinsurance receivables and recoverables	63,194	62,707
Prepaid reinsurance premiums	3,749	3,782
Income taxes receivable	6,031	14,285
Goodwill and net intangible assets	23,971	24,740
Other assets	16,409	13,943
Assets held for sale	1,586,134	1,605,618
Total assets	$4,183,431	$4,054,758
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,224,183	$1,123,896
Unearned premiums	465,391	443,802
Accrued expenses and other liabilities	167,396	147,104
Deferred income taxes	5,953	7,849
Liabilities held for sale	1,347,135	1,390,223
Total liabilities	$3,210,058	$3,112,874
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 24,916,806 and 25,429,769 shares issued and outstanding in 2017 and 2016, respectively	$25	$25
Additional paid-in capital	196,334	216,482
Retained earnings	608,700	616,322
Accumulated other comprehensive income, net of tax	168,314	109,055
Total stockholders' equity	$973,373	$941,884
Total liabilities and stockholders' equity	$4,183,431	$4,054,758
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2017	2016	2015

Revenues
Net premiums earned	$997,492	$936,131	$851,695
Investment income, net of investment expenses	51,190	55,284	46,559
Net realized investment gains (includes reclassifications for net unrealized gains on available-for-sale securities of $6,390 in 2017; $4,520 in 2016; and $4,513 in 2015 previously included in accumulated other comprehensive income)	4,055	4,947	1,124
Other income (loss)	—	—	(107)
Total revenues	$1,052,737	$996,362	$899,271

Benefits, losses and expenses
Losses and loss settlement expenses	$725,713	$652,433	$520,087
Amortization of deferred policy acquisition costs	207,746	202,892	180,183
Other underwriting expenses (includes reclassifications for employee benefit costs of $5,408 in 2017; $5,486 in 2016; and $7,468 in 2015 previously included in accumulated other comprehensive income)	103,628	83,540	83,631
Total benefits, losses and expenses	$1,037,087	$938,865	$783,901

Income from continuing operations before income taxes	$15,650	$57,497	$115,370
Federal income tax expense (benefit) (includes reclassifications of ($344) in 2017; $338 in 2016; and $1,034 in 2015 previously included in accumulated other comprehensive income)	(29,220)	8,379	30,050
Net income from continuing operations	$44,870	$49,118	$85,320
Income from discontinued operations, net of taxes	6,153	786	3,806
Net income	$51,023	49,904	89,126

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$72,251	$13,017	$(28,185)
Change in liability for underfunded employee benefit plans	(26,122)	30,045	8,714
Other comprehensive income (loss), before tax and reclassification adjustments	46,129	43,062	(19,471)
Income tax effect	(17,540)	(15,072)	6,814
Other comprehensive income (loss), after tax, before reclassification adjustments	28,589	27,990	(12,657)
Reclassification adjustment for net realized gains included in income	(6,390)	(4,520)	(4,513)
Reclassification adjustment for employee benefit costs included in expense	5,408	5,486	7,468
Total reclassification adjustments, before tax	(982)	966	2,955
Income tax effect	344	(338)	(1,034)
Total reclassification adjustments, after tax	(638)	628	1,921
Comprehensive income	$78,974	$78,522	$78,390

Weighted average common shares outstanding	25,103,720	25,335,706	25,047,405
Earnings per common share from continuing operations:
Basic	$1.79	$1.94	$3.41
Diluted	1.75	1.90	3.38
Earnings per common share:
Basic	$2.03	$1.97	$3.56
Diluted	1.99	1.93	3.53

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2017	2016	2015

Common stock
Balance, beginning of year	$25	$25	$25
Shares repurchased (701,899 in 2017; 90,415 in 2016; and 79,396 in 2015)	—	—	—
Shares issued for stock-based awards (198,694 in 2017; 376,142 in 2016; and 202,882 in 2015)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$216,482	$207,426	$202,676
Compensation expense and related tax benefit for stock-based award grants	4,808	2,880	1,677
Shares repurchased	(29,784)	(3,746)	(2,423)
Shares issued for stock-based awards	4,828	9,922	5,496
Balance, end of year	$196,334	$216,482	$207,426

Retained earnings
Balance, beginning of year	$616,322	$591,009	$523,541
Net income	51,023	49,904	89,126
Accumulated effect of change in enacted tax rate	(31,308)	—	—
Dividends on common stock ($1.09 per share in 2017; $0.97 per share in 2016; $0.86 per share in 2015)	(27,337)	(24,591)	(21,658)
Balance, end of year	$608,700	$616,322	$591,009

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$109,055	$80,437	$91,173
Change in net unrealized investment appreciation (1)	44,315	5,523	(21,254)
Change in liability for underfunded employee benefit plans (2)	(16,364)	23,095	10,518
Accumulated effect of change in tax enacted tax rate	31,308	—	—
Balance, end of year	$168,314	$109,055	$80,437

Summary of changes
Balance, beginning of year	$941,884	$878,897	$817,415
Net income	51,023	49,904	89,126
All other changes in stockholders' equity accounts	(19,534)	13,083	(27,644)
Balance, end of year	$973,373	$941,884	$878,897

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2017	2016	2015
Cash Flows From Operating Activities
Net income	$51,023	$49,904	$89,126
Less net income from discontinued operations, net of taxes	6,153	786	3,806
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	8,872	7,049	5,420
Depreciation and amortization	4,574	6,035	6,473
Stock-based compensation expense	4,808	3,696	2,510
Net realized investment gains	(4,055)	(4,947)	(1,124)
Net cash flows from trading investments	(1,909)	(2,390)	3,080
Deferred income tax expense (benefit)	(5,921)	3,331	(5,574)
Changes in:
Accrued investment income	(224)	(874)	(363)
Premiums receivable	(22,311)	(29,685)	(27,487)
Deferred policy acquisition costs	5,260	(2,815)	(17,686)
Reinsurance receivables	(487)	4,206	12,609
Prepaid reinsurance premiums	33	8	(158)
Income taxes receivable	8,254	(14,285)	—
Other assets	(2,465)	758	(1,097)
Losses, claims and loss settlement expenses	100,287	120,001	34,458
Unearned premiums	21,589	28,830	36,336
Accrued expenses and other liabilities	(423)	(7,605)	16,470
Income taxes payable	—	(5,365)	66
Deferred income taxes	(25,883)	1,495	(858)
Other, net	3,378	(9,943)	(2,914)
Cash from operating activities - continuing operations	93,377	97,500	60,161
Cash from operating activities - discontinued operations	31,847	67,766	44,518
Total adjustments	$125,224	$165,266	$104,679
Net cash provided by operating activities	$170,094	$214,384	$189,999
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$7,404	$1,968	$478
Proceeds from call and maturity of held-to-maturity investments	150	493	105
Proceeds from call and maturity of available-for-sale investments	191,521	323,653	247,692
Proceeds from short-term and other investments	6,032	1,947	3,881
Purchase of held-to-maturity investments	(150)	(42)	(450)
Purchase of available-for-sale investments	(260,957)	(443,953)	(355,192)
Purchase of short-term and other investments	(6,428)	(4,155)	(5,103)
Net purchases and sales of property and equipment	(17,158)	(7,600)	(9,696)
Cash from investing activities - continuing operations	(79,586)	(127,689)	(118,285)
Cash from investing activities - discontinued operations	17,601	15,286	81,999
Net cash used in investing activities	$(61,985)	$(112,403)	$(36,286)
Cash Flows From Financing Activities
Payment of cash dividends	$(27,337)	$(24,591)	$(21,658)
Dividends from discontinued operations	—	—	15,000
Repurchase of common stock	(29,784)	(3,746)	(2,423)
Issuance of common stock	4,828	9,922	5,496
Tax impact from issuance of common stock	—	(816)	(833)
Cash from financing activities - continued operations	(52,293)	(19,231)	(4,418)
Cash from financing activities - discontinued operations	(55,256)	(78,346)	(133,419)
Net cash used in financing activities	$(107,549)	$(97,577)	$(137,837)
Net Change in Cash and Cash Equivalents	$560	$4,404	$15,876
Less: decrease (increase) in cash and cash equivalents - discontinued operations	5,808	(4,706)	6,902
Net increase (decrease) in cash and cash equivalents - continuing operations	6,368	(302)	22,778
Cash and Cash Equivalents at Beginning of Year - Continuing Operations	89,194	89,496	66,718
Cash and Cash Equivalents at End of Year - Continuing Operations	$95,562	$89,194	$89,496
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
Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare"). As a result, our life insurance business, previously a separate segment, has been considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations are now reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Note 17 "Discontinued Operations."
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, United Life, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company, Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc.
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
Continuing Operations - Property and Casualty Insurance Business
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2017 to be ordinary, routine and incidental to our business.
Discontinued Operations - Life Insurance Business
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

Liabilities for future policy benefits for traditional products are computed by the net level premium method, using interest assumptions ranging from 3.15 percent to 6.0 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued. Liabilities for non-traditional business are stated at policyholder account values before surrender charges. Liabilities for traditional immediate annuities are based primarily upon future anticipated cash flows using assumptions for mortality and interest rates. Liabilities for deferred annuities are carried at the account value.
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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Included in investments at December 31, 2017 and 2016, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $1,492,928 and $1,509,339, respectively.
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
In 2017, 2016, and 2015, we made cash payments for income taxes of $7,667, $24,034 and $39,497, respectively. In addition, we received federal tax refunds of $13,383 and $919 in 2017 and 2015, respectively, that resulted from the utilization of our 2011 net operating losses and net capital losses in the carryforward period. In 2016, we did not receive any federal tax refunds. We made no interest payments in 2017, 2016 and 2015. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Continuing Operations - Property and Casualty Insurance	2017	2016	2015
Recorded asset at beginning of year	$93,362	$90,547	$72,861
Underwriting costs deferred	202,486	205,707	197,869
Amortization of deferred policy acquisition costs	(207,746)	(202,892)	(180,183)
Recorded asset at end of year	$88,102	$93,362	$90,547

Discontinued Operations - Life Insurance
Recorded asset at beginning of year	$70,750	$77,717	$66,858
Underwriting costs deferred	5,463	5,564	6,113
Amortization of deferred policy acquisition costs	(5,181)	(8,121)	(6,634)
	$71,032	$75,160	$66,337
Change in "shadow" deferred policy acquisition costs	119	(4,410)	11,380
Recorded asset at end of year	$71,151	$70,750	$77,717

Total
Recorded asset at beginning of year	$164,112	$168,264	$139,719
Underwriting costs deferred	207,949	211,271	203,982
Amortization of deferred policy acquisition costs	(212,927)	(211,013)	(186,817)
	$159,134	$168,522	$156,884
Change in "shadow" deferred policy acquisition costs	119	(4,410)	11,380
Recorded asset at end of year	$159,253	$164,112	$168,264

Property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. This estimate is performed by line of business in a manner consistent with how the policies are currently being marketed and managed.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains (losses) on available-for-sale securities decreased the DAC asset by $6,294, $6,413 and $2,003 at December 31, 2017, 2016 and 2015, respectively.
Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2017	2016
Real estate:
Land	$8,396	$8,231
Buildings	48,677	41,119
Furniture and fixtures	4,645	4,711
Computer equipment and software	7,274	1,463
Airplane	—	—
Total property and equipment	$68,992	$55,524
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
Depreciation expense totaled $3,805, $5,266 and $5,704 for 2017, 2016 and 2015, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill and the majority of our intangible assets relate to the acquisition of Mercer Insurance Group on March 28, 2011. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2016 and 2015, we performed a quantitative impairment assessment of our goodwill and in 2017, we performed a qualitative impairment assessment of our goodwill. As a result of these assessments, we did not recognize an impairment charge on our goodwill in 2017, 2016 or 2015.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2016 and 2015, we performed a quantitative impairment assessment of our indefinite-lived intangible assets and, in 2017, we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2017, 2016 and 2015. Amortization expense totaled $769 in 2017, 2016 and 2015, respectively.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2017, 2016, and 2015 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2014. The Internal Revenue Service is conducting a routine examination of our income tax return for the 2015 tax year.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2017
Share-Based Payments
In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on the accounting for share-based payments. The new guidance was issued to simplify the accounting of share-based payments, specifically in the areas of income taxes, classification on the balance sheets as liabilities or equity and classification in the cash flow statement. The new guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those years. The Company adopted the new guidance prospectively as of January 1, 2017. The new guidance resulted in classification changes between the financing and operating section of the Statement of Cash Flow for stock based compensation expense. The adoption also resulted in a tax benefit of $149 and $695 during the three- and twelve-months ended December 31, 2017.

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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB finalized the proposed accounting guidance which allows entities to reclassify from accumulated other comprehensive income to retained earnings stranded tax effects resulting from the new federal corporate income tax rate. The pronouncement permits the reclassification of other stranded tax effects that relate to the Tax Cuts and Jobs Act (the "Tax Act") but do not directly relate to the change in the federal rate. The guidance is effective for fiscal years beginning after 15 December 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. The Company has early adopted this guidance for the December 31, 2017 Consolidated Financial Statements. The reclassification from Accumulated Other Comprehensive Income to Retained Earnings for the stranded tax effects resulting from the new federal corporate income tax rate was $31.3 million at December 31, 2017.
Pending Adoption of Accounting Standards
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company has adopted the guidance as of January 1, 2018. The Company has completed its review of revenue streams under this new guidance and concluded that the adoption of the new guidance will have no impact on the Company's reporting and disclosure of net premiums earned from insurance contracts, net investment income or net realized gains and losses, as these revenue streams are not within the scope of this new guidance. The remaining revenue streams are immaterial and not impacted by the new standard.
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company has adopted the new guidance as of January 1, 2018. If the new guidance had been adopted as of December 31, 2017, there would be a reclassification from accumulated other comprehensive income to retained earnings of $242.1 million, which is equal to the amount of net unrealized gains and losses on available-for-sale equity securities at December 31, 2017 disclosed in Note 2 "Summary of Investments," of this section. The impact to net realized gains (losses) would equal the change in net unrealized gains and losses on available-for-sale equity securities between December 31, 2017 and December 31, 2016, in the same tables.

Statement of Cash Flows - Classification of Certain Cash Receipts and Payments
In August 2016, the FASB issued an update that clarifies the classification of certain cash receipts and payments in the Statement of Cash Flows. The update addresses eight existing cash flow issues by clarifying the correct classification to establish uniformity in practice. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company has adopted the new guidance as of January 1, 2018. The adoption will have no impact on the Company's financial position and results of operations.
Defined Benefit Retirement Plan Cost
In March 2017, the FASB issued guidance on the presentation of net periodic benefit costs of defined benefit retirement benefit plans in the Statements of Income. The new guidance requires the service cost component of net periodic benefit cost of defined benefit plans to be presented in the same line in the Statements of Income as other employee compensation expenses. Also, under the new guidance, the service cost component of the net periodic benefit costs will be the only portion of costs subject to be capitalized in assets. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company has adopted the new guidance as of January 1, 2018 and will update the presentation of net periodic benefit costs in its financial statements beginning with its first quarter Form 10-Q as of March 31, 2018. The adoption will have an immaterial impact on the Company's financial position and results of operations.
Share-Based Payments
In May 2017, the FASB issued new guidance which clarifies and addresses the diversity in practice when there is a change in the terms of a share-based payment award. The updated guidance clarifies when to use modification accounting when there is a change in the terms of a share-based payment and provides three conditions where modification accounting should not be applied. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company has adopted the new guidance as of January 1, 2018. The adoption will have no impact on the Company's financial position and results of operations.
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability, for all leases with terms greater than 12 months, on their balance sheets. The lease liability will be based on the present value of the future lease payments and the asset will be based on the liability. Expenses will be recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2019. The Company has created an inventory of its operating leases and has calculated the undiscounted future minimum lease payments, which are disclosed in Note 13. Lease Commitments. The undiscounted future minimum lease payments at December 31, 2017 is $22.5 million, which represents less than 1.0 percent of the Company's total assets at December 31, 2017. The Company is reviewing and working on updating it's processes and controls under the new guidance. Management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations.
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
Goodwill
In January 2017, the FASB issued new guidance which simplifies the test for goodwill impairment. The new guidance eliminates the implied fair value calculation when measuring a goodwill impairment charge. Under the new guidance, impairment charges will be based on the excess of the carrying value over fair value of goodwill. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020 and it currently believes the adoption will have no impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and available-for-sale equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of December 31, 2017 and 2016.

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$17,073	$4	$186	$16,891
U.S. government agency	121,574	1,311	717	122,168
States, municipalities and political subdivisions
General obligations:
Midwest	107,689	2,446	439	109,696
Northeast	47,477	1,174	10	48,641
South	139,870	2,462	813	141,519
West	111,123	2,351	463	113,011
Special revenue:
Midwest	155,475	3,620	351	158,744
Northeast	79,028	1,351	619	79,760
South	260,145	5,218	1,851	263,512
West	156,576	2,929	1,198	158,307
Foreign bonds	51,361	1,441	49	52,753
Public utilities	206,028	3,386	270	209,144
Corporate bonds
Energy	93,191	1,972	110	95,053
Industrials	218,067	3,881	241	221,707
Consumer goods and services	183,253	3,498	494	186,257
Health care	74,125	1,312	29	75,408
Technology, media and telecommunications	146,853	2,376	250	148,979
Financial services	277,824	5,769	442	283,151
Mortgage-backed securities	13,828	101	238	13,691
Collateralized mortgage obligations
Government national mortgage association	157,836	1,921	2,274	157,483
Federal home loan mortgage corporation	201,320	1,879	4,047	199,152
Federal national mortgage association	104,903	1,703	1,174	105,432
Asset-backed securities	4,282	362	8	4,636
Total Available-For-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095
Equity securities
Common stocks
Public utilities	$6,394	$16,075	$30	$22,439
Energy	6,514	8,171	120	14,565
Industrials	13,117	53,522	120	66,519
Consumer goods and services	10,110	15,742	164	25,688
Health care	7,763	32,340	—	40,103
Technology, media and telecommunications	6,067	11,556	115	17,508
Financial services	11,529	104,985	67	116,447
Nonredeemable preferred stocks	992	305	—	1,297
Total Available-for-Sale Equity Securities	$62,486	$242,696	$616	$304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$23,216	$87	$108	$23,195
U.S. government agency	76,692	1,445	540	77,597
States, municipalities and political subdivisions
General obligations:
Midwest	143,747	1,808	1,412	144,143
Northeast	57,731	909	231	58,409
South	129,475	1,249	2,355	128,369
West	114,524	1,380	2,173	113,731
Special revenue:
Midwest	167,430	2,313	1,433	168,310
Northeast	70,202	487	2,624	68,065
South	244,225	1,753	6,791	239,187
West	134,287	1,509	4,052	131,744
Foreign bonds	62,995	2,239	—	65,234
Public utilities	212,360	3,761	447	215,674
Corporate bonds
Energy	107,084	2,195	419	108,860
Industrials	225,526	5,359	982	229,903
Consumer goods and services	178,135	3,847	295	181,687
Health care	81,211	2,063	151	83,123
Technology, media and telecommunications	143,402	2,029	819	144,612
Financial services	269,981	5,328	1,358	273,951
Mortgage-backed securities	17,288	201	241	17,248
Collateralized mortgage obligations
Government national mortgage association	145,947	1,279	2,766	144,460
Federal home loan mortgage corporation	176,226	1,638	3,406	174,458
Federal national mortgage association	101,414	1,816	1,334	101,896
Asset-backed securities	4,407	145	282	4,270
Total Available-For-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126
Equity securities
Common stocks
Public utilities	$6,394	$13,465	$188	$19,671
Energy	6,514	8,555	22	15,047
Industrials	13,252	38,715	173	51,794
Consumer goods and services	10,324	13,851	58	24,117
Health care	7,763	19,657	—	27,420
Technology, media and telecommunications	5,931	9,476	38	15,369
Financial services	17,289	98,728	67	115,950
Nonredeemable preferred stocks	1,037	11	—	1,048
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at December 31, 2017 and 2016.

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	184
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,516,610	$27,412	$8,952	$1,535,070
Discontinued operations	1,412,291	25,055	7,321	1,430,025
Total Available-for-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095
Equity securities:
Continuing operations	$57,387	$224,065	$539	$280,913
Discontinued operations	5,099	18,631	77	23,653
Total Available-for-Sale Equity Securities	$62,486	$242,696	$616	$304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

December 31, 2016
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	48	1	—	49
Total Held-to-Maturity Fixed Maturities	$198	$1	$—	$199
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,458,235	$18,725	$23,674	$1,453,286
Discontinued operations	1,429,270	26,115	10,545	1,444,840
Total Available-for-Sale Fixed Maturities	$2,887,505	$44,840	$34,219	$2,898,126
Equity securities:
Continuing operations	$59,994	$186,692	$316	$246,370
Discontinued operations	8,510	15,766	230	24,046
Total Available-for-Sale Equity Securities	$68,504	$202,458	$546	$270,416
Total Available-for-Sale Securities	$2,956,009	$247,298	$34,765	$3,168,542

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2017, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities - Consolidated:
	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$97,450	$97,994	$2,225	$2,835
Due after one year through five years	150	150	749,372	763,260	9,055	10,547
Due after five years through 10 years	—	—	823,257	839,360	1,302	1,156
Due after 10 years	—	—	776,653	784,087	2,000	2,304
Asset-backed securities	—	—	4,282	4,636	—	—
Mortgage-backed securities	34	34	13,828	13,691	—	—
Collateralized mortgage obligations	—	—	464,059	462,067	—	—
	$184	$184	$2,928,901	$2,965,095	$14,582	$16,842

Maturities - Continuing Operations:
	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$37,899	$38,144	$2,225	$2,835
Due after one year through five years	150	150	204,494	208,353	9,055	10,547
Due after five years through 10 years	—	—	394,107	402,799	1,302	1,156
Due after 10 years	—	—	694,850	700,879	2,000	2,304
Asset-backed securities	—	—	3,175	3,535	—	—
Mortgage-backed securities	—	—	9,205	9,231	—	—
Collateralized mortgage obligations	—	—	172,880	172,129	—	—
	$150	$150	$1,516,610	$1,535,070	$14,582	$16,842

Maturities - Discontinued Operations:
	Held-To-Maturity		Available-For-Sale		Trading
December 31, 2017	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$59,551	$59,850	$—	$—
Due after one year through five years	—	—	544,878	554,907	—	—
Due after five years through 10 years	—	—	429,150	436,561	—	—
Due after 10 years	—	—	81,803	83,208	—	—
Asset-backed securities	—	—	1,107	1,101	—	—
Mortgage-backed securities	34	34	4,623	4,460	—	—
Collateralized mortgage obligations	—	—	291,179	289,938	—	—
	$34	$34	$1,412,291	$1,430,025	$—	$—

Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2017, 2016 and 2015, is as follows:

	2017	2016	2015
Net realized investment gains (losses) from continuing operations
Fixed maturities:
Available-for-sale	$829	$1,004	$814
Trading securities
Change in fair value	924	189	(1,352)
Sales	244	931	1,381
Equity securities:
Available-for-sale	1,553	2,359	1,977
Trading securities
Change in fair value	332	301	(448)
Sales	57	(6)	66
Other long-term investments	—	—	(1,314)
Other-than-temporary-impairment charges:
Fixed maturities	—	—	—
Cash equivalents	—	169	—
Real Estate	116	—	—
Total net realized investment gains from continuing operations	$4,055	$4,947	$1,124
Total net realized investment gains from discontinued operations	4,008	1,156	1,722
Total net realized investment gains	$8,063	$6,103	$2,846
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from continuing operations for 2017, 2016 and 2015, are as follows:

	2017	2016	2015
Proceeds from sales	$7,404	$1,968	$478
Gross realized gains	1,046	920	451
Gross realized losses	(20)	—	—
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from discontinued operations for 2017, 2016 and 2015, are as follows:

	2017	2016	2015
Proceeds from sales	$7,315	$12,354	$11,066
Gross realized gains	1,264	65	683
Gross realized losses	(78)	(639)	—

There were no sales of held-to-maturity securities in 2017, 2016 and 2015.
Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $23,273 and $20,034 at December 31, 2017 and 2016, respectively.

Net Investment Income
Net investment income for the years ended December 31, 2017, 2016 and 2015, is comprised of the following:

Years Ended December 31,	2017	2016	2015
Investment income from continuing operations:
Interest on fixed maturities	$44,784	$43,147	$41,859
Dividends on equity securities	7,108	6,448	6,421
Income on other long-term investments
Investment income	6,870	1,200	1,200
Change in value (1)	(2,812)	10,178	2,313
Interest on short-term investments	120	47	3
Interest on cash and cash equivalents	1,125	352	234
Other	300	422	433
Total investment income from continuing operations	$57,495	$61,794	$52,463
Less investment expenses	6,305	6,510	5,904
Net investment income from continuing operations	$51,190	$55,284	$46,559
Net investment income from discontinued operations	$49,720	$51,538	$54,222
Net investment income	$100,910	$106,822	$100,781

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
At December 31, 2017, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $2,175 upon request of the partnerships through December 31, 2023.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2017, 2016 and 2015, is as follows for continuing operations and discontinued operations:

	2017	2016	2015
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$25,573	$(21,271)	$(37,621)
Available-for-sale equity securities	40,168	34,179	(6,459)
Deferred policy acquisition costs	119	(4,410)	11,380
Income tax effect	(21,545)	(2,975)	11,446
Accumulated effect of change in enacted tax rate	36,658	—	—
Total change in net unrealized investment appreciation, net of tax	$80,973	$5,523	$(21,254)
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

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2017 and 2016 for continuing operations and discontinued operations. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2017 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge in 2017 or 2016. In 2015, we recognized a $1,300 credit loss OTTI on an energy sector fixed maturity security in our Consolidated Statements of Income and Comprehensive Income. This security was in our discontinued operations portfolio. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.
We have evaluated the near-term prospects of the issuers of our equity securities in relation to the severity and duration of the unrealized loss and, unless otherwise noted, these losses do not warrant the recognition of an OTTI charge at December 31, 2017. There were no OTTI losses on equity securities recognized in 2017, 2016 or 2015. Our largest unrealized loss greater than 12 months on an individual equity security at December 31, 2017, 2016 and 2015 was $158, $188 and $225, respectively. We have no intention to sell any of these securities prior to a recovery in value, but will continue to monitor the fair value reported for these securities as part of our overall process to evaluate investments for OTTI recognition.

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	5	$10,370	$67	2	$5,765	$119	$16,135	$186
U.S. government agency	11	64,842	390	5	19,372	327	84,214	717
States, municipalities and political subdivisions
General obligations
Midwest	2	2,177	8	3	19,729	431	21,906	439
Northeast	—	—	—	1	3,644	10	3,644	10
South	3	7,959	32	11	29,545	781	37,504	813
West	2	5,944	18	8	25,755	445	31,699	463
Special revenue
Midwest	2	3,486	15	7	19,130	336	22,616	351
Northeast	1	4,471	37	11	28,476	582	32,947	619
South	8	7,749	107	27	69,917	1,744	77,666	1,851
West	3	5,424	16	22	56,753	1,182	62,177	1,198
Foreign bonds	1	857	49	—	—	—	857	49
Public utilities	8	19,186	79	5	8,446	191	27,632	270
Corporate bonds
Energy	1	2,236	13	1	1,606	97	3,842	110
Industrials	10	27,773	146	2	4,275	95	32,048	241
Consumer goods and services	14	32,781	248	3	6,813	246	39,594	494
Health care	4	9,947	29	—	—	—	9,947	29
Technology, media and telecommunications	12	35,319	122	3	10,413	128	45,732	250
Financial services	22	50,144	256	4	11,389	186	61,533	442
Mortgage-backed securities	10	2,458	18	10	6,641	220	9,099	238
Collateralized mortgage obligations
Government national mortgage association	20	49,764	629	17	46,969	1,645	96,733	2,274
Federal home loan mortgage corporation	11	37,543	577	20	75,679	3,470	113,222	4,047
Federal national mortgage association	11	31,958	342	11	20,123	832	52,081	1,174
Asset-backed securities	1	992	8	—	—	—	992	8
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities
Common stocks
Public utilities	—	$—	$—	1	$278	$30	$278	$30
Energy	2	528	120	—	—	—	528	120
Industrials	1	99	13	5	193	107	292	120
Consumer goods and services	—	—	—	2	151	164	151	164
Technology, media and telecommunications	2	466	95	1	4	20	470	115
Financial services	2	193	55	1	9	12	202	67
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	9	$10,800	$108	—	$—	$—	$10,800	$108
U.S. government agency	10	36,593	540	—	—	—	36,593	540
States, municipalities and political subdivisions
General obligations
Midwest	27	40,545	1,412	—	—	—	40,545	1,412
Northeast	9	9,874	231	—	—	—	9,874	231
South	37	53,699	2,355	—	—	—	53,699	2,355
West	30	55,265	2,173	—	—	—	55,265	2,173
Special revenue
Midwest	41	62,937	1,433	—	—	—	62,937	1,433
Northeast	22	54,993	2,624	—	—	—	54,993	2,624
South	79	152,979	6,791	—	—	—	152,979	6,791
West	44	81,676	4,052	—	—	—	81,676	4,052
Public utilities	20	38,511	423	2	2,122	24	40,633	447
Corporate bonds
Energy	8	15,938	313	3	8,232	106	24,170	419
Industrials	24	42,854	596	3	5,641	386	48,495	982
Consumer goods and services	11	21,059	295	—	—	—	21,059	295
Health care	9	20,918	151	—	—	—	20,918	151
Technology, media and telecommunications	16	41,230	516	3	10,241	303	51,471	819
Financial services	37	75,286	1,358	—	—	—	75,286	1,358
Mortgage-backed securities	16	9,611	187	5	1,198	54	10,809	241
Collateralized mortgage obligations
Government national mortgage association	36	82,430	2,261	9	13,603	505	96,033	2,766
Federal home loan mortgage corporation	41	105,775	3,165	3	5,141	241	110,916	3,406
Federal national mortgage association	27	46,633	1,091	4	4,341	243	50,974	1,334
Asset-backed securities	1	971	29	1	2,559	253	3,530	282
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities
Common stocks
Public utilities	—	$—	$—	3	$120	$188	$120	$188
Energy	—	—	—	1	163	22	163	22
Industrials	—	—	—	6	239	173	239	173
Consumer goods and services	3	282	55	2	15	3	297	58
Technology, media and telecommunications	7	26	5	8	33	33	59	38
Financial services	3	53	3	2	150	64	203	67
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

The following tables are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at December 31, 2017 and December 31, 2016. The securities are presented by the length of time they have been continuously in an unrealized loss position:

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	88	232,489	1,791	112	302,815	7,161	$535,304	$8,952
Discontinued operations	74	180,891	1,415	61	167,625	5,906	348,516	7,321
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Continuing operations	5	1,129	236	6	385	303	$1,514	$539
Discontinued operations	2	157	47	4	250	30	407	77
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

December 31, 2016	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	404	$654,235	$23,359	12	$6,288	$315	$660,523	$23,674
Discontinued operations	150	406,342	8,745	21	46,790	1,800	453,132	10,545
Total Available-for-Sale Fixed Maturities	554	$1,060,577	$32,104	33	$53,078	$2,115	$1,113,655	$34,219
Equity securities:
Continuing operations	12	$351	$62	17	$477	$254	$828	$316
Discontinued operations	1	10	1	5	243	229	253	230
Total Available-for-Sale Equity Securities	13	$361	$63	22	$720	$483	$1,081	$546
Total Available-for-Sale Securities	567	$1,060,938	$32,167	55	$53,798	$2,598	$1,114,736	$34,765

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
The fair value of our mortgage loans is determined by modeling performed by us based on the stated principal and coupon payments provided for in the loan agreements. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the loan's fair value, which is a Level 3 fair value measurement.

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2017, the cash surrender value of the COLI policies was $4,029, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$150	$150	$150	$150
Available-for-sale securities	1,535,070	1,535,070	1,453,286	1,453,286
Trading securities	16,842	16,842	14,390	14,390
Equity securities:
Available-for-sale securities	280,913	280,913	246,370	246,370
Trading securities	6,431	6,431	5,644	5,644
Other long-term investments	49,352	49,352	51,769	51,769
Short-term investments	175	175	175	175
Cash and cash equivalents	95,562	95,562	89,194	89,194
Corporate-owned life insurance	4,029	4,029	2,592	2,592

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at December 31, 2017 and 2016 is as follows:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$34	$34	$49	$48
Available-for-sale securities	1,430,025	1,430,025	1,444,840	1,444,840
Equity securities:
Available-for-sale securities	23,653	23,653	24,046	24,046
Mortgage loans	3,594	3,435	3,895	3,706
Policy loans	5,815	5,815	5,366	5,366
Other long-term investments	16,437	16,437	15,870	15,870
Cash and cash equivalents	15,851	15,851	21,659	21,659
Liabilities
Policy reserves
Annuity (accumulations) (1)	$591,702	$611,866	$646,764	$666,711
Annuity (benefit payments)	147,038	93,560	144,283	95,129

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table include financial instruments from both continuing and discontinued operations at December 31, 2017 and 2016:

		Fair Value Measurements
Description	December 31, 2017	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$16,891	$—	$16,891	$—
U.S. government agency	122,168	—	122,168	—
States, municipalities and political subdivisions
General obligations
Midwest	109,696	—	109,696	—
Northeast	48,641	—	48,641	—
South	141,519	—	141,519	—
West	113,011	—	113,011	—
Special revenue
Midwest	158,744	—	158,744	—
Northeast	79,760	—	79,760	—
South	263,512	—	263,512	—
West	158,307	—	158,307	—
Foreign bonds	52,753	—	52,753	—
Public utilities	209,144	—	209,144	—
Corporate bonds
Energy	95,053	—	95,053	—
Industrials	221,707	—	221,707	—
Consumer goods and services	186,257	—	185,589	668
Health care	75,408	—	75,408	—
Technology, media and telecommunications	148,979	—	148,979	—
Financial services	283,151	—	275,474	7,677
Mortgage-backed securities	13,691	—	13,691	—
Collateralized mortgage obligations
Government national mortgage association	157,483	—	157,483	—
Federal home loan mortgage corporation	199,152	—	199,152	—
Federal national mortgage association	105,432	—	105,432	—
Asset-backed securities	4,636	—	3,989	647
Total Available-For-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities
Common stocks
Public utilities	$22,439	$22,439	$—	$—
Energy	14,565	14,565	—	—
Industrials	66,519	66,517	2	—
Consumer goods and services	25,688	25,688	—	—
Health care	40,103	40,103	—	—
Technology, media and telecommunications	17,508	17,508	—	—
Financial services	116,447	116,447	—	—
Nonredeemable preferred stocks	1,297	415	—	882
Total Available-for-Sale Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$2,220	$—	$2,220	$—

Consumer goods and services	1,535	—	1,535	—
Health care	3,741	—	3,741	—
Technology, media and telecommunications	1,221	—	1,221	—
Financial services	5,566	—	5,566	—
Redeemable preferred stocks	2,559	2,559	—	—
Equity securities
Public utilities	874	874	—	—
Energy	190	190	—	—
Industrials	989	989	—	—
Consumer goods and services	1,314	1,314	—	—
Health care	325	325	—	—
Financial Services	198	198	—	—
Nonredeemable preferred stocks	2,541	2,541	—	—
Total Trading Securities	$23,273	$8,990	$14,283	$—
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$16,824	$16,824	$—	$—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

		Fair Value Measurements
Description	December 31, 2016	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$23,195	$—	$23,195	$—
U.S. government agency	77,597	—	77,597	—
States, municipalities and political subdivisions
General obligations
Midwest	144,143	—	144,143	—
Northeast	58,409	—	58,409	—
South	128,369	—	128,369	—
West	113,731	—	113,731	—
Special revenue
Midwest	168,310	—	168,142	168
Northeast	68,065	—	68,065	—
South	239,187	—	239,187	—
West	131,744	—	131,744	—
Foreign bonds	65,234	—	65,234	—
Public utilities	215,674	—	215,674	—
Corporate bonds
Energy	108,860	—	108,860	—
Industrials	229,903	—	229,903	—
Consumer goods and services	181,687	—	180,590	1,097
Health care	83,123	—	83,123	—
Technology, media and telecommunications	144,612	—	144,612	—
Financial services	273,951	—	265,154	8,797
Mortgage-backed securities	17,248	—	17,248	—
Collateralized mortgage obligations
Government national mortgage association	144,460	—	144,460	—
Federal home loan mortgage corporation	174,458	—	174,458	—
Federal national mortgage association	101,896	—	101,896	—
Asset-backed securities	4,270	—	3,821	449
Total Available-For-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities
Common stocks
Public utilities	$19,671	$19,671	$—	$—
Energy	15,047	15,047	—	—
Industrials	51,794	51,794	—	—
Consumer goods and services	24,117	24,117	—	—
Health care	27,420	27,420	—	—
Technology, media and telecommunications	15,369	15,369	—	—
Financial services	115,950	111,958	—	3,992
Nonredeemable preferred stocks	1,048	453	—	595
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
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

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at December 31, 2017 and 2016:

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,535,070	$—	$1,534,323	$747
Discontinued operations	1,430,025	—	1,421,780	8,245
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Continuing operations	$280,913	$280,031	$—	$882
Discontinued operations	23,653	23,651	2	—
Total Available-for-Sale Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities:
Continuing operations	$16,842	$2,559	$14,283	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	6,431	6,431	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$23,273	$8,990	$14,283	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$6,147	$6,147	$—	$—
Discontinued operations	10,677	10,677	—	—
Money Market Accounts	$16,824	$16,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,029	$—	$4,029	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

December 31, 2016		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,453,286	$—	$1,452,737	$549
Discontinued operations	1,444,840	—	1,434,878	9,962
Total Available-for-Sale Fixed Maturities	$2,898,126	$—	$2,887,615	$10,511
Equity securities:
Continuing operations	$246,370	$243,627	$—	$2,743
Discontinued operations	24,046	22,202	—	1,844
Total Available-for-Sale Equity Securities	$270,416	$265,829	$—	$4,587
Total Available-for-Sale Securities	$3,168,542	$265,829	$2,887,615	$15,098
TRADING
Fixed maturities:
Continuing operations	$14,390	$1,305	$13,085	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	5,644	5,644	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$20,034	$6,949	$13,085	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$4,810	$4,810	$—	$—
Discontinued operations	11,992	11,992	—	—
Money Market Accounts	$16,802	$16,802	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$2,592	$—	$2,592	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$2,592	$—	$2,592	$—
Total Assets Measured at Fair Value	$3,208,145	$289,755	$2,903,292	$15,098
The fair value of securities that are categorized as Level 1 is based on quoted market prices that are readily and regularly available.

We use a market-based approach for valuing all of our Level 2 securities and receive them primarily from a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider for pricing. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally seek to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at December 31, 2017 and 2016 was reasonable.

For the year ended December 31, 2017, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2017, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the twelve month period ended December 31, 2017, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities, from both continuing and discontinued operations for 2017:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2017	$168	$9,894	$449	$4,587	$15,098
Unrealized gains (losses) (1)	(8)	(129)	198	287	348
Purchases	—	100	—	145	245
Disposals	(160)	(1,520)	—	(4,137)	(5,817)
Balance at December 31, 2017	$—	$8,345	$647	$882	$9,874
(1) Realized gains (losses) are recorded as a component of earnings, whereas unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities, from both continuing and discontinued operations for 2016:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2016	$343	$10,895	$1,036	$3,978	$16,252
Realized gains (losses) (1)	—	—	—	—	—
Unrealized gains (losses) (1)	(15)	134	(39)	—	80
Purchases	—	—	—	727	727
Disposals	(160)	(1,135)	(548)	(118)	(1,961)
Balance at December 31, 2016	$168	$9,894	$449	$4,587	$15,098
(1) Realized gains (losses) are recorded as a component of earnings, whereas unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.
NOTE 4. REINSURANCE
Continuing Operations - Property and Casualty Insurance Business
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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2017 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $2,859 and $2,447 at December 31, 2017 and 2016, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.

Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2017	2016	2015
Ceded Business
Ceded premiums written	$61,273	$57,988	$56,916
Ceded premiums earned	61,305	57,996	56,758
Loss and loss settlement expenses ceded	33,303	13,278	3,868

Assumed Business
Assumed premiums written	$15,179	$16,834	$18,290
Assumed premiums earned	15,059	17,037	18,396
Loss and loss settlement expenses assumed	24,688	9,814	14,415

In 2017, we renewed our participation in all of our assumed programs. Loss and loss settlement expenses ceded increased in 2017 as compared to 2016, primarily due to an increase in severity of commercial auto losses, assumed reinsurance losses and catastrophe losses.

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
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2017, there was an all lines annual aggregate excess of loss program with variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million. For 2016, there was an all lines annual aggregate excess of loss program with a variable retention of 7.73 percent of gross net earned premium with a minimum retention of $52.0 million and a maximum of $65.0 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million. For 2015, there was a $4,000 aggregate annual deductible on our multi-line core program (casualty excess and property excess).

	2017 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$60,000	100%	of	$57,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2016 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$40,000	100%	of	$37,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	36,000	100%	of	$34,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2015 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,000	$40,000	100%	of	$38,000
Property excess of loss	2,000	25,000	100%	of	$23,000
Surety excess of loss	1,500	36,000	96%	of	$34,500
Property catastrophe, excess	20,000	200,000	100%	of	$180,000
Property catastrophe, excess	200,000	250,000	90.5%	of	$50,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
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
Discontinued Operations - Life Insurance Business
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
Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2017	2016	2015
Ceded Business
Ceded insurance in-force	$1,014,794	$1,023,197	$1,165,868
Ceded premiums earned	2,722	2,768	3,161
Loss and loss settlement expenses ceded	3,726	3,359	2,113
The ceding of insurance does not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable and have strong credit ratings. We believe that all of our reinsurers are in an acceptable financial condition. Approximately 99 percent of ceded life insurance in force as of December 31, 2017 was ceded to five reinsurers.

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

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. Between calendar year 2015 and 2016, in response to an increase in miles driven by commercial vehicles, we revised our commercial automobile frequency and severity assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and decreased our frequency and severity assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. These assumption changes resulted in a release of IBNR in 2016 and 2017 for our product liability line. Besides the changes to our assumptions used for our commercial automobile line and product liability line, we continually review and revise items affecting our projections of required reserves for unpaid loss and loss adjustment expense ("LAE"). Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and the ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2017, 2016 and 2015 (net of reinsurance amounts):

Years Ended December 31,	2017	2016	2015
Gross liability for losses and loss settlement expenses at beginning of year	$1,123,896	$1,003,895	$969,437
Ceded losses and loss settlement expenses	(59,794)	(54,653)	(63,757)
Net liability for losses and loss settlement expenses at beginning of year	$1,064,102	$949,242	$905,680
Losses and loss settlement expenses incurred for claims occurring during
Current year	$779,966	$683,662	$560,482
Prior years	(54,253)	(31,229)	(40,395)
Total incurred	$725,713	$652,433	$520,087
Losses and loss settlement expense payments for claims occurring during
Current year	$311,972	$277,053	$225,022
Prior years	313,531	260,520	251,503
Total paid	$625,503	$537,573	$476,525
Net liability for losses and loss settlement expenses at end of year	$1,164,312	$1,064,102	$949,242
Ceded loss and loss settlement expenses	59,871	59,794	54,653
Gross liability for losses and loss settlement expenses at end of year	$1,224,183	$1,123,896	$1,003,895

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

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers compensation lines of business. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts combined with some favorable development coming from decreases in reserves, which were more than sufficient to pay claims as they closed. Workers compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Our personal lines also contributed favorable development. The lines that experienced adverse development during the year, which partially offset the favorable development mentioned earlier, were assumed reinsurance and commercial automobile. The adverse development for assumed reinsurance is due to increases in prior year reserves for unpaid claims while the adverse development for commercial auto is due to paid losses which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.

The significant drivers of the favorable reserve development in 2016 were our commercial liability and workers compensation lines of business. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts. Workers compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Loss adjustment expense, closely tied to loss, generally decreases when loss decreases.

Commercial property, commercial automobile and assumed reinsurance lines of business exhibited adverse development which provided a partial offset to the favorable development previously noted. The adverse development for all three lines is due to paid loss which was greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.

The significant drivers of the favorable reserve development in 2015 were our long-tail liability lines, workers compensation, and automobile (physical damage) lines of business. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for IBNR claims combined with continued successful management of litigation expenses. These reserve decreases were more than sufficient to offset claim payments. The favorable development was partially offset by adverse development, the majority coming from three lines which included property, assumed reinsurance and commercial auto liability. No other single line of business contributed a significant portion of the total development.
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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2017, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2017 and 2016, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2015 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2017
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$79,455	$84,944	$81,963	$73,892	$63,231	$78,152	$75,178	$74,115	$74,915	$75,364	$12,636	(4,091)	6,734
2009		88,298	85,991	73,545	65,831	84,286	83,660	85,761	86,757	86,543	11,268	(1,755)	6,123
2010			88,987	69,533	65,299	82,865	78,564	77,948	78,291	78,498	14,468	(10,489)	5,174
2011				81,522	64,738	88,371	88,200	79,591	80,801	81,463	15,016	(59)	5,328
2012					100,389	96,158	94,195	91,980	92,537	91,346	18,407	(9,043)	5,540
2013						104,982	91,460	90,502	86,119	85,399	9,697	(19,583)	6,007
2014							118,928	117,958	106,486	97,809	13,583	(21,119)	6,109
2015								137,386	125,307	120,005	25,634	(17,381)	7,083
2016									139,144	130,041	35,760	(9,103)	7,512
2017										139,602	68,465		5,833
									Total	$986,070

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$9,220	$24,096	$34,482	$42,545	$47,112	$50,143	$52,659	$55,843	$59,052	$60,698
2009		8,375	21,151	32,073	41,696	50,098	56,789	63,149	67,733	70,814
2010			7,103	15,230	24,577	35,043	51,336	56,761	60,116	62,070
2011				6,236	13,670	26,260	40,595	50,146	56,150	62,165
2012					6,875	24,620	39,948	55,316	64,574	69,800
2013						9,835	25,228	39,953	54,559	65,773
2014							10,207	29,679	50,211	70,363
2015								11,185	27,182	53,901
2016									13,782	38,184
2017										17,716
									Total	$571,484
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2008, net of reinsurance							29,167
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$443,753

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2017
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$157,303	$141,384	$138,602	$140,321	$134,821	$116,940	$118,115	$118,376	$118,329	$118,308	$44	(38,995)	21,101
2009		113,754	106,085	105,031	105,614	87,751	87,845	87,932	88,891	89,027	154	(24,727)	18,038
2010			113,139	106,152	108,246	83,836	83,932	83,767	83,981	84,213	229	(28,926)	16,671
2011				148,220	142,330	117,082	120,492	119,820	120,219	121,434	611	(26,786)	16,026
2012					138,602	110,448	108,774	108,047	107,958	108,623	970	(29,979)	6,408
2013						91,521	88,550	91,498	92,212	93,826	1,139	2,305	6,598
2014							126,216	131,198	128,762	128,185	1,397	1,969	7,827
2015								103,177	108,293	110,633	3,370	7,456	7,465
2016									147,473	144,208	3,597	(3,265)	9,496
2017										155,139	16,178		11,574
									Total	$1,153,596

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$80,005	$102,804	$107,480	$112,678	$115,804	$115,897	$117,553	$117,690	$118,003	$118,059
2009		53,219	72,181	77,732	82,809	86,930	87,544	87,721	88,037	88,159
2010			52,660	72,271	78,284	80,352	82,037	83,000	83,374	83,915
2011				85,585	104,800	109,429	112,497	116,614	118,183	120,178
2012					71,008	94,380	100,078	103,197	105,250	106,521
2013						59,331	78,226	82,853	86,115	89,200
2014							84,456	113,663	116,750	122,370
2015								67,217	90,454	95,515
2016									92,895	125,962
2017										99,484
									Total	$1,049,363
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2008, net of reinsurance							573
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$104,806

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2017
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$80,461	$78,391	$76,051	$76,527	$75,070	$75,021	$73,506	$73,431	$73,463	$73,487	$12	(6,974)	18,114
2009		80,021	69,328	68,569	64,121	64,516	63,605	63,560	63,567	63,509	—	(16,512)	15,019
2010			75,781	68,068	65,860	67,015	67,563	67,296	68,086	67,910	17	(7,871)	16,245
2011				84,887	87,299	90,750	92,519	92,379	91,336	90,766	311	5,879	15,246
2012					100,039	90,848	94,755	95,321	96,594	96,389	488	(3,650)	14,353
2013						104,356	98,037	102,943	103,726	104,980	1,310	624	15,504
2014							107,723	106,076	113,720	118,869	3,634	11,146	17,222
2015								125,506	129,816	132,206	7,874	6,700	19,875
2016									174,018	175,357	21,439	1,339	26,662
2017										227,919	58,850		28,858
									Total	$1,151,392

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$30,527	$47,271	$58,926	$68,629	$70,459	$72,122	$72,984	$72,990	$73,018	$73,394
2009		27,674	44,867	53,451	58,087	61,398	62,732	63,495	63,503	63,508
2010			29,329	41,141	52,953	57,947	62,231	65,169	67,622	67,852
2011				34,332	50,931	65,021	79,383	85,348	87,475	88,609
2012					39,247	57,201	71,469	82,944	90,292	93,179
2013						43,592	67,630	79,663	90,780	96,375
2014							45,704	68,033	87,590	99,922
2015								50,782	78,225	99,201
2016									66,013	103,528
2017										81,311
									Total	$866,879
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2008, net of reinsurance							39
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$284,552

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2017
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$42,739	$42,301	$39,895	$41,278	$40,474	$40,010	$39,386	$39,680	$39,768	$38,664	$499	(4,075)	5,057
2009		43,560	39,009	36,294	36,837	36,823	36,158	36,014	35,026	35,012	489	(8,548)	4,264
2010			38,210	42,531	41,180	41,167	40,647	41,422	41,468	42,617	596	4,407	3,978
2011				39,967	38,481	35,352	34,309	33,585	33,314	33,352	747	(6,615)	3,930
2012					48,848	46,279	42,158	38,423	38,553	39,015	754	(9,833)	3,813
2013						64,048	62,579	56,369	54,584	52,761	975	(11,287)	4,173
2014							64,051	60,729	58,284	56,630	1,409	(7,421)	4,593
2015								53,788	55,578	51,003	1,753	(2,785)	5,311
2016									70,419	66,575	3,392	(3,844)	6,732
2017										76,184	7,317		5,460
									Total	$491,813

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$10,082	$21,227	$25,736	$30,123	$31,980	$33,770	$34,319	$34,862	$35,292	$36,010
2009		10,478	20,292	24,189	27,747	29,898	31,003	31,886	32,911	33,117
2010			11,821	22,606	28,765	31,887	33,119	34,143	35,052	38,973
2011				10,322	21,678	26,033	27,497	28,247	29,022	29,453
2012					11,802	23,023	28,397	30,933	33,063	34,330
2013						14,136	30,209	38,023	42,941	45,078
2014							13,965	30,289	38,441	42,964
2015								12,063	27,304	35,229
2016									14,413	32,345
2017										14,647
									Total	$342,146
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2008, net of reinsurance							18,973
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$168,640

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2017
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$49,961	$44,686	$43,408	$43,672	$43,577	$43,535	$43,515	$43,482	$42,882	$42,881	$—	(7,080)	15,821
2009		34,597	33,519	31,945	32,026	32,134	32,029	32,085	32,070	31,867	2	(2,730)	13,502
2010			36,686	34,347	33,928	33,865	33,403	33,413	33,432	33,213	29	(3,473)	13,325
2011				50,014	48,534	47,090	47,035	46,968	47,013	46,733	74	(3,281)	14,843
2012					47,924	46,199	46,403	46,150	44,715	44,352	108	(3,572)	10,769
2013						39,232	38,525	37,262	37,086	36,729	172	(2,503)	9,232
2014							53,910	52,661	52,944	52,782	236	(1,128)	10,899
2015								42,848	41,088	40,336	396	(2,512)	9,490
2016									48,072	45,840	733	(2,232)	11,674
2017										60,330	3,310		13,049
									Total	$435,063

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(Unaudited)
2008	$32,032	$40,114	$41,735	$42,414	$42,613	$42,627	$42,748	$42,748	$42,787	$42,881
2009		22,086	27,926	29,801	30,829	31,564	31,644	31,718	31,804	31,837
2010			24,499	29,867	31,340	32,076	32,771	32,997	33,165	33,158
2011				36,489	43,801	45,306	45,949	46,487	46,573	46,575
2012					30,415	41,979	43,375	44,448	43,569	44,139
2013						25,505	32,788	34,297	35,306	36,155
2014							37,055	47,912	49,710	51,837
2015								29,551	37,431	39,027
2016									32,999	40,910
2017										42,135
									Total	$408,654
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2008, net of reinsurance							1,326
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$27,735

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2017
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$443,753
Commercial fire and allied	104,806
Commercial automobile	284,552
Commercial workers' compensation	168,640
Personal	27,735
All other lines	43,709
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,073,195
Net outstanding liabilities for unpaid unallocated loss settlement expenses	88,193
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	2,924
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,164,312

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	20,367
Commercial fire and allied	10,806
Commercial automobile	1,994
Commercial workers' compensation	26,799
Personal	26
All other lines	2,675
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	62,667
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(2,796)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	59,871
Total gross liability for unpaid losses and loss settlement expenses	$1,224,183

The following is supplementary information about average historical claims duration as of December 31, 2017.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	10.1%	15.9%	16.4%	15.3%	11.9%	6.4%	5.6%	4.0%	3.9%	2.2%
Commercial fire and allied	64.4%	20.9%	4.8%	3.7%	3.0%	0.9%	0.9%	0.4%	0.2%	—%
Commercial automobile	39.9%	20.9%	15.1%	10.9%	5.6%	2.8%	1.8%	0.1%	—%	0.5%
Commercial workers' compensation	26.1%	29.0%	13.6%	8.1%	4.3%	3.2%	1.8%	4.5%	0.8%	1.9%
Personal	71.9%	19.1%	4.0%	2.5%	1.1%	0.5%	0.3%	0.1%	0.1%	0.2%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2017, 2016 and 2015 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2017
Property and casualty business	$757,443	$19,687
Life, accident and health business	144,533	5,485
2016
Property and casualty business	$770,908	$39,087
Life, accident and health business	139,806	(3,177)
2015
Property and casualty business	$722,404	$75,554
Life, accident and health business	138,855	(1,524)

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2017, our insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $35,744 in dividend payments without prior approval. At December 31, 2017, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Part II, Note 14 "Credit Facility," which permits us to borrow up to an aggregate principal amount of $50,000 and allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000.
We paid dividends to our common shareholders of $27,337, $24,591 and $21,658 in 2017, 2016 and 2015, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.

In 2017, 2016 and 2015, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $13,300, $26,000 and $16,500, respectively. In 2017, 2016 and 2015, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $40,000, $24,000 and $22,500, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
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
At December 31, 2017, United Life had net admitted assets, on a statutory basis, of $1,497,955, $215,488 in excess of its legal reserve requirement. Therefore, any restriction on funds deposited by United Life with the Iowa Insurance Commissioner would not materially affect its financial position or results of operations and its cash flows are sufficient to meet its operational requirements. Under the material transaction and dividend standards described above, United Life currently is not able to enter into an affiliate transaction and/or pay a dividend without approval from the Commissioner.
Our property and casualty and life insurance subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2017, 2016 and 2015. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Both United Life and United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2017.

NOTE 7. FEDERAL INCOME TAX

The Tax Act was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017 we had not completed accounting for the tax effects of enactment of the Tax Act, however for certain items, we have made a reasonable estimate of the effects on our deferred tax balances. For other items where we could not make a reasonable estimate, we are still using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. For the items were we were able to determine a reasonable estimate, we recognized a provisional amount in income tax expense from continuing operations of $21,884. The Company will continue to refine this estimated provisional adjustment as we gain a more through understanding of the tax law and the Company will take future guidance into consideration when it becomes available.
Federal income tax expense (benefit) from both continuing and discontinued operations is composed of the following:

Years Ended December 31,	2017	2016	2015
Current	$1,989	$3,239	$37,649
Deferred	(26,719)	5,524	(5,324)
Total	$(24,730)	$8,763	$32,325
A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 35.0 percent to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2017	2016	2015
Computed expected income tax expense	$9,202	$20,533	$42,508
Impact of enactment of Tax Act	(21,884)	—	—
Tax-exempt municipal bond interest income	(8,875)	(8,330)	(7,669)
Nontaxable dividend income	(1,540)	(1,317)	(1,337)
Valuation allowance reduction	(547)	(547)	(548)
Other, net	(1,086)	(1,576)	(629)
Consolidated federal income tax expense (benefit)	$(24,730)	$8,763	$32,325

Reconciliation of consolidated federal income tax expense (benefit) from:
Continuing operations	$(29,220)	$8,379	$30,050
Discontinued operations	4,490	384	2,275
Consolidated federal income tax expense (benefit)	$(24,730)	$8,763	$32,325

We remeasure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which under the new Tax Act is 21.0 percent. However, we are still analyzing certain aspects of the Tax Act which could impact our calculations and the measurement of our deferred tax balances. The significant components of our net deferred tax liability from both continuing and discontinued operations at December 31, 2017 and 2016 are as follows:

December 31,	2017	2016
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$50,839	$70,640
All other securities	7,599	3,711
Deferred policy acquisition costs	30,404	52,031
Investments in partnerships	3,653	8,112
Prepaid pension cost	3,416	4,449
Net bond discount accretion	666	1,134
Depreciation	593	854
Revaluation of investment basis (1)	545	1,342
Identifiable intangible assets (1)	1,838	3,311
Other	1,934	2,831
Gross deferred tax liability	$101,487	$148,415
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$17,036	$29,174
Unearned premium adjustment	19,389	30,697
Net operating loss carryforwards	329	718
Underfunded benefit plan obligation	12,375	13,374
Post-retirement benefits other than pensions	11,942	20,221
Other-than-temporary impairment of investments	2,313	4,658
Contingent ceding commission accrual	317	2,769
Alternative minimum tax credit carryforward	6,011	1,194
Compensation expense related to stock options	3,289	4,578
Other	4,145	6,162
Gross deferred tax asset	$77,146	$113,545
Valuation allowance	(329)	(718)
Deferred tax asset	$76,817	$112,827
Net deferred tax liability	$24,670	$35,588
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs that totaled $329 and $718, respectively, at December 31, 2017 and 2016. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $547 during 2017 due to the realization of $1,565 in NOLs, partially offset by a $158 adjustment related to the enactment of the Tax Act, for a net reduction of $389. The valuation allowance was reduced by $547 in 2016 due to the realization of $1,565 in NOLs. No portion of the NOLs expired in 2017 and $1,565 will expire in 2018. At December 31, 2017, we had $6,011 of alternative minimum tax credit carryforwards.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Post-retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $6,400 to the pension plan in 2018.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "post-retirement benefit plan"). Effective January 1, 2017, there was a plan amendment, which included the following changes: eliminated the pre-65 retirement plan with a $500 hundred dollar deductible; for retirements after January 1, 2017, the retiree will pay 50 percent of the lower cost supplemental plan if they are 65 or older and 100 percent of the premium if less than 65; and removed spousal coverage after the death of the participant. The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2016.
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
The investments held by the pension plan at December 31, 2017 include the following asset categories:

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
As of December 31, 2017, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2017 and 2016 by asset category:

					Target
Pension Plan Assets	2017	% of Total	2016	% of Total	Allocation
Fixed maturity securities - corporate bonds	$11,003	7.0%	$9,451	7.4%	0%	-	15%
Redeemable preferred stock	3,216	2.0	3,144	2.4	0%	-	10%
Equity securities	87,603	55.6	69,770	54.3	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	17,948	11.4	10,401	8.1	0%	-	40%
U.S. property separate account fund	15,502	9.8	14,330	11.1	0%	-	25%
Arbitrage fund	8,506	5.4	8,292	6.5	0%	-	10%
United Life annuity	9,846	6.2	9,377	7.3	5%	-	10%
Cash and cash equivalents	4,020	2.6	3,665	2.9	0%	-	10%
Total plan assets	$157,644	100.0%	$128,430	100.0%
The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the fifth largest asset category and was originally written by our life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
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

The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements received from Plan’s investment managers, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Part II, Item 8, Note 3 and have the same controls in place.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2017 and 2016:

		Fair Value Measurements
Description	December 31, 2017	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$11,003	$—	$11,003	$—
Redeemable preferred stock	3,216	3,216	—	—
Equity securities	87,603	87,603	—	—
Pooled separate accounts
Core plus bond separate account fund	17,948	—	17,948	—
U.S. property separate account fund	15,502	—	—	15,502
Arbitrage fund	8,506	—	8,506	—
Money market funds	4,011	4,011	—	—
Total assets measured at fair value	$147,789	$94,830	$37,457	$15,502

		Fair Value Measurements
Description	December 31, 2016	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$9,451	$—	$9,451	$—
Redeemable preferred stock	3,144	3,144	—	—
Equity securities	69,770	69,770	—	—
Pooled separate accounts
Core plus bond separate account fund	10,401	—	10,401	—
U.S. property separate account fund	14,330	—	—	14,330
Arbitrage fund	8,292	—	8,292	—
Money market funds	3,659	3,659	—	—
Total assets measured at fair value	$119,047	$76,573	$28,144	$14,330
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2017	$14,330
Unrealized gains	1,172
Balance at December 31, 2017	$15,502

U.S. property separate account fund
Balance at January 1, 2016	$11,252
Unrealized gains	1,078
Purchases	2,000
Balance at December 31, 2016	$14,330
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

In October 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale. The mortality improvement scale was further refined by the Society of Actuaries in 2015, 2016 and 2017. These updated tables reflect improved life expectancies and an expectation that the trend will continue. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2017	2016	2017	2016
Discount rate	3.65%	4.17%	3.65%	4.17%
Rate of compensation increase	3.00	3.00	N/A	N/A
Decreasing interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2017 compared to December 31, 2016.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2017	2016	2015	2017	2016	2015
Discount rate	4.17%	4.21%	3.86%	4.17%	4.21%	3.86%
Expected long-term rate of return on plan assets	7.50	7.50	7.50	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	3.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2017	2016	2017	2016
Health care cost trend rates assumed for next year	7.00%	7.00%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2026	2025	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic post-retirement health care benefit cost	$1,126	$(883)
Effect on the accumulated post-retirement benefit obligation	9,487	(7,698)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2017	2016	2017	2016
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$171,876	$160,390	$46,785	$72,175
Service cost	6,857	6,490	2,021	3,728
Interest cost	7,060	6,654	1,927	3,015
Actuarial loss	26,963	2,215	6,326	1,468
Adjustment for plan amendment	—	—	—	(32,289)
Benefit payments	(4,407)	(3,873)	(1,331)	(1,312)
Benefit obligation at end of year (1)	$208,349	$171,876	$55,728	$46,785
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$128,430	$106,600	$—	$—
Actual return on plan assets	22,225	9,320	—	—
Employer contributions	11,396	16,383	1,331	1,311
Benefit payments	(4,407)	(3,873)	(1,331)	(1,311)
Fair value of plan assets at end of year	$157,644	$128,430	$—	$—
Funded status at end of year	$(50,705)	$(43,446)	$(55,728)	$(46,785)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $184,436 and $152,620 at December 31, 2017 and 2016, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2017	2016	2017	2016
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$(26,880)	$(32,289)
Unrecognized actuarial (gain) loss	60,571	49,745	25,235	20,756
Total amounts recognized in AOCI	$60,571	$49,745	$(1,645)	$(11,533)
We anticipate amortization of the net actuarial losses for our pension plan in 2018 to be $4,287. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2018 to be $2,355.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2017	2016	2015	2017	2016	2015

Net periodic benefit cost
Service cost	$6,857	$6,490	$6,675	$2,021	$3,728	$5,220
Interest cost	7,060	6,654	5,999	1,927	3,015	2,856
Expected return on plan assets	(9,650)	(7,952)	(7,800)	—	—	—
Amortization of prior service cost	—	—	—	(5,409)	—	—
Amortization of net loss	3,562	3,968	4,546	1,846	1,518	2,920
Net periodic benefit cost	$7,829	$9,160	$9,420	$385	$8,261	$10,996
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2018	2019	2020	2021	2022	2023 - 2027
Pension benefits	$5,620	$6,140	$6,780	$7,520	$8,240	$52,950
Post-retirement benefits	$1,350	$1,540	$1,700	$1,880	$2,050	$13,310
Profit-Sharing Plan and Employee Stock Ownership Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2017, 2016 and 2015, was $4,987, $2,904 and $7,706, respectively.
Prior to October 31, 2015 we had an employee stock ownership plan (the "ESOP") for the benefit of eligible employees and their beneficiaries. In June 2015, the plan administrator decided to merge the ESOP into the United Fire Group, Inc. 401K Plan effective October 31, 2015. Participant ESOP account balances were transferred to each participant’s 401K Plan.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan, (as amended, the "Stock Plan"). At December 31, 2017, there were 996,828 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2017	From Inception to December 31, 2017
Beginning balance	1,248,651	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(259,405)	(2,871,971)
Number of awards forfeited or expired	7,582	468,799
Ending balance	996,828	996,828
Number of option awards exercised	136,827	1,085,895
Number of unrestricted stock awards granted	1,145	8,470
Number of restricted stock awards vested	1,198	38,168

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2017, we had 61,813 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2017	From Inception to December 31, 2017
Beginning balance	74,771	300,000
Number of awards granted	(12,958)	(262,190)
Number of awards forfeited or expired	—	24,003
Ending balance	61,813	61,813
Number of option awards exercised	36,808	89,281
Number of restricted stock awards vested	22,716	54,272

Stock-Based Compensation Expense

In 2017, 2016 and 2015, we recognized stock-based compensation expense of $4,808, $3,696 and $2,510, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2017, we had $8,350 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2018	$4,028
2019	2,776
2020	1,116
2021	390
2022	40
Total	$8,350
Analysis of Award Activity
The analysis below details the award activity for 2017 and the awards outstanding at December 31, 2017, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,120,677	$29.08
Granted	159,709	41.75
Exercised	(173,635)	27.52
Forfeited or expired	(5,700)	28.66
Outstanding at December 31, 2017	1,101,051	$31.16	6.52	$15,875
Exercisable at December 31, 2017	495,089	$26.77	3.22	$9,311
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2017) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $3,159, $4,339 and $1,546 in 2017, 2016 and 2015, respectively.

The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2017:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2017	182,086	$34.08
Granted	111,509	41.94
Vested	(23,914)	36.77
Forfeited	(1,882)	40.27
Non-vested at December 31, 2017	267,799	$37.07
In 2017, 2016 and 2015 we recognized $2,987, $1,766 and $924, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2017, we had $5,107 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $2,279, $2,747 and $1,520 at December 31, 2017, 2016 and 2015, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2017	2016	2015
Risk-free interest rate	2.23%	1.53%	1.94%
Expected volatility	27.58%	25.44%	21.92%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$1.00	$0.88	$0.80
Weighted-average grant-date fair value of options granted during the year (in dollars)	$9.93	$8.42	$4.98

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2017:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	100,805	3.23	$20.24	100,805	$20.24
21.01	-	28.00	159,478	4.52	23.38	127,077	23.23
28.01	-	35.00	508,630	6.42	29.49	235,833	29.74
35.01	-	43.00	332,138	8.63	40.77	31,374	39.84
$15.01	-	43.00	1,101,051	6.52	$31.16	495,089	$26.77

NOTE 10. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life Insurance Company, to Kuvare. As a result, our life insurance business has been considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current year presentation. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval. For more information, refer to Note 17. "Discontinued Operations."

Prior to the announcement to sell our subsidiary, United Life Insurance Company, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance business has six domestic locations from which it conducts its business. The life insurance business operates from our home office. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

After the announcement of the sale of our life insurance business, the Company has a single reportable segment, the property and casualty insurance business, which includes all continuing operations. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance business geographic concentration did not change after the announcement of the sale of the life insurance business. We will continue to evaluate our segment on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

The accounting policies of our businesses are the same as those described in Note 1 to our Consolidated Financial Statements. We analyze results based on profitability (i.e., loss ratios), expenses and return on equity.
Property and Casualty Insurance Business
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 92.9% of our property and casualty insurance premiums earned for 2017. Our personal lines represented 7.1% of our property and casualty insurance premiums earned for 2017.
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
Seasonality
Our property and casualty insurance business experiences some seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience some seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses which generally are highest in the second and third quarters. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2017	2016	2015
Continuing Operations - Property and casualty insurance business
Net premiums earned
Other liability	$306,480	$289,982	$261,303
Fire and allied lines	270,716	265,221	246,450
Automobile	277,511	239,216	210,090
Workers' compensation	104,166	103,605	95,672
Fidelity and surety	24,981	22,507	21,362
Reinsurance assumed	10,650	12,765	13,639
Other	2,988	2,835	3,179
Total net premiums earned from continuing operations	$997,492	$936,131	$851,695
Discontinued Operations - Life insurance business
Net premiums earned
Ordinary life (excluding universal life)	$35,388	$63,668	$53,114
Universal life policy fees	13,145	11,577	12,834
Immediate annuities with life contingencies	11,691	10,533	12,223
Accident and health	1,096	1,434	1,425
Other	48	58	388
Total net premiums earned from discontinued operations	$61,368	$87,270	$79,984
Total revenue includes sales to external customers and intercompany sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intercompany sales on the same basis as sales to external customers.

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information from continuing operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2017
Total revenues	$251,278	$258,487	$269,617	$273,355	$1,052,737
Income (loss) before income taxes	23,006	(4,331)	(32,394)	29,369	15,650
Net income (loss)	$18,584	$109	$(19,082)	$45,259	$44,870
Basic earnings per share (1)	$0.73	$—	$(0.77)	$1.81	$1.79
Diluted earnings per share (1)	0.72	—	(0.77)	1.78	1.75
Year Ended December 31, 2016
Total revenues	$231,334	$244,866	$255,625	$264,537	$996,362
Income before income taxes	28,165	1,372	14,035	13,925	57,497
Net income	$22,020	$3,435	$11,628	$12,035	$49,118
Basic earnings per share (1)	$0.87	$0.13	$0.46	$0.46	$1.94
Diluted earnings per share (1)	0.86	0.13	0.45	0.46	1.90

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
The following table sets forth our selected unaudited quarterly financial information from discontinued operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2017
Total revenues	$31,781	$28,492	$27,054	$28,386	$115,713
Income before income taxes	2,083	4,386	1,880	2,294	10,643
Net income	$1,352	$2,849	$1,218	$734	$6,153
Basic earnings per share (1)	$0.05	$0.11	$0.05	$0.03	$0.24
Diluted earnings per share (1)	0.05	0.11	0.05	0.03	0.24
Year Ended December 31, 2016
Total revenues	$34,351	$34,907	$33,869	$37,458	$140,585
Income (loss) before income taxes	609	(508)	1,140	(71)	1,170
Net income (loss)	$407	$(321)	$740	$(40)	$786
Basic earnings per share (1)	$0.02	$(0.01)	$0.03	$—	$0.03
Diluted earnings per share (1)	0.02	(0.01)	0.03	—	0.03

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2017		2016		2015
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$44,870	$44,870	$49,118	$49,118	$85,320	$85,320
Weighted-average common shares outstanding	25,103,720	25,103,720	25,335,706	25,335,706	25,047,405	25,047,405
Add dilutive effect of restricted stock awards	—	250,530	—	155,059	—	122,840
Add dilutive effect of stock options	—	286,354	—	313,913	—	65,751
Weighted-average common shares	25,103,720	25,640,604	25,335,706	25,804,678	25,047,405	25,235,996
Earnings per common share from continuing operations	$1.79	$1.75	$1.94	$1.90	$3.41	$3.38
Earnings per common share from discontinued operations	0.24	0.24	0.03	0.03	0.15	0.15
Earnings per common share	$2.03	$1.99	$1.97	$1.93	$3.56	$3.53
Awards excluded from diluted calculation(1)	—	—	—	—	—	343,390

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2017, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $7,197, $6,908 and $6,256 for 2017, 2016 and 2015, respectively. Our most significant lease commitment is for mainframe computer equipment. This lease was signed in November 2016 and has a term of 5 years. The monthly lease payments for this lease are $154.
At December 31, 2017, our future minimum rental payments were as follows:

2018	$6,435
2019	6,027
2020	5,529
2021	3,173
2022	643
Thereafter	718
Total	$22,525

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
The Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio. As of December 31, 2017 we were in compliance with all covenants of the Credit Agreement.
There was no outstanding balance on the Credit Agreement at December 31, 2017 or 2016. We did not incur any interest expense related to the Credit Agreement in 2017, 2016 or under our prior credit facility in 2015.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2017 and 2016, respectively. The goodwill is fully allocated to our property and casualty insurance business.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2017	2016
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(5,566)	(4,929)
	$4,772	$5,409

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(890)	(758)
	$1,088	$1,220

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$8,880	$9,649
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2018	$719
2019	709
2020	709
2021	709
2022	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2017, 2016 and 2015:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2015	$149,623	$(58,450)	$91,173
Change in accumulated other comprehensive income before reclassifications	(18,321)	5,664	(12,657)
Reclassification adjustments from accumulated other comprehensive income	(2,933)	4,854	1,921
Balance as of December 31, 2015	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	8,461	19,529	27,990
Reclassification adjustments from accumulated other comprehensive income	(2,938)	3,566	628
Balance as of December 31, 2016	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	48,467	(19,878)	28,589
Reclassification adjustments from accumulated other comprehensive income	(4,152)	3,514	(638)
Accumulated effect of change in enacted tax rate	36,658	(5,350)	31,308
Balance as of December 31, 2017	$214,865	$(46,551)	$168,314

NOTE 17. DISCONTINUED OPERATIONS

On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life Insurance Company, to Kuvare for $280,000 in cash, subject to specified adjustments as set forth in the definitive agreement. As a result, our life insurance business (previously reported as a separate segment) has been considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows are separately reported for all periods presented, unless otherwise noted. The sale is expected to close in the first half of 2018, subject to customary conditions, including regulatory approval.

Subsequent to the close of the sale in the first half of 2018, UFG will provide services to Kuvare through a transition services agreement ("TSA"). The TSA will be put in place to ensure a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other services, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months.
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
	December 31,
(In Thousands, Except Share Data)	2017	2016

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $34 in 2017 and $49 in 2016)	$34	$48
Available-for-sale, at fair value (amortized cost $1,412,291 in 2017 and $1,429,270 in 2016)	1,430,025	1,444,840
Equity Securities available-for-sale, at fair value (cost $5,099 in 2017 and $8,510 in 2016)	23,653	24,046
Mortgage loans	3,435	3,706
Policy loans	5,815	5,366
Other long-term investments	16,437	15,870
	1,479,399	1,493,876
Cash and cash equivalents	15,851	21,659
Deferred policy acquisition costs	71,151	70,750
Other assets	19,733	19,333
Total assets held for sale	$1,586,134	$1,605,618
Liabilities
Future policy benefits and losses	$1,320,401	$1,350,503
Deferred income taxes	18,716	27,739
Accrued expenses and other liabilities	8,018	11,981
Total liabilities held for sale	$1,347,135	$1,390,223

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income
	For the Years Ended December 31,
(In Thousands, Except Share Data)	2017	2016	2015

Revenues
Net premiums earned	$61,368	$87,270	$79,195
Investment income, net of investment expenses	49,720	51,538	54,222
Net realized investment gains (losses)
Other-than-temporary impairment charges	—	—	(1,300)
Net realized investment gains	4,008	1,156	3,022
Total net realized investment gains	4,008	1,156	1,722
Other income	617	621	508
Total revenues	$115,713	$140,585	$135,647

Benefits, Losses and Expenses
Losses and loss settlement expenses	$40,451	$31,365	$29,001
Increase in liability for future policy benefits	27,632	59,969	50,945
Amortization of deferred policy acquisition costs	5,181	8,121	6,634
Other underwriting expenses	13,281	19,881	19,306
Interest on policyholders’ accounts	18,525	20,079	23,680
Total benefits, losses and expenses	$105,070	$139,415	$129,566

Income from discontinued operations before income taxes	$10,643	$1,170	$6,081
Federal income tax expense	4,490	384	2,275
Net income from discontinued operations	$6,153	$786	$3,806
Earnings per common share from discontinued operations:
Basic	$0.24	$0.03	$0.15
Diluted	0.24	0.03	0.15

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Des Moines, Iowa
February 28, 2018

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
As of December 31, 2017, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2017, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2017. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2017, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
February 28, 2018

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in '"Executive Officers of the Company" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive Proxy Statement for our annual meeting of shareholders to be held on May 16, 2018 (the "2018 Proxy Statement") and is incorporated herein by reference.
The information required by this Item regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2018 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2018 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" and the subheadings "Report of the Compensation Committee" and "Pay Ratio Disclosure" in our 2018 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2017 and 2016	74
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2017	75
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2017	76
Consolidated Statements of Cash Flows for the three years ended December 31, 2017	77
Notes to Consolidated Financial Statements	79

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	159
Schedule II. Condensed Financial Statements of Parent Company	161
Schedule III: Supplementary Insurance Information	164
Schedule IV: Reinsurance	165
Schedule V: Valuation and Qualifying Accounts	166
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	167
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-KA		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1		Employee Stock Purchase Plan		10-K	12/31/2007	10.2	2/27/2008
10.2	*	2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		Exhibit A	4/18/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.5	*	Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.7	*	Form of Non-Qualified Employee Stock Option Agreement under the Stock Plan		10-K	12/31/2007	10.7	2/27/2008
10.8	*	Form of Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.9	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-Qualified Stock Option Agreements for John A. Rife		8-K/A		99.1	2/24/2009
10.13	*	Form of Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2011	10.14	3/15/2012
10.14	*	Form Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan (as amended)		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
*Indicates a management contract or compensatory plan or arrangement.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.16	*	United Fire Group, Inc. Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	United Fire & Casualty Company Executive Nonqualified Excess Plan Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement under the Stock Plan, Defined as 2008 Plan, as Amended		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement ( Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer.		8-K		10.1	2/5/2016
11		Statement Re Computation of Per Share Earnings. All information required by Exhibit 11 is presented within Note 12 of the Notes to Consolidated Financial Statements	X
12		Statement Re Computation of Ratios	X
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
*Indicates a management contract or compensatory plan or arrangement.

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.
X

Schedule I. Summary of Investments — Other than Investments in Related Parties
Continuing Operations:

December 31, 2017	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$94,941	$95,353	$95,353
States, municipalities and political subdivisions	1,019,420	1,034,827	1,034,827
Foreign governments	10,865	11,130	11,130
Public utilities	43,064	43,692	43,692
All other bonds	360,657	364,501	364,501
Redeemable preferred stock	2,395	2,559	2,559
Total fixed maturities	$1,531,342	$1,552,062	$1,552,062
Equity securities
Common stocks
Public utilities	$4,661	$16,060	$16,060
Banks, trusts and insurance companies	11,266	113,487	113,487
Industrial, miscellaneous and all other	44,077	153,959	153,959
Nonredeemable preferred stocks	3,271	3,838	3,838
Total equity securities	$63,275	$287,344	$287,344
Other long-term investments	35,432	49,352	49,352
Short-term investments	175	175	175
Total investments	$1,630,224	$1,888,933	$1,888,933

Discontinued Operations:

December 31, 2017	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$43,706	$43,706	$43,706
States, municipalities and political subdivisions	37,963	38,363	38,363
Foreign governments	40,496	41,623	41,623
Public utilities	162,964	165,452	165,452
All other bonds	1,127,196	1,140,915	1,140,915
Total fixed maturities	$1,412,325	$1,430,059	$1,430,059
Equity securities
Common stocks
Public utilities	$2,544	$7,253	$7,253
Banks, trusts and insurance companies	467	3,158	3,158
Industrial, miscellaneous and all other	2,088	13,242	13,242
Total equity securities	$5,099	$23,653	$23,653
Mortgage loans on real estate	$3,435	$3,594	$3,435
Policy loans	5,815	5,815	5,815
Other long-term investments	14,077	16,437	16,437
Total investments	$1,440,751	$1,479,558	$1,479,399

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2017	2016

Assets
Fixed maturities, held-to-maturity, at amortized cost (fair value $150 in 2017 and $150 in 2016)	$150	$150
Investment in subsidiary	967,590	925,887
Cash and cash equivalents	4,537	14,325
Federal income tax receivable	1,095	1,521
Accrued investment income	1	1
Total assets	$973,373	$941,884

Liabilities and stockholders' equity
Liabilities	$—	$—

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 24,916,806 and 25,429,769 issued and outstanding in 2017 and 2016, respectively	$25	$25
Additional paid-in capital	196,334	216,482
Retained earnings	608,700	616,322
Accumulated other comprehensive income, net of tax	168,314	109,055
Total stockholders' equity	$973,373	$941,884

Total liabilities and stockholders' equity	$973,373	$941,884

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2017	2016	2015

Revenues
Investment income	$133	$66	$25
Total revenues	133	66	25

Expenses
Other operating expenses	$103	$73	$116
Total expenses	103	73	116

Income (loss) before income taxes and equity in net income of subsidiary	30	(7)	(91)
Federal income tax benefit	(1,060)	(3)	(42)
Net income (loss) before equity in net income of subsidiary	$1,090	$(4)	$(49)
Equity in net income of subsidiary	49,933	49,908	89,175
Net income	$51,023	$49,904	$89,126

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$72,251	$13,017	$(28,185)
Change in liability for underfunded employee benefit plans of subsidiary	(26,122)	30,045	8,714
Other comprehensive income (loss), before tax and reclassification adjustments	$46,129	$43,062	$(19,471)
Income tax effect	(17,540)	(15,072)	6,814
Other comprehensive income (loss), after tax, before reclassification adjustments	$28,589	$27,990	$(12,657)
Reclassification adjustment for net realized gains of the subsidiary included in income	(6,390)	(4,520)	(4,513)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	5,408	5,486	7,468
Total reclassification adjustments, before tax	$(982)	$966	$2,955
Income tax effect	344	(338)	(1,034)
Total reclassification adjustments, after tax	$(638)	$628	$1,921

Comprehensive income	$78,974	$78,522	$78,390

United Fire Group, Inc. and its subsidiaries file a consolidated federal income tax return. The federal income tax provision represents an allocation under its tax allocation agreements.

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2017	2016	2015

Cash flows from operating activities
Net income	$51,023	$49,904	$89,126
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(49,933)	(49,908)	(89,175)
Dividends received from subsidiary	40,000	24,000	22,500
Other, net	1,415	2,995	1,269
Total adjustments	$(8,518)	$(22,913)	$(65,406)
Net cash provided by operating activities	$42,505	$26,991	$23,720

Cash flows from investing activities
Proceeds from maturity of held-to-maturity investments	$150	$—	$—
Purchase of held-to-maturity investments	(150)	—	—
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(27,337)	$(24,591)	$(21,658)
Repurchase of common stock	(29,784)	(3,746)	(2,423)
Issuance of common stock	4,828	9,922	5,496
Tax impact from issuance of common stock	—	(816)	(833)
Net cash used in financing activities	$(52,293)	$(19,231)	$(19,418)

Net change in cash and cash equivalents	$(9,788)	$7,760	$4,302
Cash and cash equivalents at beginning of period	14,325	6,565	2,263
Cash and cash equivalents at end of year	$4,537	$14,325	$6,565

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2017
Continuing Operations	$88,102	$1,224,183	$465,391	$997,492	$51,190	$725,713	$207,746	$103,628	$—	$1,019,113
Discontinued Operations(1)	71,151	1,320,401	67	61,368	49,720	68,083	5,181	13,281	18,525	—
Total	$159,253	$2,544,584	$465,458	$1,058,860	$100,910	$793,796	$212,927	$116,909	$18,525	$1,019,113
Year Ended December 31, 2016
Continuing Operations	$93,362	$1,123,896	$443,802	$936,131	$55,284	$652,433	$202,892	$83,540	$—	$964,970
Discontinued Operations(1)	70,750	1,350,503	71	87,270	51,538	91,334	8,121	19,881	20,079	—
Total	$164,112	$2,474,399	$443,873	$1,023,401	$106,822	$743,767	$211,013	$103,421	$20,079	$964,970
Year Ended December 31, 2015
Continuing Operations	$90,547	$1,003,895	$414,971	$851,695	$46,559	$520,087	$180,183	$83,631	$—	$887,874
Discontinued Operations(1)	77,717	1,372,358	86	79,195	54,222	79,946	6,634	19,306	23,680	—
Total	$168,264	$2,376,253	$415,057	$930,890	$100,781	$600,033	$186,817	$102,937	$23,680	$887,874

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2017
Life insurance in force	$5,309,508	$1,014,794	$—	$4,294,714
Premiums earned
Continuing Operations - Property and casualty insurance	$1,043,738	$61,305	$15,059	$997,492	1.51%
Discontinued Operations - Life, accident and health insurance	64,090	2,722	—	61,368	—%
Total	$1,107,828	$64,027	$15,059	$1,058,860	1.42%
Year Ended December 31, 2016
Life insurance in force	$5,314,548	$1,023,197	$—	$4,291,351
Premiums earned
Continuing Operations - Property and casualty insurance	$977,090	$57,996	$17,037	$936,131	1.82%
Discontinued Operations - Life, accident and health insurance	90,038	2,768	—	87,270	—%
Total	$1,067,128	$60,764	$17,037	$1,023,401	1.66%
Year Ended December 31, 2015
Life insurance in force	$5,491,932	$1,165,868	$—	$4,326,064
Premiums earned
Continuing Operations - Property and casualty insurance	$890,057	$56,758	$18,396	$851,695	2.16%
Discontinued Operations - Life, accident and health insurance	82,356	3,161	—	79,195	—%
Total	$972,413	$59,919	$18,396	$930,890	1.98%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2017	$1,255	$—	$—	$1,255
Year Ended December 31, 2016	867	388	—	1,255
Year Ended December 31, 2015	618	249	—	867

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2017	$718	$—	$389	$329
Year Ended December 31, 2016	1,265	—	547	718
Year Ended December 31, 2015	1,813	—	548	1,265

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2017	$88,102	$1,224,183	$465,391	$997,492	$4,055	$51,190	$(779,966)	$(54,253)	$207,746	$625,503	$1,019,113
2016	$93,362	$1,123,896	$443,802	$936,131	$4,947	$55,284	$683,662	$(31,229)	$202,892	$537,573	$964,970
2015	$90,547	$1,003,895	$414,971	$851,695	$1,124	$46,559	$560,482	$(40,395)	$180,183	$476,525	$887,874

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2018

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/28/2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John Paul E. Besong
	Jack B. Evans, Chairman and Director		John Paul E. Besong, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ Christopher R. Drahozal	By	/s/ Sarah Fisher Gardial
	Christopher R. Drahozal, Director		Sarah Fisher Gardial, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ Dawn M. Jaffray	By	/s/ George D. Milligan
	Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer		George D. Milligan, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ James W. Noyce	By	/s/ Mary K. Quass
	James W. Noyce, Vice Chairman and Director		Mary K. Quass, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ Randy A. Ramlo	By	/s/ Kyle D. Skogman
	Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer		Kyle D. Skogman, Director
Date	2/28/2018	Date	2/28/2018

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/28/2018