Form 10-Q
period 2018-03-31
UNITED FIRE GROUP INC
filed 2018-05-09
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
As of May 7, 2018, 24,926,648 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2018

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A "Risk Factors" of this report for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;

•	Geographic concentration risk in the property and casualty insurance business;

•	The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $150 in 2018 and $150 in 2017)	$150	$150
Available-for-sale, at fair value (amortized cost $1,577,448 in 2018 and $1,516,610 in 2017)	1,563,996	1,535,070
Trading securities, at fair value (amortized cost $13,229 in 2018 and $14,582 in 2017)	15,379	16,842
Equity securities at fair value (cost $65,481 in 2018 and $63,275 in 2017)	280,362	287,344
Other long-term investments	44,998	49,352
Short-term investments	175	175
	1,905,060	1,888,933
Cash and cash equivalents	316,852	95,562
Accrued investment income	15,083	13,841
Premiums receivable (net of allowance for doubtful accounts of $1,082 in 2018 and $1,255 in 2017)	339,007	328,513
Deferred policy acquisition costs	89,836	88,102
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $52,693 in 2018 and $51,603 in 2017)	71,929	68,992
Reinsurance receivables and recoverables	63,506	63,194
Prepaid reinsurance premiums	4,002	3,749
Income taxes receivable	—	6,031
Goodwill and intangible assets	23,783	23,971
Other assets	16,306	16,409
Assets held for sale	—	1,586,134
TOTAL ASSETS	$2,845,364	$4,183,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,219,981	$1,224,183
Unearned premiums	476,912	465,391
Accrued expenses and other liabilities	158,811	167,396
Income taxes payable	17,581	—
Deferred income taxes	1,386	5,953
Liabilities held for sale	—	1,347,135
TOTAL LIABILITIES	$1,874,671	$3,210,058
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 24,912,748 and 24,916,806 shares issued and outstanding in 2018 and 2017, respectively	$25	$25
Additional paid-in capital	194,504	196,334
Retained earnings	832,031	608,700
Accumulated other comprehensive income (loss), net of tax	(55,867)	168,314
TOTAL STOCKHOLDERS’ EQUITY	$970,693	$973,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,845,364	$4,183,431
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2018	2017
Revenues
Net premiums earned	$245,167	$236,444
Investment income, net of investment expenses	13,492	12,585
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains on available-for-sale securities of $37 in 2018 and $3,405 in 2017; previously included in accumulated other comprehensive income)	(7,864)	2,249
Total revenues	$250,795	$251,278
Benefits, Losses and Expenses
Losses and loss settlement expenses	$144,728	$156,552
Amortization of deferred policy acquisition costs	49,639	50,461
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,660 in 2018 and $1,352 in 2017; previously included in accumulated other comprehensive income)	34,855	21,259
Total benefits, losses and expenses	$229,222	$228,272
Income from continuing operations before income taxes	$21,573	$23,006
Federal income tax expense (includes reclassifications of $341 in 2018 and ($718) in 2017; previously included in accumulated other comprehensive income)	1,209	4,422
Income from continuing operations	$20,364	$18,584
Income (loss) from discontinued operations, net of taxes	(1,912)	1,352
Gain on sale of discontinued operations, net of taxes	27,307	—
Net income	$45,759	$19,936
Other comprehensive income
Change in net unrealized appreciation on investments	$(51,814)	$14,966
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$(51,814)	$14,966
Income tax effect	10,881	(5,238)
Other comprehensive income, after tax, before reclassification adjustments	$(40,933)	$9,728
Reclassification adjustment for net realized investment gains included in income	$(37)	$(3,405)
Reclassification adjustment for employee benefit costs included in expense	1,660	1,352
Total reclassification adjustments, before tax	$1,623	$(2,053)
Income tax effect	(341)	718
Total reclassification adjustments, after tax	$1,282	$(1,335)
Comprehensive income	$6,108	$28,329

Diluted weighted average common shares outstanding	25,458,090	25,854,181
Earnings per common share from continuing operations:
Basic	$0.82	$0.73
Diluted	0.80	0.72
Earnings per common share:
Basic	$1.84	$0.78
Diluted	1.80	0.77
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Three Months Ended March 31, 2018

Common stock
Balance, beginning of year	$25
Shares repurchased (120,372 shares)	—
Shares issued for stock-based awards (116,314 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$196,334
Compensation expense and related tax benefit for stock-based award grants	1,281
Shares repurchased	(5,404)
Shares issued for stock-based awards	2,293
Balance, end of period	$194,504

Retained earnings
Balance, beginning of year	$608,700
Cumulative effect of change in accounting principle	191,244
Net unrealized investment depreciation of discontinued operations, sold	(6,714)
Net income	45,759
Dividends on common stock ($0.28 per share)	(6,958)
Balance, end of period	$832,031

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	$168,314
Cumulative effect of change in accounting principle	(191,244)
Change in net unrealized investment appreciation(1)	(34,248)
Change in liability for underfunded employee benefit plans(2)	1,311
Balance, end of period	$(55,867)

Summary of changes
Balance, beginning of year	$973,373
Net income	45,759
All other changes in stockholders’ equity accounts	(48,439)
Balance, end of period	$970,693

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$45,759	$19,936
Less net income (loss) from discontinued operations, net of taxes	(1,912)	1,352
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	2,178	2,252
Depreciation and amortization	1,159	1,165
Stock-based compensation expense	1,281	1,044
Net realized investment (gains) losses	7,864	(2,249)
Net cash flows from trading investments	383	(610)
Deferred income tax benefit	(3,879)	(975)
Changes in:
Accrued investment income	(1,242)	(1,329)
Premiums receivable	(10,494)	(18,226)
Deferred policy acquisition costs	(1,734)	(2,623)
Reinsurance receivables	(312)	(582)
Prepaid reinsurance premiums	(253)	(59)
Income taxes receivable	6,031	4,751
Other assets	104	(341)
Losses and loss settlement expenses	(4,202)	16,823
Unearned premiums	11,521	23,231
Accrued expenses and other liabilities	(6,925)	(9,065)
Income taxes payable	17,581	—
Deferred income taxes	(14,039)	2,526
Other, net	1,708	(1,504)
Cash from operating activities - continuing operations	6,730	14,229
Cash from operating activities - discontinued operations	4,024	6,394
Cash from operating activities - gain on sale of discontinued operations	(34,851)	—
Total adjustments	$(24,097)	$20,623
Net cash provided by operating activities	$23,574	$39,207
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$—	$1,096
Proceeds from call and maturity of available-for-sale investments	30,320	40,055
Proceeds from short-term and other investments	3,078	1,665
Proceeds from the sale of discontinued operations	276,055	—
Purchase of available-for-sale investments	(93,115)	(80,097)
Purchase of short-term and other investments	(676)	(1,590)
Net purchases and sales of property and equipment	(3,851)	(1,392)
Cash from investing activities - continuing operations	211,811	(40,263)
Cash from investing activities - discontinued operations	14,343	12,035
Net cash provided by (used in) investing activities	$226,154	$(28,228)
Cash Flows From Financing Activities
Payment of cash dividends	$(6,960)	$(6,367)
Repurchase of common stock	(5,404)	(5,749)
Issuance of common stock	2,293	1,244
Cash from financing activities - continuing operations	(10,071)	(10,872)
Cash from financing activities - discontinued operations	(11,547)	(17,304)
Net cash used in financing activities	$(21,618)	$(28,176)
Net Change in Cash and Cash Equivalents	$228,110	$(17,197)
Less: increase in cash and cash equivalents - discontinued operations	(6,820)	(1,125)
Net increase (decrease) in cash and cash equivalents - continuing operations	221,290	(18,322)
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	95,562	89,194
Cash and Cash Equivalents at End of Period - Continuing Operations	$316,852	$70,872
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as a property and casualty insurer in 46 states and the District of Columbia.
Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018 the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, unless otherwise noted. For more information, refer to Note 11. Discontinued Operations.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; future policy benefits and losses, and loss settlement expenses; and pension and postretirement benefit obligations.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The review report of Ernst & Young LLP as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2018 and 2017, we made payments for income taxes for continuing operations totaling $19 and $9, respectively. We received a tax refund of $1,503 during the three-month period ended March 31, 2018. We did not receive a tax refund during the three-month period ended March 31, 2017.
For the three-month periods ended March 31, 2018 and 2017, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2018.

	Continuing Operations	Discontinued Operations
	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$88,102	$71,151	$159,253
Underwriting costs deferred	51,373	1,376	52,749
Amortization of deferred policy acquisition costs	(49,639)	(1,895)	(51,534)
Ending unamortized deferred policy acquisition costs	$89,836	$70,632	$160,468
Impact of unrealized gains and losses on available-for-sale securities	—	7,274	7,274
Sale of discontinued operations	—	(77,906)	(77,906)
Recorded asset at March 31, 2018	$89,836	$—	$89,836

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $6,294 at December 31, 2017. There was no impact of unrealized gains and losses on available-for-sale securities on the DAC asset at March 31, 2018 because the non-traditional life insurance business is part of discontinued operations, which was sold on March 30, 2018.
Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of March 31, 2018 we had not completed accounting for the tax effects of enactment of the Tax Act, however for certain items, we have made a reasonable estimate of the effects on our deferred tax balances. For other items where we could not make a reasonable estimate, we are still using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. The Company will continue to refine this estimated provisional adjustment as we gain a more thorough understanding of the tax law and the Company will take future guidance into consideration when it becomes available.
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
We reported consolidated federal income tax expense from continuing and discontinued operations of $9,316 and $5,153 for the three-month periods ended March 31, 2018 and 2017, respectively. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2018 or December 31, 2017. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

With regard to the sale of our life insurance subsidiary, federal income taxes were allocated to continuing and discontinued operations in accordance with the Company’s tax allocation agreement and the terms of the definitive agreement related to the sale.
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

Recently Issued Accounting Standards
Accounting Standards Adopted in 2018
Revenue Recognition
In May 2014, the FASB issued comprehensive new guidance on revenue recognition which supersedes nearly all existing revenue recognition guidance under GAAP. The new guidance requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of the contract(s) and all relevant facts and circumstances. Insurance contracts are not within the scope of this new guidance. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the guidance as of January 1, 2018. The adoption of the new guidance had no impact on the Company's reporting and disclosure of net premiums earned from insurance contracts, net investment income or net realized gains and losses, as these revenue streams are not within the scope of this new guidance. The remaining revenue streams are immaterial and not impacted by the new standard.
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance resulted in a reclassification from accumulated other comprehensive income to retained earnings of $191.2 million after tax, which is equal to the amount of net unrealized gains and losses on available-for-sale equity securities on January 1, 2018. Also, in the three months ended March 31, 2018, the Company recognized $8.1 million after-tax of net realized investment losses in net income from the change in value of equity securities due to the adoption of this new accounting guidance.
Statement of Cash Flows - Classification of Certain Cash Receipts and Payments
In August 2016, the FASB issued an update that clarifies the classification of certain cash receipts and payments in the Statement of Cash Flows. The update addresses eight existing cash flow issues by clarifying the correct classification to establish uniformity in practice. The updated guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption had no impact on the Company's financial position and results of operations.
Defined Benefit Retirement Plan Cost
In March 2017, the FASB issued guidance on the presentation of net periodic benefit costs of defined benefit retirement benefit plans in the Statements of Income. The new guidance requires the service cost component of net periodic benefit cost of defined benefit plans to be presented in the same line in the Statements of Income as other employee compensation expenses. Also, under the new guidance, the service cost component of the net periodic benefit costs will be the only portion of costs subject to be capitalized in assets. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance resulted in a change in the capitalization of deferred acquisition costs to only include the pension and post retirement service costs in place of the total net periodic benefit costs. The adoption had an immaterial impact on the Company's financial position and results of operations. Additionally, the adoption did not impact the Company's presentation in the Statements of Income as all net periodic benefit costs and employee compensation expenses are included within the same category in the Statements of Income.
Share-Based Payments
In May 2017, the FASB issued new guidance which clarifies and addresses the diversity in practice when there is a change in the terms of a share-based payment award. The updated guidance clarifies when to use modification accounting when there is a change in the terms of a share-based payment and provides three conditions where modification accounting should not be applied. The new guidance is effective for annual and interim periods beginning after December 15, 2017. The Company adopted the new guidance as of January 1, 2018. The adoption had no impact on the Company's financial position and results of operations.
Pending Adoption of Accounting Standards
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability, for all leases with terms greater than 12 months, on their balance sheets. The lease liability will be based on the present value of the future lease payments and the asset will be based on the liability. Expenses will be recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance as of January 1, 2019. The Company has created an inventory of its operating leases and has calculated the undiscounted future minimum lease payments, which are disclosed in Note 13. Lease Commitments of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The undiscounted future minimum lease payments at December 31, 2017 is $22.5 million, which represents less than 1.0 percent of the Company's total assets at December 31, 2017. The Company is reviewing and updating its processes and controls under the new guidance. Management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of March 31, 2018 and December 31, 2017, is as follows:

March 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	—	—	—	—
Total Held-to-Maturity Fixed Maturities	$150	$—	$—	$150
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,995	$1	$270	$15,726
U.S. government agency	135,379	606	1,556	134,429
States, municipalities and political subdivisions
General obligations:
Midwest	105,376	1,019	1,060	105,335
Northeast	46,132	468	196	46,404
South	134,796	916	1,993	133,719
West	112,871	976	1,516	112,331
Special revenue:
Midwest	143,823	1,495	1,188	144,130
Northeast	64,020	481	1,443	63,058
South	250,757	1,707	4,404	248,060
West	149,928	1,294	2,757	148,465
Foreign bonds	10,826	156	—	10,982
Public utilities	48,024	249	632	47,641
Corporate bonds
Energy	22,516	157	228	22,445
Industrials	33,214	200	427	32,987
Consumer goods and services	31,044	217	291	30,970
Health care	12,170	93	37	12,226
Technology, media and telecommunications	15,447	74	265	15,256
Financial services	55,489	226	1,203	54,512
Mortgage-backed securities	8,763	71	152	8,682
Collateralized mortgage obligations
Government national mortgage association	74,000	280	2,086	72,194
Federal home loan mortgage corporation	56,578	73	1,822	54,829
Federal national mortgage association	47,104	142	1,100	46,146
Asset-backed securities	3,196	318	45	3,469
Total Available-for-Sale Fixed Maturities	$1,577,448	$11,219	$24,671	$1,563,996

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$17,073	$4	$186	$16,891
U.S. government agency	121,574	1,311	717	122,168
States, municipalities and political subdivisions
General obligations:
Midwest	107,689	2,446	439	109,696
Northeast	47,477	1,174	10	48,641
South	139,870	2,462	813	141,519
West	111,123	2,351	463	113,011
Special revenue:
Midwest	155,475	3,620	351	158,744
Northeast	79,028	1,351	619	79,760
South	260,145	5,218	1,851	263,512
West	156,576	2,929	1,198	158,307
Foreign bonds	51,361	1,441	49	52,753
Public utilities	206,028	3,386	270	209,144
Corporate bonds
Energy	93,191	1,972	110	95,053
Industrials	218,067	3,881	241	221,707
Consumer goods and services	183,253	3,498	494	186,257
Health care	74,125	1,312	29	75,408
Technology, media and telecommunications	146,853	2,376	250	148,979
Financial services	277,824	5,769	442	283,151
Mortgage-backed securities	13,828	101	238	13,691
Collateralized mortgage obligations
Government national mortgage association	157,836	1,921	2,274	157,483
Federal home loan mortgage corporation	201,320	1,879	4,047	199,152
Federal national mortgage association	104,903	1,703	1,174	105,432
Asset-backed securities	4,282	362	8	4,636
Total Available-for-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095
Equity securities:
Common stocks

Public utilities	$6,394	$16,075	$30	$22,439
Energy	6,514	8,171	120	14,565
Industrials	13,117	53,522	120	66,519
Consumer goods and services	10,110	15,742	164	25,688
Health care	7,763	32,340	—	40,103
Technology, media and telecommunications	6,067	11,556	115	17,508
Financial services	11,529	104,985	67	116,447
Nonredeemable preferred stocks	992	305	—	1,297
Total Available-for-Sale Equity Securities	$62,486	$242,696	$616	$304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at March 31, 2018 and December 31, 2017:

March 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	—	—	—	—
Total Held-to-Maturity Fixed Maturities	$150	$—	$—	150
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,577,448	$11,219	$24,671	$1,563,996
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,577,448	$11,219	$24,671	$1,563,996
Note: The sale of our life insurance business was completed on March 30, 2018.

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,516,610	$27,412	$8,952	$1,535,070
Discontinued operations	1,412,291	25,055	7,321	1,430,025
Total Available-for-Sale Fixed Maturities	2,928,901	52,467	16,273	2,965,095
Equity securities:
Continuing operations	$57,387	$224,065	$539	$280,913
Discontinued operations	5,099	18,631	77	23,653
Total Available-for-Sale Equity Securities	62,486	242,696	616	304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2018, by contractual maturity, are shown in the following tables. The table below includes investments from continuing operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Held-To-Maturity		Available-For-Sale		Trading
March 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$48,086	$48,368	$2,359	$2,629
Due after one year through five years	150	150	187,837	189,107	8,750	10,497
Due after five years through 10 years	—	—	447,086	447,598	1,100	965
Due after 10 years	—	—	704,798	693,603	1,020	1,288
Asset-backed securities	—	—	3,196	3,469	—	—
Mortgage-backed securities	—	—	8,763	8,682	—	—
Collateralized mortgage obligations	—	—	177,682	173,169	—	—
	$150	$150	$1,577,448	$1,563,996	$13,229	$15,379

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended March 31,
	2018	2017
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$4	$424
Trading securities
Change in fair value	(111)	371
Sales	556	57
Equity securities
Change in fair value	(9,188)	111
Sales	875	1,286
Total net realized investment gains (losses) from continuing operations	$(7,864)	$2,249
Total net realized investment gains (losses) from discontinued operations	(1,057)	1,705
Total net realized investment gains (losses)	$(8,921)	$3,954
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from continuing operations are as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$—	$1,095
Gross realized gains	—	1,046
Gross realized losses	—	—
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from discontinued operations are as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$—	$3,964
Gross realized gains	—	1,254
Gross realized losses	—	(78)
Note: The sale of our life insurance business was completed on March 30, 2018.
There were no sales of held-to-maturity securities during the three-month periods ended March 31, 2018 and 2017.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $15,379 and $16,842 at March 31, 2018 and December 31, 2017, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $1,499 at March 31, 2018.

Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2018	2017
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(59,126)	$7,043
Available-for-sale equity securities	—	5,795
Deferred policy acquisition costs	7,274	(1,277)
Income tax effect	10,890	(4,046)
Net unrealized investment depreciation of discontinued operations, sold	6,714	—
Cumulative change in accounting principles	(191,244)	—
Total change in net unrealized investment appreciation, net of tax	$(225,492)	$7,515
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis, including both continuing and discontinued operations at March 31, 2018 and December 31, 2017. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2018, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at March 31, 2018 or at March 31, 2017. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$10,263	$141	1	$4,711	$129	$14,974	$270
U.S. government agency	15	81,651	1,232	2	7,675	324	89,326	1,556
States, municipalities and political subdivisions
General obligations
Midwest	12	15,917	144	3	19,209	916	35,126	1,060
Northeast	4	13,214	94	1	3,546	102	16,760	196
South	18	38,686	466	11	28,716	1,527	67,402	1,993
West	13	31,285	406	8	25,021	1,110	56,306	1,516
Special revenue
Midwest	20	37,637	334	7	18,561	854	56,198	1,188
Northeast	4	12,466	162	11	27,722	1,281	40,188	1,443
South	24	50,787	866	27	67,940	3,538	118,727	4,404
West	16	30,075	331	21	52,243	2,426	82,318	2,757
Public utilities	13	33,171	632	—	—	—	33,171	632
Corporate bonds
Energy	5	10,567	228	—	—	—	10,567	228
Industrials	6	20,349	427	—	—	—	20,349	427
Consumer goods and services	5	15,823	291	—	—	—	15,823	291
Health care	2	3,694	37	—	—	—	3,694	37
Technology, media and telecommunications	3	9,745	265	—	—	—	9,745	265
Financial services	13	34,617	977	1	5,374	226	39,991	1,203
Mortgage-backed securities	16	2,828	70	10	2,123	82	4,951	152
Collateralized mortgage obligations
Government national mortgage association	20	47,898	1,351	6	12,087	735	59,985	2,086
Federal home loan mortgage corporation	13	35,124	1,050	4	12,590	772	47,714	1,822
Federal national mortgage association	13	33,515	722	1	6,963	378	40,478	1,100
Asset-backed securities	1	2,837	45	—	—	—	2,837	45
Total Available-for-Sale Fixed Maturities	241	$572,149	$10,271	114	$294,481	$14,400	$866,630	$24,671

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$10,370	$67	2	$5,765	$119	$16,135	$186
U.S. government agency	11	64,842	390	5	19,372	327	84,214	717
States, municipalities and political subdivisions
General obligations
Midwest	2	2,177	8	3	19,729	431	21,906	439
Northeast	—	—	—	1	3,644	10	3,644	10
South	3	7,959	32	11	29,545	781	37,504	813
West	2	5,944	18	8	25,755	445	31,699	463
Special revenue
Midwest	2	3,486	15	7	19,130	336	22,616	351
Northeast	1	4,471	37	11	28,476	582	32,947	619
South	8	7,749	107	27	69,917	1,744	77,666	1,851
West	3	5,424	16	22	56,753	1,182	62,177	1,198
Foreign bonds	1	857	49	—	—	—	857	49
Public utilities	8	19,186	79	5	8,446	191	27,632	270
Corporate bonds
Energy	1	2,236	13	1	1,606	97	3,842	110
Industrials	10	27,773	146	2	4,275	95	32,048	241
Consumer goods and services	14	32,781	248	3	6,813	246	39,594	494
Health care	4	9,947	29	—	—	—	9,947	29
Technology, media and telecommunications	12	35,319	122	3	10,413	128	45,732	250
Financial services	22	50,144	256	4	11,389	186	61,533	442
Mortgage-backed securities	10	2,458	18	10	6,641	220	9,099	238
Collateralized mortgage obligations
Government national mortgage association	20	49,764	629	17	46,969	1,645	96,733	2,274
Federal home loan mortgage corporation	11	37,543	577	20	75,679	3,470	113,222	4,047
Federal national mortgage association	11	31,958	342	11	20,123	832	52,081	1,174
Asset-backed securities	1	992	8	—	—	—	992	8
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Common stocks
Public utilities	—	$—	$—	1	$278	$30	$278	$30
Energy	2	528	120	—	—	—	528	120
Industrials	1	99	13	5	193	107	292	120
Consumer goods and services	—	—	—	2	151	164	151	164
Technology, media and telecommunications	2	466	95	1	4	20	470	115
Financial services	2	193	55	1	9	12	202	67
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

The tables on the following pages are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at March 31, 2018 and December 31, 2017. The sale of our life insurance business was completed on March 30, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position:

March 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	241	$572,149	$10,271	114	$294,481	$14,400	$866,630	$24,671
Discontinued operations	—	—	—	—	—	—	—	—
Total Available-for-Sale Fixed Maturities	241	$572,149	$10,271	114	$294,481	$14,400	$866,630	$24,671
Note: The sale of our life insurance business was completed on March 30, 2018.

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	88	$232,489	$1,791	112	$302,815	$7,161	$535,304	$8,952
Discontinued operations	74	180,891	1,415	61	167,625	5,906	348,516	7,321
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Continuing operations	5	$1,129	$236	6	$385	$303	$1,514	$539
Discontinued operations	2	157	47	4	250	30	407	77
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2018, the cash surrender value of the COLI policies was $4,404, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$150	$150	$150	$150
Available-for-sale securities	1,563,996	1,563,996	1,535,070	1,535,070
Trading securities	15,379	15,379	16,842	16,842
Equity securities	280,362	280,362	287,344	287,344
Other long-term investments	44,998	44,998	49,352	49,352
Short-term investments	175	175	175	175
Cash and cash equivalents	316,852	316,852	95,562	95,562
Corporate-owned life insurance	4,404	4,404	4,029	4,029

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at March 31, 2018 and December 31, 2017 is as follows:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$34	$34
Available-for-sale securities	—	—	1,430,025	1,430,025
Equity securities:
Available-for-sale securities	—	—	23,653	23,653
Mortgage loans	—	—	3,594	3,435
Policy loans	—	—	5,815	5,815
Other long-term investments	—	—	16,437	16,437
Cash and cash equivalents	—	—	15,851	15,851
Liabilities
Policy reserves
Annuity (accumulations) (1)	$—	$—	$591,702	$611,866
Annuity (benefit payments)	—	—	147,038	93,560
Note: The sale of our life insurance business was completed on March 30, 2018.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments from both continuing and discontinued operations at March 31, 2018 and December 31, 2017:

March 31, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,726	$—	$15,726	$—
U.S. government agency	134,429	—	134,429	—
States, municipalities and political subdivisions
General obligations
Midwest	105,335	—	105,335	—
Northeast	46,404	—	46,404	—
South	133,719	—	133,719	—
West	112,331	—	112,331	—
Special revenue
Midwest	144,130	—	144,130	—
Northeast	63,058	—	63,058	—
South	248,060	—	248,060	—
West	148,465	—	148,465	—
Foreign bonds	10,982	—	10,982	—
Public utilities	47,641	—	47,641	—
Corporate bonds
Energy	22,445	—	22,445	—
Industrials	32,987	—	32,987	—
Consumer goods and services	30,970	—	30,970	—
Health care	12,226	—	12,226	—
Technology, media and telecommunications	15,256	—	15,256	—
Financial services	54,512	—	54,412	100
Mortgage-backed securities	8,682	—	8,682	—
Collateralized mortgage obligations
Government national mortgage association	72,194	—	72,194	—
Federal home loan mortgage corporation	54,829	—	54,829	—
Federal national mortgage association	46,146	—	46,146	—
Asset-backed securities	3,469	—	2,837	632
Total Available-for-Sale Fixed Maturities	$1,563,996	$—	$1,563,264	$732
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$1,968	$—	$1,968	$—
Consumer goods and services	1,846	—	1,846	—
Health care	3,739	—	3,739	—

Technology, media and telecommunications	2,212	—	2,212	—
Financial services	2,133	—	2,133	—
Redeemable preferred stocks	3,481	3,481	—	—
Total Trading Securities	$15,379	$3,481	$11,898	$—
EQUITY SECURITIES
Common stocks
Public utilities	$15,095	$15,095	$—	$—
Energy	12,782	12,782	—	—
Industrials	58,724	58,724	—	—
Consumer goods and services	24,414	24,414	—	—
Health care	39,025	39,025	—	—
Technology, media and telecommunications	14,410	14,410	—	—
Financial services	111,761	111,761	—	—
Nonredeemable preferred stocks	4,151	3,331	—	820
Total Equity Securities	$280,362	$279,542	$—	$820
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$285,804	$285,804	$—	$—
Corporate-Owned Life Insurance	$4,404	$—	$4,404	$—
Total Assets Measured at Fair Value	$2,150,120	$569,002	$1,579,566	$1,552

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$16,891	$—	$16,891	$—
U.S. government agency	122,168	—	122,168	—
States, municipalities and political subdivisions
General obligations
Midwest	109,696	—	109,696	—
Northeast	48,641	—	48,641	—
South	141,519	—	141,519	—
West	113,011	—	113,011	—
Special revenue
Midwest	158,744	—	158,744	—
Northeast	79,760	—	79,760	—
South	263,512	—	263,512	—
West	158,307	—	158,307	—
Foreign bonds	52,753	—	52,753	—
Public utilities	209,144	—	209,144	—
Corporate bonds
Energy	95,053	—	95,053	—
Industrials	221,707	—	221,707	—
Consumer goods and services	186,257	—	185,589	668
Health care	75,408	—	75,408	—
Technology, media and telecommunications	148,979	—	148,979	—
Financial services	283,151	—	275,474	7,677
Mortgage-backed securities	13,691	—	13,691	—
Collateralized mortgage obligations
Government national mortgage association	157,483	—	157,483	—
Federal home loan mortgage corporation	199,152	—	199,152	—
Federal national mortgage association	105,432	—	105,432	—
Asset-backed securities	4,636	—	3,989	647
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Common stocks
Public utilities	$22,439	$22,439	$—	$—
Energy	14,565	14,565	—	—
Industrials	66,519	66,517	2	—
Consumer goods and services	25,688	25,688	—	—
Health care	40,103	40,103	—	—
Technology, media and telecommunications	17,508	17,508	—	—
Financial services	116,447	116,447	—	—

Nonredeemable preferred stocks	1,297	415	—	882
Total Available-for-Sale Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$2,220	$—	$2,220	$—
Consumer goods and services	1,535	—	1,535	—
Health care	3,741	—	3,741	—
Technology, media and telecommunications	1,221	—	1,221	—
Financial services	5,566	—	5,566	—
Redeemable preferred stocks	2,559	2,559	—	—
Equity securities:
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

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

March 31, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,563,996	$—	$1,563,264	$732
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,563,996	$—	$1,563,264	$732
TRADING
Fixed maturities:
Continuing operations	$15,379	$3,481	$11,898	$—
Discontinued operations	—	—	—	—
Total Trading Securities	$15,379	$3,481	$11,898	$—
EQUITY SECURITIES
Continuing operations	$280,362	$279,542	$—	$820
Discontinued operations	—	—	—	—
Total Equity Securities	$280,362	$279,542	$—	$820
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	$—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$285,804	$285,804	$—	$—
Discontinued operations	—	—	—	—
Money Market Accounts	$285,804	$285,804	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,404	$—	$4,404	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,404	$—	$4,404	$—
Total Assets Measured at Fair Value	$2,150,120	$569,002	$1,579,566	$1,552
Note: The sale of our life insurance business was completed on March 30, 2018.

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,535,070	$—	$1,534,323	$747
Discontinued operations	1,430,025	—	1,421,780	8,245
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Continuing operations	$280,913	$280,031	$—	$882
Discontinued operations	23,653	23,651	2	—
Total Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities:
Continuing operations	$16,842	$2,559	$14,283	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	6,431	6,431	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$23,273	$8,990	$14,283	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$6,147	$6,147	$—	$—
Discontinued operations	10,677	10,677	—	—
Money Market Accounts	$16,824	$16,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,029	$—	$4,029	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at March 31, 2018 and December 31, 2017 was reasonable.
For the three-month period ended March 31, 2018, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended March 31, 2018, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three-month period ended March 31, 2018, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities from continuing operations for the three-month period ended March 31, 2018:

	States, municipalities and political subdivisions	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2018	$—	$100	$647	$882	$1,629
Net unrealized gains (losses)(1)	—		(15)	(62)	(77)
Balance at March 31, 2018	$—	$100	$632	$820	$1,552
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2018 and December 31, 2017 (net of reinsurance amounts):

	March 31, 2018	December 31, 2017
Gross liability for losses and loss settlement expenses at beginning of year	$1,224,183	$1,123,896
Ceded losses and loss settlement expenses	(59,871)	(59,794)
Net liability for losses and loss settlement expenses at beginning of year	$1,164,312	$1,064,102
Losses and loss settlement expenses incurred for claims occurring during
Current year	$182,783	$779,966
Prior years	(38,055)	(54,253)
Total incurred	$144,728	$725,713
Losses and loss settlement expense payments for claims occurring during
Current year	$44,734	$311,972
Prior years	104,319	313,531
Total paid	$149,053	$625,503
Net liability for losses and loss settlement expenses at end of year	$1,159,987	$1,164,312
Ceded loss and loss settlement expenses	59,994	59,871
Gross liability for losses and loss settlement expenses at end of period	$1,219,981	$1,224,183

There are a multitude of factors that can impact loss reserve development. Those factors include, but are not limited to: historical data, the potential impact of various loss reserve development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific monetary impact of any individual factor on the development of reserves.

The significant drivers of the favorable reserve development in 2018 were our commercial liability, commercial automobile and commercial fire and allied lines of business. For each of these lines, reductions in loss IBNR were approximately equal to claim payments and reductions in reserves for reported claims were similar to the favorable loss development. Much of the favorable development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. About half of our total favorable development is attributable to loss adjustment expense. Assumed reinsurance exhibited adverse development which provided a partial offset to the favorable development. Assumed reinsurance was adversely affected by the combination of paid losses and increases in reserves for reported claims which were greater than reductions in reserves for claims incurred but not reported.

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers compensation lines of business. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts combined with some favorable development coming from decreases in reserves, which were more than sufficient to pay claims as they closed. Workers compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Our personal lines also contributed favorable development. The lines that experienced adverse development during the year, which partially offset the favorable development mentioned earlier, were assumed reinsurance and commercial automobile. The adverse development for assumed reinsurance is due to increases in prior year reserves for unpaid claims while the adverse development for commercial automobile is due to paid losses which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2018	2017	2018	2017

Net periodic benefit cost
Service cost	$2,175	$1,714	$749	$505
Interest cost	1,875	1,765	502	482
Expected return on plan assets	(2,625)	(2,412)	—	—
Amortization of prior service credit	—	—	(1,352)	(1,352)
Amortization of net loss	1,071	890	589	461
Net periodic benefit cost	$2,496	$1,957	$488	$96

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute $6,400 to the pension plan in 2018. For the three-month period ended March 31, 2018, we contributed $1,600 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At March 31, 2018, there were 855,781 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2018	From Inception to March 31, 2018
Beginning balance	996,828	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(153,209)	(3,025,180)
Number of awards forfeited or expired	12,162	480,961
Ending balance	855,781	855,781
Number of option awards exercised	89,057	1,174,952
Number of unrestricted stock awards granted	—	8,470
Number of restricted stock awards vested	19,658	57,826

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At March 31, 2018, we had 61,813 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2018	From Inception to March 31, 2018
Beginning balance	61,813	300,000
Number of awards granted	—	(262,190)
Number of awards forfeited or expired	—	24,003
Ending balance	61,813	61,813
Number of option awards exercised	7,599	96,880
Number of restricted stock awards vested	—	54,272

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2018 and 2017, we recognized stock-based compensation expense of $1,281 and $1,044, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2018, we had $10,458 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2018 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2018	$3,614
2019	3,856
2020	2,397
2021	552
2022	39
Total	$10,458

NOTE 7. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life, to Kuvare. The sale closed on March 30, 2018. As a result, our life insurance business has been considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current period presentation. For more information, refer to Note 11. Discontinued Operations.

Prior to the announcement to sell United Life, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance segment has six domestic locations from which it conducts its business. The life insurance segment operated from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

After the announcement of United Life, our continuing operations, the property and casualty insurance business, was reported as one reportable segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance business geographic concentration did not change after the announcement of the sale of the life insurance business. We will continue to evaluate our continuing operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2018		2017
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$20,364	$20,364	$18,584	$18,584
Weighted-average common shares outstanding	24,915,772	24,915,772	25,443,101	25,443,101
Add dilutive effect of restricted stock unit awards	—	290,083	—	248,717
Add dilutive effect of stock options	—	252,235	—	162,363
Weighted-average common shares outstanding	24,915,772	25,458,090	25,443,101	25,854,181
Earnings per common share from continuing operations	$0.82	$0.80	$0.73	$0.72
Earnings per common share from discontinued operations	(0.08)	(0.07)	0.05	0.05
Gain on sale of discontinued operations, net of taxes	1.10	1.07	—	—
Earnings per common share	$1.84	$1.80	$0.78	$0.77
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at March 31, 2018 and 2017, respectively. For the three-month periods ended March 31, 2018 and 2017, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at March 31, 2018.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2018	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)	—	(191,244)
Change in accumulated other comprehensive income before reclassifications	(34,219)	—	(34,219)
Reclassification adjustments from accumulated other comprehensive income (loss)	(29)	1,311	1,282
Balance as of March 31, 2018	$(10,627)	$(45,240)	$(55,867)
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

NOTE 11. DISCONTINUED OPERATIONS

On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life, to Kuvare for $280,000 in cash, less a $21 adjustment as set forth in the definitive agreement, for a net amount of $279,979. The sale closed on March 30, 2018 and we reported an after-tax gain on the sale of discontinued operations of $27,307. Our life insurance business (previously reported as a separate segment) was considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows were reported separately for all periods presented, unless otherwise noted.
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months.
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
(In Thousands, Except Share Data)	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $0 in 2018 and $34 in 2017)	$—	$34
Available-for-sale, at fair value (amortized cost $0 in 2018 and $1,412,291 in 2017)	—	1,430,025
Equity Securities at fair value (cost $0 in 2018 and $5,099 in 2017)	—	23,653
Mortgage loans	—	3,435
Policy loans	—	5,815
Other long-term investments	—	16,437
	—	1,479,399
Cash and cash equivalents	—	15,851
Deferred policy acquisition costs	—	71,151
Other assets	—	19,733
Total assets held for sale	$—	$1,586,134
Liabilities
Future policy benefits and losses	$—	$1,320,401
Deferred income taxes	—	18,716
Accrued expenses and other liabilities	—	8,018
Total liabilities held for sale	$—	$1,347,135

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income (Unaudited)
	Three Months Ended March 31,
(In Thousands, Except Share Data)	2018	2017

Revenues
Net premiums earned	$13,003	$17,428
Investment income, net of investment expenses	12,663	12,450
Net realized investment gains (losses)	(1,057)	1,705
Other income	146	198
Total revenues	$24,755	$31,781

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,823	$11,071
Increase in liability for future policy benefits	5,023	8,579
Amortization of deferred policy acquisition costs	1,895	1,673
Other underwriting expenses	3,864	3,631
Interest on policyholders’ accounts	4,499	4,744
Total benefits, losses and expenses	$26,104	$29,698

Income (loss) from discontinued operations before income taxes	$(1,349)	$2,083
Federal income tax expense	563	731
Net income (loss) from discontinued operations	$(1,912)	$1,352
Earnings per common share from discontinued operations:
Basic	$(0.08)	$0.05
Diluted	(0.07)	0.05

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of United Fire Group, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of United Fire Group, Inc. (the "Company") as of March 31, 2018, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, the consolidated statement of stockholders' equity for the three-month period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended, and the related notes and schedules (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Ernst & Young LLP

Des Moines, Iowa
May 9, 2018

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in our critical accounting policies from December 31, 2017.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial position. Our Management's Discussion and Analysis should be read in conjunction with our consolidated financial statements and related notes, including those in Item II, Part 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Our Consolidated Financial Statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.
When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,150 independent agencies.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders' accounts.
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company, to Kuvare US Holdings, Inc. ("Kuvare"). The sale closed on March 30, 2018. Our life insurance business has been considered held for sale and accounted for as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. For more information, refer to Part I, Item 1, Note 11. "Discontinued Operations."

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

Subsequent to the announcement of the sale of our life insurance business on September 19, 2017, we operate and report one business segment, which contains our continuing operations. Our life insurance business has been considered held for sale and is reported as discontinued operations for all periods presented in this Form 10-Q, unless otherwise noted. For more information, refer to Part I, Item 1, Note 7. "Segment Information."

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2018, approximately 48.4 percent of our property and casualty premiums were written in Texas, Iowa, California, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands)	2018	2017	%
Revenues
Net premiums earned	$245,167	$236,444	3.7%
Investment income, net of investment expenses	13,492	12,585	7.2
Net realized investment gains (losses)
Change in the value of equity securities	(8,313)	111	NM
All other net realized gains	449	2,138	(79.0)
Net realized investment gains	(7,864)	2,249	NM
Total revenues	$250,795	$251,278	(0.2)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$144,728	$156,552	(7.6)%
Amortization of deferred policy acquisition costs	49,639	50,461	(1.6)
Other underwriting expenses	34,855	21,259	64.0
Total benefits, losses and expenses	$229,222	$228,272	0.4%

Income from continuing operations before income taxes	$21,573	$23,006	(6.2)%
Federal income tax expense	1,209	4,422	(72.7)
Net income from continuing operations	$20,364	$18,584	9.6%
Income (loss) from discontinued operations, net of tax	(1,912)	1,352	(241.4)%
Gain on sale discontinued operations, net of tax	27,307	—	NM
Net income	$45,759	$19,936	129.5%

GAAP Ratios:
Net loss ratio (without catastrophes)	57.6%	62.1%	(7.2)%
Catastrophes - effect on net loss ratio	1.4	4.1	(65.9)%
Net loss ratio(1)	59.0%	66.2%	(10.9)%
Expense ratio(2)	34.5	30.3	13.9%
Combined ratio(3)	93.5%	96.5%	(3.1)%
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
NM = Not meaningful

The following is a summary of our financial performance from continuing operations for the three-month period ended March 31, 2018:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2018, the net income from continuing operations was $20.4 million compared to net income from continuing operations of $18.6 million for the same period of 2017. This increase was driven by higher net premiums earned from organic growth and geographical expansion, a decrease in losses and loss settlement expenses from a decrease in catastrophe losses and an increase in prior year favorable reserve development primarily on our other liability, commercial automobile and commercial fire and allied lines of business. These were all partially offset by: realized investment losses, primarily on equity securities, due to the adoption of new accounting guidance on January 1, 2018 which requires changes in the value of equity securities to be recognized in net income rather than accumulated other comprehensive income within shareholders equity; an increase in expenses primarily from investments in upgrading our underwriting technology platforms; and the acceleration of the amortization of our deferred acquisition costs in our commercial and personal automobile lines of business due to lower than expected profitability in these lines.

Net premiums earned increased to $245.2 million compared to $236.4 million for the same period of 2017 from continued organic growth and geographical expansion.

Losses and loss settlement expenses decreased by $11.8 million during the three-month period ended March 31, 2018 compared to the same period of 2017, and the net loss ratio decreased by 7.2 percentage points during the three-month period ended March 31, 2018 compared to the same period of 2017. This decrease was driven by a decrease in catastrophe losses and an increase in prior year favorable reserve development primarily on our other liability, commercial automobile and commercial fire and allied lines of business. Pre-tax catastrophe losses for the three-month period ended March 31, 2018 were $3.4 million compared to $9.7 million in the same period of 2017.

Investment income increased slightly by $0.9 million during the three-month period ended March 31, 2018, compared to the same period of 2017. The increase in the three-month period ended March 31, 2018 was primarily driven by an increase in invested assets and the change in the valuation of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.

The combined ratio decreased 3.0 percentage points to 93.5 percent, for the three-month period ended March 31, 2018, compared to 96.5 percent for the same period of 2017. The decrease in the combined ratio in the three-month period ended March 31, 2018, as compared to the same period of 2017, was primarily attributable to a decrease in the net loss ratio partially offset by an increase in underwriting expenses. The decrease in net loss ratio was primarily driven by a decrease in catastrophe losses and an increase in prior year favorable reserve development primarily on our other liability, commercial automobile and commercial fire and allied lines of business.

The net loss ratio, a component of the combined ratio, decreased by 7.2 percentage points to 59.0 percent in the three-month period ended March 31, 2018, as compared to the same period of 2017. The decrease in net loss ratio was primarily driven by a decrease in catastrophe losses and an increase in prior year favorable reserve development primarily on our other liability, commercial automobile and commercial fire and allied lines of business.

The expense ratio, a component of the combined ratio, was 34.5 percent for the three-month period ended March 31, 2018, an increase of 4.2 percentage points as compared with the same period of 2017. The increase in the three-month period ended March 31, 2018 was due to two items: first, continued investment in our multi-year project to upgrade our technology platforms to enhance core underwriting decisions and productivity, and second, acceleration of the amortizaion of deferred acquisition costs in our commercial and personal automobile lines of business due to lower than expected profitability in these lines.

On March 30, 2018 the sale of United Life closed, resulting in a gain on sale of discontinued operations after-tax of $27,307.

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

2018 Development

The property and casualty insurance business experienced $38.1 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2018. Three lines combined to provide the majority of favorable development while one line developed adversely. The three largest contributors to favorable development were commercial liability with $14.9 million of favorable development, commercial automobile with $13.9 million of favorable development and commercial fire and allied with $7.8 million of favorable development. Additional favorable development also came from workers compensation with $4.0 million of favorable development. The favorable development is attributable to reductions in reserves for reported claims as well as reductions in required reserves for incurred but not reported claims along with reductions in reserves for loss adjustment expense. Reserve reductions were more than sufficient to offset claim payments and loss adjustment expense payments. Loss adjustment expense payments continue to benefit from successful management of litigation expenses. The only line which partially offset to the favorable development was assumed reinsurance with $4.6 million of adverse development. Adverse development for assumed reinsurance is attributable to the combination of paid loss and the emergence of additional reserves for reported claims which were greater than reductions in prior year IBNR.

2017 Development

The property and casualty insurance business experienced $24.9 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2017. Two lines combined to provide the majority of favorable development while two lines developed adversely. The two largest contributors to favorable development were commercial liability, with $25.7 million of favorable development, and workers' compensation with $4.0 million of favorable development, in the three-month period ended March 31, 2017. The favorable development is also attributable to reductions in reserves for reported claims and reductions in required reserves for incurred but not reported claims along with reductions in reserves for loss adjustment expense. Reserve reductions were more than sufficient to offset claim payments and loss adjustment expense payments. Loss adjustment expense payments continue to benefit from successful management of litigation expenses. The two lines that provided a partial offset to the favorable development were assumed reinsurance with $6.1 million of adverse development and commercial fire with $2.5 million of adverse development. Adverse development for assumed reinsurance is primarily attributable to the emergence of additional reserves for reported claims. The adverse development for commercial fire was due to the emergence of 2016 accident year paid losses.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2018, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio from continuing operations by line of business:

Three Months Ended March 31,	2018			2017
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$75,593	$25,303	33.5%	$74,080	$17,789	24.0%
Fire and allied lines	57,399	34,229	59.6	55,519	44,123	79.5
Automobile	66,694	53,947	80.9	57,721	58,976	102.2
Workers' compensation	23,341	12,060	51.7	24,483	16,396	67.0
Fidelity and surety	5,473	658	12.0	5,897	208	3.5
Miscellaneous	425	184	43.3	378	57	15.1
Total commercial lines	$228,925	$126,381	55.2%	$218,078	$137,549	63.1%

Personal lines
Fire and allied lines	$10,438	$7,401	70.9%	$10,788	$6,374	59.1%
Automobile	7,009	5,757	82.1	6,479	6,230	96.2
Miscellaneous	295	(105)	(35.6)	279	(70)	(25.1)
Total personal lines	$17,742	$13,053	73.6%	$17,546	$12,534	71.4%
Reinsurance assumed	$(1,500)	$5,294	NM	$820	$6,469	NM
Total	$245,167	$144,728	59.0%	$236,444	$156,552	66.2%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 9.5 percentage points in the three-month period ended March 31, 2018, compared to the same period of 2017. This deterioration is attributable to a reduction in incurred but not reported ("IBNR") loss reserves that occurred during the three month period ended March 31, 2017 which provided a benefit in 2017 compared to no IBNR reserve reduction during the first quarter of 2018. This was offset by an increase in prior year favorable reserve development. Paid loss and paid loss adjustment expense were comparable for first quarter 2018 compared to same period of 2017 and the change in reserves for reported claims was more favorable in first quarter 2018 compared to the same period of 2017.

•
Commercial fire and allied lines - The net loss ratio improved 19.9 percentage points in the three-month period ended March 31, 2018, compared to the same period of 2017. This improvement is primarily attributable to favorable prior year reserve development and a decrease in catastrophe losses in the first quarter of 2018 compared to the same period in 2017.

•
Commercial automobile - The net loss ratio improved 21.3 percentage points in the three-month period ended March 31, 2018, compared to the same period of 2017. This improvement is primarily attributable to a decrease in severity and frequency of losses and favorable prior year reserve development.

•	Workers' compensation - The net loss ratio improved 15.3 percentage points in the three-month period ended March 31, 2018, compared to the same period of 2017. The improvement was primarily due to a decrease in frequency and severity of losses and reported claims in 2018 as compared to 2017 along with prior year favorable reserve development.

•
Personal fire and allied lines - The net loss ratio deteriorated 11.8 percentage points in the three-month period ended March 31, 2018, compared to the same period of 2017. The deterioration is attributable to an increase in frequency of losses and claims from first quarter non-catastrophic weather events during 2018 as compared to the same period of 2017

•
Personal automobile - The net loss ratio improved 14.1 percentage points in the three-month period ended March 31, 2018, respectively, compared to the same period of 2017. This improvement is attributable to both a reduction in paid loss and a decrease in reported claims in 2018 as compared to 2017.

•
Reinsurance assumed - The net loss ratio deteriorated in the three-month period ended March 31, 2018 compared to the same period of 2017. Net premiums earned were negative in the three-month period ended March 31, 2018 due to return of premiums from favorable prior year experience. Net losses decreased in the first quarter of 2018 as compared to the same period in 2017 primarily due to a decrease in frequency of losses and claims.

Financial Condition

Our stockholders' equity decreased to $970.7 million at March 31, 2018, from $973.4 million at December 31, 2017. The decrease was attributable to a decrease in net unrealized investment gains of $34.2 million, net of tax, during the first three months of 2018, shareholder dividends of $7.0 million and share repurchases of $5.4 million, partially offset by net income of $45.8 million, which includes a $27.3 million gain on the sale of discontinued operations.

At March 31, 2018, the book value per share of our common stock was $38.96. During the three-month period ended March 31, 2018, 120,372 shares of common stock were repurchased under our share repurchase program at a total cost of $5.4 million and an average share price of $44.90. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,116,200 shares of our common stock as of March 31, 2018.

Discontinued Operations Results

	Three Months Ended March 31,
(In Thousands)	2018	2017
Revenues
Net premiums earned	$13,003	$17,428
Investment income, net of investment expenses	12,663	12,450
Net realized investment gains (losses)	(1,057)	1,705
Other income	146	198
Total revenues	$24,755	$31,781

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,823	$11,071
Increase in liability for future policy benefits	5,023	8,579
Amortization of deferred policy acquisition costs	1,895	1,673
Other underwriting expenses	3,864	3,631
Interest on policyholders' accounts	4,499	4,744
Total benefits, losses and expenses	$26,104	$29,698

Income (loss) from discontinued operations, before income taxes	$(1,349)	$2,083

Our discontinued operations had a loss before income taxes of $1.3 million for the three-month period ended March 31, 2018, compared to income before income taxes of $2.1 million for the same period of 2017. The decrease in net income during the first quarter of 2018 was primarily due to a decrease in net premiums earned and realized investment losses compared to realized investment gains in the first quarter of 2017. The realized investment losses are primarily due to the change in the value of equity securities, which are now required to be recognized in the income statement due to the change in accounting principles adopted on January 1, 2018 as previously discussed.

Investment Portfolio

Our invested assets from continuing operations totaled $1.9 billion at March 31, 2018, compared to $1.9 billion at December 31, 2017, an increase of $16.1 million. At March 31, 2018, fixed maturity securities and equity securities made up 82.9 percent and 14.7 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2018 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Held-to-maturity	$150	—%
Available-for-sale	1,563,996	82.1
Trading securities	15,379	0.8
Equity securities	280,362	14.7
Other long-term investments	44,998	2.4
Short-term investments	175	—
Total	$1,905,060	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At both March 31, 2018 and December 31, 2017, we classified $1.6 billion or 99.0 percent and $1.5 billion or 98.9 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2018 and December 31, 2017, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating for both continuing and discontinued operations at March 31, 2018 and December 31, 2017. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2018		December 31, 2017
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$590,813	37.4%	$885,000	29.7%
AA	738,716	46.8	839,210	28.0
A	137,332	8.7	616,787	20.7
Baa/BBB	101,565	6.4	585,968	19.6
Other/Not Rated	11,099	0.7	55,156	1.9
	$1,579,525	100.0%	$2,982,121	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations increased by 7.2 percent in the three-month period ended March 31, 2018, compared with the same period of 2017. The increase in the three-month period ended March 31, 2018 was primarily due to an increase in invested assets and changes in value of our investments in limited liability partnerships as compared to the same period in 2017. We are maintaining our investment philosophy of purchasing fixed income investments rated investment grade or better.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2018, the change in value of our investments in limited liability partnerships resulted in investment income of $1.4 million as compared to an increase of $1.1 million in investment income in the same period of 2017. This resulted in an increase of $0.3 million in investment income in the three-month period ended March 31, 2018.
Our net realized investment losses from continuing operations was $7.9 million during the three-month period ended March 31, 2018, as compared with net realized investment gains of $2.2 million in the same period of 2017. $9.2 million of the net loss between such quarterly periods is the result the change in the value of equity securities which are now required to be recognized in net income rather the accumulated other comprehensive income due to the change in accounting principles adopted on January 1, 2018.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2018 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2018 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three-month periods ended March 31, 2018 and 2017, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses in the first quarter of 2018 and 2017 from continuing and discontinued operations:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2018	2017
Cash provided by (used in)
Operating activities	$23,574	$39,207
Investing activities	226,154	(28,228)
Financing activities	(21,618)	(28,176)
Net increase (decrease) in cash and cash equivalents	$228,110	$(17,197)
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the three-month periods ended March 31, 2018 and 2017 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by continuing operations totaled $23.6 million and $39.2 million for the three-month periods ended March 31, 2018 and 2017, respectively. Cash flows from discontinued operations provided by operating activities totaled $4.0 million and $6.4 million for the three-month periods ended March 31, 2018 and 2017, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $239.9 million, or 15.2 percent, of our fixed maturity portfolio will mature.

We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2018, our cash and cash equivalents included $285.8 million related to these money market accounts, compared to $16.8 million at December 31, 2017.
Net cash flows provided by investing activities were $226.2 million and $28.2 million for the three-month periods ended March 31, 2018 and 2017, respectively. For the three-month periods ended March 31, 2018 and 2017, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $33.4 million and $42.8 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the three-month period ended March 31, 2018.
Our cash outflows for investment purchases from continuing operations were $93.8 million for the three-month period ended March 31, 2018, compared to $81.7 million for the same period of 2017.
Financing Activities
Net cash flows used in financing activities from continuing operations was $10.1 million for the three-month period ended March 31, 2018 which changed slightly compared to $10.9 million for the three-month period ended March 31, 2017.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a Credit Agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of March 31, 2018 and 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility" to the unaudited Consolidated Financial Statements.
Dividends
Dividends paid to shareholders totaled $7.0 million and $6.4 million in the three-month periods ended March 31, 2018 and 2017, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2018, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $35.7 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 0.3 percent to $970.7 million at March 31, 2018, from $973.4 million at December 31, 2017. The decrease was primarily attributed to a decrease in net unrealized investment gains of $34.2 million, net of tax, during the first three months of 2018, shareholder dividends of $7.0 million and share repurchases of $5.4 million, partially offset by net income of $45.8 million, which includes $27.3 million of gain on the sale of discontinued operations. At March 31, 2018, the book value per share of our common stock was $38.96 compared to $39.06 at December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2023, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $1.5 million at March 31, 2018.

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

	Three Months Ended March 31,
(In Thousands)	2018	2017
ISO catastrophes	$3,438	$9,738
Non-ISO catastrophes (1)	(77)	(13)
Total catastrophes	$3,361	$9,725
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2018, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2018 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2018:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2018 - 1/31/2018	—	$—	—	2,236,572
2/1/2018 - 2/28/2018	115,372	44.89	115,372	2,121,200
3/1/2018 - 3/31/2018	5,000	44.98	5,000	2,116,200
Total	120,372	$44.90	120,372	2,116,200
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of March 31, 2018 we remained authorized to repurchase 2,116,200 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at March 31, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 9, 2018	May 9, 2018
(Date)	(Date)