Form 10-Q
period 2018-06-30
UNITED FIRE GROUP INC
filed 2018-08-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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
As of August 6, 2018, 25,050,267 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2018

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $150 in 2018 and $150 in 2017)	$150	$150
Available-for-sale, at fair value (amortized cost $1,811,473 in 2018 and $1,516,610 in 2017)	1,792,019	1,535,070
Trading securities, at fair value (amortized cost $12,704 in 2018 and $14,582 in 2017)	14,705	16,842
Equity securities at fair value (cost $64,092 in 2018 and $63,275 in 2017)	260,979	287,344
Mortgage loans	9,896	—
Other long-term investments	43,949	49,352
Short-term investments	175	175
	2,121,873	1,888,933
Cash and cash equivalents	100,840	95,562
Accrued investment income	15,716	13,841
Premiums receivable (net of allowance for doubtful accounts of $988 in 2018 and $1,255 in 2017)	380,242	328,513
Deferred policy acquisition costs	95,065	88,102
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $53,603 in 2018 and $51,603 in 2017)	80,128	68,992
Reinsurance receivables and recoverables	58,810	63,194
Prepaid reinsurance premiums	4,902	3,749
Deferred tax asset	4,482	—
Income taxes receivable	—	6,031
Goodwill and intangible assets	23,606	23,971
Other assets	16,512	16,409
Assets held for sale	—	1,586,134
TOTAL ASSETS	$2,902,176	$4,183,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,240,847	$1,224,183
Unearned premiums	517,732	465,391
Accrued expenses and other liabilities	173,458	167,396
Income taxes payable	5,539	—
Deferred income taxes	—	5,953
Liabilities held for sale	—	1,347,135
TOTAL LIABILITIES	$1,937,576	$3,210,058
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,043,967 and 24,916,806 shares issued and outstanding in 2018 and 2017, respectively	$25	$25
Additional paid-in capital	199,442	196,334
Retained earnings	824,431	608,700
Accumulated other comprehensive income (loss), net of tax	(59,298)	168,314
TOTAL STOCKHOLDERS’ EQUITY	$964,600	$973,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,902,176	$4,183,431
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2018	2017	2018	2017
Revenues
Net premiums earned	$256,853	$245,222	$502,020	$481,666
Investment income, net of investment expenses	17,249	12,184	30,741	24,769
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of ($196) and ($159) in 2018 and $1,975 and $5,380 in 2017; previously included in accumulated other comprehensive income)	1,297	1,081	(6,567)	3,330
Total revenues	$275,399	$258,487	$526,194	$509,765
Benefits, Losses and Expenses
Losses and loss settlement expenses	$189,146	$188,596	$333,874	$345,148
Amortization of deferred policy acquisition costs	50,810	51,398	100,449	101,859
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,661 and $3,321 in 2018 and $1,352 and $2,704 in 2017; previously included in accumulated other comprehensive income)	37,252	22,824	72,107	44,083
Total benefits, losses and expenses	$277,208	$262,818	$506,430	$491,090
Income (loss) from continuing operations before income taxes	$(1,809)	$(4,331)	$19,764	$18,675
Federal income tax benefit (includes reclassifications of $390 and $731 in 2018 and ($219) and ($937) in 2017; previously included in accumulated other comprehensive income)	(1,966)	(4,440)	(757)	(18)
Income from continuing operations	$157	$109	$20,521	$18,693
Income (loss) from discontinued operations, net of taxes	—	2,849	(1,912)	4,201
Gain on sale of discontinued operations, net of taxes	—	—	27,307	—
Net income	$157	$2,958	$45,916	$22,894
Other comprehensive income
Change in net unrealized appreciation on investments	$(6,199)	$30,653	$(58,013)	$45,619
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(6,199)	$30,653	$(58,013)	$45,619
Income tax effect	1,301	(10,729)	12,182	(15,967)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(4,898)	$19,924	$(45,831)	$29,652
Reclassification adjustment for net realized investment (gains) losses included in income	$196	$(1,975)	$159	$(5,380)
Reclassification adjustment for employee benefit costs included in expense	1,661	1,352	3,321	2,704
Total reclassification adjustments, before tax	$1,857	$(623)	$3,480	$(2,676)
Income tax effect	(390)	219	(731)	937
Total reclassification adjustments, after tax	$1,467	$(404)	$2,749	$(1,739)
Comprehensive income (loss)	$(3,274)	$22,478	$2,834	$50,807
Diluted weighted average common shares outstanding	25,611,773	25,624,686	25,582,708	25,752,525
Earnings per common share from continuing operations:
Basic	$0.01	$0.01	$0.82	$0.74
Diluted	0.01	0.01	0.80	0.73
Earnings per common share:
Basic	$0.01	$0.12	$1.84	$0.91
Diluted	0.01	0.12	1.80	0.89
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Six Months Ended June 30, 2018

Common stock
Balance, beginning of year	$25
Shares repurchased (120,372 shares)	—
Shares issued for stock-based awards (246,633 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$196,334
Compensation expense and related tax benefit for stock-based award grants	2,718
Shares repurchased	(5,404)
Shares issued for stock-based awards	5,794
Balance, end of period	$199,442

Retained earnings
Balance, beginning of year	$608,700
Cumulative effect of change in accounting principle	191,244
Net unrealized investment depreciation of discontinued operations, sold	(6,714)
Net income	45,916
Dividends on common stock ($0.59 per share)	(14,715)
Balance, end of period	$824,431

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	$168,314
Cumulative effect of change in accounting principle	(191,244)
Change in net unrealized investment appreciation(1)	(38,991)
Change in liability for underfunded employee benefit plans(2)	2,623
Balance, end of period	$(59,298)

Summary of changes
Balance, beginning of year	$973,373
Net income	45,916
All other changes in stockholders’ equity accounts	(54,689)
Balance, end of period	$964,600

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$45,916	$22,894
Less net income (loss) from discontinued operations, net of taxes	(1,912)	4,201
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	4,324	4,517
Depreciation and amortization	2,316	2,333
Stock-based compensation expense	2,718	2,254
Net realized investment (gains) losses	6,567	(3,330)
Net cash flows from equity and trading investments	21,839	(1,524)
Deferred income tax benefit	(8,836)	(2,833)
Changes in:
Accrued investment income	(1,875)	(643)
Premiums receivable	(51,729)	(55,664)
Deferred policy acquisition costs	(6,963)	(8,041)
Reinsurance receivables	4,384	(4,431)
Prepaid reinsurance premiums	(1,153)	(184)
Income taxes receivable	6,031	6,300
Other assets	(102)	(484)
Losses and loss settlement expenses	16,664	56,582
Unearned premiums	52,341	58,542
Accrued expenses and other liabilities	9,383	14,460
Income taxes payable	5,539	—
Deferred income taxes	(14,054)	(2,308)
Other, net	1,253	2,927
Cash from operating activities - continuing operations	48,647	68,473
Cash from operating activities - discontinued operations	4,023	24,968
Cash from operating activities - gain on sale of discontinued operations	(34,851)	—
Total adjustments	$17,819	$93,441
Net cash provided by operating activities	$65,647	$112,134
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$23,994	$1,096
Proceeds from call and maturity of available-for-sale investments	60,651	76,183
Proceeds from short-term and other investments	5,816	3,185
Proceeds from the sale of discontinued operations	276,055	—
Purchase of available-for-sale investments	(383,633)	(112,472)
Purchase of mortgage loans	(9,896)	—
Purchase of short-term and other investments	(1,995)	(2,852)
Net purchases and sales of property and equipment	(13,012)	(3,861)
Cash from investing activities - continuing operations	(42,020)	(38,721)
Cash from investing activities - discontinued operations	14,343	13,956
Net cash used in investing activities	$(27,677)	$(24,765)
Cash Flows From Financing Activities
Payment of cash dividends	$(14,716)	$(13,380)
Repurchase of common stock	(5,404)	(21,184)
Issuance of common stock	5,794	2,207
Cash from financing activities - continuing operations	(14,326)	(32,357)
Cash from financing activities - discontinued operations	(11,547)	(35,444)
Net cash used in financing activities	$(25,873)	$(67,801)
Net Change in Cash and Cash Equivalents	$12,097	$19,568
Less: increase in cash and cash equivalents - discontinued operations	(6,819)	(3,480)
Net increase in cash and cash equivalents - continuing operations	5,278	16,088
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	95,562	89,194
Cash and Cash Equivalents at End of Period - Continuing Operations	$100,840	$105,282
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
Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, the life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, as applicable, unless otherwise noted. For more information, refer to Note 11. Discontinued Operations.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2017, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and have been condensed or omitted.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The review report of Ernst & Young LLP as of June 30, 2018 and for the three- and six-month periods ended June 30, 2018 and 2017 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the six-month periods ended June 30, 2018 and 2017, we made payments for income taxes for continuing operations totaling $15,037 and $7,628, respectively. We received a tax refund of $1,503 and $10,000 for the six-month periods ended June 30, 2018 and 2017, respectively.
For the six-month periods ended June 30, 2018 and 2017, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2018.

	Continuing Operations	Discontinued Operations
	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$88,102	$71,151	$159,253
Underwriting costs deferred	107,412	1,376	108,788
Amortization of deferred policy acquisition costs	(100,449)	(1,895)	(102,344)
Ending unamortized deferred policy acquisition costs	$95,065	$70,632	$165,697
Impact of unrealized gains and losses on available-for-sale securities	—	7,274	7,274
Sale of discontinued operations	—	(77,906)	(77,906)
Recorded asset at June 30, 2018	$95,065	$—	$95,065

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $6,294 at December 31, 2017. There was no impact of unrealized gains and losses on available-for-sale securities on the DAC asset at June 30, 2018 because the non-traditional life insurance business is part of discontinued operations, which was sold on March 30, 2018.
Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of June 30, 2018 we had not completed accounting for the tax effects of enactment of the Tax Act, however for certain items, we have made a reasonable estimate of the effects on our deferred tax balances. For other items where we could not make a reasonable estimate, we are still using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. The Company will continue to refine this estimated provisional adjustment as we gain a more thorough understanding of the effects of enactment of the Tax Act on the Company, and the Company will take future guidance into consideration when it becomes available.
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
We reported consolidated federal income tax expense from continuing and discontinued operations of $7,350 and $2,250 for the six-month periods ended June 30, 2018 and 2017, respectively. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2018 or December 31, 2017. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

With regard to the sale of the life insurance subsidiary, federal income taxes were allocated to continuing and discontinued operations in accordance with the Company’s tax allocation agreement and the terms of the definitive agreement related to the sale.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2014.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. On July 24, 2018, the Company's Board of Directors declared a special cash dividend of $3.00 per share or a total of approximately $75,000 payable August 20, 2018 to shareholders of record as of August 3, 2018. This dividend will be recorded in the Company's financial statements in the three months ended September 30, 2018. The Company concluded there are no other material subsequent events or transactions that have occurred after the balance sheet date through the date on which the financial statements were issued.
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
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance resulted in a reclassification from accumulated other comprehensive income to retained earnings of $191,244 after tax, which is equal to the amount of net unrealized gains and losses on available-for-sale equity securities on January 1, 2018. Also, in the three- and six-month periods ended June 30, 2018, the Company recognized an after-tax net realized investment gain of $241 and an after-tax net realized investment loss of $7,879, respectively, in net income from the change in value of equity securities due to the adoption of this new accounting guidance.
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
Pending Adoption of Accounting Standards
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability, for all leases with terms greater than 12 months, on their balance sheets. The lease liability will be based on the present value of the future lease payments and the asset will be based on the liability. Expenses will be recognized on the income statement in a similar manner as previous methods. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance using the package of practical expedients as of January 1, 2019. The Company has created an inventory of its operating leases and has calculated the undiscounted future minimum lease payments, which are disclosed in Note 13. Lease Commitments of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The undiscounted future minimum lease payments at December 31, 2017 is $22.5 million, which represents less than 1.0 percent of the Company's total assets at December 31, 2017. The Company plans to use their incremental borrowing rate of their credit facility described in Note 9. Credit Facility of this Form 10-Q, as the discount rate for calculating the minimum lease payments. The Company is reviewing and updating its processes and controls under the new guidance. Management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of June 30, 2018 and December 31, 2017, is as follows:

June 30, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Total Held-to-Maturity Fixed Maturities	$150	$—	$—	$150
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$120,272	$23	$341	$119,954
U.S. government agency	196,348	633	2,712	194,269
States, municipalities and political subdivisions
General obligations:
Midwest	99,821	893	1,053	99,661
Northeast	40,913	385	187	41,111
South	119,745	612	2,040	118,317
West	110,147	916	1,492	109,571
Special revenue:
Midwest	143,606	1,368	1,208	143,766
Northeast	63,889	426	1,431	62,884
South	247,056	1,414	4,457	244,013
West	147,388	1,251	2,469	146,170
Foreign bonds	7,751	72	—	7,823
Public utilities	49,629	196	1,141	48,684
Corporate bonds
Energy	22,477	111	316	22,272
Industrials	42,286	143	486	41,943
Consumer goods and services	44,100	106	680	43,526
Health care	13,071	65	159	12,977
Technology, media and telecommunications	26,632	43	790	25,885
Financial services	73,501	182	1,746	71,937
Mortgage-backed securities	8,382	28	223	8,187
Collateralized mortgage obligations
Government national mortgage association	73,482	181	2,650	71,013
Federal home loan mortgage corporation	111,082	136	2,044	109,174
Federal national mortgage association	46,657	46	1,305	45,398
Asset-backed securities	3,238	325	79	3,484
Total Available-for-Sale Fixed Maturities	$1,811,473	$9,555	$29,009	$1,792,019

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$17,073	$4	$186	$16,891
U.S. government agency	121,574	1,311	717	122,168
States, municipalities and political subdivisions
General obligations:
Midwest	107,689	2,446	439	109,696
Northeast	47,477	1,174	10	48,641
South	139,870	2,462	813	141,519
West	111,123	2,351	463	113,011
Special revenue:
Midwest	155,475	3,620	351	158,744
Northeast	79,028	1,351	619	79,760
South	260,145	5,218	1,851	263,512
West	156,576	2,929	1,198	158,307
Foreign bonds	51,361	1,441	49	52,753
Public utilities	206,028	3,386	270	209,144
Corporate bonds
Energy	93,191	1,972	110	95,053
Industrials	218,067	3,881	241	221,707
Consumer goods and services	183,253	3,498	494	186,257
Health care	74,125	1,312	29	75,408
Technology, media and telecommunications	146,853	2,376	250	148,979
Financial services	277,824	5,769	442	283,151
Mortgage-backed securities	13,828	101	238	13,691
Collateralized mortgage obligations
Government national mortgage association	157,836	1,921	2,274	157,483
Federal home loan mortgage corporation	201,320	1,879	4,047	199,152
Federal national mortgage association	104,903	1,703	1,174	105,432
Asset-backed securities	4,282	362	8	4,636
Total Available-for-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095
Equity securities:
Common stocks

Public utilities	$6,394	$16,075	$30	$22,439
Energy	6,514	8,171	120	14,565
Industrials	13,117	53,522	120	66,519
Consumer goods and services	10,110	15,742	164	25,688
Health care	7,763	32,340	—	40,103
Technology, media and telecommunications	6,067	11,556	115	17,508
Financial services	11,529	104,985	67	116,447
Nonredeemable preferred stocks	992	305	—	1,297
Total Available-for-Sale Equity Securities	$62,486	$242,696	$616	$304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at June 30, 2018 and December 31, 2017:

June 30, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	—	—	—	—
Total Held-to-Maturity Fixed Maturities	$150	$—	$—	150
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,811,473	$9,555	$29,009	$1,792,019
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,811,473	$9,555	$29,009	$1,792,019
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,516,610	$27,412	$8,952	$1,535,070
Discontinued operations	1,412,291	25,055	7,321	1,430,025
Total Available-for-Sale Fixed Maturities	2,928,901	52,467	16,273	2,965,095
Equity securities:
Continuing operations	$57,387	$224,065	$539	$280,913
Discontinued operations	5,099	18,631	77	23,653
Total Available-for-Sale Equity Securities	62,486	242,696	616	304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661
Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2018, by contractual maturity, are shown in the following tables. The table below includes investments from continuing operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Held-To-Maturity		Available-For-Sale		Trading
June 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$80,163	$80,314	$1,807	$1,871
Due after one year through five years	150	150	276,772	277,322	8,530	10,268
Due after five years through 10 years	—	—	481,651	479,036	1,100	1,020
Due after 10 years	—	—	730,046	718,091	1,267	1,546
Asset-backed securities	—	—	3,238	3,484	—	—
Mortgage-backed securities	—	—	8,382	8,187	—	—
Collateralized mortgage obligations	—	—	231,221	225,585	—	—
	$150	$150	$1,811,473	$1,792,019	$12,704	$14,705

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$(219)	$103	$(193)	$527
Trading securities
Change in fair value	(148)	176	(259)	547
Sales	349	(11)	905	46
Equity securities	1,315	524	(7,020)	1,921
Real estate	—	289	—	289
Total net realized investment gains (losses) from continuing operations	$1,297	$1,081	$(6,567)	$3,330
Total net realized investment gains (losses) from discontinued operations	—	1,599	(1,057)	3,304
Total net realized investment gains (losses)	$1,297	$2,680	$(7,624)	$6,634

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$23,994	$—	$23,994	$1,096
Gross realized gains	140	—	140	1,046
Gross realized losses	(307)	—	(307)	—
The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$—	$—	$3,963
Gross realized gains	—	—	—	1,254
Gross realized losses	—	—	—	(78)
Note: The sale of the life insurance business was completed on March 30, 2018.
There were no sales of held-to-maturity securities during the three- and six-month periods ended June 30, 2018 and 2017.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $14,705 and $16,842 at June 30, 2018 and December 31, 2017, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2027 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $15,380 at June 30, 2018.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2018	2017
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(65,127)	$32,132
Available-for-sale equity securities	—	11,861
Deferred policy acquisition costs	7,274	(3,753)
Income tax effect	12,148	(14,084)
Net unrealized investment depreciation of discontinued operations, sold	6,714	—
Cumulative change in accounting principles	(191,244)	—
Total change in net unrealized investment appreciation, net of tax	$(230,235)	$26,156
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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis, including both continuing and discontinued operations at June 30, 2018 and December 31, 2017. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2018, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at June 30, 2018 or at June 30, 2017. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	7	$65,396	$201	2	$4,687	$140	$70,083	$341
U.S. government agency	26	126,009	2,357	2	7,644	355	133,653	2,712
States, municipalities and political subdivisions
General obligations
Midwest	13	19,600	140	3	19,177	913	38,777	1,053
Northeast	4	13,208	78	1	3,534	109	16,742	187
South	17	35,461	503	11	28,623	1,537	64,084	2,040
West	12	28,125	388	8	24,959	1,104	53,084	1,492
Special revenue
Midwest	18	33,830	356	7	18,510	852	52,340	1,208
Northeast	4	12,472	120	11	27,636	1,311	40,108	1,431
South	30	61,106	1,034	26	65,618	3,423	126,724	4,457
West	17	31,156	237	21	52,290	2,232	83,446	2,469
Public utilities	19	39,933	1,141	—	—	—	39,933	1,141
Corporate bonds
Energy	7	10,465	316	—	—	—	10,465	316
Industrials	8	22,206	486	—	—	—	22,206	486
Consumer goods and services	14	28,226	680	—	—	—	28,226	680
Health care	4	6,489	159	—	—	—	6,489	159
Technology, media and telecommunications	10	22,147	790	—	—	—	22,147	790
Financial services	21	49,917	1,440	1	5,293	306	55,210	1,746
Mortgage-backed securities	34	4,217	113	11	2,012	110	6,229	223
Collateralized mortgage obligations
Government national mortgage association	21	50,094	1,766	7	11,744	884	61,838	2,650
Federal home loan mortgage corporation	20	46,374	964	7	17,556	1,080	63,930	2,044
Federal national mortgage association	17	35,019	944	3	6,882	361	41,901	1,305
Asset-backed securities	1	2,846	79	—	—	—	2,846	79
Total Available-for-Sale Fixed Maturities	324	$744,296	$14,292	121	$296,165	$14,717	$1,040,461	$29,009

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$10,370	$67	2	$5,765	$119	$16,135	$186
U.S. government agency	11	64,842	390	5	19,372	327	84,214	717
States, municipalities and political subdivisions
General obligations
Midwest	2	2,177	8	3	19,729	431	21,906	439
Northeast	—	—	—	1	3,644	10	3,644	10
South	3	7,959	32	11	29,545	781	37,504	813
West	2	5,944	18	8	25,755	445	31,699	463
Special revenue
Midwest	2	3,486	15	7	19,130	336	22,616	351
Northeast	1	4,471	37	11	28,476	582	32,947	619
South	8	7,749	107	27	69,917	1,744	77,666	1,851
West	3	5,424	16	22	56,753	1,182	62,177	1,198
Foreign bonds	1	857	49	—	—	—	857	49
Public utilities	8	19,186	79	5	8,446	191	27,632	270
Corporate bonds
Energy	1	2,236	13	1	1,606	97	3,842	110
Industrials	10	27,773	146	2	4,275	95	32,048	241
Consumer goods and services	14	32,781	248	3	6,813	246	39,594	494
Health care	4	9,947	29	—	—	—	9,947	29
Technology, media and telecommunications	12	35,319	122	3	10,413	128	45,732	250
Financial services	22	50,144	256	4	11,389	186	61,533	442
Mortgage-backed securities	10	2,458	18	10	6,641	220	9,099	238
Collateralized mortgage obligations
Government national mortgage association	20	49,764	629	17	46,969	1,645	96,733	2,274
Federal home loan mortgage corporation	11	37,543	577	20	75,679	3,470	113,222	4,047
Federal national mortgage association	11	31,958	342	11	20,123	832	52,081	1,174
Asset-backed securities	1	992	8	—	—	—	992	8
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Common stocks
Public utilities	—	$—	$—	1	$278	$30	$278	$30
Energy	2	528	120	—	—	—	528	120
Industrials	1	99	13	5	193	107	292	120
Consumer goods and services	—	—	—	2	151	164	151	164
Technology, media and telecommunications	2	466	95	1	4	20	470	115
Financial services	2	193	55	1	9	12	202	67
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

The tables on the following pages are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at June 30, 2018 and December 31, 2017. The sale of our life insurance business was completed on March 30, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position:

June 30, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	324	$744,296	$14,292	121	$296,165	$14,717	$1,040,461	$29,009
Discontinued operations	—	—	—	—	—	—	—	—
Total Available-for-Sale Fixed Maturities	324	$744,296	$14,292	121	$296,165	$14,717	$1,040,461	$29,009
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	88	$232,489	$1,791	112	$302,815	$7,161	$535,304	$8,952
Discontinued operations	74	180,891	1,415	61	167,625	5,906	348,516	7,321
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Continuing operations	5	$1,129	$236	6	$385	$303	$1,514	$539
Discontinued operations	2	157	47	4	250	30	407	77
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

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
The mortgage loan portfolio consists entirely of commercial mortgage loans. The fair value of our mortgage loans is determined by modeling performed by our third party fund manager based on the stated principal and coupon payments provided for in the loan agreements. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value.

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2018, the cash surrender value of the COLI policies was $4,625, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$150	$150	$150	$150
Available-for-sale securities	1,792,019	1,792,019	1,535,070	1,535,070
Trading securities	14,705	14,705	16,842	16,842
Equity securities	260,979	260,979	287,344	287,344
Mortgage loans	9,896	9,896	—	—
Other long-term investments	43,949	43,949	49,352	49,352
Short-term investments	175	175	175	175
Cash and cash equivalents	100,840	100,840	95,562	95,562
Corporate-owned life insurance	4,625	4,625	4,029	4,029

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at June 30, 2018 and December 31, 2017 is as follows:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$34	$34
Available-for-sale securities	—	—	1,430,025	1,430,025
Equity securities:
Available-for-sale securities	—	—	23,653	23,653
Mortgage loans	—	—	3,594	3,435
Policy loans	—	—	5,815	5,815
Other long-term investments	—	—	16,437	16,437
Cash and cash equivalents	—	—	15,851	15,851
Liabilities
Policy reserves
Annuity (accumulations)	$—	$—	$591,702	$611,866
Annuity (benefit payments)	—	—	147,038	93,560
Note: The sale of the life insurance business was completed on March 30, 2018.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments from both continuing and discontinued operations at June 30, 2018 and December 31, 2017:

June 30, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$119,954	$—	$119,954	$—
U.S. government agency	194,269	—	194,269	—
States, municipalities and political subdivisions
General obligations
Midwest	99,661	—	99,661	—
Northeast	41,111	—	41,111	—
South	118,317	—	118,317	—
West	109,571	—	109,571	—
Special revenue
Midwest	143,766	—	143,766	—
Northeast	62,884	—	62,884	—
South	244,013	—	244,013	—
West	146,170	—	146,170	—
Foreign bonds	7,823	—	7,823	—
Public utilities	48,684	—	48,684	—
Corporate bonds
Energy	22,272	—	22,272	—
Industrials	41,943	—	41,943	—
Consumer goods and services	43,526	—	43,526	—

Health care	12,977	—	12,977	—
Technology, media and telecommunications	25,885	—	25,885	—
Financial services	71,937	—	71,837	100
Mortgage-backed securities	8,187	—	8,187	—
Collateralized mortgage obligations
Government national mortgage association	71,013	—	71,013	—
Federal home loan mortgage corporation	109,174	—	109,174	—
Federal national mortgage association	45,398	—	45,398	—
Asset-backed securities	3,484	—	2,845	639
Total Available-for-Sale Fixed Maturities	$1,792,019	$—	$1,791,280	$739
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$2,099	$—	$2,099	$—
Consumer goods and services	1,772	—	1,772	—
Health care	3,914	—	3,914	—
Technology, media and telecommunications	1,960	—	1,960	—
Financial services	2,120	—	2,120	—
Redeemable preferred stocks	2,840	2,840	—	—
Total Trading Securities	$14,705	$2,840	$11,865	$—
EQUITY SECURITIES
Common stocks
Public utilities	$15,565	$15,565	$—	$—
Energy	14,029	14,029	—	—
Industrials	58,683	58,683	—	—
Consumer goods and services	24,328	24,328	—	—
Health care	19,503	19,503	—	—
Technology, media and telecommunications	14,624	14,624	—	—
Financial services	110,222	110,222	—	—
Nonredeemable preferred stocks	4,025	3,356	—	669
Total Equity Securities	$260,979	$260,310	$—	$669
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$25,927	$25,927	$—	$—
Corporate-Owned Life Insurance	$4,625	$—	$4,625	$—
Total Assets Measured at Fair Value	$2,098,430	$289,252	$1,807,770	$1,408
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$16,891	$—	$16,891	$—
U.S. government agency	122,168	—	122,168	—
States, municipalities and political subdivisions
General obligations
Midwest	109,696	—	109,696	—
Northeast	48,641	—	48,641	—
South	141,519	—	141,519	—
West	113,011	—	113,011	—
Special revenue
Midwest	158,744	—	158,744	—
Northeast	79,760	—	79,760	—
South	263,512	—	263,512	—
West	158,307	—	158,307	—
Foreign bonds	52,753	—	52,753	—
Public utilities	209,144	—	209,144	—
Corporate bonds
Energy	95,053	—	95,053	—
Industrials	221,707	—	221,707	—
Consumer goods and services	186,257	—	185,589	668
Health care	75,408	—	75,408	—
Technology, media and telecommunications	148,979	—	148,979	—
Financial services	283,151	—	275,474	7,677
Mortgage-backed securities	13,691	—	13,691	—
Collateralized mortgage obligations
Government national mortgage association	157,483	—	157,483	—
Federal home loan mortgage corporation	199,152	—	199,152	—
Federal national mortgage association	105,432	—	105,432	—
Asset-backed securities	4,636	—	3,989	647
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Common stocks
Public utilities	$22,439	$22,439	$—	$—
Energy	14,565	14,565	—	—
Industrials	66,519	66,517	2	—
Consumer goods and services	25,688	25,688	—	—
Health care	40,103	40,103	—	—
Technology, media and telecommunications	17,508	17,508	—	—
Financial services	116,447	116,447	—	—

Nonredeemable preferred stocks	1,297	415	—	882
Total Available-for-Sale Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
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

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

June 30, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,792,019	$—	$1,791,280	$739
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,792,019	$—	$1,791,280	$739
TRADING
Fixed maturities:
Continuing operations	$14,705	$2,840	$11,865	$—
Discontinued operations	—	—	—	—
Total Trading Securities	$14,705	$2,840	$11,865	$—
EQUITY SECURITIES
Continuing operations	$260,979	$260,310	$—	$669
Discontinued operations	—	—	—	—
Total Equity Securities	$260,979	$260,310	$—	$669
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	$—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$25,927	$25,927	$—	$—
Discontinued operations	—	—	—	—
Money Market Accounts	$25,927	$25,927	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,625	$—	$4,625	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,625	$—	$4,625	$—
Total Assets Measured at Fair Value	$2,098,430	$289,252	$1,807,770	$1,408
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,535,070	$—	$1,534,323	$747
Discontinued operations	1,430,025	—	1,421,780	8,245
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Continuing operations	$280,913	$280,031	$—	$882
Discontinued operations	23,653	23,651	2	—
Total Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities:
Continuing operations	$16,842	$2,559	$14,283	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	6,431	6,431	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$23,273	$8,990	$14,283	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$6,147	$6,147	$—	$—
Discontinued operations	10,677	10,677	—	—
Money Market Accounts	$16,824	$16,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,029	$—	$4,029	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at June 30, 2018 and December 31, 2017 was reasonable.
For the three- and six-month periods ended June 30, 2018, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2018, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and six-month periods ended June 30, 2018, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities from continuing operations for the three-month period ended June 30, 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2018	$100	$632	$820	$1,552
Net unrealized gains (losses)(1)		7	(151)	(144)
Balance at June 30, 2018	$100	$639	$669	$1,408
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities from continuing operations for the six-month period ended June 30, 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2018	$100	$647	$882	$1,629
Net unrealized losses(1)	—	(8)	(213)	(221)
Balance at June 30, 2018	$100	$639	$669	$1,408
(1) Net unrealized losses are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2018 and December 31, 2017:

Commercial Mortgage Loans
	June 30, 2018	December 31, 2017
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$9,896	—
Total commercial mortgage loans	$9,896	$—

Mortgage Loans by Region
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	32.8%	$—	—%
Southern Atlantic	6,651	67.2	—	—
Total mortgage loans	$9,896	100.0%	$—	—%

Mortgage Loans by Property Type
	June 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,245	32.8%	$—	—%
Office	6,651	67.2	—	—
Total mortgage loans	$9,896	100.0%	$—	—%
The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclosure. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2018 there were no mortgage loans impairments.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2018 and December 31, 2017 (net of reinsurance amounts):

	June 30, 2018	December 31, 2017
Gross liability for losses and loss settlement expenses at beginning of year	$1,224,183	$1,123,896
Ceded losses and loss settlement expenses	(59,871)	(59,794)
Net liability for losses and loss settlement expenses at beginning of year	$1,164,312	$1,064,102
Losses and loss settlement expenses incurred for claims occurring during
Current year	$382,259	$779,966
Prior years	(48,385)	(54,253)
Total incurred	$333,874	$725,713
Losses and loss settlement expense payments for claims occurring during
Current year	$116,117	$311,972
Prior years	197,750	313,531
Total paid	$313,867	$625,503
Net liability for losses and loss settlement expenses at end of year	$1,184,319	$1,164,312
Ceded loss and loss settlement expenses	56,528	59,871
Gross liability for losses and loss settlement expenses at end of period	$1,240,847	$1,224,183

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

For the three-month period ended June 30, 2018, the majority of favorable development came from two lines, workers compensation and reinsurance assumed with a partial offset coming from unfavorable development for commercial fire and allied lines and commercial other liability. All other lines combined to also contribute some overall favorable development during this three-month period. For the six-month period ended June 30, 2018, the majority of favorable development came from three lines, commercial automobile, workers compensation, and commercial other liability. All other lines combined to also contribute overall favorable development and only one line, reinsurance assumed, provided any unfavorable development during this six-month period. The favorable development is attributable to our continued litigation management efforts as well as favorable runoff of reserves for general loss adjustment expenses.

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers compensation lines of business. Much of the favorable commercial other liability development came from loss adjustment expense and is attributed to our continued litigation management efforts combined with some favorable development coming from decreases in reserves, which were more than sufficient to pay claims as they closed. Workers compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Our personal lines also contributed favorable development. The lines that experienced adverse development during the year, which partially offset the favorable development mentioned earlier, were assumed reinsurance and commercial automobile. The adverse development for assumed reinsurance is due to increases in prior year reserves for unpaid claims while the adverse development for commercial automobile is due to paid losses which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.

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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2018	2017	2018	2017

Net periodic benefit cost
Service cost	$2,175	$1,714	$750	$505
Interest cost	1,875	1,765	502	482
Expected return on plan assets	(2,626)	(2,412)	—	—
Amortization of prior service credit	—	—	(1,352)	(1,352)
Amortization of net loss	1,072	891	589	461
Net periodic benefit cost	$2,496	$1,958	$489	$96

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2018	2017	2018	2017

Net periodic benefit cost
Service cost	$4,350	$3,427	$1,499	$1,010
Interest cost	3,750	3,530	1,004	964
Expected return on plan assets	(5,251)	(4,824)	—	—
Amortization of prior service credit	—	—	(2,704)	(2,704)
Amortization of net loss	2,143	1,782	1,178	922
Net periodic benefit cost	$4,992	$3,915	$977	$192

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute $6,400 to the pension plan in 2018. For the six-month period ended June 30, 2018, we contributed $3,200 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group,

Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2018, there were 876,695 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2018	From Inception to June 30, 2018
Beginning balance	996,828	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(157,527)	(3,029,498)
Number of awards forfeited or expired	37,394	506,193
Ending balance	876,695	876,695
Number of option awards exercised	198,726	1,284,621
Number of unrestricted stock awards granted	—	8,470
Number of restricted stock awards vested	19,658	57,826

Non-qualified Non-employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-qualified Non-employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2018, we had 49,163 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2018	From Inception to June 30, 2018
Beginning balance	61,813	300,000
Number of awards granted	(12,650)	(274,840)
Number of awards forfeited or expired	—	24,003
Ending balance	49,163	49,163
Number of option awards exercised	15,599	104,880
Number of restricted stock awards vested	17,269	71,541

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2018 and 2017, we recognized stock-based compensation expense of $1,437 and $1,210, respectively. For the six-month periods ended June 30, 2018 and 2017, we recognized stock-based compensation expense of $2,718 and $2,254, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2018, we had $9,589 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2018 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2018	$2,636
2019	4,026
2020	2,348
2021	542
2022	37
Total	$9,589

NOTE 7. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life, to Kuvare. The sale closed on March 30, 2018. As a result, the life insurance business has been considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current period presentation. For more information, refer to Note 11. Discontinued Operations.

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2018		2017
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$157	$157	$109	$109
Weighted-average common shares outstanding	24,976,563	24,976,563	25,133,035	25,133,035
Add dilutive effect of restricted stock unit awards	—	281,654	—	248,717
Add dilutive effect of stock options	—	353,556	—	242,934
Weighted-average common shares outstanding	24,976,563	25,611,773	25,133,035	25,624,686
Earnings per common share from continuing operations	$0.01	$0.01	$0.01	$0.01
Earnings per common share from discontinued operations	—	—	0.11	0.11
Earnings per common share	$0.01	$0.01	$0.12	$0.12
Awards excluded from diluted earnings per share calculation(1)	—	2,681	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2018		2017
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$20,521	$20,521	$18,693	$18,693
Weighted-average common shares outstanding	24,946,335	24,946,335	25,288,068	25,288,068
Add dilutive effect of restricted stock unit awards	—	281,654	—	248,717
Add dilutive effect of stock options	—	354,719	—	215,740
Weighted-average common shares outstanding	24,946,335	25,582,708	25,288,068	25,752,525
Earnings per common share from continuing operations	$0.82	$0.80	$0.74	$0.73
Earnings per common share from discontinued operations	(0.08)	(0.07)	0.17	0.16
Gain on sale of discontinued operations, net of taxes	1.10	1.07	—	—
Earnings per common share	$1.84	$1.80	$0.91	$0.89
Awards excluded from diluted earnings per share calculation(1)	—	2,681	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at June 30, 2018 and 2017, respectively. For the six-month periods ended June 30, 2018 and 2017, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at June 30, 2018.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2018	$(10,627)	$(45,240)	$(55,867)
Change in accumulated other comprehensive income before reclassifications	(4,898)	—	(4,898)
Reclassification adjustments from accumulated other comprehensive income (loss)	155	1,312	1,467
Balance as of June 30, 2018	$(15,370)	$(43,928)	$(59,298)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2018	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)	—	(191,244)
Change in accumulated other comprehensive income before reclassifications	(39,117)	—	(39,117)
Reclassification adjustments from accumulated other comprehensive income (loss)	126	2,623	2,749
Balance as of June 30, 2018	$(15,370)	$(43,928)	$(59,298)
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

NOTE 11. DISCONTINUED OPERATIONS

On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life, to Kuvare for $280,000 in cash, less a $21 adjustment as set forth in the definitive agreement, for a net amount of $279,979. The sale closed on March 30, 2018 and we reported an after-tax gain on the sale of discontinued operations of $27,307. The life insurance business (previously reported as a separate segment) was considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows were reported separately for all periods presented, as applicable, unless otherwise noted.
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
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
(In Thousands, Except Share Data)	June 30, 2018	December 31, 2017
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
Note: The sale of the life insurance business was completed on March 30, 2018.

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2018	2017	2018	2017

Revenues
Net premiums earned	$—	$14,341	$13,003	$31,769
Investment income, net of investment expenses	—	12,426	12,663	24,876
Net realized investment gains (losses)	—	1,599	(1,057)	3,304
Other income	—	126	146	324
Total revenues	$—	$28,492	$24,755	$60,273

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$9,102	$10,823	$20,173
Increase in liability for future policy benefits	—	5,281	5,023	13,860
Amortization of deferred policy acquisition costs	—	1,695	1,895	3,368
Other underwriting expenses	—	3,377	3,864	7,008
Interest on policyholders’ accounts	—	4,651	4,499	9,395
Total benefits, losses and expenses	$—	$24,106	$26,104	$53,804

Income (loss) from discontinued operations before income taxes	$—	$4,386	$(1,349)	$6,469
Federal income tax expense	—	1,537	563	2,268
Net income (loss) from discontinued operations	$—	$2,849	$(1,912)	$4,201
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.11	$(0.08)	$0.17
Diluted	—	0.11	(0.07)	0.16
Note: The sale of the life insurance business was completed on March 30, 2018.

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Review Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of United Fire Group, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of United Fire Group, Inc. (the "Company") as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017, the consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, the consolidated statement of stockholders' equity for the six-month period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2018

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

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Our Consolidated Financial Statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,100 independent agencies.
Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, future policy benefits, underwriting and other operating expenses and interest on policyholders' accounts.
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare"). The sale closed on March 30, 2018. The life insurance business has been considered held for sale and accounted for as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. All periods presented have been revised to show results from continuing and discontinued operations, as applicable, unless otherwise noted. For more information, refer to Part I, Item 1, Note

11. "Discontinued Operations."

Reportable Segments

Prior to the announcement of the sale of the life insurance business, we have historically reported our operations in two business segments, each with a wide range of products:

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

Subsequent to the announcement of the sale of the life insurance business on September 19, 2017, we operate and report as one business segment, which contains our continuing operations. The life insurance business has been considered held for sale and is reported as discontinued operations for all periods presented in this Form 10-Q, as applicable, unless otherwise noted. For more information, refer to Part I, Item 1, Note 7. "Segment Information."

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2018, approximately 48.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2018	2017	%	2018	2017	%
Revenues
Net premiums earned	$256,853	$245,222	4.7%	$502,020	$481,666	4.2%
Investment income, net of investment expenses	17,249	12,184	41.6	30,741	24,769	24.1
Net realized investment gains (losses)
Change in the value of equity securities	305	245	NM	(8,883)	356	NM
All other net realized gains	992	836	NM	2,316	2,974	NM
Net realized investment gains (losses)	1,297	1,081	20.0	(6,567)	3,330	NM
Total revenues	$275,399	$258,487	6.5%	$526,194	$509,765	3.2%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$189,146	$188,596	0.3%	$333,874	$345,148	(3.3)%
Amortization of deferred policy acquisition costs	50,810	51,398	(1.1)	100,449	101,859	(1.4)
Other underwriting expenses	37,252	22,824	63.2	72,107	44,083	63.6
Total benefits, losses and expenses	$277,208	$262,818	5.5%	$506,430	$491,090	3.1%

Income (loss) from continuing operations before income taxes	$(1,809)	$(4,331)	(58.2)	$19,764	$18,675	5.8%
Federal income tax benefit	(1,966)	(4,440)	(55.7)	(757)	(18)	NM
Net income from continuing operations	$157	$109	44.0%	$20,521	$18,693	9.8%
Income (loss) from discontinued operations, net of tax	—	2,849	(100.0)%	(1,912)	4,201	(145.5)%
Gain on sale of discontinued operations, net of tax	—	—	—%	27,307	—	NM
Net income	$157	$2,958	(94.7)%	$45,916	$22,894	100.6%

GAAP Ratios:
Net loss ratio (without catastrophes)	67.7%	65.3%	3.7%	62.8%	63.8%	(1.6)%
Catastrophes - effect on net loss ratio	5.9	11.6	(49.1)%	3.7	7.9	(53.2)%
Net loss ratio(1)	73.6%	76.9%	(4.3)%	66.5%	71.7%	(7.3)%
Expense ratio(2)	34.3	30.3	13.2%	34.4	30.3	13.5%
Combined ratio(3)	107.9%	107.2%	0.7%	100.9%	102.0%	(1.1)%
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
NM = Not meaningful

The following is a summary of our financial performance from continuing operations for the three- and six-month periods ended June 30, 2018:

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2018, the net income from continuing operations was $0.2 million compared to net income from continuing operations of $0.1 million for the same period of 2017. In the three-month period ended June 30, 2018, there was an increase in net premiums earned from continued organic growth and geographical expansion and an increase in investment income due to an increase in invested assets and improved performance on limited liability investments as compared to the same period in 2017. These were both partially offset by an increase in other underwriting expenses primarily from continued investment in upgrading our underwriting technology platforms and the acceleration of the amortization of our deferred acquisition costs in our commercial and personal automobile lines of business due to lower than expected profitability in these lines. Net premiums earned increased to $256.9 million compared to $245.2 million for the same period of 2017 due to continued organic growth from new business writings and geographical expansion.

For the six-month period ended June 30, 2018, the net income from continuing operations was $20.5 million compared to net income from continuing operations of $18.7 million for the same period of 2017. This increase was driven by an increase in net premiums earned from continued organic growth and geographical expansion, an increase in investment income due to an increase in invested assets and improved performance on limited liability investments, and a decrease in losses and loss settlement expenses from a decrease in catastrophe losses as compared to the same period in 2017. Net premiums earned increased to $502.0 million compared to $481.7 million for the same period of 2017. These results were all partially offset by an increase in other underwriting expenses and realized investment losses, primarily on equity securities, due to the adoption of new accounting guidance on January 1, 2018 which requires changes in the value of equity securities to be recognized in net income rather than accumulated other comprehensive income within shareholders equity.

Losses and loss settlement expenses increased slightly by 0.3 percentage points during the three-month period ended June 30, 2018 compared to the same period of 2017. This increase was driven by an increase in severity of non-catastrophe losses partially offset by a decrease in catastrophe losses. Pre-tax catastrophe losses for the three-month period ended June 30, 2018 were $15.1 million compared to $28.3 million in the same period of 2017.

Losses and loss settlement expenses decreased by 3.3 percentage points during the six-month period ended June 30, 2018 compared to the same period of 2017. This decrease was driven by a decrease in catastrophe losses and an increase in prior year favorable reserve development primarily on our other liability, commercial automobile and commercial fire and allied lines of business partially offset by an increase in severity of non-catastrophe losses. Pre-tax catastrophe losses for the six-month period ended June 30, 2018 were $18.5 million compared to $38.1 million in the same period of 2017.

Investment income increased by $5.1 million and $6.0 million during the three- and six-month periods ended June 30, 2018, compared to the same periods of 2017. The increase in the three- and six-month periods ended June 30, 2018 was primarily driven by an increase in invested assets and the change in the valuation of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.

The combined ratio increased 0.7 percentage points and decreased 1.1 percentage points to 107.9 percent and 100.9 percent, respectively, for the three- and six-month periods ended June 30, 2018, compared to 107.2 percent and 102.0 percent for the same periods of 2017. The increase in the combined ratio in the three-month period ended June 30, 2018 was primarily due to an increase in the expense ratio partially offset by a decrease in the net loss ratio as compared to the same periods of 2017. The decrease in the combined ratio in the six-month period ended June 30, 2018, as compared to the same periods of 2017, was primarily attributable to a decrease in the net loss ratio partially offset by an increase in the expense ratio.

The net loss ratio, a component of the combined ratio, decreased by 3.3 percentage points and 5.2 percentage points to 73.6 percent and 66.5 percent in the three- and six-month periods ended June 30, 2018, respectively, as compared to the same periods of 2017. The decrease in net loss ratio was primarily driven by a decrease in catastrophe losses.

The expense ratio, a component of the combined ratio, was 34.3 percent and 34.4 percent, respectively, for the three- and six-month periods ended June 30, 2018, an increase of 4.0 percentage points and 4.1 percentage points as compared with the same periods of 2017. The increase in the three- and six-month periods ended June 30, 2018 was primarily split between two items. First, we invested in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity. The expectation is this project will add 1.0 to 2.0 percentage points annually to the expense ratio for the duration of the project. Second, the acceleration of the amortization of our deferred acquisition costs in our underperforming commercial and personal auto lines of business which resulted from lower than expected profitability in these lines as discussed in prior quarters.

On March 30, 2018, the sale of United Life closed, resulting in a gain on sale of discontinued operations after-tax of $27.3 million.

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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends, including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long-tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, prudently conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2018 Development

The property and casualty insurance segment experienced $10.3 million of favorable development and $48.4 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2018, respectively. For the three-month period ended June 30, 2018, the two lines contributing the majority of favorable development were workers compensation with $10.5 million favorable development and reinsurance assumed with $3.2 million favorable development. During the three-month period ended June 30, 2018 there were three individual lines experiencing unfavorable development which totaled $6.0 million with essentially all of the unfavorable development coming from two lines, commercial fire and allied lines, with $3.7 million unfavorable development; and commercial other liability with $2.3 million unfavorable development. For the six-month period ended June 30, 2018 the majority of favorable development came from three lines: commercial automobile with $15.0 million favorable development: workers compensation with $14.5 million favorable development; and commercial other liability, with $12.7 million favorable development. During the six-month period ended June 30, 2018, the only line with unfavorable development was reinsurance assumed, with $1.2 million unfavorable development. The favorable development is attributable to our continued litigation management efforts as well as favorable runoff of reserves for reported claims, reserves for incurred but not reported claims, and reserves for general loss adjustment expenses.

2017 Development

The property and casualty insurance business experienced $16.3 million and $41.2 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2017, respectively. For the three-month period ended June 30, 2017 the majority of favorable development came from two lines: commercial other liability, with $11.0 million favorable development; and workers compensation, with $5.6 million favorable development. For the six-month period ended June 30, 2017 the majority of favorable development came from two lines, commercial liability with $36.7 million favorable development and workers compensation with $9.6 million favorable development. This favorable development was partially offset by unfavorable development from two other lines: commercial fire and allied lines, with $3.0 million unfavorable development; and assumed reinsurance, with $5.0 million unfavorable development. During the six-month period ended June 30, 2017 all other lines combined contributed $2.9 million favorable development. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than necessary to offset claim payments.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2018, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio from continuing operations by line of business:

Three Months Ended June 30,	2018			2017
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$76,309	$38,503	50.5%	$76,215	$15,554	20.4%
Fire and allied lines	57,996	51,101	88.1	54,419	60,989	112.1
Automobile	69,709	66,090	94.8	61,497	71,653	116.5
Workers compensation	23,633	17,002	71.9	27,222	15,916	58.5
Fidelity and surety	5,742	291	5.1	5,714	450	7.9
Miscellaneous	428	193	45.1	537	108	20.1
Total commercial lines	$233,817	$173,180	74.1%	$225,604	$164,670	73.0%

Personal lines
Fire and allied lines	$10,396	$9,359	90.0%	$10,782	$15,001	139.1%
Automobile	7,227	6,213	86.0	6,674	8,002	119.9
Miscellaneous	301	(167)	(55.5)	287	27	9.4
Total personal lines	$17,924	$15,405	85.9%	$17,743	$23,030	129.8%
Reinsurance assumed	$5,112	$561	11.0%	$1,875	$896	47.8%
Total	$256,853	$189,146	73.6%	$245,222	$188,596	76.9%

Six Months Ended June 30,	2018			2017
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$151,902	$63,806	42.0%	$150,295	$33,343	22.2%
Fire and allied lines	115,395	85,330	73.9	109,938	105,112	95.6
Automobile	136,403	120,037	88.0	119,218	130,629	109.6
Workers compensation	46,974	29,062	61.9	51,705	32,312	62.5
Fidelity and surety	11,215	949	8.5	11,611	658	5.7
Miscellaneous	853	377	44.2	915	165	18.0
Total commercial lines	$462,742	$299,561	64.7%	$443,682	$302,219	68.1%

Personal lines
Fire and allied lines	$20,834	$16,760	80.4%	$21,570	$21,375	99.1%
Automobile	14,236	11,970	84.1	13,153	14,232	108.2
Miscellaneous	596	(272)	(45.6)	566	(43)	(7.6)
Total personal lines	$35,666	$28,458	79.8%	$35,289	$35,564	100.8%
Reinsurance assumed	$3,612	$5,855	162.1%	$2,695	$7,365	273.3%
Total	$502,020	$333,874	66.5%	$481,666	$345,148	71.7%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 30.1 and 19.8 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. This deterioration is attributable to reductions in loss IBNR that occurred during both the first and second quarters of 2017, which provided a benefit to 2017 compared to no IBNR reduction during the first quarter of 2018, and a relatively small IBNR increase during the second quarter of 2018. In addition, in the three- and six-month periods ended June 30, 2018, we experienced an increase in severity of losses driven primarily by auto liability and bodily injury related claims. The change in reserves for reported claims increased in 2018 compared to a decrease in 2017. Paid losses were lower in 2018 than in 2017 while paid loss adjustment expenses were comparable for 2018 vs. 2017.

•
Commercial fire and allied lines - The net loss ratio improved 24.0 and 21.7 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. This improvement is attributable to lower paid losses, a decrease in catastrophe losses and less of an increase in reserves for reported claims in 2018 vs. 2017.

•
Commercial automobile - The net loss ratio improved 21.7 and 21.6 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. While we continued to experience improvement in this line in 2018 as compared to the same periods in 2017, the performance of this line remains below our expectations. We will continue to aggressively pursue rate increases, review underperforming accounts and implement the risk control initiatives we have discussed the last few quarters to improve the performance of this line of business.

•
Workers compensation - The net loss ratio deteriorated 13.4 and improved 0.6 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. The deterioration in the three-month period ended June 30, 2018 is primarily due to an increase in severity of losses with a portion of the severe losses from auto-related claims.

•
Personal fire and allied lines - The net loss ratio improved 49.1 and 18.7 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. The improvement is attributable to fewer catastrophe claims in 2018 vs. 2017, which resulted in relatively favorable changes in reserves for both reported claims and incurred but not reported claims for 2018 vs. 2017.

•
Personal automobile - The net loss ratio improved 33.9 and 24.1 percentage points in the three- and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. This improvement is attributable to a reduction in reserves for reported claims in 2018 vs. an increase in 2017 with some of this favorable change due to fewer catastrophe claims in 2018 vs. 2017.

•
Reinsurance assumed - The net loss ratio improved in the three- and six-month periods ended June 30, 2018 compared to the same periods of 2017. This improvement is attributable to reductions in reserves for reported claims which occurred in 2018 vs. increases in 2017. These reductions were more than sufficient to offset increases in paid losses for 2018 vs. 2017 as well as increases in reserves for incurred but not reported claims for 2018 vs. 2017.

Financial Condition

Our stockholders' equity decreased to $964.6 million at June 30, 2018, from $973.4 million at December 31, 2017. The decrease was attributable to a decrease in net unrealized investment gains of $39.0 million, net of tax, during the first six months of 2018, shareholder dividends of $14.7 million and share repurchases of $5.4 million, partially offset by net income of $45.9 million, which includes a $27.3 million gain on the sale of discontinued operations.

At June 30, 2018, the book value per share of our common stock was $38.52. During the six-month period ended June 30, 2018, 120,372 shares of common stock were repurchased under our share repurchase program at a total cost of $5.4 million and an average share price of $44.90. No shares were repurchased during the three-month period ended June 30, 2018. Under our share repurchase program, which is scheduled to expire on August 31, 2018, we were authorized to repurchase an additional 2,116,200 shares of our common stock as of June 30, 2018.

Discontinued Operations Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Revenues
Net premiums earned	$—	$14,341	$13,003	$31,769
Investment income, net of investment expenses	—	12,426	12,663	24,876
Net realized investment gains (losses)	—	1,599	(1,057)	3,304
Other income	—	126	146	324
Total revenues	$—	$28,492	$24,755	$60,273

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$9,102	$10,823	$20,173
Increase in liability for future policy benefits	—	5,281	5,023	13,860
Amortization of deferred policy acquisition costs	—	1,695	1,895	3,368
Other underwriting expenses	—	3,377	3,864	7,008
Interest on policyholders' accounts	—	4,651	4,499	9,395
Total benefits, losses and expenses	$—	$24,106	$26,104	$53,804

Income (loss) from discontinued operations, before income taxes	$—	$4,386	$(1,349)	$6,469

The sale of our discontinued operations closed on March 30, 2018, and therefore no income was earned in the second quarter of 2018. For the six-month period ended June 30, 2018, our discontinued operations had a loss before income taxes of $1.3 million, compared to income before income taxes of $6.5 million for the same period of 2017.

Investment Portfolio

Our invested assets from continuing operations totaled $2.1 billion at June 30, 2018, compared to $1.9 billion at December 31, 2017, an increase of $232.9 million. At June 30, 2018, fixed maturity securities and equity securities made up 85.2 percent and 12.3 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2018 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Held-to-maturity	$150	—%
Available-for-sale	1,792,019	84.5
Trading securities	14,705	0.7
Equity securities	260,979	12.3
Mortgage loans	9,896	0.5
Other long-term investments	43,949	2.0
Short-term investments	175	—
Total	$2,121,873	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value. Held-to-maturity fixed maturities are carried at amortized cost.

At both June 30, 2018 and December 31, 2017, we classified $1.8 billion, or 99.2 percent, and $1.5 billion, or 98.9 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2018 and December 31, 2017, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating for both continuing and discontinued operations at June 30, 2018 and December 31, 2017. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2018		December 31, 2017
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$803,291	44.5%	$885,000	29.7%
AA	710,295	39.3	839,210	28.0
A	161,460	8.9	616,787	20.7
Baa/BBB	121,104	6.7	585,968	19.6
Other/Not Rated	10,724	0.6	55,156	1.9
	$1,806,874	100.0%	$2,982,121	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations increased by 41.6 percent and 24.1 percent in the three- and six-month periods ended June 30, 2018, compared with the same period of 2017. The increase in the six-month period ended June 30, 2018 was primarily due to an increase in invested assets and the change in the value of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2018, the change in value of our investments in limited liability partnerships resulted in investment income of $3.1 million and $4.5 million, respectively, as compared to an increase of $0.9 million and $2.0 million, respectively in investment income in the same periods of 2017. This resulted in an increase of $2.2 million and $2.5 million in investment income in the three- and six-month periods ended June 30, 2018.
Our net realized investment gains from continuing operations was a $1.3 million and our net realized investment losses were $6.6 million, respectively, during the three- and six-month periods ended June 30, 2018, as compared with net realized investment gains of $1.1 million and $3.3 million, respectively, in the same periods of 2017. $8.9 million of the $9.9 million change in the six-months period ended June 30, 2018 as compared to the same period in 2017 is due to the change in the value of equity securities which is now required to be recognized in net income rather than in accumulated other comprehensive income due to the change in accounting principles adopted on January 1, 2018.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2018 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2018 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high-quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the six-month periods ended June 30, 2018 and 2017, there were no other-than-temporary impairment write-downs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short- and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used to fund the payment of losses and loss settlement expenses, the purchase of investments, operating expenses, dividends, pension plan contributions, and in recent years, common stock repurchases.
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
Historically, we have generated substantial cash inflows from operations. It is our policy to invest the cash generated from operations in securities with maturities that, in the aggregate, correlate to the anticipated timing of payments for losses and loss settlement expenses. The majority of our assets are invested in available-for-sale fixed maturity securities.
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2018 and 2017 from continuing and discontinued operations:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2018	2017
Cash provided by (used in)
Operating activities	$65,647	$112,134
Investing activities	(27,677)	(24,765)
Financing activities	(25,873)	(67,801)
Net increase (decrease) in cash and cash equivalents	$12,097	$19,568
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the six-month periods ended June 30, 2018 and 2017 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $65.6 million and $112.1 million for the six-month periods ended June 30, 2018 and 2017, respectively. Cash flows from discontinued operations provided by operating activities totaled $4.0 million and $25.0 million for the six-month periods ended June 30, 2018 and 2017, respectively.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and our strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $360.6 million, or 20.0 percent, of our fixed maturity portfolio will mature.

We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2018, our cash and cash equivalents included $25.9 million related to these money market accounts, compared to $16.8 million at December 31, 2017.
Net cash flows used in investing activities were $27.7 million and $24.8 million for the six-month periods ended June 30, 2018 and 2017, respectively. For the six-month periods ended June 30, 2018 and 2017, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $90.5 million and $80.5 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the six-month period ended June 30, 2018.
Our cash outflows for investment purchases from continuing operations were $395.5 million for the six-month period ended June 30, 2018, compared to $115.3 million for the same period of 2017.
Financing Activities
Net cash flows used in financing activities from continuing operations was $14.3 million for the six-month period ended June 30, 2018 which decreased $18.1 million compared to $32.4 million used in the six-month period ended June 30, 2017 primarily due to a decrease in share repurchases.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a credit agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of June 30, 2018 and 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility."
Dividends
Dividends paid to shareholders totaled $14.7 million and $13.4 million in the six-month periods ended June 30, 2018 and 2017, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
On July 24, 2018, the Company's Board of Directors declared a special cash dividend of $3.00 per share or a total of approximately $75 million payable August 20, 2018 to stockholders of record as of August 3, 2018.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2018, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $50.7 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 0.9 percent to $964.6 million at June 30, 2018, from $973.4 million at December 31, 2017. The decrease was primarily attributed to a decrease in net unrealized investment gains of $39.0 million, net of tax, during the first six months of 2018, shareholder dividends of $14.7 million and share repurchases of $5.4 million, partially offset by net income of $45.9 million, which includes $27.3 million of gain on the sale of discontinued operations. At June 30, 2018, the book value per share of our common stock was $38.52 compared to $39.06 at December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through December 31, 2027, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $15.4 million at June 30, 2018.

MEASUREMENT OF RESULTS
Management evaluates our operations by monitoring key measures of growth and profitability. The following section provides further explanation of the key measures management uses to evaluate our results.

Catastrophe losses is a commonly used financial measure that uses the designations of the Insurance Services Office (ISO) and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophe losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance business, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
ISO catastrophes	$15,111	$26,804	$18,549	$36,542
Non-ISO catastrophes (1)	4	1,532	(73)	1,519
Total catastrophes	$15,115	$28,336	$18,476	$38,061
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2018, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2018 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2018:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2018 - 4/30/2018	—	$—	—	2,116,200
5/1/2018 - 5/31/2018	—	—	—	2,116,200
6/1/2018 - 6/30/2018	—	—	—	2,116,200
Total	—	$—	—	2,116,200
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. As of June 30, 2018 we remained authorized to repurchase 2,116,200 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the six months ended June 30, 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

August 8, 2018	August 8, 2018
(Date)	(Date)