Form 10-Q
period 2018-09-30
UNITED FIRE GROUP INC
filed 2018-11-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of November 5, 2018, 25,071,751 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2018

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $0 in 2018 and $150 in 2017)	$—	$150
Available-for-sale, at fair value (amortized cost $1,764,380 in 2018 and $1,516,610 in 2017)	1,730,031	1,535,070
Trading securities, at fair value (amortized cost $12,047 in 2018 and $14,582 in 2017)	14,399	16,842
Equity securities at fair value (cost $65,458 in 2018 and $63,275 in 2017)	276,253	287,344
Mortgage loans	14,896	—
Other long-term investments	40,432	49,352
Short-term investments	175	175
	2,076,186	1,888,933
Cash and cash equivalents	52,252	95,562
Accrued investment income	16,873	13,841
Premiums receivable (net of allowance for doubtful accounts of $968 in 2018 and $1,255 in 2017)	379,293	328,513
Deferred policy acquisition costs	95,140	88,102
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $50,431 in 2018 and $51,603 in 2017)	88,882	68,992
Reinsurance receivables and recoverables	66,148	63,194
Prepaid reinsurance premiums	5,856	3,749
Income taxes receivable	10,269	6,031
Goodwill and intangible assets	23,429	23,971
Other assets	16,632	16,409
Assets held for sale	—	1,586,134
TOTAL ASSETS	$2,830,960	$4,183,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,278,077	$1,224,183
Unearned premiums	508,850	465,391
Accrued expenses and other liabilities	158,761	167,396
Deferred income taxes	1,056	5,953
Liabilities held for sale	—	1,347,135
TOTAL LIABILITIES	$1,946,744	$3,210,058
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,066,384 and 24,916,806 shares issued and outstanding in 2018 and 2017, respectively	$25	$25
Additional paid-in capital	201,361	196,334
Retained earnings	752,581	608,700
Accumulated other comprehensive income (loss), net of tax	(69,751)	168,314
TOTAL STOCKHOLDERS’ EQUITY	$884,216	$973,373
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,830,960	$4,183,431
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2018	2017	2018	2017
Revenues
Net premiums earned	$264,747	$255,758	$766,767	$737,424
Investment income, net of investment expenses	13,192	13,792	43,933	38,561
Net realized investment gains (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of ($496) and ($655) in 2018 and $419 and $5,799 in 2017; previously included in accumulated other comprehensive income)	13,971	67	7,404	3,397
Total revenues	$291,910	$269,617	$818,104	$779,382
Benefits, Losses and Expenses
Losses and loss settlement expenses	$193,667	$223,208	$527,541	$568,356
Amortization of deferred policy acquisition costs	51,758	52,986	152,207	154,845
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,661 and $4,982 in 2018 and $1,352 and $4,056 in 2017; previously included in accumulated other comprehensive income)	33,887	25,817	105,994	69,900
Total benefits, losses and expenses	$279,312	$302,011	$785,742	$793,101
Income (loss) from continuing operations before income taxes	$12,598	$(32,394)	$32,362	$(13,719)
Federal income tax expense (benefit) (includes reclassifications of $453 and $1,184 in 2018 and $327 and ($610) in 2017; previously included in accumulated other comprehensive income)	1,528	(13,312)	771	(13,330)
Income (loss) from continuing operations	$11,070	$(19,082)	$31,591	$(389)
Income (loss) from discontinued operations, net of taxes	—	1,218	(1,912)	5,419
Gain on sale of discontinued operations, net of taxes	—	—	27,307	—
Net income (loss)	$11,070	$(17,864)	$56,986	$5,030
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(15,389)	$18,995	$(73,402)	$64,614
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(15,389)	$18,995	$(73,402)	$64,614
Income tax effect	3,232	(6,648)	15,414	(22,615)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(12,157)	$12,347	$(57,988)	$41,999
Reclassification adjustment for net realized investment (gains) losses included in income	$496	$(419)	$655	$(5,799)
Reclassification adjustment for employee benefit costs included in expense	1,661	1,352	4,982	4,056
Total reclassification adjustments, before tax	$2,157	$933	$5,637	$(1,743)
Income tax effect	(453)	(327)	(1,184)	610
Total reclassification adjustments, after tax	$1,704	$606	$4,453	$(1,133)
Comprehensive income (loss)	$617	$(4,911)	$3,451	$45,896
Diluted weighted average common shares outstanding	25,626,951	24,960,086	25,607,305	25,666,405
Earnings (loss) per common share from continuing operations:
Basic	$0.44	$(0.77)	$1.26	$(0.01)
Diluted	0.43	(0.77)	1.23	(0.01)
Earnings (loss) per common share:
Basic	$0.44	$(0.72)	$2.28	$0.20
Diluted	0.43	(0.72)	2.23	0.20
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

(In Thousands, Except Share Data)	Nine Months Ended September 30, 2018

Common stock
Balance, beginning of year	$25
Shares repurchased (120,372 shares)	—
Shares issued for stock-based awards (269,950 shares)	—
Balance, end of period	$25

Additional paid-in capital
Balance, beginning of year	$196,334
Compensation expense and related tax benefit for stock-based award grants	4,040
Shares repurchased	(5,404)
Shares issued for stock-based awards	6,391
Balance, end of period	$201,361

Retained earnings
Balance, beginning of year	$608,700
Cumulative effect of change in accounting principle	191,244
Net unrealized investment depreciation of discontinued operations, sold	(6,714)
Net income	56,986
Dividends on common stock ($3.90 per share)	(97,635)
Balance, end of period	$752,581

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	$168,314
Cumulative effect of change in accounting principle	(191,244)
Change in net unrealized investment appreciation(1)	(50,756)
Change in liability for underfunded employee benefit plans(2)	3,935
Balance, end of period	$(69,751)

Summary of changes
Balance, beginning of year	$973,373
Net income	56,986
All other changes in stockholders’ equity accounts	(146,143)
Balance, end of period	$884,216

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Cash Flows From Operating Activities
Net income	$56,986	$5,030
Less net income (loss) from discontinued operations, net of taxes	(1,912)	5,419
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	6,518	6,663
Depreciation and amortization	4,015	3,501
Stock-based compensation expense	4,040	3,456
Net realized investment gains	(7,404)	(3,397)
Net cash flows from equity and trading investments	21,253	816
Deferred income tax benefit	(6,259)	(4,979)
Changes in:
Accrued investment income	(3,032)	(1,294)
Premiums receivable	(50,780)	(45,208)
Deferred policy acquisition costs	(7,038)	(4,115)
Reinsurance receivables	(2,954)	(5,409)
Prepaid reinsurance premiums	(2,107)	(39)
Income taxes receivable	(4,238)	(7,075)
Other assets	(223)	(1,358)
Losses and loss settlement expenses	53,894	113,384
Unearned premiums	43,459	46,641
Accrued expenses and other liabilities	(3,654)	(12,430)
Deferred income taxes	(8,298)	1,794
Other, net	3,951	1,920
Cash from operating activities - continuing operations	41,143	92,871
Cash from operating activities - discontinued operations	4,024	23,814
Cash from operating activities - gain on sale of discontinued operations	(34,851)	—
Total adjustments	$10,316	$116,685
Net cash provided by operating activities	$69,214	$116,296
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$129,865	$3,388
Proceeds from call and maturity of available-for-sale investments	101,837	134,503
Proceeds from short-term and other investments	8,527	4,846
Proceeds from the sale of discontinued operations	276,055	—
Purchase of available-for-sale investments	(485,656)	(162,121)
Purchase of mortgage loans	(14,896)	—
Purchase of short-term and other investments	(3,824)	(4,864)
Net purchases and sales of property and equipment	(23,760)	(11,630)
Cash from investing activities - continuing operations	(11,852)	(35,878)
Cash from investing activities - discontinued operations	14,343	31,517
Net cash provided by (used in) investing activities	$2,491	$(4,361)
Cash Flows From Financing Activities
Payment of cash dividends	$(97,635)	$(20,364)
Repurchase of common stock	(5,404)	(29,784)
Issuance of common stock	6,391	2,960
Cash from financing activities - continuing operations	(96,648)	(47,188)
Cash from financing activities - discontinued operations	(11,547)	(46,239)
Net cash used in financing activities	$(108,195)	$(93,427)
Net Change in Cash and Cash Equivalents	$(36,490)	$18,508
Less: increase in cash and cash equivalents - discontinued operations	(6,820)	(9,092)
Net (decrease) increase in cash and cash equivalents - continuing operations	(43,310)	9,416
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	95,562	89,194
Cash and Cash Equivalents at End of Period - Continuing Operations	$52,252	$98,610
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. The review report of Ernst & Young LLP as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017 accompanies the unaudited Consolidated Financial Statements included in Part I, Item 1 "Financial Statements."

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the nine-month periods ended September 30, 2018 and 2017, we made payments for income taxes for continuing operations totaling $24,055 and $7,648, respectively. We received a tax refund of $1,503 and $10,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.
For the nine-month periods ended September 30, 2018 and 2017, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2018.

	Continuing Operations	Discontinued Operations
	Property & Casualty Insurance	Life Insurance	Total
Recorded asset at beginning of period	$88,102	$71,151	$159,253
Underwriting costs deferred	159,245	1,376	160,621
Amortization of deferred policy acquisition costs	(152,207)	(1,895)	(154,102)
Ending unamortized deferred policy acquisition costs	$95,140	$70,632	$165,772
Impact of unrealized gains and losses on available-for-sale securities	—	7,274	7,274
Sale of discontinued operations	—	(77,906)	(77,906)
Recorded asset at September 30, 2018	$95,140	$—	$95,140

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains and losses on available-for-sale securities decreased the DAC asset by $6,294 at December 31, 2017. There was no impact of unrealized gains and losses on available-for-sale securities on the DAC asset at September 30, 2018 because the non-traditional life insurance business is part of discontinued operations, which was sold on March 30, 2018.
Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of September 30, 2018 we had not completed accounting for the tax effects of enactment of the Tax Act, however for certain items, we have made a reasonable estimate of the effects on our deferred tax balances. For other items where we could not make a reasonable estimate, we are still using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. The Company will continue to refine this estimated provisional adjustment as we gain a more thorough understanding of the effects of enactment of the Tax Act on the Company, and the Company will take future guidance into consideration when it becomes available.
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
We reported consolidated federal income tax expense from consolidated continuing operations and discontinued operations of $1,528 and $8,878 for the three- and nine-month periods ended September 30, 2018, respectively, compared to income tax benefit of $12,650 and $10,400 during the same periods of 2017. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2018 or December 31, 2017. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

With regard to the sale of the life insurance subsidiary, federal income taxes were allocated to continuing and discontinued operations in accordance with the Company’s tax allocation agreement and the terms of the definitive agreement related to the sale.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. The Company concl uded there are no material subsequent events or transactions that have occurred after the balance sheet date through the date on which the financial statements were issued.
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
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance resulted in a reclassification from accumulated other comprehensive income to retained earnings of $191,244 after tax, which is equal to the amount of net unrealized gains and losses on available-for-sale equity securities on January 1, 2018. Also, in the three- and nine-month periods ended September 30, 2018, the Company recognized an after-tax net realized investment gain from continuing operations of $11,361 and $4,343, respectively, in net income from the change in value of equity securities due to the adoption of this new accounting guidance.
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
Pending Adoption of Accounting Standards
Intangibles - Other Internal Use Software

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires the Company to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020. Management currently believes that the adoption will not have an impact on the Company's financial position or results of operations.
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability on their balance sheets. The lease liability will be based on the present value of the future lease payments and the right-of-use asset will be based on the liability. Expenses will be recognized on the income statement in a similar manner as previous methods. The new guidance also requires companies to classify all leases as operating leases or financing leases. We believe all of our leases will be classified as operating leases. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company will adopt the new guidance under a modified retrospective transition approach using the package of practical expedients and the Company will not adopt the hindsight practical expedient as of January 1, 2019. We expect to use the accounting standard adoption date as our date of initial application.
The Company has created an inventory of its operating leases and has calculated the total undiscounted future minimum lease payments, which are disclosed in Note 13 Lease Commitments of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The undiscounted future minimum lease payments at December 31, 2017 are $22.5 million, which represents less than 1.0 percent of the Company's total assets at December 31, 2017. The Company plans to use their incremental borrowing rate of their credit facility described in Note 9 Credit Facility of this Form 10-Q, as the discount rate for calculating the minimum lease payments. For leases that exist prior to the date of initial application, the Company has elected to use the remaining lease term as of the date of initial application to measure its incremental borrowing rate. The Company has reviewed and updated its processes and controls under the new guidance. Management currently believes that the adoption will not have a significant impact on the Company's financial position or results of operations.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's portfolio of mortgage loan investments which are carried at amortized cost and are impairment model related to our available-for-sale portfolio. The Company will adopt the new guidance as of January 1, 2020 and is currently evaluating the impact on the Company's financial position, results of operations and key processes.
Income Taxes - Intra-entity Transfers
In October 2016, the FASB issued new guidance on the income tax treatment of intra-entity transfers. The new guidance replaces the current guidance which prohibits the recognition of current and deferred income taxes of intra-entity transfers until the asset is sold externally. Under the new guidance, the exemption is eliminated and income taxes will be recognized on transfers of intra-entity assets. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2019. Management currently believes that the adoption will not have a significant impact on the Company's financial position and results of operations.
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
Financial Instruments - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements of financial instruments. The new guidance removes the requirement for disclosing the amount and reason for transfers between Level 1 and Level 2 investment securities and the valuation processes for Level 3 fair value measurements. The guidance also requires additional disclosures on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020. The new guidance will modify existing fair value disclosures, but will not have an impact on the Company's financial position and results of operations.
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020. The new guidance will modify existing disclosures, but will not have an impact on the Company's financial position and results of operations.
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of September 30, 2018 and December 31, 2017, is as follows:

September 30, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,195	$—	$354	$26,841
U.S. government agency	212,542	310	5,862	206,990
States, municipalities and political subdivisions
General obligations:
Midwest	99,023	574	1,359	98,238
Northeast	37,389	251	289	37,351
South	115,440	333	2,559	113,214
West	107,993	643	1,998	106,638
Special revenue:
Midwest	140,245	817	1,735	139,327
Northeast	63,758	240	1,901	62,097
South	241,007	611	6,177	235,441
West	145,072	737	3,411	142,398
Foreign bonds	9,722	49	24	9,747
Public utilities	54,606	129	1,191	53,544
Corporate bonds
Energy	26,929	77	320	26,686
Industrials	56,127	103	699	55,531
Consumer goods and services	52,398	42	763	51,677
Health care	18,062	58	134	17,986
Technology, media and telecommunications	26,622	34	534	26,122
Financial services	77,788	164	1,888	76,064
Mortgage-backed securities	7,985	13	260	7,738
Collateralized mortgage obligations
Government national mortgage association	78,797	121	3,602	75,316
Federal home loan mortgage corporation	108,666	7	2,957	105,716
Federal national mortgage association	53,776	2	1,924	51,854
Asset-backed securities	3,238	318	41	3,515
Total Available-for-Sale Fixed Maturities	$1,764,380	$5,633	$39,982	$1,730,031

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$17,073	$4	$186	$16,891
U.S. government agency	121,574	1,311	717	122,168
States, municipalities and political subdivisions
General obligations:
Midwest	107,689	2,446	439	109,696
Northeast	47,477	1,174	10	48,641
South	139,870	2,462	813	141,519
West	111,123	2,351	463	113,011
Special revenue:
Midwest	155,475	3,620	351	158,744
Northeast	79,028	1,351	619	79,760
South	260,145	5,218	1,851	263,512
West	156,576	2,929	1,198	158,307
Foreign bonds	51,361	1,441	49	52,753
Public utilities	206,028	3,386	270	209,144
Corporate bonds
Energy	93,191	1,972	110	95,053
Industrials	218,067	3,881	241	221,707
Consumer goods and services	183,253	3,498	494	186,257
Health care	74,125	1,312	29	75,408
Technology, media and telecommunications	146,853	2,376	250	148,979
Financial services	277,824	5,769	442	283,151
Mortgage-backed securities	13,828	101	238	13,691
Collateralized mortgage obligations
Government national mortgage association	157,836	1,921	2,274	157,483
Federal home loan mortgage corporation	201,320	1,879	4,047	199,152
Federal national mortgage association	104,903	1,703	1,174	105,432
Asset-backed securities	4,282	362	8	4,636
Total Available-for-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095
Equity securities:
Common stocks

Public utilities	$6,394	$16,075	$30	$22,439
Energy	6,514	8,171	120	14,565
Industrials	13,117	53,522	120	66,519
Consumer goods and services	10,110	15,742	164	25,688
Health care	7,763	32,340	—	40,103
Technology, media and telecommunications	6,067	11,556	115	17,508
Financial services	11,529	104,985	67	116,447
Nonredeemable preferred stocks	992	305	—	1,297
Total Available-for-Sale Equity Securities	$62,486	$242,696	$616	$304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at September 30, 2018 and December 31, 2017:

September 30, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,764,380	$5,633	$39,982	$1,730,031
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,764,380	$5,633	$39,982	$1,730,031
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities:
Continuing operations	$150	$—	$—	$150
Discontinued operations	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,516,610	$27,412	$8,952	$1,535,070
Discontinued operations	1,412,291	25,055	7,321	1,430,025
Total Available-for-Sale Fixed Maturities	2,928,901	52,467	16,273	2,965,095
Equity securities:
Continuing operations	$57,387	$224,065	$539	$280,913
Discontinued operations	5,099	18,631	77	23,653
Total Available-for-Sale Equity Securities	62,486	242,696	616	304,566
Total Available-for-Sale Securities	$2,991,387	$295,163	$16,889	$3,269,661

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2018, by contractual maturity, are shown in the following tables. The table below includes investments from continuing operations. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
September 30, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$48,539	$48,703	$3,347	$3,431
Due after one year through five years	212,322	211,709	6,835	8,797
Due after five years through 10 years	518,809	513,464	—	—
Due after 10 years	732,248	712,016	1,865	2,171
Asset-backed securities	3,238	3,515	—	—
Mortgage-backed securities	7,985	7,738	—	—
Collateralized mortgage obligations	241,239	232,886	—	—
	$1,764,380	$1,730,031	$12,047	$14,399

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$22	$118	$(171)	$645
Trading securities
Change in fair value	351	(43)	92	504
Sales	171	72	1,076	117
Equity securities	13,944	(80)	6,924	1,842
Real estate	(517)	—	(517)	289
Total net realized investment gains from continuing operations	$13,971	$67	$7,404	$3,397
Total net realized investment gains (losses) from discontinued operations	—	296	(1,057)	3,600
Total net realized investment gains	$13,971	$363	$6,347	$6,997

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$105,871	$2,293	$129,865	$3,388
Gross realized gains	—	—	140	1,046
Gross realized losses	(94)	—	(401)	—

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities from discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sales	$—	$1,844	$—	$5,807
Gross realized gains	—	—	—	1,254
Gross realized losses	—	—	—	(78)
Note: The sale of the life insurance business was completed on March 30, 2018.
There were no sales of held-to-maturity securities during the three- and nine-month periods ended September 30, 2018 and 2017.

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $14,399 and $16,842 at September 30, 2018 and December 31, 2017, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $23,702 at September 30, 2018.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2018	2017
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(80,023)	$34,837
Available-for-sale equity securities	—	27,559
Deferred policy acquisition costs	7,274	(3,582)
Income tax effect	15,279	(20,584)
Net unrealized investment depreciation of discontinued operations, sold	6,714	—
Cumulative change in accounting principles	(191,244)	—
Total change in net unrealized investment appreciation, net of tax	$(242,000)	$38,230

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis, including both continuing and discontinued operations at September 30, 2018 and December 31, 2017. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2018, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2018 or at September 30, 2017. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$18,989	$107	5	$7,852	$247	$26,841	$354
U.S. government agency	34	158,156	4,096	7	34,516	1,766	192,672	5,862
States, municipalities and political subdivisions
General obligations
Midwest	17	26,098	234	5	21,109	1,125	47,207	1,359
Northeast	5	14,211	152	1	3,500	137	17,711	289
South	23	46,353	700	12	29,344	1,859	75,697	2,559
West	21	47,340	680	8	24,676	1,318	72,016	1,998
Special revenue
Midwest	31	56,940	672	8	20,569	1,063	77,509	1,735
Northeast	7	18,451	336	11	27,327	1,565	45,778	1,901
South	40	102,910	1,578	32	70,521	4,599	173,431	6,177
West	19	37,030	573	23	52,433	2,838	89,463	3,411
Foreign bonds	1	2,973	24	—	—	—	2,973	24
Public utilities	19	39,011	916	1	4,860	275	43,871	1,191
Corporate bonds
Energy	10	17,219	320	—	—	—	17,219	320
Industrials	16	39,427	513	1	3,860	186	43,287	699
Consumer goods and services	18	40,446	737	1	974	26	41,420	763
Health care	5	11,515	134	—	—	—	11,515	134
Technology, media and telecommunications	9	20,569	406	1	1,833	128	22,402	534
Financial services	24	54,884	1,445	2	6,154	443	61,038	1,888
Mortgage-backed securities	32	2,355	55	13	3,602	205	5,957	260
Collateralized mortgage obligations
Government national mortgage association	11	27,027	856	18	39,403	2,746	66,430	3,602
Federal home loan mortgage corporation	21	77,751	967	11	27,390	1,990	105,141	2,957
Federal national mortgage association	16	29,346	684	8	22,072	1,240	51,418	1,924
Asset-backed securities	1	2,882	41	—	—	—	2,882	41
Total Available-for-Sale Fixed Maturities	385	$891,883	$16,226	168	$401,995	$23,756	$1,293,878	$39,982

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$10,370	$67	2	$5,765	$119	$16,135	$186
U.S. government agency	11	64,842	390	5	19,372	327	84,214	717
States, municipalities and political subdivisions
General obligations
Midwest	2	2,177	8	3	19,729	431	21,906	439
Northeast	—	—	—	1	3,644	10	3,644	10
South	3	7,959	32	11	29,545	781	37,504	813
West	2	5,944	18	8	25,755	445	31,699	463
Special revenue
Midwest	2	3,486	15	7	19,130	336	22,616	351
Northeast	1	4,471	37	11	28,476	582	32,947	619
South	8	7,749	107	27	69,917	1,744	77,666	1,851
West	3	5,424	16	22	56,753	1,182	62,177	1,198
Foreign bonds	1	857	49	—	—	—	857	49
Public utilities	8	19,186	79	5	8,446	191	27,632	270
Corporate bonds
Energy	1	2,236	13	1	1,606	97	3,842	110
Industrials	10	27,773	146	2	4,275	95	32,048	241
Consumer goods and services	14	32,781	248	3	6,813	246	39,594	494
Health care	4	9,947	29	—	—	—	9,947	29
Technology, media and telecommunications	12	35,319	122	3	10,413	128	45,732	250
Financial services	22	50,144	256	4	11,389	186	61,533	442
Mortgage-backed securities	10	2,458	18	10	6,641	220	9,099	238
Collateralized mortgage obligations
Government national mortgage association	20	49,764	629	17	46,969	1,645	96,733	2,274
Federal home loan mortgage corporation	11	37,543	577	20	75,679	3,470	113,222	4,047
Federal national mortgage association	11	31,958	342	11	20,123	832	52,081	1,174
Asset-backed securities	1	992	8	—	—	—	992	8
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Common stocks
Public utilities	—	$—	$—	1	$278	$30	$278	$30
Energy	2	528	120	—	—	—	528	120
Industrials	1	99	13	5	193	107	292	120
Consumer goods and services	—	—	—	2	151	164	151	164
Technology, media and telecommunications	2	466	95	1	4	20	470	115
Financial services	2	193	55	1	9	12	202	67
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

The tables on the following pages are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at September 30, 2018 and December 31, 2017. The sale of our life insurance business was completed on March 30, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position:

September 30, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	385	$891,883	$16,226	168	$401,995	$23,756	$1,293,878	$39,982
Discontinued operations	—	—	—	—	—	—	—	—
Total Available-for-Sale Fixed Maturities	385	$891,883	$16,226	168	$401,995	$23,756	$1,293,878	$39,982
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	88	$232,489	$1,791	112	$302,815	$7,161	$535,304	$8,952
Discontinued operations	74	180,891	1,415	61	167,625	5,906	348,516	7,321
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
Equity securities:
Continuing operations	5	$1,129	$236	6	$385	$303	$1,514	$539
Discontinued operations	2	157	47	4	250	30	407	77
Total Available-for-Sale Equity Securities	7	$1,286	$283	10	$635	$333	$1,921	$616
Total Available-for-Sale Securities	169	$414,666	$3,489	183	$471,075	$13,400	$885,741	$16,889

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
To determine the fair value of the majority of our investments, we utilize prices obtained from independent, nationally recognized pricing services. We obtain one price for each security. When the pricing services cannot provide a determination of fair value for a specific security, we obtain non-binding price quotes from broker-dealers with whom we have had several years' experience and who have demonstrated knowledge of the subject security. We request and utilize one broker quote per security.
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2018, the cash surrender value of the COLI policies was $4,998, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$150	$150
Available-for-sale securities	1,730,031	1,730,031	1,535,070	1,535,070
Trading securities	14,399	14,399	16,842	16,842
Equity securities	276,253	276,253	287,344	287,344
Mortgage loans	14,749	14,896	—	—
Other long-term investments	40,432	40,432	49,352	49,352
Short-term investments	175	175	175	175
Cash and cash equivalents	52,252	52,252	95,562	95,562
Corporate-owned life insurance	4,998	4,998	4,029	4,029

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at September 30, 2018 and December 31, 2017 is as follows:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$34	$34
Available-for-sale securities	—	—	1,430,025	1,430,025
Equity securities:
Available-for-sale securities	—	—	23,653	23,653
Mortgage loans	—	—	3,594	3,435
Policy loans	—	—	5,815	5,815
Other long-term investments	—	—	16,437	16,437
Cash and cash equivalents	—	—	15,851	15,851
Liabilities
Policy reserves
Annuity (accumulations)	$—	$—	$591,702	$611,866
Annuity (benefit payments)	—	—	147,038	93,560
Note: The sale of the life insurance business was completed on March 30, 2018.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments from both continuing and discontinued operations at September 30, 2018 and December 31, 2017:

September 30, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$26,841	$—	$26,841	$—
U.S. government agency	206,990	—	206,990	—
States, municipalities and political subdivisions
General obligations
Midwest	98,238	—	98,238	—
Northeast	37,351	—	37,351	—
South	113,214	—	113,214	—
West	106,638	—	106,638	—
Special revenue
Midwest	139,327	—	139,327	—
Northeast	62,097	—	62,097	—
South	235,441	—	235,441	—
West	142,398	—	142,398	—
Foreign bonds	9,747	—	9,747	—
Public utilities	53,544	—	53,544	—
Corporate bonds
Energy	26,686	—	26,686	—
Industrials	55,531	—	55,531	—
Consumer goods and services	51,677	—	51,677	—

Health care	17,986	—	17,986	—
Technology, media and telecommunications	26,122	—	26,122	—
Financial services	76,064	—	75,814	250
Mortgage-backed securities	7,738	—	7,738	—
Collateralized mortgage obligations
Government national mortgage association	75,316	—	75,316	—
Federal home loan mortgage corporation	105,716	—	105,716	—
Federal national mortgage association	51,854	—	51,854	—
Asset-backed securities	3,515	—	2,883	632
Total Available-for-Sale Fixed Maturities	$1,730,031	$—	$1,729,149	$882
TRADING
Fixed maturities:
Bonds
U.S. Treasury	$200	$—	$200	$—
Corporate bonds		—	—	—
Industrials	1,812	—	1,812	$—
Consumer goods and services	1,750	—	1,750	—
Health care	3,182	—	3,182	—
Technology, media and telecommunications	2,694	—	2,694	—
Financial services	2,114	—	2,114	—
Redeemable preferred stocks	2,647	2,647	—	—
Total Trading Securities	$14,399	$2,647	$11,752	$—
EQUITY SECURITIES
Common stocks
Public utilities	$15,563	$15,563	$—	$—
Energy	13,647	13,647	—	—
Industrials	62,741	62,741	—	—
Consumer goods and services	25,870	25,870	—	—
Health care	22,991	22,991	—	—
Technology, media and telecommunications	15,047	15,047	—	—
Financial services	114,708	114,708	—	—
Nonredeemable preferred stocks	5,686	5,091	—	595
Total Equity Securities	$276,253	$275,658	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$3,824	$3,824	$—	$—
Corporate-Owned Life Insurance	$4,998	$—	$4,998	$—
Total Assets Measured at Fair Value	$2,029,680	$282,304	$1,745,899	$1,477
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$16,891	$—	$16,891	$—
U.S. government agency	122,168	—	122,168	—
States, municipalities and political subdivisions
General obligations
Midwest	109,696	—	109,696	—
Northeast	48,641	—	48,641	—
South	141,519	—	141,519	—
West	113,011	—	113,011	—
Special revenue
Midwest	158,744	—	158,744	—
Northeast	79,760	—	79,760	—
South	263,512	—	263,512	—
West	158,307	—	158,307	—
Foreign bonds	52,753	—	52,753	—
Public utilities	209,144	—	209,144	—
Corporate bonds
Energy	95,053	—	95,053	—
Industrials	221,707	—	221,707	—
Consumer goods and services	186,257	—	185,589	668
Health care	75,408	—	75,408	—
Technology, media and telecommunications	148,979	—	148,979	—
Financial services	283,151	—	275,474	7,677
Mortgage-backed securities	13,691	—	13,691	—
Collateralized mortgage obligations
Government national mortgage association	157,483	—	157,483	—
Federal home loan mortgage corporation	199,152	—	199,152	—
Federal national mortgage association	105,432	—	105,432	—
Asset-backed securities	4,636	—	3,989	647
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Common stocks
Public utilities	$22,439	$22,439	$—	$—
Energy	14,565	14,565	—	—
Industrials	66,519	66,517	2	—
Consumer goods and services	25,688	25,688	—	—
Health care	40,103	40,103	—	—
Technology, media and telecommunications	17,508	17,508	—	—
Financial services	116,447	116,447	—	—

Nonredeemable preferred stocks	1,297	415	—	882
Total Available-for-Sale Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
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

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

September 30, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,730,031		$1,729,149	$882
Discontinued operations	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,730,031	$—	$1,729,149	$882
TRADING
Fixed maturities:
Continuing operations	$14,399	$2,647	$11,752	$—
Discontinued operations	—	—	—	—
Total Trading Securities	$14,399	$2,647	$11,752	$—
EQUITY SECURITIES
Continuing operations	$276,253	$275,658	$—	$595
Discontinued operations	—	—	—	—
Total Equity Securities	$276,253	$275,658	$—	$595
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175
Discontinued operations	—	—	—	$—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$3,824	$3,824
Discontinued operations	—	—	—	—
Money Market Accounts	$3,824	$3,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,998		$4,998
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,998	$—	$4,998	$—
Total Assets Measured at Fair Value	$2,029,680	$282,304	$1,745,899	$1,477
Note: The sale of the life insurance business was completed on March 30, 2018.

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Continuing operations	$1,535,070	$—	$1,534,323	$747
Discontinued operations	1,430,025	—	1,421,780	8,245
Total Available-for-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
Equity securities:
Continuing operations	$280,913	$280,031	$—	$882
Discontinued operations	23,653	23,651	2	—
Total Equity Securities	$304,566	$303,682	$2	$882
Total Available-for-Sale Securities	$3,269,661	$303,682	$2,956,105	$9,874
TRADING
Fixed maturities:
Continuing operations	$16,842	$2,559	$14,283	$—
Discontinued operations	—	—	—	—
Equity securities:
Continuing operations	6,431	6,431	—	—
Discontinued operations	—	—	—	—
Total Trading Securities	$23,273	$8,990	$14,283	$—
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$6,147	$6,147	$—	$—
Discontinued operations	10,677	10,677	—	—
Money Market Accounts	$16,824	$16,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,029	$—	$4,029	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also randomly select securities and independently corroborate the valuations obtained from our third-party valuation service providers. In our opinion, the pricing obtained at September 30, 2018 and December 31, 2017 was reasonable.
For the three- and nine-month periods ended September 30, 2018, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and nine-month periods ended September 30, 2018, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and nine-month periods ended September 30, 2018, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities from continuing operations for the three-month period ended September 30, 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2018	$100	$639	$669	$1,408
Net unrealized gains (losses)(1)	150	(7)	(74)	69
Balance at September 30, 2018	$250	$632	$595	$1,477
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities from continuing operations for the nine-month period ended September 30, 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2018	$100	$647	$882	$1,629
Net unrealized gains (losses)(1)	150	(15)	(287)	(152)
Balance at September 30, 2018	$250	$632	$595	$1,477
(1) Net unrealized losses are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2018 and December 31, 2017:

Commercial Mortgage Loans
	September 30, 2018	December 31, 2017
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$14,896	—
Total commercial mortgage loans	$14,896	$—

Mortgage Loans by Region
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	21.8%	$—	—%
Southern Atlantic	6,651	44.7	—	—
East South Central	5,000	33.5	—	—
Total mortgage loans	$14,896	100.0%	$—	—%

Mortgage Loans by Property Type
	September 30, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,245	21.8%	$—	—%
Office	11,651	78.2	—	—
Total mortgage loans	$14,896	100.0%	$—	—%

The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2018 there were no mortgage loan impairments.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2018 and December 31, 2017 (net of reinsurance amounts):

	September 30, 2018	December 31, 2017
Gross liability for losses and loss settlement expenses at beginning of year	$1,224,183	$1,123,896
Ceded losses and loss settlement expenses	(59,871)	(59,794)
Net liability for losses and loss settlement expenses at beginning of year	$1,164,312	$1,064,102
Losses and loss settlement expenses incurred for claims occurring during
Current year	$575,214	$779,966
Prior years	(47,673)	(54,253)
Total incurred	$527,541	$725,713
Losses and loss settlement expense payments for claims occurring during
Current year	$212,138	$311,972
Prior years	263,552	313,531
Total paid	$475,690	$625,503
Net liability for losses and loss settlement expenses at end of year	$1,216,163	$1,164,312
Ceded loss and loss settlement expenses	61,914	59,871
Gross liability for losses and loss settlement expenses at end of period	$1,278,077	$1,224,183

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

For the three-month period ended September 30, 2018 the majority of unfavorable development came from two lines, commercial liability and commercial automobile with a partial offset coming from favorable development for the three lines of reinsurance assumed, workers compensation and fidelity and surety. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this three-month period. The unfavorable development for the quarter is attributable to the combination of latent emergence of commercial automobile claims that increased sufficiently to also generate an umbrella liability claim combined with a very large but independent general liability claim. For the nine-month period ended September 30, 2018 the majority of favorable development came from four lines: workers compensation, commercial automobile, commercial liability, and reinsurance assumed. Each of the other individual lines also contributed favorable development during this nine-month period (none were unfavorable).

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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2018	2017	2018	2017

Net periodic benefit cost
Service cost	$2,175	$1,714	$750	$505
Interest cost	1,875	1,765	502	482
Expected return on plan assets	(2,626)	(2,413)	—	—
Amortization of prior service credit	—	—	(1,352)	(1,352)
Amortization of net loss	1,072	891	589	462
Net periodic benefit cost	$2,496	$1,957	$489	$97

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2018	2017	2018	2017

Net periodic benefit cost
Service cost	$6,525	$5,141	$2,249	$1,515
Interest cost	5,625	5,295	1,506	1,446
Expected return on plan assets	(7,877)	(7,237)	—	—
Amortization of prior service credit	—	—	(4,056)	(4,056)
Amortization of net loss	3,215	2,673	1,767	1,384
Net periodic benefit cost	$7,488	$5,872	$1,466	$289

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute $6,400 to the pension plan in 2018. For the nine-month period ended September 30, 2018, we contributed $16,400 to the pension plan. In September 2018, the Company contributed an additional $10,000 to the pension plan to reduce future obligations.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2018, there were 879,913 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2018	From Inception to September 30, 2018
Beginning balance	996,828	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(157,188)	(3,029,159)
Number of awards forfeited or expired	40,273	509,072
Ending balance	879,913	879,913
Number of option awards exercised	211,789	1,297,684
Number of unrestricted stock awards granted		8,470
Number of restricted stock awards vested	19,658	57,826

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2018, we had 49,163 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2018	From Inception to September 30, 2018
Beginning balance	61,813	300,000
Number of awards granted	(12,650)	(274,840)
Number of awards forfeited or expired		24,003
Ending balance	49,163	49,163
Number of option awards exercised	24,953	114,234
Number of restricted stock awards vested	17,269	71,541

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2018 and 2017, we recognized stock-based compensation expense of $1,320 and $1,202, respectively. For the nine-month periods ended September 30, 2018 and 2017, we recognized stock-based compensation expense of $4,040 and $3,456, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2018, we had $8,287 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2018 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2018	$1,318
2019	4,032
2020	2,355
2021	544
2022	38
Total	$8,287

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

After the announcement of the United Life transaction, our continuing operations, the property and casualty insurance business, was reported as one reportable segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance business geographic concentration did not change after the announcement of the sale of the life insurance business. We will continue to evaluate our continuing operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.
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
The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2018		2017
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$11,070	$11,070	$(19,082)	$(19,082)
Weighted-average common shares outstanding	25,052,627	25,052,627	24,960,086	24,960,086
Add dilutive effect of restricted stock unit awards	—	279,636	—	—
Add dilutive effect of stock options	—	294,688	—	—
Weighted-average common shares outstanding	25,052,627	25,626,951	24,960,086	24,960,086
Earnings (loss) per common share from continuing operations	$0.44	$0.43	$(0.77)	$(0.77)
Earnings per common share from discontinued operations	—	—	0.05	0.05
Earnings (loss) per common share	$0.44	$0.43	$(0.72)	$(0.72)
Awards excluded from diluted earnings per share calculation(1)	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2018		2017
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$31,591	$31,591	$(389)	$(389)
Weighted-average common shares outstanding	24,982,155	24,982,155	25,177,133	25,177,133
Add dilutive effect of restricted stock unit awards	—	279,636	—	253,082
Add dilutive effect of stock options	—	345,514	—	236,190
Weighted-average common shares outstanding	24,982,155	25,607,305	25,177,133	25,666,405
Earnings (loss) per common share from continuing operations	$1.26	$1.23	$(0.01)	$(0.01)
Earnings per common share from discontinued operations	(0.08)	(0.07)	0.21	0.21
Gain on sale of discontinued operations, net of taxes	1.10	1.07	—	—
Earnings per common share	$2.28	$2.23	$0.20	$0.20
Awards excluded from diluted earnings per share calculation(1)	—	2,681	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at September 30, 2018 and 2017, respectively. For the nine-month periods ended September 30, 2018 and 2017, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at September 30, 2018.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2018	$(15,370)	$(43,928)	$(59,298)
Change in accumulated other comprehensive income before reclassifications	(12,157)	—	(12,157)
Reclassification adjustments from accumulated other comprehensive income (loss)	392	1,312	1,704
Balance as of September 30, 2018	$(27,135)	$(42,616)	$(69,751)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2018	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)	—	(191,244)
Change in accumulated other comprehensive income before reclassifications	(51,274)	—	(51,274)
Reclassification adjustments from accumulated other comprehensive income (loss)	518	3,935	4,453
Balance as of September 30, 2018	$(27,135)	$(42,616)	$(69,751)
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
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the close date, the Company has received $317 as part of the TSA agreement.
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
(In Thousands, Except Share Data)	September 30, 2018	December 31, 2017
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

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2018	2017	2018	2017

Revenues
Net premiums earned	$—	$14,230	$13,003	$45,999
Investment income, net of investment expenses	—	12,354	12,663	37,230
Net realized investment gains (losses)	—	296	(1,057)	3,600
Other income	—	174	146	498
Total revenues	$—	$27,054	$24,755	$87,327

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,506	$10,823	$30,679
Increase in liability for future policy benefits	—	5,481	5,023	19,341
Amortization of deferred policy acquisition costs	—	2,156	1,895	5,524
Other underwriting expenses	—	2,444	3,864	9,452
Interest on policyholders’ accounts	—	4,587	4,499	13,982
Total benefits, losses and expenses	$—	$25,174	$26,104	$78,978

Income (loss) from discontinued operations before income taxes	$—	$1,880	$(1,349)	$8,349
Federal income tax expense	—	662	563	2,930
Net income (loss) from discontinued operations	$—	$1,218	$(1,912)	$5,419
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.05	$(0.08)	$0.21
Diluted	—	0.05	(0.07)	0.21

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

Review Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of United Fire Group, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of United Fire Group, Inc. (the "Company") as of September 30, 2018, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017, the consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 7, 2018

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no changes in our critical accounting policies from December 31, 2017.

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

We managed these business segments separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

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

Geographic Concentration

For the nine-month period ended September 30, 2018, approximately 48.6 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Ratios)	2018	2017	%	2018	2017	%
Revenues
Net premiums earned	$264,747	$255,758	3.5%	$766,767	$737,424	4.0%
Investment income, net of investment expenses	13,192	13,792	(4.4)	43,933	38,561	13.9
Net realized investment gains (losses)
Change in the value of equity securities	14,381	(124)	NM	5,498	232	NM
All other net realized gains	(410)	191	NM	1,906	3,165	(39.8)
Net realized investment gains	13,971	67	NM	7,404	3,397	118.0
Total revenues	$291,910	$269,617	8.3%	$818,104	$779,382	5.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$193,667	$223,208	(13.2)%	$527,541	$568,356	(7.2)%
Amortization of deferred policy acquisition costs	51,758	52,986	(2.3)	152,207	154,845	(1.7)
Other underwriting expenses	33,887	25,817	31.3	105,994	69,900	51.6
Total benefits, losses and expenses	$279,312	$302,011	(7.5)%	$785,742	$793,101	(0.9)%

Income (loss) from continuing operations before income taxes	$12,598	$(32,394)	(138.9)	$32,362	$(13,719)	(335.9)%
Federal income tax expense (benefit)	1,528	(13,312)	(111.5)	771	(13,330)	(105.8)
Net income from continuing operations	$11,070	$(19,082)	(158.0)%	$31,591	$(389)	NM
Income (loss) from discontinued operations, net of tax	—	1,218	(100.0)%	(1,912)	5,419	(135.3)%
Gain on sale of discontinued operations, net of tax	—	—	—%	27,307	—	NM
Net income	$11,070	$(17,864)	(162.0)%	$56,986	$5,030	NM

GAAP Ratios:
Net loss ratio (without catastrophes)	68.6%	75.3%	(8.9)%	64.8%	67.8%	(4.4)%
Catastrophes - effect on net loss ratio	4.6	12.0	(61.7)%	4.0	9.3	(57.0)%
Net loss ratio(1)	73.2%	87.3%	(16.2)%	68.8%	77.1%	(10.8)%
Expense ratio(2)	32.3	30.8	4.9%	33.7	30.5	10.5%
Combined ratio(3)	105.5%	118.1%	(10.7)%	102.5%	107.6%	(4.7)%
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
NM = Not meaningful

The following is a summary of our financial performance from continuing operations for the three- and nine-month periods ended September 30, 2018:

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2018, the net income from continuing operations was $11.1 million compared to net loss from continuing operations of $19.1 million for the same period of 2017. In the three-month period ended September 30, 2018, there was an increase in net premiums earned from continued organic growth from new business writings and geographical expansion and rate increases; an increase in net realized investment gains due to the change in value of our equity securities; and a decrease in losses and loss settlement expenses due to lower catastrophe losses and improvement of our core loss ratio, all partially offset by an increase in other underwriting expenses primarily due to continued investment in upgrading our underwriting technology platforms. Net premiums earned increased to $264.7 million compared to $255.8 million for the same period of 2017,

For the nine-month period ended September 30, 2018, the net income from continuing operations was $31.6 million compared to net loss from continuing operations of $0.4 million for the same period of 2017. This increase was driven by an increase in net premiums earned from continued organic growth from new business writings and geographical expansion and rate increases; an increase in investment income due to an increase in invested assets; an increase in net realized investment gains due to the change in value of our equity securities; and a decrease in losses and loss settlement expenses from a decrease in catastrophe losses and improvement of our core loss ratio as compared to the same period in 2017. Net premiums earned increased to $766.8 million compared to $737.4 million for the same period of 2017. These results were all partially offset by an increase in other underwriting expenses primarily from continued investment in upgrading our underwriting technology platforms and acceleration of the amortization of deferred acquisition costs in our commercial and personal automobile lines of business due to lower than expected profitability in these lines.

Losses and loss settlement expenses decreased by 13.2 percentage points during the three-month period ended September 30, 2018 compared to the same period of 2017. The decrease was primarily due to a decrease in catastrophe losses and an improvement in our core loss ratio from a decrease in frequency of losses, partially offset by an increase in severity of non-catastrophe losses. Pre-tax catastrophe losses for the three-month period ended September 30, 2018 were $12.3 million compared to $30.7 million in the same period of 2017.

Losses and loss settlement expenses decreased by 7.2 percentage points during the nine-month period ended September 30, 2018 compared to the same period of 2017. This decrease was driven by a decrease in catastrophe losses; an increase in prior year favorable reserve development primarily on our workers compensation, commercial automobile, assumed reinsurance, other liability and commercial fire and allied lines of business; and an improvement in our core loss ratio from a decrease in frequency of losses, partially offset by an increase in severity of non-catastrophe losses. Pre-tax catastrophe losses for the nine-month period ended September 30, 2018 were $30.7 million compared to $68.8 million in the same period of 2017.

Investment income decreased by $0.6 million and increased $5.4 million during the three- and nine-month periods ended September 30, 2018, compared to the same periods of 2017. The change in net investment income for the three-month period ended September 30, 2018 was due to a decrease in the value of our investments in limited liability partnerships, partially offset by an increase in invested assets. The change in net investment income in the nine-month period ended September 30, 2018 was driven by an increase in invested assets and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.

The combined ratio decreased 12.6 percentage points and 5.1 percentage points to 105.5 percent and 102.5 percent, respectively, for the three- and nine-month periods ended September 30, 2018, compared to 118.1 percent and 107.6 percent for the same periods of 2017. The decrease in the combined ratio in the three- and nine-month periods ended September 30, 2018 was primarily due to a decrease in the net loss ratio with a decrease in catastrophe losses offset by an increase in the expense ratio as compared to the same periods of 2017.

The net loss ratio, a component of the combined ratio, decreased by 14.1 percentage points and 8.3 percentage points to 73.2 percent and 68.8 percent in the three- and nine-month periods ended September 30, 2018, respectively, as compared to the same periods of 2017. The decrease in net loss ratio was primarily driven by a decrease in catastrophe losses and an improvement in our core loss ratio from a decrease in frequency of losses, partially offset by an increase in severity of non-catastrophe losses.

The expense ratio, a component of the combined ratio, was 32.3 percent and 33.7 percent, respectively, for the three- and nine-month periods ended September 30, 2018, an increase of 1.5 percentage points and 3.2 percentage points, respectively, as compared with the same periods of 2017. The increase in the three-month period ended September 30, 2018 is primarily due to our continued investment in our multi-year Oasis project. The increase in the nine-month period ended September 30, 2018 was primarily split between two items. First, we continued to invest in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity. The expectation is this project will add 1.0 to 2.0 percentage points annually to the expense ratio for the duration of the project. Second, the acceleration of the amortization of our deferred acquisition costs in our underperforming commercial and personal auto lines of business which resulted from lower than expected profitability in these lines as discussed in prior quarters.

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

2018 Development

The property and casualty insurance business experienced $0.7 million of unfavorable and $47.7 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2018, respectively. For the three-month period ended September 30, 2018 the two lines contributing the majority of unfavorable development were commercial other liability with $7.5 million unfavorable development and commercial automobile with $6.6 million unfavorable development. The unfavorable development for the three-

month period ended September 30, 2018 is attributable to the combination of latent emergence of commercial automobile claims that increased sufficiently to also generate an umbrella liability claim and also a very large but independent general liability claim. During the three-month period ended September 30, 2018 the three lines contributing the majority of favorable development which partially offset the unfavorable development noted above were reinsurance assumed with $6.5 million of favorable development, workers compensation with $5.4 million of favorable development, and fidelity and surety with $1.6 million of favorable development.

For the nine-month period ended September 30, 2018 the majority of favorable development came from four lines, workers compensation with $19.9 million favorable development, commercial automobile with $8.4 million favorable development, commercial other liability with $5.2 million favorable development, and reinsurance assumed with $5.5 million of favorable development. During the nine-month period ended September 30, 2018 every individual line experienced favorable development. The favorable development in the nine-month period ended September 30, 2018 is attributable to our continued litigation management efforts as well as favorable runoff of reserves for reported claims, reserves for incurred but not reported ("IBNR") claims, and reserve for general loss adjustment expenses.

2017 Development

The property and casualty insurance business experienced $3.2 million of unfavorable and $38.0 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2017, respectively. For the three-month period ended September 30, 2017 the majority of unfavorable development came from two lines, commercial automobile with $2.8 million unfavorable development and commercial liability with $7.4 million unfavorable development, which was partially offset by favorable development from two other lines, workers compensation with $4.4 million favorable development and personal fire and allied lines with $2.2 million favorable development. During the three-month period ended September 30, 2017 all other lines combined contributed $0.4 million favorable development. Commercial automobile and other liability were the primary sources of unfavorable development which is attributable to latent development of more severe claims than what we have historically seen which manifested itself as increased payments and less favorable changes in reserves for unpaid claims.

For the nine-month period ended September 30, 2017 the majority of favorable development came from two lines, commercial liability with $23.6 million favorable development and workers compensation with $14.2 million favorable development, which was partially offset by unfavorable development from assumed reinsurance with $6.2 million unfavorable development. During the nine-month period ended September 30, 2017 all other lines combined contributed $6.4 million favorable development. Much of the favorable year-to-date long-tail liability development continued to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The majority of the favorable workers compensation development is due to reductions in reserves for reported claims which were greater than what was necessary to offset claim payments.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2018, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio from continuing operations by line of business:

Three Months Ended September 30,	2018			2017
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$78,943	$53,581	67.9%	$77,955	$54,598	70.0%
Fire and allied lines	59,056	40,514	68.6	58,568	44,996	76.8
Automobile	72,773	68,892	94.7	64,470	71,674	111.2
Workers compensation	24,127	17,776	73.7	26,387	23,573	89.3
Fidelity and surety	5,929	1,379	23.3	6,430	(350)	(5.4)
Miscellaneous	436	(29)	(6.7)	459	107	23.3
Total commercial lines	$241,264	$182,113	75.5%	$234,269	$194,598	83.1%

Personal lines
Fire and allied lines	$10,416	$11,423	109.7%	$10,730	$8,461	78.9%
Automobile	7,450	6,731	90.3	6,878	8,046	117.0
Miscellaneous	307	25	8.1	294	161	54.8
Total personal lines	$18,173	$18,179	100.0%	$17,902	$16,668	93.1%
Reinsurance assumed	$5,310	$(6,625)	(124.8)%	$3,587	$11,942	332.9%
Total	$264,747	$193,667	73.2%	$255,758	$223,208	87.3%

Nine Months Ended September 30,	2018			2017
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$230,845	$117,387	50.9%	$228,250	$87,941	38.5%
Fire and allied lines	174,451	125,844	72.1	168,506	150,108	89.1
Automobile	209,176	188,929	90.3	183,688	202,303	110.1
Workers compensation	71,101	46,838	65.9	78,092	55,885	71.6
Fidelity and surety	17,144	2,328	13.6	18,041	308	1.7
Miscellaneous	1,289	348	27.0	1,374	272	19.8
Total commercial lines	$704,006	$481,674	68.4%	$677,951	$496,817	73.3%

Personal lines
Fire and allied lines	$31,250	$28,183	90.2%	$32,300	$29,836	92.4%
Automobile	21,686	18,701	86.2	20,031	22,278	111.2
Miscellaneous	903	(247)	(27.4)	860	118	13.7
Total personal lines	$53,839	$46,637	86.6%	$53,191	$52,232	98.2%
Reinsurance assumed	$8,922	$(770)	(8.6)%	$6,282	$19,307	307.3%
Total	$766,767	$527,541	68.8%	$737,424	$568,356	77.1%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio improved 2.1 and deteriorated 12.4 percentage points in the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods of 2017. The deterioration is attributable to reductions in loss IBNR that occurred during both the first and second quarters of 2017 which provided a benefit to 2017 compared with no IBNR reduction during the first quarter of 2018 and IBNR increases during the second and third quarters of 2018. The change in reserves for reported claims increased more in 2018 vs. the same nine-month period of 2017. Paid loss was lower in 2018 than in 2017 while paid loss adjustment expense was comparable for 2018 as compared to the same period of 2017.

•
Commercial fire and allied lines - The net loss ratio improved 8.2 and 17.0 percentage points in the three and nine-month periods ended September 30, 2018, respectively, compared to the same periods of 2017. The improvement in the three-month and nine-month periods is attributable to a decrease in catastrophe losses, a decrease in frequency of claims partially offset by an increase in severity of losses, a decrease in paid losses and a lower increase in reserves for incurred but not reported claims.

•
Commercial automobile - The net loss ratio improved 16.5 and 19.8 percentage points in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. This improvement is attributable to a decrease in frequency of losses in the three-month period ended September 30, 2018 along with changes in loss IBNR compared to the same period in 2017. We continue to make progress in improving our core loss ratio, however, the performance of this line of business remains below our expectation. Our strategy to improve profitability continues to be: aggressively seeking rate increases, focusing on loss control initiatives and reviewing our book of business for underperforming accounts.

•
Workers compensation - The net loss ratio improved 15.6 and 5.7 percentage points in the three and nine-month periods ended September 30, 2018 compared to the same periods of 2017. This improvement in the three-month period ended September 30, 2018 is attributable to a decrease in paid losses along with decline in the increase in reserves for reported claims. The improvement in the nine-month period ended September 30, 2018 was somewhat muted by an increase in severity of losses with a portion of the severe losses from auto-related claims.

•
Personal fire and allied lines - The net loss ratio deteriorated 30.8 and improved 2.2 percentage points in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. The deterioration for the quarterly results is attributable to changes in loss IBNR which decreased significantly during the third quarter of 2017 due to favorable reserve development compared to a smaller decrease during the three-month period ended September 30, 2018.

•
Personal automobile - The net loss ratio improved 26.7 and 25.0 percentage points in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. This improvement is attributable to a reduction in paid losses as well as changes in reserves for reported claims which increased less in 2018 compared to the same period of 2017.

•
Reinsurance assumed - The net loss ratio improved in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. This improvement in the three-month period ended September 30, 2018 is attributable to a decline in catastrophe losses as compared to the same period in 2017, which was impacted by three large hurricanes (Harvey, Irma and Maria) and a decrease in paid losses along with reductions in reserves for reported claims and reductions in loss IBNR which occurred in 2018 as compared to increases in the same period of 2017. Year-to-date improvement is attributable to the decrease in catastrophe losses mentioned above, reductions in reserves for reported claims which occurred in 2018 as compared to increases in the same period of 2017 along with changes in loss IBNR which increased less in 2018 as compared to 2017.

Financial Condition

Our stockholders' equity decreased to $884.2 million at September 30, 2018, from $973.4 million at December 31, 2017. The decrease was attributable to shareholder dividends of $97.6 million (of which $75 million or $3.00 per share was a special cash dividend paid to shareholders on August 20, 2018), a decrease in net unrealized investment gains of $50.8 million, net of tax, and share repurchases of $5.4 million, partially offset by net income of $57.0 million, which includes a $27.3 million gain on the sale of discontinued operations.

At September 30, 2018, the book value per share of our common stock was $35.27. During the nine-month period ended September 30, 2018, 120,372 shares of common stock were repurchased under our share repurchase program at a total cost of $5.4 million and an average share price of $44.90. No shares were repurchased during the three-month period ended September 30, 2018. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 2,116,200 shares of our common stock as of September 30, 2018.

Discontinued Operations Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Revenues
Net premiums earned	$—	$14,230	$13,003	$45,999
Investment income, net of investment expenses	—	12,354	12,663	37,230
Net realized investment gains (losses)	—	296	(1,057)	3,600
Other income	—	174	146	498
Total revenues	$—	$27,054	$24,755	$87,327

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,506	$10,823	$30,679
Increase in liability for future policy benefits	—	5,481	5,023	19,341
Amortization of deferred policy acquisition costs	—	2,156	1,895	5,524
Other underwriting expenses	—	2,444	3,864	9,452
Interest on policyholders' accounts	—	4,587	4,499	13,982
Total benefits, losses and expenses	$—	$25,174	$26,104	$78,978

Income (loss) from discontinued operations, before income taxes	$—	$1,880	$(1,349)	$8,349

The sale of our discontinued operations closed on March 30, 2018, and therefore no income was earned in the third quarter of 2018. For the nine-month period ended September 30, 2018, our discontinued operations had a loss before income taxes of $1.3 million, compared to income before income taxes of $8.3 million for the same period of 2017.

Investment Portfolio

Our invested assets from continuing operations totaled $2.1 billion at September 30, 2018, compared to $1.9 billion at December 31, 2017, an increase of $187.3 million. At September 30, 2018, fixed maturity securities and equity securities made up 84.0 percent and 13.3 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2018 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,730,031	83.3%
Trading securities	14,399	0.7
Equity securities	276,253	13.3
Mortgage loans	14,896	0.7
Other long-term investments	40,432	2.0
Short-term investments	175	—
Total	$2,076,186	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both September 30, 2018 and December 31, 2017, we classified $1.7 billion, or 99.2 percent, and $1.5 billion, or 98.9 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as held-to-maturity or trading. We record held-to-maturity securities at amortized cost. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2018 and December 31, 2017, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating for both continuing and discontinued operations at September 30, 2018 and December 31, 2017. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2018		December 31, 2017
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$722,204	41.4%	$885,000	29.7%
AA	696,948	40.0	839,210	28.0
A	172,681	9.9	616,787	20.7
Baa/BBB	144,814	8.3	585,968	19.6
Other/Not Rated	7,783	0.4	55,156	1.9
	$1,744,430	100.0%	$2,982,121	100.0%

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

Investment Results
We invest the premiums received from our policyholders and annuitants in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations decreased by 4.4 percent and increased by 13.9 percent in the three- and nine-month periods ended September 30, 2018, compared with the same period of 2017.The change in net investment income for the three-month period ended September 30, 2018 was due to a decrease in the value of our investments in limited liability partnerships, partially offset by an increase in invested assets. The change in net investment income in the nine-month period ended September 30, 2018 was driven by an increase in invested assets, partially offset by the change in the value of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2018, the change in value of our investments in limited liability partnerships from continuing operations resulted in investment losses of $0.6 million and investment income of $3.4 million, respectively, as compared to an increase of $2.0 million and $3.3 million, respectively in investment income in the same periods of 2017. This resulted in a decrease of $2.6 million and an increase of $0.1 million in investment income in the three- and nine-month periods ended September 30, 2018.
Our net realized investment gains from continuing operations were $14.0 million and $7.4 million, respectively, during the three- and nine-month periods ended September 30, 2018, as compared with net realized investment gains of $0.1 million and $3.4 million, respectively, in the same periods of 2017. $5.5 million of the $4.0 million change in the nine-months period ended September 30, 2018 as compared to the same period in 2017 is due to the change in the value of equity securities which is now required to be recognized in net income rather than in accumulated other comprehensive income due to the change in accounting principles adopted on January 1, 2018.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2018 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2018 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high-quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the nine-month periods ended September 30, 2018 and 2017, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2018 and 2017 from continuing and discontinued operations:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2018	2017
Cash provided by (used in)
Operating activities	$69,214	$116,296
Investing activities	2,491	(4,361)
Financing activities	(108,195)	(93,427)
Net increase (decrease) in cash and cash equivalents	$(36,490)	$18,508
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the nine-month periods ended September 30, 2018 and 2017 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $69.2 million and $116.3 million for the nine-month periods ended September 30, 2018 and 2017, respectively. Cash flows from discontinued operations provided by operating activities totaled $4.0 million and $23.8 million for the nine-month periods ended September 30, 2018 and 2017, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $264.3 million, or 15.2 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2018, our cash and cash equivalents included $3.8 million related to these money market accounts, compared to $16.8 million at December 31, 2017.
Net cash flows provided by investing activities was $2.5 million and used in investing activities was $4.4 million for the nine-month periods ended September 30, 2018 and 2017, respectively. For the nine-month periods ended September 30, 2018 and 2017, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $240.2 million and $142.7 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the nine-month period ended September 30, 2018.
Our cash outflows for investment purchases from continuing operations were $504.4 million for the nine-month period ended September 30, 2018, compared to $167.0 million for the same period of 2017.
Financing Activities
Net cash flows used in financing activities from continuing operations was $96.6 million for the nine-month period ended September 30, 2018 which increased $49.4 million compared to $47.2 million used in the nine-month period ended September 30, 2017 primarily due to an increase in shareholder dividends partially offset by a decrease in share repurchases.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a credit agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of September 30, 2018 and 2017, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility."
Dividends
Dividends paid to shareholders totaled $97.6 million and $20.4 million in the nine-month periods ended September 30, 2018 and 2017, respectively. The increase in dividends paid to shareholders is primarily due to a special cash dividend of $3.00 per share paid to shareholders on August 20, 2018. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2018, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, was not able to make dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 9.2 percent to $884.2 million at September 30, 2018, from $973.4 million at December 31, 2017. The decrease was primarily attributed to shareholder dividends of $97.6 million, a decrease in net unrealized investment gains of $50.8 million, net of tax, during the first nine months of 2018 and share repurchases of $5.4 million, partially offset by net income of $57.0 million, which includes $27.3 million of gain on the sale of discontinued operations. At September 30, 2018, the book value per share of our common stock was $35.27 compared to $39.06 at December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $23.7 million at September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
ISO catastrophes	$12,441	$25,628	$30,990	$62,170
Non-ISO catastrophes (1)	(173)	5,077	(245)	6,596
Total catastrophes	$12,268	$30,705	$30,745	$68,766
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2018, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2018 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2018:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2018 - 7/31/2018	—	$—	—	2,116,200
8/1/2018 - 8/31/2018	—	—	—	2,116,200
9/1/2018 - 9/30/2018	—	—	—	2,116,200
Total	—	$—	—	2,116,200
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August, 2020. As of September 30, 2018 we remained authorized to repurchase 2,116,200 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the nine months ended September 30, 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

November 7, 2018	November 7, 2018
(Date)	(Date)