Form 10-K
period 2018-12-31
UNITED FIRE GROUP INC
filed 2019-02-28
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018
OR
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $1.1 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 26, 2019, 25,112,309 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 15, 2019.

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

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;

•	Geographic concentration risk in our property and casualty insurance business;

•	The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;

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

PART I.
ITEM 1. BUSINESS
GENERAL DESCRIPTION
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are currently licensed as a property and casualty insurer in 46 states, plus the District of Columbia. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of seven subsidiaries: (1) Addison Insurance Company; (2) Lafayette Insurance Company; (3) United Fire & Indemnity Company; (4) Mercer Insurance Company; (5) Financial Pacific Insurance Company; (6) UFG Specialty Insurance Company; and (7) United Real Estate Holdings Company, LLC. Mercer Insurance Company owns 100 percent of two subsidiaries: (1) Franklin Insurance Company; and (2) Mercer Insurance Company of New Jersey, Inc. United Fire Lloyds is an affiliate of United Fire & Indemnity Company.
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
Reportable Segments and Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. For more information, refer to Note 17 "Discontinued Operations" contained in Part II, Item 8, "Financial Statements and Supplementary Data." Additionally, for a detailed discussion of our operating results by continuing operations and discontinued operations, refer to the "Consolidated Results of Operations" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Employees
As of December 31, 2018, we employed 1,160 full-time employees and 23 part-time employees. We are not a party to any collective bargaining agreement.
Available Information
We provide free and timely access to all our reports filed with the SEC in the Investor Relations section of our website at www.ufginsurance.com. Under the "Investors" tab, select "Financial Documents" and then, select "SEC Filings" to view the list of our SEC filings, which includes annual reports on Form 10-K, quarterly reports on Form

10-Q, current reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. They are also available on the SEC's website at www.sec.gov.
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

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional offices: (1) Westminster, Colorado, a suburb of Denver; (2) Webster, Texas, a suburb of Houston; (3) Pennington, New Jersey; (4) Phoenix, Arizona; and (5) Rocklin, California. We are represented through approximately 1,100 independent property and casualty agencies.
Continuing Operations - Property and Casualty Insurance Business
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $21.4 million in 2019, based on profitable business produced by the agencies in 2018. In 2018 for 2017 business, agencies received $15.1 million in profit-sharing payments and in 2017 for 2016 business, agencies received $16.1 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average duration of employment of approximately 9.1 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
Discontinued Operations - Life Insurance Business
Our life insurance subsidiary marketed its products primarily in the Midwest, East Coast and West.
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
Discontinued Operations - Life Insurance Business
Prior to the sale of our life insurance business, we calculated the policy reserves in accordance with U.S generally accepted accounting principles ("GAAP"). In the Consolidated Balance Sheets, these reserves are presented in prior periods in Liabilities held for sale. For our fixed annuities and universal life policies, we established a benefit reserve at the time of policy issuance in an amount equal to the deposits received. Subsequently, we adjusted the benefit reserve for any additional deposits, interest credited and partial or complete withdrawals, as well as insurance and other expense charges. We based policy reserves for other life products on the projected contractual benefits and expenses and interest rates appropriate to those products. We based reserves for accident and health products, which are a minor portion of our reserves, on appropriate morbidity tables.
We determined reserves for statutory purposes based upon mortality rates and interest rates specified by Iowa state law. Our life insurance subsidiary's reserves met or exceeded the minimum statutory requirements. Griffith, Ballard & Company, an independent actuary, assisted us in developing and analyzing our reserves on both a GAAP and statutory basis.
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
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies: Iowa (United Fire & Casualty Company, UFG Specialty Insurance Company and Addison Insurance Company), California (Financial Pacific Insurance Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company) and Texas (United Fire & Indemnity Company and United Fire Lloyds). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance laws of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the commissioner's prior approval.
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to the "Market Information" section of Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities," and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2018.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2018, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty insurers are rated by A.M. Best Company ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) financial strength rating from A.M. Best. . According to A.M. Best, companies rated "A" have "an excellent ability to meet their ongoing obligations to policyholders."
A.M. Best also assigns issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."
EXECUTIVE OFFICERS OF THE COMPANY
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	57	President and Chief Executive Officer
Michael T. Wilkins	55	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	52	Senior Vice President and Chief Financial Officer
Barrie W. Ernst	64	Vice President and Chief Investment Officer
Neal R. Scharmer	62	Vice President, General Counsel and Corporate Secretary

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
Our reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results.
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
Our geographic concentration ties our performance to the business, economic and regulatory conditions of certain states.
The following states provided 48.9 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2018: Texas (17.4 percent), California (11.2 percent), Iowa (8.8 percent), Missouri (6.4 percent) and Colorado (5.1 percent).
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

Federal and state policymakers have, and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services recently adopted a cyber protection and reporting regulation for financial services companies with which we are complying. The NAIC has created the Data Security Model Law ("DSML") based upon the New York regulation. We expect several states to adopt the DSML. Compliance with these regulations and efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, and financial strength.
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

We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (99.6% at December 31, 2018) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (85.0 percent at December 31, 2018) consists of fixed income securities, primarily corporate and municipal bonds (75.5 percent at December 31, 2018). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

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

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (51.7 percent at December 31, 2018) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
Pooled Property and Casualty Companies	A	a	1994
United Fire Group, Inc.	N/A	bbb	2012

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2018, we ceded premiums written of $66.8 million to our reinsurers.
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
The insurance industry is highly competitive and will likely remain that way for the foreseeable future. In our property and casualty insurance business we compete, and will continue to compete, with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies, including banks, mutual funds, broker-dealers and asset-managers. Except for regulatory considerations, there are few barriers to entry in the insurance market. These developments may increase competition, by increasing the number, size and financial strength of competitors who may be able to offer, due to economies of scale, more competitive pricing than we can.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 183,000 square feet of office and building space that is ready to occupy. We are in the process of constructing improvements to our Cedar Rapids facilities. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2018 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 26, 2019, there were 701 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2018, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $106.2 million in dividend payments without prior regulatory approval. On June 20, 2018, the Company sought approval from the Iowa Insurance Commissioner for a proposed ordinary dividend of $50.7 million and extraordinary dividend of $39.3 million, for a total of $90.0 million. The Company received approval from Iowa Insurance Commissioner on July 9, 2018 and subsequently paid a $3.00 per share special dividend or a total of $75.2 million to shareholders on August 20, 2018.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/18 - 1/31/18	—	$—	—	2,236,572
2/1/18 - 2/28/18	115,372	44.89	115,372	2,121,200
3/1/18 - 3/31/18	5,000	44.98	5,000	2,116,200
4/1/18 - 4/30/18	—	—	—	2,116,200
5/1/18 - 5/31/18	—	—	—	2,116,200
6/1/18 - 6/30/18	—	—	—	2,116,200
7/1/18 - 7/31/18	—	—	—	2,116,200
8/1/18 - 8/31/18	—	—	—	2,116,200
9/1/18 - 9/30/18	—	—	—	2,116,200
10/1/18 - 10/31/18	—	—	—	2,116,200
11/1/18 - 11/30/18	—	—	—	2,116,200
12/1/18 - 12/31/18	—	—	—	2,116,200
Total	120,372		120,372
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August, 2020. As of December 31, 2018 we remained authorized to repurchase 2,116,200 shares of common stock through the end of August 2020.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2013 through December 31, 2018, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2013 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
United Fire Group, Inc.	$100.00	$106.59	$140.99	$185.10	$175.92	$230.54
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 600 P&C Index	100.00	105.14	120.82	151.23	165.01	176.62
The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or Exchange Act.

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

(In Thousands, Except Per Share Data)
As of and for the years Ended December 31	2018	2017	2016	2015	2014
Balance Sheet Data:
Total cash and investments - continuing operations	$2,138,577	$1,984,495	$1,860,978	$1,737,161	$1,621,356
Total assets
Continuing operations	2,816,698	2,597,297	2,449,140	2,280,674	2,127,623
Assets held for sale	—	1,586,134	1,605,618	1,609,702	1,729,066
Total assets	2,816,698	4,183,431	4,054,758	3,890,376	3,856,689
Losses and loss settlement expenses	1,312,483	1,224,183	1,123,896	1,003,895	969,437
Unearned premiums - continuing operations	492,918	465,391	443,802	414,971	378,635
Total liabilities
Continuing operations	1,928,323	1,862,923	1,722,651	1,606,869	1,540,416
Liabilities held for sale	—	1,347,135	1,390,223	1,404,610	1,498,858
Total liabilities	1,928,323	3,210,058	3,112,874	3,011,479	3,039,274
Net unrealized investment gains (loss), after tax	(9,323)	214,865	133,892	128,369	149,623
Repurchase of United Fire Group, Inc. common stock	(5,404)	(29,784)	(3,746)	(2,423)	(12,942)
Total stockholders' equity	888,375	973,373	941,884	878,897	817,415
Book value per share	35.40	39.06	37.04	34.94	32.67
Income Statement Data from Continuing Operations:
Revenues
Net premiums earned	$1,037,451	$997,492	$936,131	$851,695	$766,939
Investment income, net of investment expenses	52,894	51,190	55,284	46,559	44,236
Net realized investment gains (losses)	(20,179)	4,055	4,947	1,124	4,177
Other income (loss)	—	—	—	(107)	911
Revenues	1,070,166	1,052,737	996,362	899,271	816,263
Losses and loss settlement expenses	731,611	725,713	652,433	520,087	509,811
Amortization of deferred policy acquisition costs	206,232	207,746	202,892	180,183	161,310
Other underwriting expenses	141,473	103,628	83,540	83,631	79,117
Net income	2,255	44,870	49,918	85,320	52,376
Combined ratio(1)	104.0%	104.0%	100.3%	92.0%	97.8%
Income Statement Data from Discontinued Operations:
Net premiums earned	$13,003	$61,368	$87,270	$79,195	$61,391
Investment income	12,663	49,720	51,538	54,222	60,373
Revenues	24,755	115,713	140,585	135,647	125,631
Losses and loss settlement expenses	10,823	40,451	31,365	29,001	26,432
Increase in liability for future policy benefits	5,023	27,632	59,969	50,945	36,623
Other underwriting expenses	3,864	13,281	19,881	19,306	15,754
Interest on policyholders' accounts	4,499	18,525	20,079	23,680	30,245
Net income (loss)	(1,912)	6,153	786	3,806	6,761

Earnings Per Share Data:
Continuing operations:
Basic earnings per common share	$0.09	$1.79	$1.94	$3.41	$2.07
Diluted earnings per common share	0.09	1.75	1.90	3.38	2.05
Discontinued operations:
Basic earnings per common share	(0.08)	0.24	0.03	0.15	0.27
Diluted earnings per common share	(0.07)	0.24	0.03	0.15	0.27

Other Supplemental Data:
Cash dividends declared per common share	$4.21	$1.09	$0.97	$0.86	$0.78

(1)	The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.

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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life, to Kuvare and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Financial Statements. All periods presented have been revised to show results from continuing and discontinued operations, unless otherwise noted. For more information, refer to Part II, Item 8, Note 17 "Discontinued Operations."

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

We managed these businesses separately, as they generally do not share the same customer base, and each has different products, pricing, and expense structures.

Subsequent to the announcement of the sale of our life insurance business on September 19, 2017, we operate and report one business segment, which contains our continuing operations. Our life insurance business was considered held for sale and reported as discontinued operations throughout this Form 10-K, unless otherwise noted. For more information, refer to Part II, Item 8, Note 10 "Segment Information."
Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration
Continuing Operations - Property and Casualty Insurance Business
For 2018, approximately 48.9 percent of our property and casualty statutory direct premiums written were written in Texas, California, Iowa, Missouri and Colorado.
In 2018, 2017 and 2016 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2018	2017	2016	2018	2017	2016
Texas	$193,953	$178,314	$156,926	17.4%	16.7%	15.6%
California	124,473	123,285	117,669	11.2	11.6	11.7
Iowa	98,128	100,826	105,948	8.8	9.5	10.5
Missouri	70,646	64,746	58,964	6.4	6.1	5.9
Colorado	56,152	53,981	47,678	5.1	5.1	4.7
New Jersey	52,037	49,305	52,232	4.7	4.6	5.2
Minnesota	49,491	50,432	51,033	4.4	4.7	5.1
Louisiana	44,007	39,849	38,219	4.0	3.7	3.8
Illinois	40,431	41,042	43,666	3.6	3.9	4.3
All Other States	382,385	363,427	333,788	34.4	34.1	33.2
Direct Statutory Premiums Written	$1,111,703	$1,065,207	$1,006,123	100.0%	100.0%	100.0%

Discontinued Operations - Life Insurance Business
Our life insurance subsidiary marketed its products primarily in the Midwest, East Coast and West. In 2018, 2017 and 2016 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2018	2017	2016	2018	2017	2016
Iowa	$9,951	$40,773	$41,559	31.3%	32.5%	30.1%
Wisconsin	3,578	14,897	12,578	11.3	11.9	9.1
Illinois	3,227	10,872	12,481	10.2	8.7	9.0
Nebraska	2,572	10,197	10,351	8.1	8.1	7.5
Minnesota	2,003	12,201	14,289	6.3	9.7	10.3
All Other States	10,432	36,581	47,014	32.8	29.1	34.0
Direct Statutory Premiums Written	$31,763	$125,521	$138,272	100.0%	100.0%	100.0%
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

	Years Ended December 31,
(In Thousands)	2018	2017	2016
ISO catastrophes	$46,757	$66,421	$57,932
Non-ISO catastrophes (1)	(64)	7,618	3,299
Total catastrophes	$46,693	$74,039	$61,231
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2018	2017
(In Thousands)	2018	2017	2016	vs. 2017	vs. 2016
Revenues
Net premiums earned	$1,037,451	$997,492	$936,131	4.0%	6.6%
Investment income, net of investment expenses	52,894	51,190	55,284	3.3	(7.4)
Net realized investment gains (losses)
Change in the value of equity securities	(21,994)	332	301	NM	10.3
All other net realized gains	1,815	3,723	4,646	(51.2)	(19.9)
Net realized investment gains (losses)	(20,179)	4,055	4,947	NM	(18.0)
Total revenues	$1,070,166	$1,052,737	$996,362	1.7%	5.7%

Benefits, losses and expenses
Losses and loss settlement expenses	$731,611	$725,713	$652,433	0.8%	11.2%
Amortization of deferred policy acquisition costs	206,232	207,746	202,892	(0.7)	2.4
Other underwriting expenses	141,473	103,628	83,540	36.5	24.0
Total benefits, losses and expenses	$1,079,316	$1,037,087	$938,865	4.1%	10.5%

Income (loss) from continuing operations before income taxes	$(9,150)	$15,650	$57,497	(158.5)%	(72.8)%
Federal income tax expense (benefit)	(11,405)	(29,220)	8,379	(61.0)%	NM
Net income from continuing operations	$2,255	$44,870	$49,118	(95.0)%	(8.6)%
Income (loss) from discontinued operations, net of tax	(1,912)	6,153	786	(131.1)%	NM
Gain on sale of discontinued operations, net of tax	27,307	—	—	NM	—%
Net income	$27,650	$51,023	$49,904	(45.8)%	2.2%

GAAP Ratios:
Net loss ratio (without catastrophes)	66.0%	65.4%	63.2%	0.9%	3.5%
Catastrophes - effect on net loss ratio	4.5%	7.4%	6.5%	(39.2)%	13.8%
Net loss ratio(1)	70.5%	72.8%	69.7%	(3.2)%	4.4%
Expense ratio(2)	33.5%	31.2%	30.6%	7.4%	2.0%
Combined ratio(3)	104.0%	104.0%	100.3%	—%	3.7%
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

In 2018, the decrease in net income from continuing operations compared to 2017 is due to the decrease in the fair value of equity securities and an increase in other underwriting expenses partially offset by an increase in net premiums earned. The decrease in the fair value of equity securities was the result of volatile equity markets in the fourth quarter 2018. The increase in other underwriting expenses is primarily due to our continued investment in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity. The increase in net premiums earned is due to organic growth from a combination of new business and geographical expansion and from rate increases.

In 2017, our net income benefited from the Tax Cuts and Jobs Act ("Tax Act"), which resulted in a tax benefit of $21.9 million for the year. Income from continuing operations before income taxes decreased 72.8 percent, from 2016, primarily driven by an 11.2 percent increase in losses and loss settlement expenses due to an increase in catastrophe losses and deterioration of our core loss ratio. A portion of this deterioration was driven by an increase in large losses, which we define as losses greater than $500 thousand, in our commercial automobile lines of business in the first three quarters of 2017. Also contributing to the decrease in income from continuing operations before income taxes was an increase in other underwriting expenses due to a deterioration in the profitability of the commercial and personal auto lines of business, which limits the amount of expenses which can be deferred into our deferred acquisition costs, partially offset by a decrease in post-retirement benefit expenses. These increases were partially offset by a 6.6 percent increase in net premiums earned.
Premiums from continuing operations
The following table shows our premiums written and earned from continuing operations for 2018, 2017 and 2016:

				% Change
(In Thousands)				2018	2017
Years ended December 31,	2018	2017	2016	vs. 2017	vs. 2016
Direct premiums written	$1,111,703	$1,065,207	$1,006,123	4.4%	5.9%
Assumed premiums written	16,761	15,179	16,834	10.4	(9.8)
Ceded premiums written	(66,800)	(61,273)	(57,988)	9.0	5.7
Net premiums written(1)	$1,061,664	$1,019,113	$964,969	4.2%	5.6%
Less: change in unearned premiums	(27,527)	(21,588)	(28,829)	(27.5)	25.1
Less: change in prepaid reinsurance premiums	3,314	(33)	(9)	NM	(266.7)
Net premiums earned	$1,037,451	$997,492	$936,131	4.0%	6.6%
NM = not meaningful
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

Direct Premiums Written
Direct premiums written from continuing operations increased $46.5 million in 2018 as compared to 2017 due to organic growth from a combination of new business and geographical expansion and from rate increases. Written and earned premium growth were within management's expectations of 3 percent to 5 percent growth.
Direct premiums written from continuing operations increased $59.1 million in 2017 as compared to 2016 due to organic growth from a combination of new business and geographical expansion. Written and earned premium growth were within management's expectations of 4 percent to 6 percent growth.
Assumed Premiums Written
Assumed premiums written increased $1.6 million in 2018 as compared to 2017 due to an increase in cedant premium growth. In 2018, we renewed our participation in all of our assumed programs.
Assumed premiums written decreased $1.7 million in 2017 as compared to 2016 due to a drop in reinsurance rates. In 2017, we renewed our participation in all of our assumed programs.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2018, we ceded 9.0 percent more premiums to reinsurers as a result of continued growth in direct premiums written. For 2017, we ceded 5.7 percent more premiums to reinsurers as a result of continued growth in direct premiums written offset by declining ceded reinsurance rates.
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
Catastrophe Losses
In 2018, our pre-tax catastrophe losses were $46.7 million, a decrease as compared to $74.0 million and $61.2 million in 2017 and 2016, respectively. In 2018, our catastrophe losses included 46 catastrophes with our largest pre-tax catastrophe losses coming from the California wildfires, which totaled $9.2 million. Catastrophe losses in 2018 added 4.5 percentage points to the combined ratio, which is below our historical 10-year average of 6.4 percentage points.
In 2017, the increase in catastrophe losses was primarily due to hurricanes (Harvey, Irma, Maria) in the third quarter and destructive California wildfires in the second half of the year. In 2017, our catastrophe losses included 50 catastrophes and our largest single pre-tax catastrophe loss totaled $9.0 million. Catastrophe losses in 2017 added 7.4 percentage points to the combined ratio. In 2016, our catastrophe losses included 41 catastrophes, where our largest single pre-tax catastrophe loss totaled $10.4 million. Catastrophe losses in 2016 added 6.5 percentage points to the combined ratio.
Catastrophe Reinsurance
In 2018, 2017 and 2016, we did not exceed our catastrophe reinsurance retention level of $20.0 million per event.
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

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2018:

Name of Reinsurer	A.M. Best	S&P Rating
Aspen Insurance UK Limited	A+	A
General Reinsurance Corporation(2)	A++	AA+
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
Munich Re(2)	A+	AA-
Odyssey Re(2)	A	A-
Partner Re(1)(2)	A+	A+
QBE Reinsurance Corporation(1)	A	A+
R&V Versicherung AG(2)	N/A	AA-
Renaissance Re	A	A+
SCOR Reinsurance Company(1)(2)	A	A+
Toa Re(1)	A+	A+
Tokio Marine Kiln	A	A+
Transatlantic Re(1)	A	A+

(1)	Primary reinsurers participating in the property and casualty excess of loss programs.

(2)	Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2007 was signed into law on December 27, 2007. In January 2015, TRIPRA was signed into law. TRIPRA extends the Terrorism Risk Insurance Program until December 31, 2020; gradually increases the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year (up from $100 billion); and gradually increases the industry-wide retention to $37.5 billion per year (up from $27.5 billion). TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2018 and remains the same for 2019. Our TRIPRA deductible was $136.4 million for 2018 and our TRIPRA deductible is expected to be $137.3 million for 2019. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2018 Results
In 2018, our losses and loss settlement expenses were 0.8 percent higher than 2017 and our net loss ratio decreased 2.3 points. The decrease in our net loss ratio was due to a decrease in catastrophe losses slightly offset by a deterioration in our core loss ratio. Catastrophe losses decreased to $46.7 million in both our direct business and assumed reinsurance business as compared to $74.0 million in 2017. The deterioration in our core loss ratio was 0.6 percent, which was primarily driven by an increase in severity of losses in our other liability line of business from auto related bodily injury claims.

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

2018 Development

The property and casualty insurance business experienced $54.2 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2018. The majority of favorable development came from four lines, workers' compensation with $27.0 million favorable development, reinsurance assumed with $15.6 million favorable development, commercial automobile with $9.5 million favorable development, and fidelity and surety with $2.8 million favorable development. The only individual line with unfavorable development was commercial liability with $3.7 million of unfavorable development. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from loss adjustment expenses ("LAE") where the LAE IBNR reduction was more than sufficient to offset paid LAE which continues to benefit from additional litigation management efforts when compared to prior years. Reinsurance assumed favorable development is attributable reductions in reserves for both reported claims and loss IBNR as we reviewed our book of business and released excess reserves during 2018. Commercial automobile favorable development was driven by loss adjustment expense where LAE IBNR reductions were more than sufficient to offset paid LAE. Fidelity and surety favorable development is attributable to reductions in reserves for both reported claims and loss IBNR which were more than sufficient to offset paid loss. Commercial liability adverse development is attributable to reserve strengthening for both reported claims and loss IBNR primarily in response to an increase in umbrella auto related claims while loss adjustment expense developed favorably with reductions of LAE IBNR more than sufficient to offset paid LAE.

2017 Development

The property and casualty insurance business experienced $54.3 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2017. The majority of favorable development came from two lines, commercial liability with $35.1 million favorable development and workers' compensation with $19.2 million favorable development, partially offset by $6.3 million of unfavorable development for assumed reinsurance. All other lines combined $6.3 million favorable development with no single line experiencing more than $3.7 million of development, either favorable or unfavorable. Much of the favorable long-tail liability development continues to come from loss adjustment expense and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The favorable workers' compensation development is due to the combination of reductions in reserves for reported claims and reductions in reserves for incurred but not reported claims for both loss and loss adjustment expense.

2016 Development

The property and casualty insurance business experienced $31.2 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2016. The majority of favorable development came from two lines: commercial liability with $25.4 million of favorable development and workers' compensation with $12.2 million of favorable development. The favorable development was offset by unfavorable development from commercial fire & allied lines with $6.4 million of unfavorable development and commercial automobile with $5.5 million of unfavorable development. During the twelve-month period ended December 31, 2016 all other lines combined development was $5.5 million of favorable development. The favorable development for the year ended December 31, 2016, is attributable to reductions in reserves for loss adjustment expense which continues to benefit from successful management of litigation expenses.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2018, 2017 and 2016:

Years ended December 31,	2018			2017			2016
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$311,931	$183,692	58.9%	$306,480	$121,054	39.5%	$289,982	$130,748	45.1%
Fire and allied lines	234,612	165,097	70.4	227,711	178,768	78.5	221,758	176,961	79.8
Automobile	284,274	271,248	95.4	250,465	266,272	106.3	214,009	211,882	99.0
Workers' compensation	95,203	57,601	60.5	104,166	71,053	68.2	103,605	74,051	71.5
Fidelity and surety	24,437	1,878	7.7	24,981	2,206	8.8	22,507	222	1.0
Other	1,728	449	26.0	1,829	312	17.1	1,745	498	28.5
Total commercial lines	$952,185	$679,965	71.4%	$915,632	$639,665	69.9%	$853,606	$594,362	69.6%

Personal lines
Fire and allied lines	$41,581	$32,959	79.3%	$43,005	$34,503	80.2%	$43,463	$27,402	63.0%
Automobile	29,247	25,016	85.5	27,046	28,997	107.2	25,207	23,123	91.7
Other	1,210	(213)	(17.6)	1,159	268	23.1	1,090	260	23.9
Total personal lines	$72,038	$57,762	80.2%	$71,210	$63,768	89.5%	$69,760	$50,785	72.8%
Reinsurance assumed	$13,228	$(6,116)	(46.2)%	$10,650	$22,280	209.2%	$12,765	$7,286	57.1%
Total	$1,037,451	$731,611	70.5%	$997,492	$725,713	72.8%	$936,131	$652,433	69.7%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 71.4 percent in 2018 compared to 69.9 percent in 2017 and 69.6 percent in 2016. The net loss ratio in 2018 is up slightly compared to 2017 with a deterioration in our other liability line of business from an increase in auto related bodily injury claims due to an adverse litigious environment. The net loss ratio in 2017 as was comparable to 2016 with an increase in losses in commercial auto and fidelity and surety offset by decreases in other liability and workers' compensation.
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
Construction Defect Losses
Incurred losses from construction defect claims were $15.9 million in 2018 compared to $15.7 million and $10.4 million in 2017 and 2016, respectively. At December 31, 2018, we had $44.5 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 2,706 claims. In comparison, at December 31, 2017, we had reserves of $34.4 million, excluding IBNR reserves, consisting of 1,857 claims. The increase in the incurred losses is due to continued improvement in the economic environment which increases construction activity. Our West Coast and Rocky Mountain regions continue to be the origin of the majority of the construction defect claim activity.
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
The net loss ratio improved 8.1 percentage points in 2018 compared to 2017. The improvement in 2018 is attributable to a decrease in catastrophe losses, a decrease in frequency of claims partially offset by an increase in severity of losses, a decrease in paid losses and a lower increase in reserves for incurred but not reported claims. The net loss ratio in 2017 was comparable to 2016, with a slight improvement 1.3 percentage points.
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
The net loss ratio improved 10.9 percentage points in 2018 compared to 2017. This improvement is attributable to a decrease in frequency of losses along with favorable changes in loss reserves for reported claims and loss IBNR compared to the same period in 2017. We continue to make steady progress in improving our core loss ratio, however, the performance of this line of business remains below our expectations. Our strategy to improve profitability continues to be: aggressively seeking rate increases, focusing on loss control initiatives and taking action on underperforming accounts. The deterioration in our commercial automobile insurance line in 2017 as compared to 2016 was due to an increase in the number of severe losses of claims in the first three quarters of 2017.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The net loss ratio improved 7.7 percentage points in 2018 compared to 2017. The improvement in 2018 is attributable to a lower increase in reserves for reported claims during 2018 as compared to 2017. The improvement in our workers' compensation line of business in 2017 as compared to 2016 was due to the presence of relatively stronger claim reserves for prior accident years. As claims were paid and closed the release of reserves for reported claims was more than sufficient to offset claim payments.
Although we have seen steady improvement in the net loss ratio for the last two years in our worker's compensation line of business, competitive market conditions continued in 2018, putting downward pressure on rates. The challenges faced by workers' compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intention of increasing the quality of our workers' compensation book of business. We are currently using these modeling analytics to assist us in risk selection, and we will continue to evaluate the model results.
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

The net loss ratio improved 1.1 percentage points in 2018 compared to 2017. This improvement is attributable to a decrease in reserves for reported claims in 2018 compared to an increase in 2017. In 2017, the change in the loss ratio was primarily due to claims from a large contractor’s bankruptcy which occurred during the fourth quarter. During 2017 the claims from the large contractor’s bankruptcy exceed our $1.5 million reinsurance retention level.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio improved 9.3 percentage points in 2018 compared to 2017. This improvement was primarily driven by our personal auto line of business due to a decrease in frequency and severity of paid losses and reserves for reported claims. In 2017 our net loss ratio deteriorated 16.7 percentage points as compared to 2016. The 2017 deterioration is attributable to increased frequency and severity for personal automobile as well as an increase in the volume of claims from homeowners.
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
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio decreased in 2018 compared to 2017 as we remain conservative in our reserving approach, and during the year we reviewed our book of business and released excess reserves. The net loss ratio deteriorated in 2017, as compared to 2016, primarily due to expected claims from three hurricanes (Harvey, Irma, and Maria) as well as expected claims from California wildfires.

In 2018, 2017 and 2016, we renewed our participation in all of our assumed programs.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 33.5 percent, 31.2 percent and 30.6 percent for 2018, 2017, and 2016, respectively. The underwriting expense ratio increased in 2018 primarily due to our continued investment in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity.
The underwriting expense ratio increased in 2017 primarily due to a deterioration in the profitability of the commercial and personal auto lines of business, which limits the amount of expenses which can be deferred into our deferred acquisition costs, partially offset by a decrease in post-retirement benefit expenses.

Discontinued Operations Results

	Years Ended December 31,			% Change
				2018	2017
(In Thousands)	2018	2017	2016	vs. 2017	vs. 2016
Revenues
Net premiums earned	$13,003	$61,368	$87,270	(78.8)%	(29.7)%
Investment income, net	12,663	49,720	51,538	(74.5)%	(3.5)%
Net realized investment gains (losses)	(1,057)	4,008	1,156	(126.4)%	246.7%
Other income	146	617	621	(76.3)%	(0.6)%
Total revenues	$24,755	$115,713	$140,585	(78.6)%	(17.7)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,823	$40,451	$31,365	(73.2)%	29.0%
Increase in liability for future policy benefits	5,023	27,632	59,969	(81.8)%	(53.9)%
Amortization of deferred policy acquisition costs	1,895	5,181	8,121	(63.4)%	(36.2)%
Other underwriting expenses	3,864	13,281	19,881	(70.9)%	(33.2)%
Interest on policyholders' accounts	4,499	18,525	20,079	(75.7)%	(7.7)%
Total benefits, losses and expenses	$26,104	$105,070	$139,415	(75.2)%	(24.6)%

Income (loss) before income taxes	$(1,349)	$10,643	$1,170	(112.7)%	NM
NM =Not meaningful

The sale of our discontinued operations closed on March 30, 2018, and therefore income was only earned in the first quarter of 2018. For the year ended December 31, 2018, our discontinued operations had a loss before income taxes of $1.3 million, compared to income before income taxes of $10.6 million and $1.2 million for the same period of 2017 and 2016, respectively.
Federal Income Taxes
We reported a federal income tax benefit on a consolidated basis of $3.3 million or 13.5 percent of pre-tax income in 2018. In 2017, we reported a federal income tax benefit on a consolidated basis of $24.7 million or 94.1 percent of pre-tax income and federal income tax expense of $8.8 million or 14.9 percent of pre-tax income in 2016. In 2017 our effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. Our effective federal tax rate varied from the statutory federal income tax expense rate in each year, due primarily to our portfolio of tax-exempt securities.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018 we have completed accounting for the tax effects of enactment of the Tax Act, and no adjustment was made during the measurement period.
Due to our determination that we may not be able to fully realize the benefits of the net operating loss ("NOL") acquired in the purchase of American Indemnity Financial Corporation, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.7 million in 2018 due to the realization of $3.1 million in NOLs. During 2018, the remaining NOL from the purchase of American Indemnity Financial Corporation was fully realized.

As of December 31, 2018, we had no alternative minimum tax credit carryforwards.
INVESTMENTS
Investment Environment

The investment landscape experienced a meaningful transition in 2018. Overall, U.S. economic fundamentals were strong, as robust labor markets, easing regulatory costs and solid growth provided a good tailwind to both business and consumer sentiment. In spite of an early jump in volatility due to factors more technical than fundamental in nature, risk assets traded higher through most of the year, however, the mood among investors shifted dramatically in the fourth quarter because of tightening financial condition and although the broad economic backdrop remained positive, signs the economy may be cooling emerged. The uncertainty prompted a significant increase in market volatility, and most every major global asset class produced negative total returns in 2018 in spite of healthy performance for three quarters of the year. The S&P 500 Index lost 14 percent in the fourth quarter to close the year down 6.2 percent. Treasury yields were higher year-over-year, though well-inside peak levels reached in November when the US 10 year Treasury Rate hit 3.25 percent. Cash was the rare market segment that traded to the positive for the year.
Overall, the current environment is challenging given the cross currents investors are faced with. On the constructive side, robust wage gains are supportive of consumer activity which constitutes over two-thirds of total economic output. In addition, small business optimism and hiring data is showing this portion of the economy to be upbeat and robust. Although corporate defaults remain benign and earnings stable, tremors are being felt more widespread in lower quality sectors. As such, investment yields are higher than a year ago with Treasury rates and credit risk premiums elevated. By and large, the balance of risks is neutral to slightly negative as we head into a new year. Our investment program is defensive in nature, and designed to outperform during periods of market uncertainty.

Investment Philosophy

The Company's assets are invested to preserve capital and maximize after-tax returns while maintaining an appropriate balance of risk. The return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program. Our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, active management of our portfolio is considered necessary to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change.
We work with our insurance company subsidiaries to develop an appropriate investment strategy that aligns with their business needs and supports United Fire's strategic plan and risk appetite.  The portfolio is structured so as to be in compliance with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.  All but a very small portion of our investment portfolio is managed internally.
Investment Portfolio
Our invested assets from continuing operations at December 31, 2018 totaled $2.1 billion, compared to $1.9 billion at December 31, 2017, an increase of $185.2 million. At December 31, 2018, fixed maturity securities and equity securities comprised 85.0 percent and 12.0 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at December 31, 2018 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,749,488	84.4%
Trading securities	13,240	0.6
Equity securities	248,361	12.0
Mortgage loans	25,782	1.2
Other long-term investments	37,077	1.8
Short-term investments	175	—
Total	$2,074,123	100.0%

At December 31, 2018, we classified $1.7 billion, or 99.2 percent, of our fixed maturities portfolio as available-for-sale, compared to $1.5 billion, or 98.9 percent, at December 31, 2017. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record fixed maturity trading securities, primarily convertible redeemable preferred debt securities, and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2018 and 2017, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios by credit rating for both continuing and discontinued operations at December 31, 2018 and 2017. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2018		December 31, 2017
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$734,471	41.7%	$885,000	29.7%
AA	684,863	38.9	839,210	28.1
A	178,282	10.1	616,787	20.7
Baa/BBB	157,349	8.9	585,968	19.6
Other/Not Rated	7,763	0.4	55,156	1.9
	$1,762,728	100.0%	$2,982,121	100.0%

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

The weighted average effective duration of our portfolio of fixed maturity securities was 5.1 years at December 31, 2018 compared to 5.0 years at December 31, 2017.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair
December 31, 2018	Cost	Value	Cost	Value
Due in one year or less	$48,331	$48,492	$4,408	$5,232
Due after one year through five years	225,816	226,069	5,019	5,872
Due after five years through 10 years	544,551	542,662	—	—
Due after 10 years	691,968	684,274	1,850	2,136
Asset-backed securities	3,256	3,495	—	—
Mortgage-backed securities	7,642	7,424	—	—
Collateralized mortgage obligations	239,725	237,072	—	—
	$1,761,289	$1,749,488	$11,277	$13,240

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income increased 3.3 percent in 2018, compared with the same period of 2017, primarily due to an increase in invested assets. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
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
Changes in unrealized gains and losses on available-for-sale fixed-maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed-maturity securities at December 31, 2018 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2018 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.
Net Investment Income
In 2018, our investment income for continuing operations, net of investment expenses, increased $1.7 million to $52.9 million as compared to 2017, primarily due to the increase in our invested assets in our portfolio partially offset by a decrease in the value of our investments in limited liability partnerships in the fourth quarter, specifically related to financial institutions.
In 2017, our investment income for continuing operations, net of investment expenses, decreased $4.1 million to $51.2 million as compared to 2016, primarily due to the change in value of our investments in limited liability partnerships, specifically related to financial institutions.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2018	2017	2016
Investment income from continuing operations:
Interest on fixed maturities	$51,356	$44,784	$43,147
Dividends on equity securities	7,731	7,108	6,448
Income on other long-term investments
Interest	8,383	6,870	1,200
Change in value (1)	(10,116)	(2,812)	10,178
Interest on mortgage loans	412	—	—
Interest on short-term investments	606	120	47
Interest on cash and cash equivalents	1,875	1,125	352
Other	307	300	422
Total investment income from continuing operations	$60,554	$57,495	$61,794
Less investment expenses	7,660	6,305	6,510
Net investment income from continuing operations	$52,894	$51,190	$55,284
Net investment income from discontinued operations	12,663	49,720	51,538
Net investment income	$65,557	$100,910	$106,822

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2018, 84.8 percent of our gross investment income from continuing operations originated from interest on fixed maturities, compared to 77.9 percent and 69.8 percent in 2017 and 2016, respectively.
The following table details our annualized yield on average invested assets from continuing operations for 2018, and both continuing and discontinued operations for 2017 and 2016, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2018	$1,986,239	$52,894	2.7%
2017	3,333,809	100,910	3.0%
2016	3,223,014	106,822	3.3%

Net Realized Investment Gains and Losses
The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2018	2017	2016
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$(254)	$829	$1,004
Trading securities
Change in fair value	(296)	924	189
Sales	1,226	244	931
Equity securities	(20,292)	1,942	2,654
Mortgage loans	(46)	—	—
Cash equivalents	—	—	169
Real Estate	(517)	116	$—
Total net realized investment gains from continuing operations	$(20,179)	$4,055	$4,947
Total net realized investment gains from discontinued operations	(1,057)	4,008	1,156
Total net realized investment gains	$(21,236)	$8,063	$6,103
Net Unrealized Investment Gains and Losses
As of December 31, 2018, net unrealized investment losses, after tax, totaled $9.3 million compared to gains of$214.9 million and $133.9 million as of December 31, 2017 and 2016, respectively. The decrease in net unrealized investment gains in 2018 is primarily the result of the cumulative change in accounting principles on recognizing the change in the value of equity securities in the income statement. The change in accounting principles required unrealized gains on equity securities of $191.2 million, after-tax, as of January 1, 2018, to be reclassified to retained earnings from accumulated other comprehensive income, both within shareholders equity. The remaining decrease is due to a decrease in the value of the fixed maturity portfolio due to rising interest rates.
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
The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2018	2017	2016
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(57,475)	$25,573	$(21,271)
Equity securities	—	40,168	34,179
Deferred policy acquisition costs	7,274	119	(4,410)
Income tax effect	10,543	(21,545)	(2,975)
Cumulative change in accounting principles	(191,244)	—	—
Net unrealized investment depreciation of discontinued operations, sold	6,714	—	—
Accumulated effect of change in enacted tax rate	—	36,658	—
Total change in net unrealized investment gains (losses), net of tax	$(224,188)	$80,973	$5,523

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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2018. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2018	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$28,090	$27,750	$27,418	$27,094	$26,778
U.S. government agency	224,062	220,559	214,682	201,550	185,313
States, municipalities and political subdivisions
General obligations:
Midwest	104,340	99,954	95,212	89,449	83,506
Northeast	41,050	39,394	37,655	35,475	33,098
South	125,470	119,983	113,911	106,458	98,759
West	120,490	114,351	107,841	100,485	93,092
Special revenue:
Midwest	157,199	149,419	140,764	130,359	119,927
Northeast	70,919	66,600	61,948	56,682	51,513
South	269,980	253,918	235,809	215,031	195,048
West	162,212	153,106	142,920	131,193	119,821
Foreign bonds	10,061	9,885	9,716	9,552	9,395
Public utilities	61,771	58,837	56,059	53,427	50,951
Corporate bonds
Energy	30,934	29,762	28,648	27,589	26,586
Industrials	57,092	55,036	53,085	51,228	49,466
Consumer goods and services	58,721	56,113	53,646	51,307	49,096
Health care	18,064	17,340	16,658	16,015	15,410
Technology, media and telecommunications	29,566	27,804	26,176	24,670	23,281
Financial services	86,825	83,015	79,349	75,738	72,255
Mortgage backed securities	7,923	7,705	7,424	7,090	6,749
Collateralized mortgage obligations
Government national mortgage association	86,049	81,833	76,701	71,269	65,932
Federal home loan mortgage corporation	112,069	110,683	107,623	102,138	95,917
Federal national mortgage association	56,798	55,505	52,748	49,102	45,414
Asset-backed securities	3,496	3,496	3,495	3,495	3,494
Total Available-For-Sale Fixed Maturities	$1,923,181	$1,842,048	$1,749,488	$1,636,396	$1,520,801
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$401	$399	$397	$395	$393
Consumer goods and services	1,674	1,636	1,599	1,563	1,528
Health care	3,788	3,481	3,236	3,038	2,878
Financial services	2,284	2,257	2,231	2,206	2,182
Technology, media and telecommunications	3,938	3,438	3,028	2,692	2,413
Redeemable preferred stock	2,749	2,749	2,749	2,749	2,749
Total Trading Fixed Maturities	$14,834	$13,960	$13,240	$12,643	$12,143
Total Fixed Maturity Securities	$1,938,015	$1,856,008	$1,762,728	$1,649,039	$1,532,944
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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2018:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$223,525	$248,361	$273,197
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 99.5 percent and 99.1 percent were rated "A" or above, and 94.7 percent and 93.7 percent were rated "AA" or above at December 31, 2018 and 2017, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $20.0 million or 19.5 percent of our insured municipal securities at December 31, 2018, as compared to $20.0 million or 20.8 percent at December 31, 2017. Our five largest indirect exposures to financial guarantors accounted for 73.7 percent and 66.6 percent of our insured municipal securities at December 31, 2018 and 2017, respectively.

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

The following table displays a summary of cash sources and uses in 2018, 2017 and 2016 from continuing and discontinued operations:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2018	2017	2016
Cash provided by (used in)
Operating activities	$110,104	$170,094	$214,384
Investing activities	(19,204)	(61,985)	(112,403)
Financing activities	(115,188)	(107,549)	(97,577)
Net increase (decrease) in cash and cash equivalents	$(24,288)	$560	$4,404

In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2018, 2017 and 2016 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $110.1 million, $170.1 million and $214.4 million in 2018, 2017 and 2016, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for 2018, 2017 and 2016.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.3 billion, or 15.8 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2018, our cash and cash equivalents included $3.3 million related to these money market accounts, compared to $16.8 million at December 31, 2017.
Net cash flows used in investing activities totaled $19.2 million, $62.0 million and $112.4 million in 2018, 2017 and 2016, respectively. In 2018, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations, that totaled $263.8 million compared to $205.1 million and $328.1 million for the same period in 2017 and 2016, respectively. In 2018, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from discontinued operations, that totaled $29.7 million compared to $148.6 million and $223.0 million for the same period in 2017 and 2016, respectively.
Our cash outflows for investment purchases from continuing operations totaled $540.4 million in 2018, compared to $267.5 million and $448.2 million for the same period in 2017 and 2016, respectively. Our cash outflows for investment purchases from discontinued operations totaled $15.4 million in 2018, compared to $131.0 million and $207.7 million for the same period in 2017 and 2016, respectively.
Financing Activities
Net cash flows used in financing activities totaled $115.2 million, $107.5 million and $97.6 million in 2018, 2017 and 2016, respectively. Net cash flows used in financing activities from continuing operations totaled $103.6 million, $52.3 million and $19.2 million in 2018, 2017 and 2016, respectively. The change is due to an increase in the payment of cash dividends partially offset by a decrease in the repurchases of common stock. Net cash flows used in financing activities from discontinued operations totaled $11.5 million, $55.3 million and $78.3 million in 2018, 2017 and 2016, respectively, primarily due to net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $105.4 million, $27.3 million and $24.6 million in 2018, 2017 and 2016, respectively. The increase in dividends paid to shareholders is primarily due to a special cash dividend of $3.00 per share paid to shareholders on August 20, 2018. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2018, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $106.2 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations. On June 20, 2018, the Company sought approval from the Iowa Insurance Commissioner for a proposed ordinary dividend of $50.7 million and extraordinary dividend of $39.3 million, for a total of $90.0 million. The Company received approval from Iowa Insurance Commissioner on July 9, 2018 and subsequently paid a $3.00 per share special dividend or a total of $75.2 million to shareholders on August 20, 2018.
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

During 2018, 2017 and 2016, pursuant to authorization by our Board of Directors, we repurchased 120,372, 701,899, and 90,415 shares of our common stock, respectively, which used cash totaling $5.4 million in 2018, $29.8 million in 2017 and $3.7 million in 2016. At December 31, 2018, we were authorized to purchase an additional 2,116,200 shares of our common stock under our share repurchase program, which expires in August 2020.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 14 "Credit Facility" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
Stockholders' Equity
Stockholders' equity decreased 8.7 percent to $888.4 million at December 31, 2018, from $973.4 million at December 31, 2017. The decrease is primarily attributed to the payment of stockholder dividends of $105.4 million, and a decrease in net unrealized investment gains of $32.9 million, net of tax, and share repurchases of $5.4 million, all offset by net income of $27.7 million and the change in benefits and the valuation of our post-retirement benefit obligations of $25.4 million. As of December 31, 2018, the book value per share of our common stock was $35.40, compared to $39.06 at December 31, 2017.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2018, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2018:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	1,312,483	480,834	448,945	171,220	211,484
Operating leases	21,682	7,214	11,527	2,760	181
Profit-sharing commissions	21,350	21,350
Pension plan contributions	4,000	4,000
Total	$1,359,515	$513,398	$460,472	$173,980	$211,665

Loss and Loss Settlement Expense Reserves
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to "Critical Accounting Policies — Loss and Loss Settlement Expenses" in this section for further discussion.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 13 "Lease Commitments."

Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2018, property and casualty agencies will receive profit-sharing payments of $21.4 million in 2019.
Pension Plan Payments
We estimate the pension contribution for 2019 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2019, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.

OFF BALANCE SHEET ARRANGEMENTS
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. At December 31, 2018, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make consolidated capital contributions up to $22.3 million upon request of the partnerships through July 31, 2028. These partnerships are included in our other invested assets on the Consolidated Balance Sheets with a current fair value of $8.8 million, or less than 0.5% of our total invested assets, at December 31, 2018. We recognized investment income of $0.5 million from these two investments during 2018.

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
Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in held-to-maturity fixed maturity securities at amortized cost. We record investments in available-for-sale and trading fixed maturity securities and equity securities at fair value. Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. We record mortgage loans at their amortized cost less any valuation allowance.
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
Other-Than-Temporary Impairment ("OTTI") Charges
We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires OTTI charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
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
At December 31, 2018 and 2017, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $23.6 million at December 31, 2018, compared with $16.9 million at December 31, 2017. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2018 and 2017, our DAC asset was $92.8 million and $88.1 million, respectively.
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
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. This calculation is performed on a quarterly basis and developed in conjunction with our quarterly reserving process. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business. The premium deficiency calculation is aggregated by line of business in a manner consistent with how the policies are currently being marketed and managed.

The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2018, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2018:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$4,341	$12,964	$23,691
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2018 was $4.3 million compared to the premium deficiency charge of $6.1 million calculated for the same period of 2017.
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,312.5 million and $1,224.2 million at December 31, 2018 and 2017, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $57.1 million for 2018 and $59.9 million for 2017. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2018, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$81,463	$10,470	$22,756	$114,689
Other liability	267,270	108,220	174,344	549,834
Automobile	229,405	66,470	75,696	371,571
Workers' compensation	176,467	5,000	29,269	210,736
Fidelity and surety	4,127	2,520	399	7,046
Miscellaneous	505	520	158	1,183
Total commercial lines	$759,237	$193,200	$302,622	$1,255,059
Personal lines
Automobile	$12,453	$1,070	$2,407	$15,930
Fire and allied lines	9,205	1,080	2,194	12,479
Miscellaneous	448	190	162	800
Total personal lines	$22,106	$2,340	$4,763	$29,209
Reinsurance assumed	9,525	18,560	130	28,215
Total	$790,868	$214,100	$307,515	$1,312,483
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
Incurred But Not Reported Reserves

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
LAE is composed of two distinct kinds of expenses which are allocated LAE ("ALAE") and unallocated LAE ("ULAE"). These two expense types have different purposes and characteristics which necessitates different estimation methods in order to provide a valid quarterly estimate of the required reserve for unpaid expense which is generally referred to as an LAE IBNR reserve.

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

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates solely from our boiler and machinery business which is 100 percent reinsured. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015 and increased to $2.5 million for 2016 through 2018.
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

As an example, if our loss and loss settlement expense reserves of $1,312.5 million as of December 31, 2018, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $131.2 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2018:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$36,956	$73,912

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2018. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$10,682	$21,364

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$3,026	$6,053
In 2018, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2018 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2018, was $549.8 million and consisted of 6,542 claims, compared with $497.1 million, consisting of 6,336 claims at December 31, 2017. Of the $549.8 million total reserve for other liability claims, $143.4 million is identified as defense costs and $31.0 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2018, we had $44.5 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 2,706 claims. At December 31, 2017, our reserves, excluding IBNR reserves, totaled $34.4 million, which consisted of 1,857 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2018 and 2017, we had $3.0 million and $2.6 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
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
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2018 was $210.7 million and consisted of 4,337 claims, compared with $211.3 million, consisting of 4,844 claims, at December 31, 2017.
Reserve Development

The following reserve development section should be read in conjunction with the "Consolidated Results of Operations" section of this Item 7.

In 2018, 2017 and 2016, we recognized a favorable development in our net reserves for prior accident years totaling $54.2 million, $54.3 million and $31.2 million, respectively.
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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(54,983)	$(27,492)	$27,492	$54,983
Workers' compensation	(21,074)	(10,537)	10,537	21,074
Automobile	(38,750)	(19,375)	19,375	38,750

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(8,221)	$(4,932)	$4,932	$8,221
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2018 and 2017, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2019.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2018 and 2017 were $1,255.4 million and $1,164.3 million, respectively. In 2018 and 2017, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and post-retirement benefit obligation at December 31, 2018, by $34.5 million and $5.3 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2018, by $27.3 million and $4.2 million, respectively.
In addition, for the post-retirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the post-retirement benefit obligation at December 31, 2018, by $4.1 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2018, by $5.1 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2018, by $1.6 million, while a 100 basis point increase in the rate would decrease benefit expense by $1.6 million, for the same period.
For the post-retirement benefit plan, a 100 basis point increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2018, by $0.7 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.5 million, for the same period.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2018 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2018	2017

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $0 in 2018 and $150 in 2017)	$—	$150
Available-for-sale, at fair value (amortized cost $1,761,289 in 2018 and $1,516,610 in 2017)	1,749,488	1,535,070
Trading securities, at fair value (amortized cost $11,277 in 2018 and $14,582 in 2017)	13,240	16,842
Equity securities, at fair value (cost $64,819 in 2018 and $63,275 in 2017)	248,361	287,344
Mortgage loans	25,782	—
Other long-term investments	37,077	49,352
Short-term investments	175	175
	2,074,123	1,888,933
Cash and cash equivalents	64,454	95,562
Accrued investment income	15,774	13,841
Premiums receivable (net of allowance for doubtful accounts of $785 in 2018 and $1,255 in 2017)	346,825	328,513
Deferred policy acquisition costs	92,796	88,102
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $39,894 in 2018 and $51,603 in 2017)	97,194	68,992
Reinsurance receivables and recoverables	61,337	63,194
Prepaid reinsurance premiums	7,063	3,749
Deferred tax asset	912	—
Income taxes receivable	15,035	6,031
Goodwill and net intangible assets	23,252	23,971
Other assets	17,933	16,409
Assets held for sale	—	1,586,134
Total assets	$2,816,698	$4,183,431
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,312,483	$1,224,183
Unearned premiums	492,918	465,391
Accrued expenses and other liabilities	122,922	167,396
Deferred income taxes	—	5,953
Liabilities held for sale	—	1,347,135
Total liabilities	$1,928,323	$3,210,058
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,097,408 and 24,916,806 shares issued and outstanding in 2018 and 2017, respectively	$25	$25
Additional paid-in capital	203,350	196,334
Retained earnings	715,472	608,700
Accumulated other comprehensive income (loss), net of tax	(30,472)	168,314
Total stockholders' equity	$888,375	$973,373
Total liabilities and stockholders' equity	$2,816,698	$4,183,431
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2018	2017	2016

Revenues
Net premiums earned	$1,037,451	$997,492	$936,131
Investment income, net of investment expenses	52,894	51,190	55,284
Net realized investment gains (losses) (includes reclassifications for net unrealized gains on available-for-sale securities of ($784) in 2018; $6,390 in 2017; and $4,520 in 2016 previously included in accumulated other comprehensive income)	(20,179)	4,055	4,947
Total revenues	$1,070,166	$1,052,737	$996,362

Benefits, losses and expenses
Losses and loss settlement expenses	$731,611	$725,713	$652,433
Amortization of deferred policy acquisition costs	206,232	207,746	202,892
Other underwriting expenses (includes reclassifications for employee benefit costs of $6,642 in 2018; $5,408 in 2017; and $5,486 in 2016 previously included in accumulated other comprehensive income)	141,473	103,628	83,540
Total benefits, losses and expenses	$1,079,316	$1,037,087	$938,865

Income (loss) from continuing operations before income taxes	$(9,150)	$15,650	$57,497
Federal income tax expense (benefit) (includes reclassifications of $1,559 in 2018; $(344) in 2017; and $338 in 2016 previously included in accumulated other comprehensive income)	(11,405)	(29,220)	8,379
Net income from continuing operations	$2,255	$44,870	$49,118
Income (loss) from discontinued operations, net of taxes	(1,912)	6,153	786
Gain on sale of discontinued operations, net of taxes	27,307	—	—
Net income	$27,650	$51,023	$49,904

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(50,985)	$72,251	$13,017
Change in liability for underfunded employee benefit plans	25,513	(26,122)	30,045
Other comprehensive income (loss), before tax and reclassification adjustments	(25,472)	46,129	43,062
Income tax effect	5,349	(17,540)	(15,072)
Other comprehensive income (loss), after tax, before reclassification adjustments	(20,123)	28,589	27,990
Reclassification adjustment for net realized (gains) losses included in income	784	(6,390)	(4,520)
Reclassification adjustment for employee benefit costs included in expense	6,642	5,408	5,486
Total reclassification adjustments, before tax	7,426	(982)	966
Income tax effect	(1,559)	344	(338)
Total reclassification adjustments, after tax	5,867	(638)	628
Comprehensive income	$13,394	$78,974	$78,522

Weighted average common shares outstanding	25,006,211	25,103,720	25,335,706
Earnings per common share from continuing operations:
Basic	$0.09	$1.79	$1.94
Diluted	0.09	1.75	1.90
Earnings per common share:
Basic	$1.11	$2.03	$1.97
Diluted	1.08	1.99	1.93

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2018	2017	2016

Common stock
Balance, beginning of year	$25	$25	$25
Shares repurchased (120,372 in 2018; 701,899 in 2017; and 90,415 in 2016)	—	—	—
Shares issued for stock-based awards (300,974 in 2018; 198,694 in 2017; and 376,142 in 2016)	—	—	—
Balance, end of year	$25	$25	$25

Additional paid-in capital
Balance, beginning of year	$196,334	$216,482	$207,426
Compensation expense and related tax benefit for stock-based award grants	5,249	4,808	2,880
Shares repurchased	(5,404)	(29,784)	(3,746)
Shares issued for stock-based awards	7,171	4,828	9,922
Balance, end of year	$203,350	$196,334	$216,482

Retained earnings
Balance, beginning of year	$608,700	$616,322	$591,009
Cumulative effect of change in accounting principle	191,244	—	—
Accumulated effect of change in enacted tax rate	—	(31,308)	—
Net unrealized investment depreciation of discontinued operations, sold	(6,714)	—	—
Net income	27,650	51,023	49,904
Dividends on common stock ($4.21 per share in 2018; $1.09 per share in 2017; $0.97 per share in 2016)	(105,408)	(27,337)	(24,591)
Balance, end of year	$715,472	$608,700	$616,322

Accumulated other comprehensive income, net of tax
Balance, beginning of year	$168,314	$109,055	$80,437
Cumulative effect of change in accounting principle	(191,244)	—	—
Accumulated effect of change in tax enacted tax rate	—	31,308	—
Change in net unrealized investment appreciation (1)	(32,944)	44,315	5,523
Change in liability for underfunded employee benefit plans (2)	25,402	(16,364)	23,095
Balance, end of year	$(30,472)	$168,314	$109,055

Summary of changes
Balance, beginning of year	$973,373	$941,884	$878,897
Net income	27,650	51,023	49,904
All other changes in stockholders' equity accounts	(112,648)	(19,534)	13,083
Balance, end of year	$888,375	$973,373	$941,884

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2018	2017	2016
Cash Flows From Operating Activities
Net income	$27,650	$51,023	$49,904
Less net income (loss) from discontinued operations, net of taxes	(1,912)	6,153	786
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	8,788	8,872	7,049
Depreciation and amortization	5,174	4,574	6,035
Stock-based compensation expense	5,249	4,808	3,696
Net realized investment (gains) losses	20,179	(4,055)	(4,947)
Net cash flows from trading investments	22,514	(1,909)	(2,390)
Deferred income tax benefit	(16,220)	(5,921)	3,331
Changes in:
Accrued investment income	(1,933)	(224)	(874)
Premiums receivable	(18,312)	(22,311)	(29,685)
Deferred policy acquisition costs	(4,694)	5,260	(2,815)
Reinsurance receivables	1,857	(487)	4,206
Prepaid reinsurance premiums	(3,314)	33	8
Income taxes receivable	(9,004)	8,254	(14,285)
Other assets	(1,524)	(2,465)	758
Losses, claims and loss settlement expenses	88,300	100,287	120,001
Unearned premiums	27,527	21,589	28,830
Accrued expenses and other liabilities	(12,319)	(423)	(7,605)
Income taxes payable	—	—	(5,365)
Deferred income taxes	(10,746)	(25,883)	1,495
Other, net	9,847	3,378	(9,943)
Cash from operating activities - continuing operations	111,369	93,377	97,500
Cash from operating activities - discontinued operations	4,024	31,847	67,766
Cash from operating activities - gain on sale of discontinued operations	(34,851)	—	—
Total adjustments	$80,542	$125,224	$165,266
Net cash provided by operating activities	$110,104	$170,094	$214,384
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$132,250	$7,404	$1,968
Proceeds from call and maturity of held-to-maturity investments	—	150	493
Proceeds from call and maturity of available-for-sale investments	122,250	191,521	323,653
Proceeds from short-term and other investments	9,303	6,032	1,947
Proceeds from sale of discontinued operations	276,055	—	—
Purchase of held-to-maturity investments	—	(150)	(42)
Purchase of available-for-sale investments	(507,380)	(260,957)	(443,953)
Purchase of short-term and other investments	(32,972)	(6,428)	(4,155)
Net purchases and sales of property and equipment	(33,053)	(17,158)	(7,600)
Cash from investing activities - continuing operations	(33,547)	(79,586)	(127,689)
Cash from investing activities - discontinued operations	14,343	17,601	15,286
Net cash used in investing activities	$(19,204)	$(61,985)	$(112,403)
Cash Flows From Financing Activities
Payment of cash dividends	$(105,408)	$(27,337)	$(24,591)
Repurchase of common stock	(5,404)	(29,784)	(3,746)
Issuance of common stock	7,171	4,828	9,922
Tax impact from issuance of common stock	—	—	(816)
Cash from financing activities - continued operations	(103,641)	(52,293)	(19,231)
Cash from financing activities - discontinued operations	(11,547)	(55,256)	(78,346)
Net cash used in financing activities	$(115,188)	$(107,549)	$(97,577)
Net Change in Cash and Cash Equivalents	$(24,288)	$560	$4,404
Less: decrease (increase) in cash and cash equivalents - discontinued operations	(6,820)	5,808	(4,706)
Net increase (decrease) in cash and cash equivalents - continuing operations	(31,108)	6,368	(302)
Cash and Cash Equivalents at Beginning of Year - Continuing Operations	95,562	89,194	89,496
Cash and Cash Equivalents at End of Year - Continuing Operations	$64,454	$95,562	$89,194
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as a property and casualty insurer in 46 states, plus the District of Columbia.
Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Balance Sheets, Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows (collectively, the "Consolidated Financial Statements"). Subsequent to the announcement of this sale, our continuing operations are reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. For more information, refer to Note 17 "Discontinued Operations."
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings Company, LLC, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company, Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, and Mercer Insurance Company of New Jersey, Inc.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2018 to be ordinary, routine and incidental to our business.
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
In 2018, due to the change in accounting principle adopted on January 1, 2018 described in this section under "Recently Issued Accounting Standards," investments in equity securities, which include common and non-redeemable preferred stocks are recorded at fair value with changes in value recorded as a component of income. Prior to 2018, the change in the fair value of equity securities were held as available-for-sale securities and were reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders' equity.
Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders' equity. Changes in unrealized appreciation and depreciation, with respect to trading securities, are reported as a component of income.
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Included in investments at December 31, 2018 and 2017, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $20,456 and $1,492,928 respectively.
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
In 2018, 2017, and 2016, we made cash payments for income taxes of $29,071, $7,667 and $24,034, respectively. In addition, we received federal tax refunds of $1,503 and $13,383 in 2018 and 2017, respectively, that resulted from the utilization of our 2011 net operating losses and net capital losses in the carryforward period. In 2016, we did not receive any federal tax refunds. We made no interest payments in 2018, 2017 and 2016. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Continuing Operations - Property and Casualty Insurance	2018	2017	2016
Recorded asset at beginning of year	$88,102	$93,362	$90,547
Underwriting costs deferred	210,926	202,486	205,707
Amortization of deferred policy acquisition costs	(206,232)	(207,746)	(202,892)
Recorded asset at end of year	$92,796	$88,102	$93,362

Discontinued Operations - Life Insurance
Recorded asset at beginning of year	$71,151	$70,750	$77,717
Underwriting costs deferred	1,376	5,463	5,564
Amortization of deferred policy acquisition costs	(1,895)	(5,181)	(8,121)
	$70,632	$71,032	$75,160
Change in "shadow" deferred policy acquisition costs	7,274	119	(4,410)
Sale of discontinued operations	(77,906)	—	—
Recorded asset at end of year	$—	$71,151	$70,750

Total
Recorded asset at beginning of year	$159,253	$164,112	$168,264
Underwriting costs deferred	212,302	207,949	211,271
Amortization of deferred policy acquisition costs	(208,127)	(212,927)	(211,013)
	$163,428	$159,134	$168,522
Change in "shadow" deferred policy acquisition costs	7,274	119	(4,410)
Sale of discontinued operations	(77,906)	—	—
Recorded asset at end of year	$92,796	$159,253	$164,112

Our continuing operations property and casualty insurance policy acquisition costs deferred are amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. This calculation is performed by line of business in a manner consistent with how the policies are currently being marketed and managed.

For the discontinued operations traditional life insurance policies, DAC is amortized to income over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. Expected premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits.

For the discontinued operations non-traditional life insurance policies, DAC is amortized over the anticipated terms in proportion to the ratio of the expected annual gross profits to the total expected gross profits. Changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on amortization of DAC for revisions to estimated gross profits is reported in earnings in the period the estimated gross profits are revised.

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains (losses) on available-for-sale securities decreased the DAC asset by $6,294 and $6,413 at December 31, 2017 and 2016, respectively. There was no impact of unrealized gains and losses on available-for-sale securities on the DAC asset at December 31, 2018 because the non-traditional life insurance business is part of discontinued operations, which was sold on March 30, 2018.

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2018	2017
Real estate:
Land	$8,396	$8,396
Buildings	69,214	48,677
Furniture and fixtures	5,733	4,645
Computer equipment and software	13,851	7,274
Airplane	—	—
Total property and equipment	$97,194	$68,992

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

Depreciation expense totaled $4,455, $3,805 and $5,266 for 2018, 2017 and 2016, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill and the majority of our intangible assets relate to the acquisition of Mercer Insurance Group on March 28, 2011. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2016 we performed a quantitative impairment assessment of our goodwill and in 2018 and 2017, we performed a qualitative impairment assessment of our goodwill. As a result of these assessments, we did not recognize an impairment charge on our goodwill in 2018, 2017 or 2016.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2016 we performed a quantitative impairment assessment of our indefinite-lived intangible assets and, in 2018 and 2017, we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2018, 2017 and 2016. Amortization expense totaled $719 in 2018, 2017 and 2016, respectively.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018 we have completed accounting for the tax effects of enactment of the Tax Act and no adjustments were made during the measurement period.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2018, 2017, and 2016 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Financial Instruments
In January 2016, the FASB issued guidance updating certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this update supersede the guidance to classify equity securities with readily determinable fair values into different categories (for example, trading or available-for-sale) and require equity securities to be measured at fair value with changes in the fair value recognized through net income. The new guidance also simplifies the impairment process for equity investments without readily determinable fair values. The new guidance is effective for annual periods beginning after December 15, 2017 and interim periods within those years. The Company adopted the new guidance as of January 1, 2018. The adoption of the new guidance resulted in a reclassification from accumulated other comprehensive income to retained earnings of $191,244 after tax, which is equal to the amount of net unrealized gains and losses on available-for-sale equity securities on January 1, 2018. Also, in the period ended December 31, 2018, the Company recognized an after-tax net realized investment loss from continuing operations of $17,375 in net income from the change in value of equity securities in accordance with the adoption of this new accounting guidance.
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
The Company has an inventory of its operating leases and has calculated the total undiscounted future minimum lease payments, which are disclosed in Note 13 "Lease Commitments" of this report. The Company estimates the present value of future minimum lease payments at December 31, 2018 is $20.1 million, which represents less than 1.0 percent of the Company's total assets at December 31, 2018. The Company will record this amount as a lease liability on their Balance Sheets on January 1, 2019 and an estimated right-of-use asset of $19.7 million. The Company used their incremental borrowing rate of their credit facility described in Note 14 "Credit Facility" of this Form 10-K, as the discount rate for calculating the present value of the future minimum lease payments where appropriate. For leases that existed prior to the date of initial application or have terms which are not similar to the terms of the credit facility, the Company has elected to use the remaining lease term as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate will be based on current industry borrowing rates for similar Companies with similar ratings.
The Company has a small inventory of property leases for which the Company is the lessor. For these leases, the Company has made the election not to evaluate whether certain sales taxes are the primary obligation of the lessor as owner of the leased asset. The Company has reviewed and updated its processes and controls under the new guidance. Management currently believes that the adoption will not have a significant impact on the Company's financial position or results of operations.
Financial Instruments - Callable Debt Securities
In March 2016, the FASB issued an update to amend the amortization period for certain purchased callable debt securities held at a premium. The update requires the premium to be amortized to the earliest call date. The update doesn’t change the accounting for securities held at a discount, which will continue to be amortized to maturity. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2018. The Company will adopt the new guidance as of January 1, 2019. The adoption will have not have a material impact on the Company's financial position and results of operations.
Income Taxes - Intra-entity Transfers
In October 2016, the FASB issued new guidance on the income tax treatment of intra-entity transfers. The new guidance replaces the current guidance which prohibits the recognition of current and deferred income taxes of intra-entity transfers until the asset is sold externally. Under the new guidance, the exemption is eliminated and income taxes will be recognized on transfers of intra-entity assets. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2019. Management currently believes that the adoption will have an immaterial impact on the Company's financial position and results of operations.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's portfolio of mortgage loan investments which are carried at amortized cost and the impairment model related to our available-for-sale fixed-maturity portfolio. The Company will adopt the new guidance as of January 1, 2020 and is currently evaluating the impact on the Company's financial position, results of operations and key processes.
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
Financial Instruments - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements of financial instruments. The new guidance removes the requirement for disclosing the amount and reason for transfers between Level 1 and Level 2 investment securities and the valuation processes for Level 3 fair value measurements. The guidance also requires additional disclosures on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020. Management currently believes the new guidance will modify existing fair value disclosures, but will not have an impact on the Company's financial position and results of operations.
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2019. The Company will adopt the new guidance as of January 1, 2020. Management currently believes the new guidance will modify existing disclosures, but will not have an impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and available-for-sale equity securities, presented on a consolidated basis, including both continuing and discontinued operations as of December 31, 2018 and 2017.

December 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$27,632	$6	$220	$27,418
U.S. government agency	215,535	896	1,749	214,682
States, municipalities and political subdivisions
General obligations:
Midwest	94,806	1,091	685	95,212
Northeast	37,326	432	103	37,655
South	114,710	754	1,553	113,911
West	107,787	1,229	1,175	107,841
Special revenue:
Midwest	140,025	1,609	870	140,764
Northeast	62,737	452	1,241	61,948
South	237,848	1,669	3,708	235,809
West	143,829	1,294	2,203	142,920
Foreign bonds	9,698	31	13	9,716
Public utilities	56,808	274	1,023	56,059
Corporate bonds
Energy	28,909	43	304	28,648
Industrials	53,867	124	906	53,085
Consumer goods and services	54,323	142	819	53,646
Health care	16,721	42	105	16,658
Technology, media and telecommunications	26,819	35	678	26,176
Financial services	81,286	238	2,175	79,349
Mortgage-backed securities	7,642	14	232	7,424
Collateralized mortgage obligations
Government national mortgage association	78,055	380	1,734	76,701
Federal home loan mortgage corporation	108,403	524	1,304	107,623
Federal national mortgage association	53,267	213	732	52,748
Asset-backed securities	3,256	352	113	3,495
Total Available-For-Sale Fixed Maturities	$1,761,289	$11,844	$23,645	$1,749,488

December 31, 2017
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
HELD-TO-MATURITY
Fixed maturities
Bonds
Corporate bonds - financial services	$150	$—	$—	$150
Mortgage-backed securities	34	—	—	34
Total Held-to-Maturity Fixed Maturities	$184	$—	$—	$184
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$17,073	$4	$186	$16,891
U.S. government agency	121,574	1,311	717	122,168
States, municipalities and political subdivisions
General obligations:
Midwest	107,689	2,446	439	109,696
Northeast	47,477	1,174	10	48,641
South	139,870	2,462	813	141,519
West	111,123	2,351	463	113,011
Special revenue:
Midwest	155,475	3,620	351	158,744
Northeast	79,028	1,351	619	79,760
South	260,145	5,218	1,851	263,512
West	156,576	2,929	1,198	158,307
Foreign bonds	51,361	1,441	49	52,753
Public utilities	206,028	3,386	270	209,144
Corporate bonds
Energy	93,191	1,972	110	95,053
Industrials	218,067	3,881	241	221,707
Consumer goods and services	183,253	3,498	494	186,257
Health care	74,125	1,312	29	75,408
Technology, media and telecommunications	146,853	2,376	250	148,979
Financial services	277,824	5,769	442	283,151
Mortgage-backed securities	13,828	101	238	13,691
Collateralized mortgage obligations
Government national mortgage association	157,836	1,921	2,274	157,483
Federal home loan mortgage corporation	201,320	1,879	4,047	199,152
Federal national mortgage association	104,903	1,703	1,174	105,432
Asset-backed securities	4,282	362	8	4,636
Total Available-For-Sale Fixed Maturities	$2,928,901	$52,467	$16,273	$2,965,095

The following table is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities for continuing and discontinued operations by investment type at December 31, 2017.

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

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at December 31, 2018, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
December 31, 2018	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$48,331	$48,492	$4,408	$5,232
Due after one year through five years	225,816	226,069	5,019	5,872
Due after five years through 10 years	544,551	542,662	—	—
Due after 10 years	691,968	684,274	1,850	2,136
Asset-backed securities	3,256	3,495	—	—
Mortgage-backed securities	7,642	7,424	—	—
Collateralized mortgage obligations	239,725	237,072	—	—
	$1,761,289	$1,749,488	$11,277	$13,240

Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2018, 2017 and 2016, is as follows:

	2018	2017	2016
Net realized investment gains (losses) from continuing operations
Fixed maturities:
Available-for-sale	$(254)	$829	$1,004
Trading securities
Change in fair value	(296)	924	189
Sales	1,226	244	931
Equity securities	(20,292)	1,942	2,654
Mortgage loans	(46)	—	—
Cash equivalents	—	—	169
Real estate	(517)	116	—
Total net realized investment gains (losses) from continuing operations	$(20,179)	$4,055	$4,947
Total net realized investment gains (losses) from discontinued operations	(1,057)	4,008	1,156
Total net realized investment gains (losses)	$(21,236)	$8,063	$6,103

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from continuing operations for 2018, 2017 and 2016, are as follows:

	2018	2017	2016
Proceeds from sales	$132,250	$7,404	$1,968
Gross realized gains	140	1,046	920
Gross realized losses	517	(20)	—

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from discontinued operations for 2018, 2017 and 2016, are as follows:

	2018	2017	2016
Proceeds from sales	$—	$7,315	$12,354
Gross realized gains	—	1,264	65
Gross realized losses	—	(78)	(639)

There were no sales of held-to-maturity securities in 2018, 2017 and 2016.
Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $13,240 and $16,842 at December 31, 2018 and 2017, respectively.
Net Investment Income
Net investment income for the years ended December 31, 2018, 2017 and 2016, is comprised of the following:

Years Ended December 31,	2018	2017	2016
Investment income from continuing operations:
Interest on fixed maturities	$51,356	$44,784	$43,147
Dividends on equity securities	7,731	7,108	6,448
Income on other long-term investments
Investment income	8,383	6,870	1,200
Change in value (1)	(10,116)	(2,812)	10,178
Interest on mortgage loans	412	—	—
Interest on short-term investments	606	120	47
Interest on cash and cash equivalents	1,875	1,125	352
Other	307	300	422
Total investment income from continuing operations	$60,554	$57,495	$61,794
Less investment expenses	7,660	6,305	6,510
Net investment income from continuing operations	$52,894	$51,190	$55,284
Net investment income from discontinued operations	$12,663	$49,720	$51,538
Net investment income	$65,557	$100,910	$106,822

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
At December 31, 2018, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $22,301 upon request of the partnerships through July 31, 2028.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2018, 2017 and 2016, is as follows for continuing operations and discontinued operations:

	2018	2017	2016
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(57,475)	$25,573	$(21,271)
Available-for-sale equity securities	—	40,168	34,179
Deferred policy acquisition costs	7,274	119	(4,410)
Income tax effect	10,543	(21,545)	(2,975)
Cumulative change in accounting principles	(191,244)	—	—
Accumulated effect of change in enacted tax rate	—	36,658	—
Net unrealized investment depreciation of discontinued operations, sold	6,714	—	—
Total change in net unrealized investment appreciation (depreciation), net of tax	$(224,188)	$80,973	$5,523

We continually monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment ("OTTI") charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date or based on the value calculated using a discounted cash flow model. Credit-related impairments on fixed maturity securities that we do not plan to sell, and for which we are not more likely than not to be required to sell, are recognized in net income. Any non-credit related impairment is recognized as a component of other comprehensive income. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.

The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2018 and 2017 for continuing operations and discontinued operations. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2018 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge in 2018, 2017 or 2016. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.

December 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	1	$8,018	$7	5	$14,645	$213	$22,663	$220
U.S. government agency	4	17,907	81	17	80,696	1,668	98,603	1,749
States, municipalities and political subdivisions
General obligations
Midwest	2	2,939	5	7	23,749	680	26,688	685
Northeast	—	—	—	3	12,110	103	12,110	103
South	1	778	2	22	50,174	1,551	50,952	1,553
West	1	1,203	5	16	48,499	1,170	49,702	1,175
Special revenue
Midwest	4	3,892	8	19	43,854	862	47,746	870
Northeast	—	—	—	14	37,629	1,241	37,629	1,241
South	4	4,298	30	45	107,016	3,678	111,314	3,708
West	4	11,115	32	28	69,667	2,171	80,782	2,203
Foreign bonds	1	2,984	13	—	—	—	2,984	13
Public utilities	12	25,781	552	8	17,253	471	43,034	1,023
Corporate bonds
Energy	7	12,556	148	2	4,099	156	16,655	304
Industrials	9	21,970	397	4	11,040	509	33,010	906
Consumer goods and services	14	30,399	527	5	9,554	292	39,953	819
Health care	3	6,203	97	1	345	8	6,548	105
Technology, media and telecommunications	6	12,638	288	5	9,619	390	22,257	678
Financial services	13	30,177	650	13	32,855	1,525	63,032	2,175
Mortgage-backed securities	22	1,539	34	22	4,166	198	5,705	232
Collateralized mortgage obligations
Government national mortgage association	2	3,797	55	22	44,690	1,679	48,487	1,734
Federal home loan mortgage corporation	3	4,541	20	18	38,189	1,284	42,730	1,304
Federal national mortgage association	4	2,107	3	15	38,986	729	41,093	732
Asset-backed securities	1	2,829	113	—	—	—	2,829	113
Total Available-for-Sale Fixed Maturities	118	$207,671	$3,067	291	$698,835	$20,578	$906,506	$23,645

December 31, 2017	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	5	$10,370	$67	2	$5,765	$119	$16,135	$186
U.S. government agency	11	64,842	390	5	19,372	327	84,214	717
States, municipalities and political subdivisions
General obligations
Midwest	2	2,177	8	3	19,729	431	21,906	439
Northeast	—	—	—	1	3,644	10	3,644	10
South	3	7,959	32	11	29,545	781	37,504	813
West	2	5,944	18	8	25,755	445	31,699	463
Special revenue
Midwest	2	3,486	15	7	19,130	336	22,616	351
Northeast	1	4,471	37	11	28,476	582	32,947	619
South	8	7,749	107	27	69,917	1,744	77,666	1,851
West	3	5,424	16	22	56,753	1,182	62,177	1,198
Foreign bonds	1	857	49	—	—	—	857	49
Public utilities	8	19,186	79	5	8,446	191	27,632	270
Corporate bonds
Energy	1	2,236	13	1	1,606	97	3,842	110
Industrials	10	27,773	146	2	4,275	95	32,048	241
Consumer goods and services	14	32,781	248	3	6,813	246	39,594	494
Health care	4	9,947	29	—	—	—	9,947	29
Technology, media and telecommunications	12	35,319	122	3	10,413	128	45,732	250
Financial services	22	50,144	256	4	11,389	186	61,533	442
Mortgage-backed securities	10	2,458	18	10	6,641	220	9,099	238
Collateralized mortgage obligations
Government national mortgage association	20	49,764	629	17	46,969	1,645	96,733	2,274
Federal home loan mortgage corporation	11	37,543	577	20	75,679	3,470	113,222	4,047
Federal national mortgage association	11	31,958	342	11	20,123	832	52,081	1,174
Asset-backed securities	1	992	8	—	—	—	992	8
Total Available-for-Sale Fixed Maturities	162	$413,380	$3,206	173	$470,440	$13,067	$883,820	$16,273
The following tables are a reconciliation for continuing and discontinued operations of our total fixed maturity and equity securities that were in an unrealized loss position at December 31, 2017. The securities are presented by the length of time they have been continuously in an unrealized loss position:

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2018, the cash surrender value of the COLI policies was $4,907, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

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

A summary of the carrying value and estimated fair value of our financial instruments from continuing operations at December 31, 2018 and 2017 is as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$150	$150
Available-for-sale securities	1,749,488	1,749,488	1,535,070	1,535,070
Trading securities	13,240	13,240	16,842	16,842
Equity securities:	248,361	248,361	287,344	287,344
Mortgage loans	26,021	25,782	—	—
Other long-term investments	37,077	37,077	49,352	49,352
Short-term investments	175	175	175	175
Cash and cash equivalents	64,454	64,454	95,562	95,562
Corporate-owned life insurance	4,907	4,907	4,029	4,029

A summary of the carrying value and estimated fair value of our financial instruments from discontinued operations at December 31, 2018 and 2017 is as follows:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Held-to-maturity securities	$—	$—	$34	$34
Available-for-sale securities	—	—	1,430,025	1,430,025
Equity securities:
Available-for-sale securities	—	—	23,653	23,653
Mortgage loans	—	—	3,594	3,435
Policy loans	—	—	5,815	5,815
Other long-term investments	—	—	16,437	16,437
Cash and cash equivalents	—	—	15,851	15,851
Liabilities
Policy reserves
Annuity (accumulations) (1)	$—	$—	$591,702	$611,866
Annuity (benefit payments)	—	—	147,038	93,560

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The tables include financial instruments from both continuing and discontinued operations at December 31, 2018 and 2017:

		Fair Value Measurements
Description	December 31, 2018	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$27,418	$—	$27,418	$—
U.S. government agency	214,682	—	214,682	—
States, municipalities and political subdivisions
General obligations
Midwest	95,212	—	95,212	—
Northeast	37,655	—	37,655	—
South	113,911	—	113,911	—
West	107,841	—	107,841	—
Special revenue
Midwest	140,764	—	140,764	—
Northeast	61,948	—	61,948	—
South	235,809	—	235,809	—
West	142,920	—	142,920	—
Foreign bonds	9,716	—	9,716	—
Public utilities	56,059	—	56,059	—
Corporate bonds
Energy	28,648	—	28,648	—
Industrials	53,085	—	53,085	—
Consumer goods and services	53,646	—	53,646	—
Health care	16,658	—	16,658	—
Technology, media and telecommunications	26,176	—	26,176	—
Financial services	79,349	—	79,099	250
Mortgage-backed securities	7,424	—	7,424	—
Collateralized mortgage obligations
Government national mortgage association	76,701	—	76,701	—
Federal home loan mortgage corporation	107,623	—	107,623	—
Federal national mortgage association	52,748	—	52,748	—
Asset-backed securities	3,495	—	2,829	666
Total Available-For-Sale Fixed Maturities	$1,749,488	$—	$1,748,572	$916
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$397	$—	$397	$—
Consumer goods and services	1,599	—	1,599	—
Health care	3,236	—	3,236	—
Technology, media and telecommunications	3,028	—	3,028	—
Financial services	2,231	—	2,231	—
Redeemable preferred stocks	2,749	2,749	—	—
Total Trading Securities	$13,240	$2,749	$10,491	$—
Equity securities
Public utilities	15,949	15,949	—	—
Energy	10,975	10,975	—	—
Industrials	53,536	53,536	—	—
Consumer goods and services	24,465	24,465	—	—
Health care	22,286	22,286	—	—
Financial Services	101,555	101,555	—	—

Technology, media and telecommunications	13,944	13,944	—	—
Nonredeemable preferred stocks	5,651	5,056	—	595
Total Equity Securities	$248,361	$247,766	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$3,275	$3,275	$—	$—
Corporate-Owned Life Insurance	$4,907	$—	$4,907	$—
Total Assets Measured at Fair Value	$2,019,446	$253,965	$1,763,970	$1,511

		Fair Value Measurements
Description	December 31, 2017	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$16,891	$—	$16,891	$—
U.S. government agency	122,168	—	122,168	—
States, municipalities and political subdivisions
General obligations
Midwest	109,696	—	109,696	—
Northeast	48,641	—	48,641	—
South	141,519	—	141,519	—
West	113,011	—	113,011	—
Special revenue
Midwest	158,744	—	158,744	—
Northeast	79,760	—	79,760	—
South	263,512	—	263,512	—
West	158,307	—	158,307	—
Foreign bonds	52,753	—	52,753	—
Public utilities	209,144	—	209,144	—
Corporate bonds
Energy	95,053	—	95,053	—
Industrials	221,707	—	221,707	—
Consumer goods and services	186,257	—	185,589	668
Health care	75,408	—	75,408	—
Technology, media and telecommunications	148,979	—	148,979	—
Financial services	283,151	—	275,474	7,677
Mortgage-backed securities	13,691	—	13,691	—
Collateralized mortgage obligations
Government national mortgage association	157,483	—	157,483	—
Federal home loan mortgage corporation	199,152	—	199,152	—
Federal national mortgage association	105,432	—	105,432	—
Asset-backed securities	4,636	—	3,989	647
Total Available-For-Sale Fixed Maturities	$2,965,095	$—	$2,956,103	$8,992
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials	$2,220	$—	$2,220	$—
Consumer goods and services	1,535	—	1,535	—
Health care	3,741	—	3,741	—
Technology, media and telecommunications	1,221	—	1,221	—
Financial services	5,566	—	5,566	—
Redeemable preferred stocks	2,559	2,559	—	—
Total Trading Securities	$16,842	$2,559	$14,283	$—
Equity securities
Public utilities	$23,313	$23,313	$—	$—
Energy	14,755	14,755	—	—
Industrials	67,508	67,506	2	—
Consumer goods and services	27,002	27,002	—	—
Health care	40,428	40,428	—	—
Financial Services	116,645	116,645	—	—

Technology, media and telecommunications	17,508	17,508	—	—
Nonredeemable preferred stocks	3,838	2,956	—	882
Total Equity Securities	$310,997	$310,113	$2	$882
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$16,824	$16,824	$—	$—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

The following tables are a reconciliation for both continuing and discontinued operations of the presentation of the categorization for our financial instruments measured at fair value on a recurring basis at December 31, 2017:

December 31, 2017		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Continuing operations	$1,535,070	$—	$1,534,323	$747
Discontinued operations	1,430,025	—	1,421,780	8,245
Total Available-for-Sale	$2,965,095	$—	$2,956,103	$8,992
TRADING
Continuing operations	$16,842	$2,559	$14,283	$—
Discontinued operations	—	—	—	—
Total Trading Securities	$16,842	$2,559	$14,283	$—
EQUITY SECURITIES:
Continuing operations	$287,344	$286,462	$—	$882
Discontinued operations	23,653	23,651	2	—
Equity securities	$310,997	$310,113	$2	$882
SHORT-TERM INVESTMENTS
Continuing operations	$175	$175	$—	$—
Discontinued operations	—	—	—	—
Short-Term Investments	$175	$175	$—	$—
MONEY MARKET ACCOUNTS
Continuing operations	$6,147	$6,147	$—	$—
Discontinued operations	10,677	10,677	—	—
Money Market Accounts	$16,824	$16,824	$—	$—
CORPORATE-OWNED LIFE INSURANCE
Continuing operations	$4,029	$—	$4,029	$—
Discontinued operations	—	—	—	—
Corporate-Owned Life Insurance	$4,029	$—	$4,029	$—
Total Assets Measured at Fair Value	$3,313,962	$329,671	$2,974,417	$9,874

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

At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, we also test the all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. We also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class. In our opinion, the pricing obtained at December 31, 2018 and 2017 was reasonable.

For the year ended December 31, 2018, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2018, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the twelve month period ended December 31, 2018 and 2017, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities, from continuing operations for 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2018	$100	$647	$882	$1,629
Unrealized gains (losses) (1)	—	19	(287)	(268)
Purchases	150	—	—	150
Balance at December 31, 2018	$250	$666	$595	$1,511

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

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2018 and 2017:

Commercial Mortgage Loans
	December 31, 2018	December 31, 2017
Loan-to-value
Less than 65%	$25,828	—
Total amortized cost	$25,828	$—
Valuation allowance	(46)	—
Total mortgage loans	$25,782	$—

Mortgage Loans by Region
	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,244	12.6%	$—	—%
Southern Atlantic	6,652	25.8	—	—
East South Central	4,975	19.3	—	—
New England	6,588	25.4	—	—
Middle Atlantic	4,369	16.9	—	—
Total mortgage loans at amortized cost	$25,828	100.0%	$—	—%

Mortgage Loans by Property Type
	December 31, 2018		December 31, 2017
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,244	12.6%	$—	—%
Office	11,627	45.0	—	—
Mixed use/Other	10,957	42.4	—	—
Total mortgage loans at amortized cost	$25,828	100.0%	$—	—%

Mortgage Loan Valuation Allowance
The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. For the year end December 31, 2018 the Company had a valuation allowance of $46.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2018 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $3,779 and $2,859 at December 31, 2018 and 2017, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2018	2017	2016
Ceded Business
Ceded premiums written	$66,800	$61,273	$57,988
Ceded premiums earned	63,487	61,305	57,996
Loss and loss settlement expenses ceded	22,317	33,303	13,278

Assumed Business
Assumed premiums written	$16,761	$15,179	$16,834
Assumed premiums earned	16,957	15,059	17,037
Loss and loss settlement expenses assumed	(3,954)	24,688	9,814

In 2018, we renewed our participation in all of our assumed programs. Loss and loss settlement expenses decreased in 2018 compared to 2017 as we remain conservative in our reserving approach, and during the year we reviewed our book of business and released excess reserves. During 2018 for ceded business, ceded loss and loss settlement expenses decreased primarily due to commercial auto, commercial property, and catastrophe losses staying in our retention lowering our ceded recoverable amounts.

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

Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2018, there was an all lines annual aggregate excess of loss program with variable retention of 6.78 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million. For 2017, there was an all lines annual aggregate excess of loss program with a variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million. For 2016, there was an all lines annual aggregate excess of loss program with a variable retention of 7.73 percent of gross net earned premium with a minimum retention of $52.0 million and a maximum of $65.0 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million.

	2018 Reinsurance Programs
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
Discontinued Operations - Life Insurance Business
Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2018	2017	2016
Ceded Business
Ceded insurance in-force	$—	$1,014,794	$1,023,197
Ceded premiums earned	716	2,722	2,768
Loss and loss settlement expenses ceded	1,473	3,726	3,359

The ceding of insurance did not legally discharge United Life from primary liability under its policies. United Life must pay the loss if the reinsurer fails to meet its obligations. United Life periodically monitored the financial condition of their reinsurers to confirm that they were financially stable and had strong credit ratings. We believe that all of the reinsurers were in an acceptable financial condition.

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

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. In response to an increase in miles driven by commercial vehicles and an increase in distracted driving claims, we revised our commercial automobile severity assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and decreased our frequency and severity assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. These assumption changes resulted in a release of IBNR in 2016 and 2017 for our product liability line. Besides the changes to our assumptions used for our commercial automobile line and product liability line, we continually review and revise items affecting our projections of required reserves for unpaid loss and loss adjustment expense ("LAE"). Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and the ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2018, 2017 and 2016 (net of reinsurance amounts):

Years Ended December 31,	2018	2017	2016
Gross liability for losses and loss settlement expenses at beginning of year	$1,224,183	$1,123,896	$1,003,895
Ceded losses and loss settlement expenses	(59,871)	(59,794)	(54,653)
Net liability for losses and loss settlement expenses at beginning of year	$1,164,312	$1,064,102	$949,242
Losses and loss settlement expenses incurred for claims occurring during
Current year	$785,778	$779,966	$683,662
Prior years	(54,167)	(54,253)	(31,229)
Total incurred	$731,611	$725,713	$652,433
Losses and loss settlement expense payments for claims occurring during
Current year	$306,032	$311,972	$277,053
Prior years	334,502	313,531	260,520
Total paid	$640,534	$625,503	$537,573
Net liability for losses and loss settlement expenses at end of year	$1,255,389	$1,164,312	$1,064,102
Ceded loss and loss settlement expenses	57,094	59,871	59,794
Gross liability for losses and loss settlement expenses at end of year	$1,312,483	$1,224,183	$1,123,896

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

The significant drivers of the favorable reserve development in 2018 were our workers' compensation, reinsurance assumed, commercial automobile and fidelity and surety. During 2018 the only individual line with unfavorable development was commercial liability. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from loss adjustment expenses ("LAE") where the LAE IBNR reduction was more than sufficient to offset paid LAE which continues to benefit from additional litigation management efforts when compared to prior years. Reinsurance assumed favorable development is attributable reductions in reserves for both reported claims and loss IBNR as we reviewed our book of business and released excess reserves during 2018. Commercial automobile favorable development was driven by loss adjustment expense where LAE

IBNR reductions were more than sufficient to offset paid LAE. Fidelity and surety favorable development is attributable reductions in reserves for both reported claims and loss IBNR which were more than sufficient to offset paid loss. Commercial liability adverse development is attributable to reserve strengthening for both reported claims and loss IBNR primarily in response to an increase in umbrella auto related claims while loss adjustment expense developed favorably with reductions of LAE IBNR more than sufficient to offset paid LAE.

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers' compensation lines of business. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts combined with some favorable development coming from decreases in reserves, which were more than sufficient to pay claims as they closed. Workers' compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Our personal lines also contributed favorable development. The lines that experienced adverse development during the year, which partially offset the favorable development mentioned earlier, were assumed reinsurance and commercial automobile. The adverse development for assumed reinsurance is due to increases in prior year reserves for unpaid claims while the adverse development for commercial auto is due to paid losses which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.

The significant drivers of the favorable reserve development in 2016 were our commercial liability and workers' compensation lines of business. Much of the favorable commercial liability development came from loss adjustment expense and is attributed to our continued litigation management efforts. Workers' compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting loss adjustment expense. Loss adjustment expense, closely tied to loss, generally decreases when loss decreases. Commercial property, commercial automobile and assumed reinsurance lines of business exhibited adverse development which provided a partial offset to the favorable development previously noted. The adverse development for all three lines is due to paid loss which was greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.
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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2018, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2018 and 2017, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2018
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$88,298	$85,991	$73,545	$65,831	$84,286	$83,660	$85,761	$86,757	$86,543	$85,576	$9,249	(2,722)	6,333
2010		88,987	69,533	65,299	82,865	78,564	77,948	78,291	78,498	76,956	11,859	(12,031)	5,264
2011			81,522	64,738	88,371	88,200	79,591	80,801	81,463	80,338	12,231	(1,184)	5,436
2012				100,389	96,158	94,195	91,980	92,537	91,346	89,731	15,179	(10,658)	5,631
2013					104,982	91,460	90,502	86,119	85,399	88,816	7,922	(16,166)	6,147
2014						118,928	117,958	106,486	97,809	102,487	10,092	(16,441)	6,289
2015							137,386	125,307	120,005	127,091	19,976	(10,295)	7,385
2016								139,144	130,041	136,275	26,097	(2,869)	8,217
2017									139,602	139,032	38,919	(570)	7,837
2018										163,059	78,705		6,088
									Total	$1,089,361

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$8,375	$21,151	$32,073	$41,696	$50,098	$56,789	$63,149	$67,733	$70,814	$72,673
2010		7,103	15,230	24,577	35,043	51,336	56,761	60,116	62,070	63,300
2011			6,236	13,670	26,260	40,595	50,146	56,150	62,165	64,541
2012				6,875	24,620	39,948	55,316	64,574	69,800	71,773
2013					9,835	25,228	39,953	54,559	65,773	72,115
2014						10,207	29,679	50,211	70,363	83,109
2015							11,185	27,182	53,901	74,292
2016								13,782	38,184	63,526
2017									17,716	43,172
2018										16,200
									Total	$624,701
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2009, net of reinsurance							31,672
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$496,332

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2018
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$113,754	$106,085	$105,031	$105,614	$87,751	$87,845	$87,932	$88,891	$89,027	$88,648	$80	(25,106)	18,053
2010		113,139	106,152	108,246	83,836	83,932	83,767	83,981	84,213	84,123	65	(29,016)	16,690
2011			148,220	142,330	117,082	120,492	119,820	120,219	121,434	121,319	281	(26,901)	16,037
2012				138,602	110,448	108,774	108,047	107,958	108,623	109,687	813	(28,915)	6,438
2013					91,521	88,550	91,498	92,212	93,826	93,858	515	2,337	6,626
2014						126,216	131,198	128,762	128,185	128,503	1,012	2,287	7,883
2015							103,177	108,293	110,633	108,235	1,633	5,058	7,523
2016								147,473	144,208	143,721	2,320	(3,752)	9,703
2017									155,139	160,240	4,553	5,101	13,021
2018										143,280	13,286		9,235
									Total	$1,181,614

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$53,219	$72,181	$77,732	$82,809	$86,930	$87,544	$87,721	$88,037	$88,159	$88,334
2010		52,660	72,271	78,284	80,352	82,037	83,000	83,374	83,915	83,942
2011			85,585	104,800	109,429	112,497	116,614	118,183	120,178	120,731
2012				71,008	94,380	100,078	103,197	105,250	106,521	106,740
2013					59,331	78,226	82,853	86,115	89,200	91,493
2014						84,456	113,663	116,750	122,370	123,697
2015							67,217	90,454	95,515	101,367
2016								92,895	125,962	132,429
2017									99,484	137,058
2018										92,770
									Total	$1,078,561
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2009, net of reinsurance							522
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$103,575

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2018
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$80,021	$69,328	$68,569	$64,121	$64,516	$63,605	$63,560	$63,567	$63,509	$63,506	$—	(16,515)	15,019
2010		75,781	68,068	65,860	67,015	67,563	67,296	68,086	67,910	67,893	5	(7,888)	16,246
2011			84,887	87,299	90,750	92,519	92,379	91,336	90,766	90,838	199	5,951	15,248
2012				100,039	90,848	94,755	95,321	96,594	96,389	96,305	243	(3,734)	14,364
2013					104,356	98,037	102,943	103,726	104,980	105,248	811	892	15,520
2014						107,723	106,076	113,720	118,869	120,385	1,706	12,662	17,277
2015							125,506	129,816	132,206	138,987	3,837	13,481	19,961
2016								174,018	175,357	174,337	10,723	319	27,040
2017									227,919	224,553	28,591	(3,366)	32,281
2018										236,629	65,079		30,521
									Total	$1,318,681

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$27,674	$44,867	$53,451	$58,087	$61,398	$62,732	$63,495	$63,503	$63,508	$63,506
2010		29,329	41,141	52,953	57,947	62,231	65,169	67,622	67,852	67,853
2011			34,332	50,931	65,021	79,383	85,348	87,475	88,609	89,459
2012				39,247	57,201	71,469	82,944	90,292	93,179	94,747
2013					43,592	67,630	79,663	90,780	96,375	100,058
2014						45,704	68,033	87,590	99,922	109,682
2015							50,782	78,225	99,201	118,395
2016								66,013	103,528	128,157
2017									81,311	126,644
2018										81,572
									Total	$980,073
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2009, net of reinsurance							56
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$338,664

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2018
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$43,560	$39,009	$36,294	$36,837	$36,823	$36,158	$36,014	$35,026	$35,012	$34,783	$193	(8,777)	4,265
2010		38,210	42,531	41,180	41,167	40,647	41,422	41,468	42,617	42,666	346	4,456	3,986
2011			39,967	38,481	35,352	34,309	33,585	33,314	33,352	32,707	425	(7,260)	3,955
2012				48,848	46,279	42,158	38,423	38,553	39,015	39,182	503	(9,666)	3,982
2013					64,048	62,579	56,369	54,584	52,761	51,753	781	(12,295)	4,236
2014						64,051	60,729	58,284	56,630	54,636	1,106	(9,415)	4,668
2015							53,788	55,578	51,003	46,682	935	(7,106)	5,515
2016								70,419	66,575	61,648	2,042	(8,771)	7,376
2017									76,184	69,528	3,744	(6,656)	7,283
2018										71,972	5,885		5,478
									Total	$505,557

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$10,478	$20,292	$24,189	$27,747	$29,898	$31,003	$31,886	$32,911	$33,117	$33,313
2010		11,821	22,606	28,765	31,887	33,119	34,143	35,052	38,973	39,208
2011			10,322	21,678	26,033	27,497	28,247	29,022	29,453	29,700
2012				11,802	23,023	28,397	30,933	33,063	34,330	35,388
2013					14,136	30,209	38,023	42,941	45,078	47,071
2014						13,965	30,289	38,441	42,964	45,193
2015							12,063	27,304	35,229	38,424
2016								14,413	32,345	40,680
2017									14,647	31,309
2018										16,949
									Total	$357,235
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2009, net of reinsurance							20,232
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$168,554

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2018
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$34,597	$33,519	$31,945	$32,026	$32,134	$32,029	$32,085	$32,070	$31,867	$31,879	$2	(2,718)	13,502
2010		36,686	34,347	33,928	33,865	33,403	33,413	33,432	33,213	33,204	14	(3,482)	13,330
2011			50,014	48,534	47,090	47,035	46,968	47,013	46,733	46,761	32	(3,253)	14,846
2012				47,924	46,199	46,403	46,150	44,715	44,352	44,165	7	(3,759)	10,776
2013					39,232	38,525	37,262	37,086	36,729	36,661	36	(2,571)	9,240
2014						53,910	52,661	52,944	52,782	52,615	76	(1,295)	10,929
2015							42,848	41,088	40,336	40,368	132	(2,480)	9,522
2016								48,072	45,840	45,379	351	(2,693)	11,840
2017									60,330	59,342	733	(988)	14,454
2018										51,639	3,027		12,246
									Total	$442,013

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(Unaudited)
2009	$22,086	$27,926	$29,801	$30,829	$31,564	$31,644	$31,718	$31,804	$31,837	$31,849
2010		24,499	29,867	31,340	32,076	32,771	32,997	33,165	33,158	33,154
2011			36,489	43,801	45,306	45,949	46,487	46,573	46,575	46,650
2012				30,415	41,979	43,375	44,448	43,569	44,139	44,158
2013					25,505	32,788	34,297	35,306	36,155	36,323
2014						37,055	47,912	49,710	51,837	52,018
2015							29,551	37,431	39,027	39,428
2016								32,999	40,910	42,660
2017									42,135	53,111
2018										37,410
									Total	$416,761
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2009, net of reinsurance							1,418
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$26,668

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2018
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$496,332
Commercial fire and allied	103,575
Commercial automobile	338,664
Commercial workers' compensation	168,554
Personal	26,668
All other lines	32,595
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,166,388
Net outstanding liabilities for unpaid unallocated loss settlement expenses	86,753
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	2,248
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,255,389

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	22,556
Commercial fire and allied	2,723
Commercial automobile	3,166
Commercial workers' compensation	27,465
Personal	4
All other lines	3,329
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	59,243
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(2,149)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	57,094
Total gross liability for unpaid losses and loss settlement expenses	$1,312,483

The following is supplementary information about average historical claims duration as of December 31, 2018.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.7%	15.5%	16.7%	16.0%	13.0%	7.1%	5.4%	3.6%	2.6%	2.2%
Commercial fire and allied	64.0%	21.4%	4.9%	3.8%	2.7%	1.3%	0.6%	0.5%	0.1%	0.2%
Commercial automobile	39.0%	20.5%	14.8%	11.0%	6.5%	3.1%	1.9%	0.4%	—%	—%
Commercial workers' compensation	26.6%	29.3%	14.1%	7.6%	4.2%	3.0%	2.2%	4.3%	0.6%	0.6%
Personal	71.9%	19.1%	4.0%	2.4%	1.0%	0.6%	0.2%	0.1%	—%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2018, 2017 and 2016 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2018
Property and casualty business	$774,257	$219,065
Life, accident and health business(1)	—	3,548
2017
Property and casualty business	$757,443	$19,687
Life, accident and health business	144,533	5,485
2016
Property and casualty business	$770,908	$39,087
Life, accident and health business	139,806	(3,177)

(1)
The 2018 Life, accident and health business only includes results prior to the closing of the sale of United Life Insurance Company, which closed on March 30, 2018. Prior to the closing of the sale, United Fire & Casualty Company owned United Life Insurance Company, accordingly, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2018, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $106.2 million in dividend payments without prior regulatory approval. At December 31, 2018, we were in compliance with applicable state laws and regulations. These restrictions will not have a material impact in meeting our cash obligations. In addition, United Fire Group, Inc. maintains a credit agreement, as discussed in Note 14 "Credit Facility," which permits us to borrow up to an aggregate principal amount of $50,000 and allows the Company to increase the aggregate amount of the commitments thereunder by up to $100,000.
We paid dividends to our common shareholders of $105,408, $27,337 and $24,591 in 2018, 2017 and 2016, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.

In 2018, 2017 and 2016, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $8,500, $13,300 and $26,000, respectively. In 2018, 2017 and 2016, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $105,000, $40,000 and $24,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2018, 2017 and 2016. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2018.

NOTE 7. FEDERAL INCOME TAX

The Tax Act was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018 we have completed accounting for the tax effects of enactment of the Tax Act and no adjustments were made during the measurement period.
Federal income tax expense (benefit) from both continuing and discontinued operations is composed of the following:

Years Ended December 31,	2018	2017	2016
Current	$18,493	$1,989	$3,239
Deferred	(21,791)	(26,719)	5,524
Total	$(3,298)	$(24,730)	$8,763

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2018 and 35.0 percent in 2017 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2018	2017	2016
Computed expected income tax expense	$5,114	$9,202	$20,533
Impact of enactment of Tax Act	—	(21,884)	—
Tax-exempt municipal bond interest income	(4,235)	(8,875)	(8,330)
Nontaxable dividend income	(591)	(1,540)	(1,317)
Valuation allowance reduction	(329)	(547)	(547)
Other, net	(3,257)	(1,086)	(1,576)
Consolidated federal income tax expense (benefit)	$(3,298)	$(24,730)	$8,763

Reconciliation of consolidated federal income tax expense (benefit) from:
Continuing operations	$(11,405)	$(29,220)	$8,379
Gain on sale of discontinued operations	7,544	—	—
Discontinued operations	563	4,490	384
Consolidated federal income tax expense (benefit)	$(3,298)	$(24,730)	$8,763

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2018 and 2017 are as follows:

December 31,	2018	2017
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$38,430	$50,839
All other securities	(2,478)	7,599
Deferred policy acquisition costs	19,487	30,404
Investments in partnerships	2,510	3,653
Prepaid pension cost	4,158	3,416
Net bond discount accretion	296	666
Depreciation	1,063	593
Revaluation of investment basis (1)	419	545
Identifiable intangible assets (1)	1,689	1,838
Other	1,639	1,934
Gross deferred tax liability	$67,213	$101,487
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$19,800	$17,036
Unearned premium adjustment	20,406	19,389
Net operating loss carryforwards	—	329
Underfunded benefit plan obligation	5,622	12,375
Post-retirement benefits other than pensions	12,035	11,942
Other-than-temporary impairment of investments	2,094	2,313
Contingent ceding commission accrual	14	317
Alternative minimum tax credit carryforward	—	6,011
Compensation expense related to stock options	3,506	3,289
Other	4,648	4,145
Gross deferred tax asset	$68,125	$77,146
Valuation allowance	—	(329)
Deferred tax asset	$68,125	$76,817
Net deferred tax liability (asset)	$(912)	$24,670
(1) Related to our acquisition of Mercer Insurance Group.
Due to our determination that we may not be able to fully realize the benefits of the net operating losses ("NOLs") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we did not record a valuation allowance against these NOLs at December 31, 2018. At December 31, 2017 we recorded a valuation allowance against these NOLs of $329. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $657 during 2018 due to the realization of $3,129 in NOLs. The valuation allowance was reduced by $547 in 2017 due to no realization of NOLs. At December 31, 2018, there are no remaining NOL's. At December 31, 2018, we had no alternative minimum tax credit carryforwards.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Post-retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $4,000 to the pension plan in 2019.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "post-retirement benefit plan"). Effective January 1, 2017, there was a plan amendment, which included the following changes: eliminated the pre-65 retirement plan with a $500 hundred dollar deductible; for retirements after January 1, 2017, the retiree will pay 50 percent of the lower cost supplemental plan if they are 65 or older and 100 percent of the premium if less than 65; and removed spousal coverage after the death of the participant. The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2016. Effective January 1, 2019, there was a plan amendment, which requires spouses to pay 100 percent of the medical, dental & vision premiums and the subsidy for the post-65 retirees is based off the lowest cost Medicare Supplement Plan (Plan 1). The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2018.
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
The investments held by the pension plan at December 31, 2018 include the following asset categories:

•	Fixed income securities, which may include bonds, and convertible securities;

•	Equity securities, which may include various types of stock, such as large-cap, mid-cap, small-cap, and international stocks;

•	Pooled separate accounts, which includes two separate funds, a core plus bond separate account and a real estate separate account;

•	An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets;

•	A group annuity contract that is administered by United Life, a former subsidiary of United Fire; and

•	Cash and cash equivalents, which include money market funds.

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
As of December 31, 2018, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2018 and 2017 by asset category:

					Target
Pension Plan Assets	2018	% of Total	2017	% of Total	Allocation
Fixed maturity securities - corporate bonds	$10,051	6.1%	$11,003	7.0%	0%	-	15%
Redeemable preferred stock	2,697	1.6	3,216	2.0	0%	-	10%
Equity securities	86,586	52.5	87,603	55.6	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	20,222	12.3	17,948	11.4	0%	-	40%
U.S. property separate account fund	20,841	12.6	15,502	9.8	0%	-	25%
Arbitrage fund	8,716	5.3	8,506	5.4	0%	-	10%
United Life annuity	10,339	6.3	9,846	6.2	5%	-	10%
Cash and cash equivalents	5,367	3.3	4,020	2.6	0%	-	10%
Total plan assets	$164,819	100.0%	$157,644	100.0%

The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the fifth largest asset category and was originally written by our former life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2018 and 2017:

		Fair Value Measurements
Description	December 31, 2018	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$10,051	$—	$10,051	$—
Redeemable preferred stock	2,697	2,697	—	—
Equity securities	86,586	86,586	—	—
Pooled separate accounts
Core plus bond separate account fund	20,222	—	20,222	—
U.S. property separate account fund	20,841	—	—	20,841
Arbitrage fund	8,716	—	8,716	—
Money market funds	5,364	5,364	—	—
Total assets measured at fair value	$154,477	$94,647	$38,989	$20,841

		Fair Value Measurements
Description	December 31, 2017	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$11,003	$—	$11,003	$—
Redeemable preferred stock	3,216	3,216	—	—
Equity securities	87,603	87,603	—	—
Pooled separate accounts
Core plus bond separate account fund	17,948	—	17,948	—
U.S. property separate account fund	15,502	—	—	15,502
Arbitrage fund	8,506	—	8,506	—
Money market funds	4,011	4,011	—	—
Total assets measured at fair value	$147,789	$94,830	$37,457	$15,502

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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2018	$15,502
Unrealized gains	1,339
Company Contributions	4,000
Balance at December 31, 2018	$20,841

U.S. property separate account fund
Balance at January 1, 2017	$14,330
Unrealized gains	1,172
Balance at December 31, 2017	$15,502

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

In October 2014, the Society of Actuaries finalized a new mortality table and a new mortality improvement scale. The mortality improvement scale was further refined by the Society of Actuaries in 2015, 2016 and 2017. In October 2018, the mortality assumption has been updated to reflect the annual historical U.S. mortality data to 2016 published by the Society of Actuaries. These updated tables reflect improved life expectancies and an expectation that the trend will continue. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2018	2017	2018	2017
Discount rate	4.18%	3.65%	4.18%	3.65%
Rate of compensation increase	3.00	3.00	N/A	N/A

Increasing interest rates resulted in an increase in the discount rates we use to value our respective plan's benefit obligations at December 31, 2018 compared to December 31, 2017.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2018	2017	2016	2018	2017	2016
Discount rate	3.65%	4.17%	4.21%	3.65%	4.17%	4.21%
Expected long-term rate of return on plan assets	6.70	7.50	7.50	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	3.00	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2018	2017	2018	2017
Health care cost trend rates assumed for next year	6.75%	7.00%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2029	2026	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic post-retirement health care benefit cost	$677	$(530)
Effect on the accumulated post-retirement benefit obligation	5,066	(4,107)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2018	2017	2018	2017
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$208,349	$171,876	$55,728	$46,785
Service cost	8,701	6,857	2,998	2,021
Interest cost	7,500	7,060	2,009	1,927
Actuarial loss	(17,535)	26,963	(12,094)	6,326
Adjustment for plan amendment	—	—	(16,159)	—
Benefit payments	(4,859)	(4,407)	(1,509)	(1,331)
Benefit obligation at end of year (1)	$202,156	$208,349	$30,973	$55,728
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$157,644	$128,430	$—	$—
Actual return on plan assets	(4,366)	22,225	—	—
Employer contributions	16,400	11,396	1,509	1,331
Benefit payments	(4,859)	(4,407)	(1,509)	(1,331)
Fair value of plan assets at end of year	$164,819	$157,644	$—	$—
Funded status at end of year	$(37,337)	$(50,705)	$(30,973)	$(55,728)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $183,317 and $184,436 at December 31, 2018 and 2017, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2018	2017	2018	2017
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$(37,631)	$(26,880)
Unrecognized actuarial (gain) loss	53,616	60,571	10,786	25,235
Total amounts recognized in AOCI	$53,616	$60,571	$(26,845)	$(1,645)

We anticipate amortization of the net actuarial losses for our pension plan in 2019 to be $3,603. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2019 to be $894.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2018	2017	2016	2018	2017	2016

Net periodic benefit cost
Service cost	$8,701	$6,857	$6,490	$2,998	$2,021	$3,728
Interest cost	7,500	7,060	6,654	2,009	1,927	3,015
Expected return on plan assets	(10,502)	(9,650)	(7,952)	—	—	—
Amortization of prior service cost	—	—	—	(5,409)	(5,409)	—
Amortization of net loss	4,287	3,562	3,968	2,355	1,846	1,518
Net periodic benefit cost	$9,986	$7,829	$9,160	$1,953	$385	$8,261

A portion of the service cost component of net periodic pension and postretirement benefit costs are capitalized and amortized as part of deferred acquisition costs and is included in the income statement line titled "amortization of deferred policy acquisition costs." The portion not related to the compensation and the other components of net periodic pension and postretirement benefit costs are included in the income statement line titled "other underwriting expenses."
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2019	2020	2021	2022	2023	2024 - 2028
Pension benefits	$6,280	$6,870	$7,570	$8,230	$8,940	$55,930
Post-retirement benefits	$960	$1,030	$1,120	$1,210	$1,300	$8,480

Profit-Sharing Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2018, 2017 and 2016, was $7,607, $4,987 and $2,904, respectively.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At December 31, 2018, there were 890,857 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Options granted prior to March 2017 vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. Options granted after March 2017 vest and are exercisable in installments of 33.3 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after 3 years or 5 years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2018	From Inception to December 31, 2018
Beginning balance	996,828	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(151,096)	(3,023,067)
Number of awards forfeited or expired	45,125	513,924
Ending balance	890,857	890,857
Number of option awards exercised	238,719	1,324,614
Number of unrestricted stock awards granted	900	9,370
Number of restricted stock awards vested	20,025	58,193

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2018, we had 49,163 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2018	From Inception to December 31, 2018
Beginning balance	61,813	300,000
Number of awards granted	(12,650)	(274,840)
Number of awards forfeited or expired	—	24,003
Ending balance	49,163	49,163
Number of option awards exercised	28,680	117,961
Number of restricted stock awards vested	17,269	71,541

Stock-Based Compensation Expense

In 2018, 2017 and 2016, we recognized stock-based compensation expense of $5,249, $4,808 and $3,696, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2018, we had $6,803 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2019	$3,939
2020	2,289
2021	537
2022	38
2023	—
Total	$6,803

Analysis of Award Activity
The analysis below details the option award activity for 2018 and the awards outstanding at December 31, 2018, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	1,101,051	$31.16
Granted	85,517	45.03
Exercised	(267,399)	28.30
Forfeited	(20,266)	35.27
Expired	(1,000)	34.39
Outstanding at December 31, 2018	897,903	$33.24	6.20	$19,944
Exercisable at December 31, 2018	458,465	$28.92	5.09	$12,162

Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2018) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $5,850, $3,159 and $4,339 in 2018, 2017 and 2016, respectively.

The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2018:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2018	267,799	$36.66
Granted	79,739	46.02
Vested	(40,362)	33.95
Forfeited	(23,201)	33.86
Non-vested at December 31, 2018	283,975	$39.90

In 2018, 2017 and 2016 we recognized $3,877, $2,987 and $1,766, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2018, we had $4,589 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $15,746 and $12,206 at December 31, 2018 and 2017, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2018	2017	2016
Risk-free interest rate	2.79%	2.23%	1.53%
Expected volatility	21.79%	27.58%	25.44%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$1.12	$1.00	$0.88
Weighted-average grant-date fair value of options granted during the year (in dollars)	$8.90	$9.93	$8.42

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	58,349	2.20	$20.34	58,349	$20.34
21.01	-	28.00	93,155	3.54	23.32	93,155	23.32
28.01	-	35.00	375,096	5.71	29.29	227,304	29.32
35.01	-	43.00	287,910	7.65	40.79	79,657	40.64
44.80	-	44.80	80,712	9.15	44.80	—	—
52.16	-	52.16	2,681	9.37	52.16	—	$—
$15.01	-	52.16	897,903	6.20	$33.24	458,465	$28.92

NOTE 10. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life, to Kuvare. The sale closed on March 30, 2018. As a result, our life insurance business was considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current year presentation. For more information, refer to Note 17. "Discontinued Operations."

Prior to the announcement to sell United Life, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance business has six domestic locations from which it conducts its business. The life insurance business operated from our home office. Because all of our insurance is sold domestically, we have no revenues allocable to foreign operations.

After the announcement of the sale of United Life, our continuing operations, the property and casualty insurance business, is reported as one reportable segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance business geographic concentration did not change after the announcement of the sale of the life insurance business. We will continue to evaluate our continuing operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

The accounting policies of our businesses are the same as those described in Note 1 to our Consolidated Financial Statements. We analyze results based on profitability (i.e., loss ratios), expenses and return on equity.
Property and Casualty Insurance Business
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 93.1% of our property and casualty insurance premiums earned for 2018. Our personal lines represented 6.9% of our property and casualty insurance premiums earned for 2018.
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2018	2017	2016
Continuing Operations - Property and casualty insurance business
Net premiums earned
Other liability	$311,931	$306,480	$289,982
Fire and allied lines	276,193	270,716	265,221
Automobile	313,521	277,511	239,216
Workers' compensation	95,203	104,166	103,605
Fidelity and surety	24,437	24,981	22,507
Reinsurance assumed	13,228	10,650	12,765
Other	2,938	2,988	2,835
Total net premiums earned from continuing operations	$1,037,451	$997,492	$936,131
Discontinued Operations - Life insurance business
Net premiums earned
Ordinary life (excluding universal life)	$7,068	$35,388	$63,668
Universal life policy fees	3,363	13,145	11,577
Immediate annuities with life contingencies	2,515	11,691	10,533
Accident and health	45	1,096	1,434
Other	12	48	58
Total net premiums earned from discontinued operations	$13,003	$61,368	$87,270

Total revenue includes sales to external customers and intercompany sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intercompany sales on the same basis as sales to external customers.

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information from continuing operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2018
Total revenues	$250,795	$275,399	$291,910	$252,062	$1,070,166
Income (loss) before income taxes	21,573	(1,809)	12,598	(41,512)	(9,150)
Net income (loss)	$20,364	$157	$11,070	$(29,336)	$2,255
Basic earnings per share (1)	$0.82	$0.01	$0.44	$(1.17)	$0.09
Diluted earnings per share (1)	0.80	0.01	0.43	(1.17)	0.09
Year Ended December 31, 2017
Total revenues	$251,278	$258,487	$269,617	$273,355	$1,052,737
Income (loss) before income taxes	23,006	(4,331)	(32,394)	29,369	15,650
Net income (loss)	$18,584	$109	$(19,082)	$45,259	$44,870
Basic earnings per share (1)	$0.73	—	$(0.77)	$1.81	$1.79
Diluted earnings per share (1)	0.72	—	(0.77)	1.78	1.75

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
The following table sets forth our selected unaudited quarterly financial information from discontinued operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2018
Total revenues	$24,755	$—	$—	$—	$24,755
Income (loss) before income taxes	(1,349)	—	—	—	(1,349)
Net income (loss)	$(1,912)	$—	$—	$—	$(1,912)
Basic earnings per share (1)	$(0.08)	$—	$—	$—	$(0.08)
Diluted earnings per share (1)	(0.07)	—	—	—	(0.07)
Year Ended December 31, 2017
Total revenues	$31,781	$28,492	$27,054	$28,386	$115,713
Income before income taxes	2,083	4,386	1,880	2,294	10,643
Net income	$1,352	$2,849	$1,218	$734	$6,153
Basic earnings per share (1)	$0.05	$0.11	$0.05	$0.03	$0.24
Diluted earnings per share (1)	0.05	0.11	0.05	0.03	0.24

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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
We determine the dilutive effect of our outstanding stock options using the "treasury stock" method. Under this method, we assume the exercise of all of the outstanding stock options whose exercise price is less than the weighted-average market value of our common stock during the reporting period. This method also assumes that the proceeds from the hypothetical stock option exercises are used to repurchase shares of our common stock at the weighted-average market value of the stock during the reporting period. The net of the assumed stock optio ns exercised and assumed common shares repurchased represents the number of dilutive common shares, which we add to the denominator of the earnings per share calculation.

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2018		2017		2016
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$2,255	$2,255	$44,870	$44,870	$49,118	$49,118
Weighted-average common shares outstanding	25,006,211	25,006,211	25,103,720	25,103,720	25,335,706	25,335,706
Add dilutive effect of restricted stock awards	—	273,544	—	250,530	—	155,059
Add dilutive effect of stock options	—	343,057	—	286,354	—	313,913
Weighted-average common shares	25,006,211	25,622,812	25,103,720	25,640,604	25,335,706	25,804,678
Earnings per common share from continuing operations	$0.09	$0.09	$1.79	$1.75	$1.94	$1.90
Earnings (loss) per common share from discontinued operations	(0.08)	(0.07)	0.24	0.24	0.03	0.03
Gain on sale of discontinued operations, net of taxes	$1.10	$1.07	$—	$—	$—	$—
Earnings per common share	$1.11	$1.08	$2.03	$1.99	$1.97	$1.93
Awards excluded from diluted calculation(1)	—	2,681	—	—	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS
At December 31, 2018, we were obligated under noncancelable operating lease agreements for office space, vehicles, computer equipment and office equipment. Most of our leases include renewal options, purchase options or both. These provisions may be exercised by us upon the expiration of the related lease agreements. Rental expense under our operating lease agreements was $6,644, $7,197 and $6,908 for 2018, 2017 and 2016, respectively. Our most significant lease commitment is for mainframe computer equipment. This lease was signed in November 2016 and has a term of 5 years. The monthly lease payments for this lease are $154.
At December 31, 2018, our future minimum rental payments were as follows:

2019	$7,214
2020	6,892
2021	4,635
2022	1,717
2023	1,043
Thereafter	181
Total	$21,682

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
The Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio. As of December 31, 2018 we were in compliance with all covenants of the Credit Agreement.
There was no outstanding balance on the Credit Agreement at December 31, 2018 or 2017. We did not incur any interest expense related to the Credit Agreement in 2018, 2017 or under our prior credit facility in 2016.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2018 and 2017, respectively. The goodwill is fully allocated to our property and casualty insurance business.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2018	2017
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(6,153)	(5,566)
	$4,185	$4,772

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,022)	(890)
	$956	$1,088

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$8,161	$8,880
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years

Our estimated aggregate amortization expense for each of the next five years is as follows:

2019	$709
2020	709
2021	709
2022	709
2023	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2018, 2017 and 2016:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2016	$128,369	$(47,932)	$80,437
Change in accumulated other comprehensive income before reclassifications	8,461	19,529	27,990
Reclassification adjustments from accumulated other comprehensive income	(2,938)	3,566	628
Balance as of December 31, 2016	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	48,467	(19,878)	28,589
Reclassification adjustments from accumulated other comprehensive income	(4,152)	3,514	(638)
Accumulated effect of change in enacted tax rate	36,658	(5,350)	31,308
Balance as of December 31, 2017	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)		(191,244)
Change in accumulated other comprehensive income before reclassifications	(33,564)	20,155	(13,409)
Reclassification adjustments from accumulated other comprehensive income	620	5,247	5,867
Balance as of December 31, 2018	$(9,323)	$(21,149)	$(30,472)

NOTE 17. DISCONTINUED OPERATIONS

On September 18, 2017, we signed a definitive agreement to sell our subsidiary, United Life Insurance Company, to Kuvare for $280,000 in cash, less a $21 adjustment as set forth in the definitive agreement, for a net amount of $279,979. The sale closed on March 30, 2018 and we reported an after-tax gain on the sale of discontinued operations of $27,307. The life insurance business (previously reported as a separate segment) was considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows were reported separately for all periods presented, as applicable, unless otherwise noted.

UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the close date, the Company has received $414 as part of the TSA agreement.
The assets and liabilities associated with discontinued operations prior to the closing of the sale have been presented separately in our Consolidated Balance Sheets. The major assets and liability categories were as follows as of the dates indicated:

Discontinued Operations
Balance Sheets
	December 31,
(In Thousands, Except Share Data)	2018	2017

Assets
Investments
Fixed maturities
Held-to-maturity, at amortized cost (fair value $0 in 2018 and $34 in 2017)	$—	$34
Available-for-sale, at fair value (amortized cost $0 in 2018 and $1,412,291 in 2017)	—	1,430,025
Equity Securities available-for-sale, at fair value (cost $0 in 2018 and $5,099 in 2017)	—	23,653
Mortgage loans	—	3,435
Policy loans	—	5,815
Other long-term investments	—	16,437
	—	1,479,399
Cash and cash equivalents	—	15,851
Deferred policy acquisition costs	—	71,151
Other assets	—	19,733
Total assets held for sale	$—	$1,586,134
Liabilities
Future policy benefits and losses	$—	$1,320,401
Deferred income taxes	—	18,716
Accrued expenses and other liabilities	—	8,018
Total liabilities held for sale	$—	$1,347,135

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income
	For the Years Ended December 31,
(In Thousands, Except Share Data)	2018	2017	2016

Revenues
Net premiums earned	$13,003	$61,368	$87,270
Investment income, net of investment expenses	12,663	49,720	51,538
Total net realized investment gains (losses)	(1,057)	4,008	1,156
Other income	146	617	621
Total revenues	$24,755	$115,713	$140,585

Benefits, Losses and Expenses
Losses and loss settlement expenses	$10,823	$40,451	$31,365
Increase in liability for future policy benefits	5,023	27,632	59,969
Amortization of deferred policy acquisition costs	1,895	5,181	8,121
Other underwriting expenses	3,864	13,281	19,881
Interest on policyholders’ accounts	4,499	18,525	20,079
Total benefits, losses and expenses	$26,104	$105,070	$139,415

Income (loss) from discontinued operations before income taxes	$(1,349)	$10,643	$1,170
Federal income tax expense	563	4,490	384
Net income (loss) from discontinued operations	$(1,912)	$6,153	$786
Earnings per common share from discontinued operations:
Basic	$(0.08)	$0.24	$0.03
Diluted	(0.07)	0.24	0.03

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-01

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for the change in the fair value of equity securities in the 2018 financial statements on a prospective basis due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

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
February 28, 2019

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
As of December 31, 2018, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2018, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2018. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2018, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018 of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
.

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
February 28, 2019

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in '"Executive Officers of the Company" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2019 (the "2019 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2019 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2019 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2019 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Securities Authorized for Issuance under Equity Compensation Plans" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2018 and 2017	66
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2018	67
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2018	68
Consolidated Statements of Cash Flows for the three years ended December 31, 2018	69
Notes to Consolidated Financial Statements	71

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	147
Schedule II. Condensed Financial Statements of Parent Company	148
Schedule III: Supplementary Insurance Information	151
Schedule IV: Reinsurance	152
Schedule V: Valuation and Qualifying Accounts	153
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	154
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2017		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		Exhibit A	4/18/2011
10.4	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.5	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.6	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.7	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.8	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.9	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.10	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.11	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.12	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.14	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
*Indicates a management contract or compensatory plan or arrangement.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement ( Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer.		8-K		10.1	2/5/2016
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Griffith, Ballard & Company, Independent Actuary	X
23.3		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
*Indicates a management contract or compensatory plan or arrangement.

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.
X

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2018	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$243,167	$242,100	$242,100
States, municipalities and political subdivisions	939,068	936,060	936,060
Foreign governments	9,698	9,716	9,716
Public utilities	56,808	56,059	56,059
All other bonds	520,803	516,044	516,044
Redeemable preferred stock	3,022	2,749	2,749
Total fixed maturities	$1,772,566	$1,762,728	$1,762,728
Equity securities
Common stocks
Public utilities	$4,226	$15,949	$15,949
Banks, trusts and insurance companies	13,737	101,555	101,555
Industrial, miscellaneous and all other	41,430	125,206	125,206
Nonredeemable preferred stocks	5,426	5,651	5,651
Total equity securities	$64,819	$248,361	$248,361
Mortgage loans on real estate	$25,828	$26,021	$25,782
Other long-term investments	37,077	37,077	37,077
Short-term investments	175	175	175
Total investments	$1,900,465	$2,074,362	$2,074,123

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2018	2017

Assets
Fixed maturities
Held-to-maturity, at amortized cost (fair value $0 in 2018 and $150 in 2017)	$—	$150
Available-for-sale, at fair value (amortized cost $150 in 2018 and $0 in 2017)	150	—
Investment in subsidiary	877,893	967,590
Cash and cash equivalents	9,186	4,537
Federal income tax receivable	1,165	1,095
Accrued investment income	1	1
Total assets	$888,395	$973,373

Liabilities and stockholders' equity
Liabilities	$20	$—

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,097,408 and 24,916,806 issued and outstanding in 2018 and 2017, respectively	$25	$25
Additional paid-in capital	203,350	196,334
Retained earnings	715,472	608,700
Accumulated other comprehensive income, net of tax	(30,472)	168,314
Total stockholders' equity	$888,375	$973,373

Total liabilities and stockholders' equity	$888,395	$973,373

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2018	2017	2016

Revenues
Investment income	$396	$133	$66
Total revenues	396	133	66

Expenses
Other operating expenses	$95	$103	$73
Total expenses	95	103	73

Income (loss) before income taxes and equity in net income of subsidiary	301	30	(7)
Federal income tax benefit	(1,165)	(1,060)	(3)
Net income (loss) before equity in net income of subsidiary	$1,466	$1,090	$(4)
Equity in net income of subsidiary	26,184	49,933	49,908
Net income	$27,650	$51,023	$49,904

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$(50,985)	$72,251	$13,017
Change in liability for underfunded employee benefit plans of subsidiary	25,513	(26,122)	30,045
Other comprehensive income (loss), before tax and reclassification adjustments	$(25,472)	$46,129	$43,062
Income tax effect	5,349	(17,540)	(15,072)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(20,123)	$28,589	$27,990
Reclassification adjustment for net realized gains of the subsidiary included in income	784	(6,390)	(4,520)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	6,642	5,408	5,486
Total reclassification adjustments, before tax	$7,426	$(982)	$966
Income tax effect	(1,559)	344	(338)
Total reclassification adjustments, after tax	$5,867	$(638)	$628

Comprehensive income	$13,394	$78,974	$78,522

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2018	2017	2016

Cash flows from operating activities
Net income	$27,650	$51,023	$49,904
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(26,184)	(49,933)	(49,908)
Dividends received from subsidiary	105,000	40,000	24,000
Other, net	1,824	1,415	2,995
Total adjustments	$80,640	$(8,518)	$(22,913)
Net cash provided by operating activities	$108,290	$42,505	$26,991

Cash flows from investing activities
Proceeds from maturity of held-to-maturity investments	$—	$150	$—
Purchase of held-to-maturity investments	—	(150)	—
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(105,408)	$(27,337)	$(24,591)
Repurchase of common stock	(5,404)	(29,784)	(3,746)
Issuance of common stock	7,171	4,828	9,922
Tax impact from issuance of common stock	—	—	(816)
Net cash used in financing activities	$(103,641)	$(52,293)	$(19,231)

Net change in cash and cash equivalents	$4,649	$(9,788)	$7,760
Cash and cash equivalents at beginning of period	4,537	14,325	6,565
Cash and cash equivalents at end of year	$9,186	$4,537	$14,325

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2018
Continuing Operations	$92,796	$1,312,483	$492,918	$1,037,451	$52,894	$731,611	$206,232	$141,473	$—	$1,061,664
Discontinued Operations(1)	—	—	—	13,003	12,663	15,846	1,895	3,864	4,499	—
Total	$92,796	$1,312,483	$492,918	$1,050,454	$65,557	$747,457	$208,127	$145,337	$4,499	$1,061,664
Year Ended December 31, 2017
Continuing Operations	$88,102	$1,224,183	$465,391	$997,492	$51,190	$725,713	$207,746	$103,628	$—	$1,019,113
Discontinued Operations(1)	71,151	1,320,401	67	61,368	49,720	68,083	5,181	13,281	18,525	—
Total	$159,253	$2,544,584	$465,458	$1,058,860	$100,910	$793,796	$212,927	$116,909	$18,525	$1,019,113
Year Ended December 31, 2016
Continuing Operations	$93,362	$1,123,896	$443,802	$936,131	$55,284	$652,433	$202,892	$83,540	$—	$964,970
Discontinued Operations(1)	70,750	1,350,503	71	87,270	51,538	91,334	8,121	19,881	20,079	—
Total	$164,112	$2,474,399	$443,873	$1,023,401	$106,822	$743,767	$211,013	$103,421	$20,079	$964,970

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2018
Life insurance in force	$—	$—	$—	$—
Premiums earned
Continuing Operations - Property and casualty insurance	$1,083,981	$63,487	$16,957	$1,037,451	1.63%
Discontinued Operations - Life, accident and health insurance	—	—	—	—	—%
Total	$1,083,981	$63,487	$16,957	$1,037,451	1.63%
Year Ended December 31, 2017
Life insurance in force	$5,309,508	$1,014,794	$—	$4,294,714
Premiums earned
Continuing Operations - Property and casualty insurance	$1,043,738	$61,305	$15,059	$997,492	1.51%
Discontinued Operations - Life, accident and health insurance	64,090	2,722	—	61,368	—%
Total	$1,107,828	$64,027	$15,059	$1,058,860	1.42%
Year Ended December 31, 2016
Life insurance in force	$5,314,548	$1,023,197	$—	$4,291,351
Premiums earned
Continuing Operations - Property and casualty insurance	$977,090	$57,996	$17,037	$936,131	1.82%
Discontinued Operations - Life, accident and health insurance	90,038	2,768	—	87,270	—%
Total	$1,067,128	$60,764	$17,037	$1,023,401	1.66%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2018	$1,255	$—	$470	$785
Year Ended December 31, 2017	1,255	—	—	1,255
Year Ended December 31, 2016	867	388	—	1,255

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2018	$329	$—	$329	$—
Year Ended December 31, 2017	718	—	389	329
Year Ended December 31, 2016	1,265	—	547	718

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs (1)
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2018	$92,796	$1,312,483	$492,918	$1,037,451	$(20,179)	$52,894	$785,778	$(54,167)	$206,232	$640,534	$1,061,664
2017	$88,102	$1,224,183	$465,391	$997,492	$4,055	$51,190	$779,966	$(54,253)	$207,746	$625,503	$1,019,113
2016	$93,362	$1,123,896	$443,802	$936,131	$4,947	$55,284	$683,662	$(31,229)	$202,892	$537,573	$964,970

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2019

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/28/2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John Paul E. Besong
	Jack B. Evans, Chairman and Director		John Paul E. Besong, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ Christopher R. Drahozal	By	/s/ Sarah Fisher Gardial
	Christopher R. Drahozal, Director		Sarah Fisher Gardial, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ Dawn M. Jaffray	By	/s/ George D. Milligan
	Dawn M. Jaffray, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer		George D. Milligan, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ James W. Noyce	By	/s/ Mary K. Quass
	James W. Noyce, Vice Chairman and Director		Mary K. Quass, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ Randy A. Ramlo	By	/s/ Kyle D. Skogman
	Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer		Kyle D. Skogman, Director
Date	2/28/2019	Date	2/28/2019

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/28/2019