Form 10-Q
period 2019-03-31
UNITED FIRE GROUP INC
filed 2019-05-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34257
________________________
 UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State of incorporation)	(I.R.S Employer Identification No.)

118 Second Avenue SE
Cedar Rapids, Iowa 52401
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (319) 399-5700
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ]
NO [X]

Securities Registered Pursuant to Section 12(b) of the Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	UFCS	The NASDAQ Global Select Market
As of May 6, 2019, 25,202,733 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2019

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will continue," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,709,100 in 2019 and $1,761,289 in 2018)	$1,730,563	$1,749,488
Trading securities, at fair value (amortized cost $12,699 in 2019 and $11,277 in 2018)	16,409	13,240
Equity securities at fair value (cost $63,708 in 2019 and $64,819 in 2018)	269,843	248,361
Mortgage loans	34,209	25,782
Other long-term investments	40,929	37,077
Short-term investments	175	175
	2,092,128	2,074,123
Cash and cash equivalents	95,536	64,454
Accrued investment income	16,483	15,774
Premiums receivable (net of allowance for doubtful accounts of $1,125 in 2019 and $785 in 2018)	365,186	346,825
Deferred policy acquisition costs	95,891	92,796
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $40,856 in 2019 and $39,894 in 2018)	108,223	97,194
Reinsurance receivables and recoverables	56,617	61,337
Prepaid reinsurance premiums	7,506	7,063
Deferred tax asset	—	912
Income taxes receivable	4,388	15,035
Goodwill and intangible assets	23,074	23,252
Other assets	38,967	17,933
TOTAL ASSETS	$2,903,999	$2,816,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,303,496	$1,312,483
Unearned premiums	510,713	492,918
Accrued expenses and other liabilities	123,563	122,922
Deferred income liability	11,036	—
TOTAL LIABILITIES	$1,948,808	$1,928,323
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,167,822 and 25,097,408 shares issued and outstanding in 2019 and 2018, respectively	$25	$25
Additional paid-in capital	206,788	203,350
Retained earnings	751,683	715,472
Accumulated other comprehensive income (loss), net of tax	(3,305)	(30,472)
TOTAL STOCKHOLDERS’ EQUITY	$955,191	$888,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,903,999	$2,816,698
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2019	2018
Revenues
Net premiums earned	$262,314	$245,167
Investment income, net of investment expenses	16,512	13,492
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains on available-for-sale securities of $90 in 2019 and $37 in 2018; previously included in accumulated other comprehensive income)	26,713	(7,864)
Total revenues	$305,539	$250,795
Benefits, Losses and Expenses
Losses and loss settlement expenses	$164,240	$144,728
Amortization of deferred policy acquisition costs	52,219	49,639
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,124 in 2019 and $1,660 in 2018; previously included in accumulated other comprehensive income)	34,403	34,855
Total benefits, losses and expenses	$250,862	$229,222
Income from continuing operations before income taxes	$54,677	$21,573
Federal income tax expense (includes reclassifications of $217 in 2019 and $341 in 2018; previously included in accumulated other comprehensive income)	10,156	1,209
Income from continuing operations	$44,521	$20,364
Income (loss) from discontinued operations, net of taxes	—	(1,912)
Gain on sale of discontinued operations, net of taxes	—	$27,307
Net income	$44,521	$45,759
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$33,354	$(51,814)
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$33,354	$(51,814)
Income tax effect	(7,005)	10,881
Other comprehensive income (loss), after tax, before reclassification adjustments	$26,349	$(40,933)
Reclassification adjustment for net realized investment (gains) losses included in income	$(90)	$(37)
Reclassification adjustment for employee benefit costs included in expense	1,124	1,660
Total reclassification adjustments, before tax	$1,034	$1,623
Income tax effect	(217)	(341)
Total reclassification adjustments, after tax	$817	$1,282
Comprehensive income	$71,687	$6,108
Diluted weighted average common shares outstanding	25,604,268	25,458,090
Earnings per common share from continuing operations:
Basic	$1.77	$0.82
Diluted	1.74	0.80
Earnings per common share:
Basic	$1.77	$1.84
Diluted	1.74	1.80
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2019	2018

Common stock
Balance, beginning of year	$25	$25
Shares repurchased (0 shares in 2019 and 120,372 shares in 2018)	—	—
Shares issued for stock-based awards (70,414 shares in 2019 and 116,314 shares in 2018)	—	—
Balance, end of period	$25	$25

Additional paid-in capital
Balance, beginning of year	$203,350	$196,334
Compensation expense and related tax benefit for stock-based award grants	2,688	1,281
Shares repurchased	—	(5,404)
Shares issued for stock-based awards	750	2,293
Balance, end of period	$206,788	$194,504

Retained earnings
Balance, beginning of year	$715,472	$608,700
Cumulative effect of change in accounting principle	(513)	191,244
Net unrealized investment depreciation of discontinued operations, sold	—	(6,714)
Net income	44,521	45,759
Dividends on common stock ($0.31 per share in 2019 and $0.28 per share in 2018)	(7,797)	(6,958)
Balance, end of period	$751,683	$832,031

Accumulated other comprehensive income (loss), net of tax
Balance, beginning of year	$(30,472)	$168,314
Cumulative effect of change in accounting principle	—	(191,244)
Change in net unrealized investment appreciation(1)	26,279	(34,248)
Change in liability for underfunded employee benefit plans(2)	888	1,311
Balance, end of period	$(3,305)	$(55,867)

Summary of changes
Balance, beginning of year	$888,375	$973,373
Net income	44,521	45,759
All other changes in stockholders’ equity accounts	22,295	(48,439)
Balance, end of period	$955,191	$970,693

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$44,521	$45,759
Less net loss from discontinued operations, net of taxes	—	(1,912)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	2,763	2,178
Depreciation and amortization	1,166	1,159
Stock-based compensation expense	2,688	1,281
Net realized investment (gains) losses	(26,713)	7,864
Net cash flows from equity and trading investments	1,235	383
Deferred income tax benefit	4,863	(3,879)
Changes in:
Accrued investment income	(709)	(1,242)
Premiums receivable	(18,361)	(10,494)
Deferred policy acquisition costs	(3,095)	(1,734)
Reinsurance receivables	4,720	(312)
Prepaid reinsurance premiums	(443)	(253)
Income taxes receivable	10,647	6,031
Other assets	(21,034)	104
Losses and loss settlement expenses	(8,987)	(4,202)
Unearned premiums	17,795	11,521
Accrued expenses and other liabilities	1,275	(6,925)
Income taxes payable	—	17,581
Deferred income taxes	—	(14,039)
Other, net	(1,628)	1,708
Cash from operating activities - continuing operations	(33,818)	6,730
Cash from operating activities - discontinued operations	—	4,024
Cash from operating activities - gain on sale of discontinued operations	—	(34,851)
Total adjustments	$(33,818)	$(24,097)
Net cash provided by operating activities	$10,703	$23,574
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$36,490	$—
Proceeds from call and maturity of available-for-sale investments	38,740	30,320
Proceeds from short-term and other investments	1,027	3,078
Proceeds from the sale of discontinued operations	—	276,055
Purchase of available-for-sale investments	(25,007)	(93,115)
Purchase of short-term and other investments	(11,807)	(676)
Net purchases and sales of property and equipment	(12,017)	(3,851)
Cash from investing activities - continuing operations	27,426	211,811
Cash from investing activities - discontinued operations	—	14,343
Net cash provided by investing activities	$27,426	$226,154
Cash Flows From Financing Activities
Payment of cash dividends	$(7,797)	$(6,960)
Repurchase of common stock	—	(5,404)
Issuance of common stock	750	2,293
Cash from financing activities - continuing operations	(7,047)	(10,071)
Cash from financing activities - discontinued operations	—	(11,547)
Net cash used in financing activities	$(7,047)	$(21,618)
Net Change in Cash and Cash Equivalents	$31,082	$228,110
Less: increase in cash and cash equivalents - discontinued operations	—	(6,820)
Net increase in cash and cash equivalents - continuing operations	31,082	221,290
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	64,454	95,562
Cash and Cash Equivalents at End of Period - Continuing Operations	$95,536	$316,852
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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, the life insurance business, previously a separate segment, was reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, as applicable, unless otherwise noted. For more information, refer to Note 11. Discontinued Operations.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2018, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and have been condensed or omitted.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.

For the three-month periods ended March 31, 2019 and 2018, we made payments for income taxes totaling $19 and $19, respectively. We received a tax refund of $5,401 and $1,503 for the three month periods ended March 31, 2019 and 2018, respectively.
For the three-month periods ended March 31, 2019 and 2018, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2019.

Total
Recorded asset at beginning of period	$92,796
Underwriting costs deferred	55,314
Amortization of deferred policy acquisition costs	(52,219)
Recorded asset at March 31, 2019	$95,891

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
We reported consolidated federal income tax expense from continuing operations of $10,156 for the three-month period ended March 31, 2019 compared to income tax expense from continuing operations and discontinued operations of $9,316 during the same period of 2018. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2019 or December 31, 2018. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015. The Internal Revenue Service is conducting an examination of our federal income tax return for the 2017 tax year.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consist of operating leases which are recorded as a lease obligation liability disclosed in accrued expenses and other liabilities line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in other assets line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 9 Credit Facility of this Form 10-Q. For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Certain leases include rental payments adjusted for increases on an annual basis as part of the rental expense and are included in measurement of the lease liability. Lease expenses for lease payments, where appropriate, are recognized on a straight-line basis over the lease term. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statement of Income and Comprehensive Income. The Company has agreements with lease and non-lease components, which the Company accounts for separately and continues to follow the guidance and its existing policy for minimum rental payments under Accounting Standard Codification ("ASC") Topic 840 for leases that commenced prior to the effective date. Modified or new leases subsequent to the effective date will follow ASC Topic 842. For more information on leases refer to Note 12 Leases of this Form 10-Q.
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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2019
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability on their balance sheets. The lease liability will be based on the present value of the future lease payments and the right-of-use asset will be based on the liability. Expenses will be recognized on the income statement in a similar manner as previous methods. The new guidance also requires companies to classify all leases as operating leases or financing leases. The Company has classified all of its leases as operating leases. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company adopted the new guidance under a modified retrospective transition approach using the package of practical expedients and the Company did not adopt the hindsight practical expedient as of January 1, 2019. The package of practical expedients allowed the Company not to reassess whether the arrangement contains a lease, lease classification and whether previously capitalized costs qualify as initial direct costs. The practical expedients allowed the Company to continue classifying all of its leases as operating leases as they were previously classified under ASC Topic 840. Therefore, the Company's disclosures for the comparative periods presented in 2019 continues to be in accordance with previous lease guidance under ASC Topic 840. The Company used the accounting standard adoption date as its date of initial application.
Adoption of the new guidance resulted in the recording of additional net lease right-of-use assets and lease obligations of $19.8 million and $20.3 million, respectively, as of January 1, 2019. The lease amounts recognized were measured based on the present value of discounted future lease payments, net of reversal of prepaid rent and deferred rent balances that existed prior to January 1, 2019. The Company had no adjustments upon adoption related to unrecorded but expected lease abandonments at December 31, 2018. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as a cumulative change in accounting principles adjustment to retained earnings of $387. The adoption did not have a significant impact on the Company's financial position or results of operations and had no impact on cash flows.
Income Taxes - Intra-entity Transfers
In October 2016, the FASB issued new guidance on the income tax treatment of intra-entity transfers. The new guidance replaces the current guidance which prohibits the recognition of current and deferred income taxes of intra-entity transfers until the asset is sold externally. Under the new guidance, the exemption is eliminated and income taxes will be recognized on transfers of intra-entity assets. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2019. The adoption did not have a significant impact on the Company's financial position and results of operations.
Financial Instruments - Callable Debt Securities
In March 2016, the FASB issued an update to amend the amortization period for certain purchased callable debt securities held at a premium. The update requires the premium to be amortized to the earliest call date. The update doesn’t change the accounting for securities held at a discount, which will continue to be amortized to maturity. The new guidance is effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019. The adoption of the new guidance resulted in cumulative change in accounting principles adjustment to retained earnings, net of the deferred tax, of $126 on January 1, 2019 and did not have a material impact on net income between the comparable periods.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's portfolio of mortgage loan investments which are carried at amortized cost and the impairment model related to our available-for-sale fixed-maturity portfolio. The Company will adopt the new guidance as of January 1, 2020 and is currently reviewing it's incurred loss model for recognizing credit losses and evaluating the impact of moving to an expected loss model for it's available-for-sale fixed-maturity portfolio on the Company's financial position, results of operations and key processes.
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
NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of March 31, 2019 and December 31, 2018, is provided below:

March 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$26,821	$13	$143	$26,691
U.S. government agency	188,529	1,417	405	189,541
States, municipalities and political subdivisions
General obligations:
Midwest	86,782	1,995	98	88,679
Northeast	31,266	866	—	32,132
South	114,500	1,755	475	115,780
West	107,580	2,592	305	109,867
Special revenue:
Midwest	139,803	3,520	194	143,129
Northeast	62,604	1,123	406	63,321
South	229,505	4,532	1,101	232,936
West	142,974	2,905	537	145,342
Foreign bonds	4,941	106	—	5,047
Public utilities	62,774	878	444	63,208
Corporate bonds
Energy	28,158	536	41	28,653
Industrials	53,836	613	171	54,278
Consumer goods and services	48,151	857	209	48,799
Health care	13,974	294	2	14,266
Technology, media and telecommunications	25,895	463	138	26,220
Financial services	91,876	1,366	669	92,573
Mortgage-backed securities	7,401	48	134	7,315
Collateralized mortgage obligations
Government national mortgage association	77,401	750	763	77,388
Federal home loan mortgage corporation	108,333	889	513	108,709
Federal national mortgage association	52,722	635	204	53,153
Asset-backed securities	3,274	387	125	3,536
Total Available-for-Sale Fixed Maturities	$1,709,100	$28,540	$7,077	$1,730,563

December 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,632	$6	$220	$27,418
U.S. government agency	215,535	896	1,749	214,682
States, municipalities and political subdivisions
General obligations:
Midwest	94,806	1,091	685	95,212
Northeast	37,326	432	103	37,655
South	114,710	754	1,553	113,911
West	107,787	1,229	1,175	107,841
Special revenue:
Midwest	140,025	1,609	870	140,764
Northeast	62,737	452	1,241	61,948
South	237,848	1,669	3,708	235,809
West	143,829	1,294	2,203	142,920
Foreign bonds	9,698	31	13	9,716
Public utilities	56,808	274	1,023	56,059
Corporate bonds
Energy	28,909	43	304	28,648
Industrials	53,867	124	906	53,085
Consumer goods and services	54,323	142	819	53,646
Health care	16,721	42	105	16,658
Technology, media and telecommunications	26,819	35	678	26,176
Financial services	81,286	238	2,175	79,349
Mortgage-backed securities	7,642	14	232	7,424
Collateralized mortgage obligations
Government national mortgage association	78,055	380	1,734	76,701
Federal home loan mortgage corporation	108,403	524	1,304	107,623
Federal national mortgage association	53,267	213	732	52,748
Asset-backed securities	3,256	352	113	3,495
Total Available-for-Sale Fixed Maturities	$1,761,289	$11,844	$23,645	$1,749,488

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2019, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
March 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,003	$35,183	$4,572	$5,582
Due after one year through five years	231,390	234,309	6,292	8,406
Due after five years through 10 years	537,692	547,933	—	—
Due after 10 years	655,884	663,037	1,835	2,421
Asset-backed securities	3,274	3,536	—	—
Mortgage-backed securities	7,401	7,315	—	—
Collateralized mortgage obligations	238,456	239,250	—	—
	$1,709,100	$1,730,563	$12,699	$16,409

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended March 31,
	2019	2018
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$150	$4
Trading securities
Change in fair value	1,746	(111)
Sales	—	556
Equity securities
Change in fair value	24,634	(9,188)
Sales	198	875
Mortgage loans	(15)	—
Total net realized investment gains (losses) from continuing operations	$26,713	$(7,864)
Total net realized investment gains (losses) from discontinued operations	—	(1,057)
Total net realized investment gains (losses)	$26,713	$(8,921)

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2019	2018
Proceeds from sales	$36,490	$—
Gross realized gains	30	—
Gross realized losses	13	—

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $16,409 and $13,240 at March 31, 2019 and December 31, 2018, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $18,991 at March 31, 2019.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2019	2018
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$33,264	$(59,126)
Deferred policy acquisition costs	—	7,274
Income tax effect	(6,985)	10,890
Net unrealized investment depreciation of discontinued operations, sold	—	6,714
Cumulative change in accounting principles	—	(191,244)
Total change in net unrealized investment appreciation, net of tax	$26,279	$(225,492)

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis at March 31, 2019 and December 31, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at March 31, 2019, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at March 31, 2019 or at March 31, 2018. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2019	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	1	$8,006	$2	5	$14,672	$141	$22,678	$143
U.S. government agency	—	—	—	9	44,960	405	44,960	405
States, municipalities and political subdivisions
General obligations
Midwest	—	—	—	3	13,089	98	13,089	98
South	—	—	—	8	24,642	475	24,642	475
West	—	—	—	8	24,221	305	24,221	305
Special revenue
Midwest	—	—	—	8	18,051	194	18,051	194
Northeast	—	—	—	7	19,711	406	19,711	406
South	—	—	—	25	61,235	1,101	61,235	1,101
West	—	—	—	18	50,929	537	50,929	537
Public utilities	4	9,755	244	7	16,101	200	25,856	444
Corporate bonds
Energy	—	—	—	2	4,224	41	4,224	41
Industrials	1	5,010	17	4	12,389	154	17,399	171
Consumer goods and services	—	—	—	6	12,851	209	12,851	209
Health care	—	—	—	1	351	2	351	2
Technology, media and telecommunications	—	—	—	4	8,929	138	8,929	138
Financial services	1	4,744	256	11	29,445	413	34,189	669
Mortgage-backed securities	9	549	4	27	4,548	130	5,097	134
Collateralized mortgage obligations
Government national mortgage association	1	4,841	22	20	43,142	741	47,983	763
Federal home loan mortgage corporation	1	—	—	11	26,018	513	26,018	513
Federal national mortgage association	—	—	—	11	21,334	204	21,334	204
Asset-backed securities	—	—	—	1	2,835	125	2,835	125
Total Available-for-Sale Fixed Maturities	18	$32,905	$545	196	$453,677	$6,532	$486,582	$7,077

December 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	1	$8,018	$7	5	$14,645	$213	$22,663	$220
U.S. government agency	4	17,907	81	17	80,696	1,668	98,603	1,749
States, municipalities and political subdivisions
General obligations
Midwest	2	2,939	5	7	23,749	680	26,688	685
Northeast	—	—	—	3	12,110	103	12,110	103
South	1	778	2	22	50,174	1,551	50,952	1,553
West	1	1,203	5	16	48,499	1,170	49,702	1,175
Special revenue
Midwest	4	3,892	8	19	43,854	862	47,746	870
Northeast	—	—	—	14	37,629	1,241	37,629	1,241
South	4	4,298	30	45	107,016	3,678	111,314	3,708
West	4	11,115	32	28	69,667	2,171	80,782	2,203
Foreign bonds	1	2,984	13	—	—	—	2,984	13
Public utilities	12	25,781	552	8	17,253	471	43,034	1,023
Corporate bonds
Energy	7	12,556	148	2	4,099	156	16,655	304
Industrials	9	21,970	397	4	11,040	509	33,010	906
Consumer goods and services	14	30,399	527	5	9,554	292	39,953	819
Health care	3	6,203	97	1	345	8	6,548	105
Technology, media and telecommunications	6	12,638	288	5	9,619	390	22,257	678
Financial services	13	30,177	650	13	32,855	1,525	63,032	2,175
Mortgage-backed securities	22	1,539	34	22	4,166	198	5,705	232
Collateralized mortgage obligations
Government national mortgage association	2	3,797	55	22	44,690	1,679	48,487	1,734
Federal home loan mortgage corporation	3	4,541	20	18	38,189	1,284	42,730	1,304
Federal national mortgage association	4	2,107	3	15	38,986	729	41,093	732
Asset-backed securities	1	2,829	113	—	—	—	2,829	113
Total Available-for-Sale Fixed Maturities	118	$207,671	$3,067	291	$698,835	$20,578	$906,506	$23,645

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2019, the cash surrender value of the COLI policies was $5,708, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2019 and December 31, 2018 is as follows:

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,730,563	$1,730,563	$1,749,488	$1,749,488
Trading securities	16,409	16,409	13,240	13,240
Equity securities	269,843	269,843	248,361	248,361
Mortgage loans	34,856	34,209	26,021	25,782
Other long-term investments	40,929	40,929	37,077	37,077
Short-term investments	175	175	175	175
Cash and cash equivalents	95,536	95,536	64,454	64,454
Corporate-owned life insurance	5,708	5,708	4,907	4,907

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2019 and December 31, 2018:

March 31, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$26,691	$—	$26,691	$—
U.S. government agency	189,541	—	189,541	—
States, municipalities and political subdivisions
General obligations
Midwest	88,679	—	88,679	—
Northeast	32,132	—	32,132	—
South	115,780	—	115,780	—
West	109,867	—	109,867	—
Special revenue
Midwest	143,129	—	143,129	—
Northeast	63,321	—	63,321	—
South	232,936	—	232,936	—
West	145,342	—	145,342	—
Foreign bonds	5,047	—	5,047	—
Public utilities	63,208	—	63,208	—
Corporate bonds
Energy	28,653	—	28,653	—
Industrials	54,278	—	54,278	—
Consumer goods and services	48,799	—	48,799	—
Health care	14,266	—	14,266	—
Technology, media and telecommunications	26,220	—	26,220	—
Financial services	92,573	—	92,323	250
Mortgage-backed securities	7,315	—	7,315	—
Collateralized mortgage obligations
Government national mortgage association	77,388	—	77,388	—
Federal home loan mortgage corporation	108,709	—	108,709	—
Federal national mortgage association	53,153	—	53,153	—
Asset-backed securities	3,536	—	2,835	701
Total Available-for-Sale Fixed Maturities	$1,730,563	$—	$1,729,612	$951
TRADING
Fixed maturities:
Bonds
U.S. Treasury	$746	$—	$746	$—
Corporate bonds
Industrials	399	—	399	—
Consumer goods and services	1,822	—	1,822	—
Health care	4,809	—	4,809	—

Technology, media and telecommunications	3,320	—	3,320	—
Financial services	1,840	—	1,840	—
Redeemable preferred stocks	3,473	3,473	—	—
Total Trading Securities	$16,409	$3,473	$12,936	$—
EQUITY SECURITIES
Common stocks
Public utilities	$15,330	$15,330	$—	$—
Energy	12,412	12,412	—	—
Industrials	61,773	61,773	—	—
Consumer goods and services	26,860	26,860	—	—
Health care	24,234	24,234	—	—
Technology, media and telecommunications	16,370	16,370	—	—
Financial services	108,216	108,216	—	—
Nonredeemable preferred stocks	4,648	4,053	—	595
Total Equity Securities	$269,843	$269,248	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$10,039	$10,039	$—	$—
Corporate-Owned Life Insurance	$5,708	$—	$5,708	$—
Total Assets Measured at Fair Value	$2,032,737	$282,935	$1,748,256	$1,546

December 31, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,418	$—	$27,418	$—
U.S. government agency	214,682	—	214,682	—
States, municipalities and political subdivisions
General obligations
Midwest	95,212	—	95,212	—
Northeast	37,655	—	37,655	—
South	113,911	—	113,911	—
West	107,841	—	107,841	—
Special revenue
Midwest	140,764	—	140,764	—
Northeast	61,948	—	61,948	—
South	235,809	—	235,809	—
West	142,920	—	142,920	—
Foreign bonds	9,716	—	9,716	—
Public utilities	56,059	—	56,059	—
Corporate bonds
Energy	28,648	—	28,648	—
Industrials	53,085	—	53,085	—
Consumer goods and services	53,646	—	53,646	—
Health care	16,658	—	16,658	—
Technology, media and telecommunications	26,176	—	26,176	—
Financial services	79,349	—	79,099	250
Mortgage-backed securities	7,424	—	7,424	—
Collateralized mortgage obligations
Government national mortgage association	76,701	—	76,701	—
Federal home loan mortgage corporation	107,623	—	107,623	—
Federal national mortgage association	52,748	—	52,748	—
Asset-backed securities	3,495	—	2,829	666
Total Available-for-Sale Fixed Maturities	$1,749,488	$—	$1,748,572	$916
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$397	$—	$397	$—
Consumer goods and services	1,599	—	1,599	—
Health care	3,236	—	3,236	—
Technology, media and telecommunications	3,028	—	3,028	—
Financial services	2,231	—	2,231	—

Redeemable preferred stocks	2,749	2,749	—	—
Total Trading Securities	$13,240	$2,749	$10,491	—
EQUITY SECURITIES
Common Stocks
Public utilities	$15,949	$15,949	$—	$—
Energy	10,975	10,975	—	—
Industrials	53,536	53,536	—	—
Consumer goods and services	24,465	24,465	—	—
Health care	22,286	22,286	—	—
Technology, media and telecommunications	13,944	13,944	—	—
Financial services	101,555	101,555	—	—
Nonredeemable preferred stocks	5,651	5,056	—	595
Total Equity Securities	$248,361	$247,766	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$3,275	$3,275	$—	$—
Corporate-Owned Life Insurance	$4,907	$—	$4,907	$—
Total Assets Measured at Fair Value	$2,019,446	$253,965	$1,763,970	$1,511

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2019 and December 31, 2018 was reasonable.
For the three-month period ended March 31, 2019, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three-month period ended March 31, 2019, there were no securities transferred between Level 1 and Level 2.

Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three-month period ended March 31, 2019, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2019	$250	$666	$595	$1,511
Net unrealized gains(1)	—	35	—	35
Balance at March 31, 2019	$250	$701	$595	$1,546
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2019 and December 31, 2018:

Commercial Mortgage Loans
	March 31, 2019	December 31, 2018
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$25,775	$25,828
65%-75%	8,496	—
Total amortized cost	$34,271	$25,828
Valuation allowance	(62)	(46)
Total mortgage loans	$34,209	$25,782

Mortgage Loans by Region
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	9.5%	$3,244	12.6%
Southern Atlantic	6,652	19.4	6,652	25.8
East South Central	4,937	14.4	4,975	19.3
New England	6,588	19.2	6,588	25.4
Middle Atlantic	12,849	37.5	4,369	16.9
Total mortgage loans at amortized cost	$34,271	100.0%	$25,828	100.0%

Mortgage Loans by Property Type
	March 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,245	9.5%	$3,244	12.6%
Office	11,589	33.8	11,627	45.0
Mixed use/Other	19,437	56.7	10,957	42.4
Total mortgage loans at amortized cost	$34,271	100.0%	$25,828	100.0%

The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2019 there were no mortgage loan impairments.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2019 and December 31, 2018 (net of reinsurance amounts):

	March 31, 2019	December 31, 2018
Gross liability for losses and loss settlement expenses at beginning of year	$1,312,483	$1,224,183
Ceded losses and loss settlement expenses	(57,094)	(59,871)
Net liability for losses and loss settlement expenses at beginning of year	$1,255,389	$1,164,312
Losses and loss settlement expenses incurred for claims occurring during
Current year	$168,889	$785,778
Prior years	(4,649)	(54,167)
Total incurred	$164,240	$731,611
Losses and loss settlement expense payments for claims occurring during
Current year	$41,136	$306,032
Prior years	125,139	334,502
Total paid	$166,275	$640,534
Net liability for losses and loss settlement expenses at end of year	$1,253,354	$1,255,389
Ceded loss and loss settlement expenses	50,142	57,094
Gross liability for losses and loss settlement expenses at end of period	$1,303,496	$1,312,483

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

The significant drivers of the favorable reserve development in 2019 were our workers' compensation, fidelity and surety, other liability and reinsurance assumed lines of business, partially offset by unfavorable reserve development in commercial fire and allied lines of business. The favorable reserve development in 2019 is attributable to loss adjustment expense ("LAE") where reserve reductions were more than sufficient to offset paid loss adjustment expense. The favorable loss adjustment development was partially offset by unfavorable loss development where reductions in reserves for unpaid loss were not sufficient to offset loss payments. Workers compensation favorable development is primarily attributable to LAE due to successful litigation management. Fidelity and surety favorable development is attributable to a release of loss IBNR due to favorable claim settlements. Commercial liability favorable development is attributable to LAE due to successful litigation management. Commercial fire and allied lines experienced unfavorable development attributable to paid loss coming in higher than anticipated. All other individual lines of business contributed relatively little development although most were favorable.

The significant drivers of the favorable reserve development in 2018 were our workers' compensation, reinsurance assumed, commercial automobile and fidelity and surety. During 2018 the only individual line with unfavorable development was commercial liability. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from LAE where the LAE IBNR reduction was more than sufficient to offset paid LAE which continues to benefit from additional litigation management efforts when compared to prior years. Reinsurance assumed favorable development is attributable reductions in reserves for both reported claims and loss IBNR as we reviewed our book of business and released excess reserves during 2018. Commercial automobile favorable development was driven by loss adjustment expense where LAE IBNR reductions were more than sufficient to offset paid LAE. Fidelity and surety favorable development is attributable reductions in reserves for both reported claims and loss IBNR which were more than sufficient to offset paid loss. Commercial liability adverse development is attributable to reserve strengthening for both reported claims and loss IBNR primarily in response to an increase in umbrella auto related claims while loss adjustment expense developed favorably with reductions of LAE IBNR more than sufficient to offset paid LAE.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2019	2018	2019	2018

Net periodic benefit cost
Service cost	$1,997	$2,175	$456	$749
Interest cost	2,080	1,875	319	502
Expected return on plan assets	(2,696)	(2,625)	—	—
Amortization of prior service credit	—	—	(2,021)	(1,352)
Amortization of net loss	901	1,071	223	589
Net periodic benefit cost	$2,282	$2,496	$(1,023)	$488

A portion of the service cost component of net periodic pension and postretirement benefit costs is capitalized and amortized as part of deferred acquisition costs and is included in the income statement line titled "amortization of deferred policy acquisition costs." The portion not related to the compensation and the other components of net periodic pension and postretirement benefit costs is included in the income statement line titled "other underwriting expenses."

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we expected to contribute $4,000 to the pension plan in 2019. For the three-month period ended March 31, 2019, we contributed $1,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At March 31, 2019, there were 800,169 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2019	From Inception to March 31, 2019
Beginning balance	890,857	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(116,833)	(3,139,900)
Number of awards forfeited or expired	26,145	540,069
Ending balance	800,169	800,169
Number of option awards exercised	27,815	1,352,429
Number of unrestricted stock awards granted	—	9,370
Number of restricted stock awards vested	41,468	99,661

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At March 31, 2019, we had 49,163 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2019	From Inception to March 31, 2019
Beginning balance	49,163	300,000
Number of awards granted	—	(274,840)
Number of awards forfeited or expired	—	24,003
Ending balance	49,163	49,163
Number of option awards exercised	1,131	119,092
Number of restricted stock awards vested	—	71,541

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2019 and 2018, we recognized stock-based compensation expense of $2,688 and $1,281, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2019, we had $8,818 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2019 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2019	$3,577
2020	3,388
2021	1,674
2022	179
2023	—
Total	$8,818

NOTE 7. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life, to Kuvare. The sale closed on March 30, 2018. As a result, the life insurance business has been reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current period presentation. For more information, refer to Note 11. Discontinued Operations.

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2019		2018
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$44,521	$44,521	$20,364	$20,364
Weighted-average common shares outstanding	25,130,961	25,130,961	24,915,772	24,915,772
Add dilutive effect of restricted stock unit awards	—	260,829	—	290,083
Add dilutive effect of stock options	—	212,478	—	252,235
Weighted-average common shares outstanding	25,130,961	25,604,268	24,915,772	25,458,090
Earnings per common share from continuing operations	$1.77	$1.74	$0.82	$0.80
Earnings (loss) per common share from discontinued operations	—	—	(0.08)	(0.07)
Gain on sale of discontinued operations, net of taxes	—	—	1.10	1.07
Earnings per common share	$1.77	$1.74	$1.84	$1.80
Awards excluded from diluted earnings per share calculation(1)	—	63,897	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at March 31, 2019 and 2018, respectively. For the three-month periods ended March 31, 2019 and 2018, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at March 31, 2019.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2019	(9,323)	(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	26,349	—	26,349
Reclassification adjustments from accumulated other comprehensive income (loss)	(70)	888	818
Balance as of March 31, 2019	$16,956	$(20,261)	$(3,305)
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
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the close date, the Company has received $584 as part of the TSA agreement.

Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income (Unaudited)
	Three Months Ended March 31,
(In Thousands, Except Share Data)	2019	2018

Revenues
Net premiums earned	$—	$13,003
Investment income, net of investment expenses	—	12,663
Net realized investment gains (losses)	—	(1,057)
Other income	—	146
Total revenues	$—	$24,755

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,823
Increase in liability for future policy benefits	—	5,023
Amortization of deferred policy acquisition costs	—	1,895
Other underwriting expenses	—	3,864
Interest on policyholders’ accounts	—	4,499
Total benefits, losses and expenses	$—	$26,104

Income (loss) from discontinued operations before income taxes	$—	$(1,349)
Federal income tax expense	—	563
Net income (loss) from discontinued operations	$—	$(1,912)
Earnings (loss) per common share from discontinued operations:
Basic	$—	(0.08)
Diluted	—	(0.07)

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

NOTE 12. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2019, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The components of our operating leases were as follows:

As of March 31, 2019

Components of lease expense:
Operating lease expense	$1,908
Less sublease income	126
Net lease expense	1,782
Cash flows information related to leases:
Operating cash outflow from operating leases	1,800

Balance sheet information for operating leases:	As of March 31, 2019

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$19,595
Operating lease liabilities(Accrued expenses and other liabilities on Consolidated Balance Sheets)	20,101
Right-of-use assets obtained in exchange for new operating lease liabilities	94
Weighted average remaining lease term	3.45
Weighted average discount rate	4.84%

Maturities of lease liabilities:	As of March 31, 2019
2019	$5,707
2020	7,201
2021	5,138
2022	2,246
2023	1,191
Thereafter	180
Total lease payments	21,663
Less imputed interest	(1,562)
Lease liability	$20,101

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no changes in our critical accounting policies from December 31, 2018.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Our Consolidated Financial Statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare"). The sale closed on March 30, 2018. The life insurance business has been accounted for as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. All periods presented have been revised to show results from continuing and discontinued operations, as applicable, unless otherwise noted. For more information, refer to Part I, Item 1, Note 11. "Discontinued Operations."

Reportable Segments

Subsequent to the announcement of the sale of the life insurance business on September 19, 2017, we have operated and report as one business segment. The life insurance business has been reported as discontinued operations for all periods presented in this Form 10-Q, as applicable, unless otherwise noted. For more information, refer to Part I, Item 1, Note 7. "Segment Information."

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2019, approximately 47.3 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2019	2018	%
Revenues
Net premiums earned	$262,314	$245,167	7.0%
Investment income, net of investment expenses	16,512	13,492	22.4
Net realized investment gains (losses)	26,713	(7,864)	NM
Total revenues	$305,539	$250,795	21.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$164,240	$144,728	13.5%
Amortization of deferred policy acquisition costs	52,219	49,639	5.2
Other underwriting expenses	34,403	34,855	(1.3)
Total benefits, losses and expenses	$250,862	$229,222	9.4%

Income from continuing operations before income taxes	$54,677	$21,573	153.5
Federal income tax expense (benefit)	10,156	1,209	740.0
Net income from continuing operations	$44,521	$20,364	118.6%
Loss from discontinued operations, net of tax	—	(1,912)	(100.0)%
Gain on sale of discontinued operations, net of tax	—	27,307	(100.0)%
Net income	$44,521	$45,759	(2.7)%

GAAP Ratios:
Net loss ratio (without catastrophes)	61.2%	57.6%	6.3%
Catastrophes - effect on net loss ratio	1.4	1.4	—%
Net loss ratio(1)	62.6%	59.0%	6.1%
Expense ratio(2)	33.0	34.5	(4.3)%
Combined ratio(3)	95.6%	93.5%	2.2%
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
NM = Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2019:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2019, net income was $44.5 million compared to net income of $45.8 million for the same period of 2018. In the three-month period ended March 31, 2019, there was an increase in net premiums earned, investment income and net realized gains on equity securities, partially offset by an increase in losses and loss settlement expenses.

Net premiums earned increased to $262.3 million compared to $245.2 million for the same period of 2018 primarily due to rate increases, premium audits and endorsements.

Investment income increased by $3.0 million during the three-month period ended March 31, 2019 compared to the same periods of 2018. The change in net investment income for the three-month period ended March 31, 2019 was due to an increase in the value of our investments in limited liability partnerships and an increase in invested assets. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.

The increase in net realized investment gains was primarily due to strong equity markets during the three-month period ended March 31, 2019 which resulted in an increase in the value of equity securities compared to a decrease in the value on equity securities in first quarter of 2018

Losses and loss settlement expenses increased by 13.5 percentage points during the three-month period ended March 31, 2019 compared to the same period of 2018. The increase was primarily due to lower favorable prior year reserve development from reserve strengthening in our Gulf Coast region on our commercial auto, general liability and commercial property lines of business.

The combined ratio increased 2.1 percentage points to 95.6 percent for the three-month period ended March 31, 2019, compared to 93.5 percent for the same period of 2018. The increase in the combined ratio was primarily driven by an increase in the GAAP net loss ratio. Pre-tax catastrophe losses in the first quarter of 2019 were flat compared to the first quarter of 2018, with catastrophe losses adding 1.4 percentage points to the combined ratio in both periods. Our historical average for first quarter is 2.5 percentage points added to the combined ratio.

The net loss ratio, a component of the combined ratio, increased by 3.6 percentage points to 62.6 percent in the three-month period ended March 31, 2019 as compared to the same period of 2018, primarily due to lower favorable prior year reserve development previously mentioned. Excluding the impact of prior year development, our core loss ration improved 10.1 percentage points.

The expense ratio, a component of the combined ratio, was 33.0 percent for the three-month period ended March 31, 2019, a decrease of 1.5 percentage points as compared with the same periods of 2018. The decrease in the three-month period ended March 31, 2019, was primarily due to a decrease in employee benefit expenses due to post-retirement benefit plan amendments made at the end of 2018.

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

2019 Development

The property and casualty insurance segment experienced $4.6 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2019. Three lines combined to provide the majority of favorable development. Workers compensation contributed $4.8 million favorable development primarily attributable to loss adjustment expense ("LAE") due to successful litigation management. Fidelity and surety contributed $2.0 million favorable development attributable to reductions in loss IBNR, which was not needed to pay claims. Commercial liability contributed $1.5 million favorable development attributable to LAE due to successful litigation management. The only line with significant unfavorable development was commercial fire and allied lines, which experienced $4.5 million unfavorable development attributable to higher than anticipated paid losses. The overall favorable development is attributable to LAE where reserve reductions were more than sufficient to offset paid expenses. LAE payments continue to benefit from successful management of litigation expenses.

2018 Development

The property and casualty insurance business experienced $38.1 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2018. Three lines combined to provide the majority of favorable development while one line developed adversely. The three largest contributors to favorable development were commercial liability with $14.9 million of favorable development, commercial automobile with $13.9 million of favorable development and commercial fire and allied with $7.8 million of favorable development. Additional favorable development also came from workers compensation with $4.0 million of favorable development. The favorable development is attributable to reductions in reserves for reported claims, as well as reductions in required reserves for incurred but not reported claims along with reductions in reserves for loss adjustment expense. Reserve reductions were more than sufficient to offset claim payments and LAE payments. LAE payments continue to benefit from successful management of litigation expenses. The only line which partially offset to the favorable development was assumed reinsurance with $4.6 million of adverse development. Adverse development for assumed reinsurance is attributable to the combination of paid loss and the emergence of additional reserves for reported claims which were greater than reductions in prior year IBNR.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2019, our total reserves were within our actuarial estimates.

The following table displays our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2019			2018
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$78,427	$38,275	48.8%	$75,593	$25,303	33.5%
Fire and allied lines	59,174	36,786	62.2	57,399	34,229	59.6
Automobile	75,234	70,571	93.8	66,694	53,947	80.9
Workers compensation	21,875	5,945	27.2	23,341	12,060	51.7
Fidelity and surety	6,375	(251)	(3.9)	5,473	658	12.0
Miscellaneous	427	(99)	(23.2)	425	184	43.3
Total commercial lines	$241,512	$151,227	62.6%	$228,925	$126,381	55.2%

Personal lines
Fire and allied lines	$10,220	$6,282	61.5%	$10,438	$7,401	70.9%
Automobile	7,482	5,667	75.7	7,009	5,757	82.1
Miscellaneous	301	(68)	(22.6)	295	(105)	(35.6)
Total personal lines	$18,003	$11,881	66.0%	$17,742	$13,053	73.6%
Reinsurance assumed	$2,799	$1,132	40.4%	$(1,500)	$5,294	NM
Total	$262,314	$164,240	62.6%	$245,167	$144,728	59.0%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 15.3 percentage points in the three-month period ended March 31, 2019 compared to the same period of 2018. This deterioration is attributable to an increase in paid losses which were significantly higher in the first quarter of 2019 compared to the same period of 2018. Also contributing to the deterioration is a decrease in favorable reserve development due to reserve strengthening on auto liability related claims in our Gulf Coast region during the first quarter of 2019.

•
Commercial automobile - The net loss ratio deteriorated 12.9 percentage points in the three-month period ended March 31, 2019 compared to the same period of 2018. This deterioration is attributable to an increase in paid losses which were significantly higher in the first quarter of 2019 compared to the same period of 2018. Also contributing to the deterioration is a decrease in favorable reserve development due to reserve strengthening in our gulf coast region during the first quarter of 2019.

•
Workers compensation - The net loss ratio improved 24.5 percentage points in the three-month period ended March 31, 2019, compared to the same period of 2018. The improvement is attributable to favorable changes for both loss and loss adjustment expense. The improvement for loss is attributable to a decrease in both paid losses and reserve changes for reported claims which were more favorable in the first quarter of 2019 compared to the same period of 2018. The improvement for loss adjustment expense is attributable to reductions of paid and unpaid loss adjustment reserves.

•
Fidelity and surety - The net loss ratio improved 15.9 percentage points in the three-month period ended March 31, 2019, compared to the same period of 2018. The improvement is attributable to favorable changes for both loss and loss adjustment expense. The improvement for loss is attributable to paid loss which was lower in the first quarter of 2019 compared to the same period of 2018 primarily due to a significant payment for a single large claim in 2018. Loss adjustment expenses were relatively higher in 2018, primarily due to significant costs of adjusting the single large claim.

•
Personal fire and allied lines - The net loss ratio improved 9.4 percentage points in the three-month period ended March 31, 2019 compared to the same period of 2018. The improvement is attributable to the absence of significant storms in the first quarter of 2019 compared to the same period of 2018 which experienced relatively large storm events.

•
Personal automobile - The net loss ratio improved 6.4 percentage points in the three-month period ended March 31, 2019 compared to the same period of 2018. This improvement is attributable to both a reduction in paid losses and the absence of significant storms in the first quarter of 2019 compared to the same period of 2018 which experienced relatively large storm events resulting in physical damage claims.

Financial Condition

Stockholders' equity increased to $955.2 million at March 31, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $44.5 million, an increase in net unrealized investment gains of $26.3 million, net of tax, partially offset by shareholder dividends of $7.8 million.

At March 31, 2019, the book value per share of our common stock was $37.95. During the three-month period ended March 31, 2019, no shares of common stock were repurchased. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 2,116,200 shares of our common stock as of March 31, 2019.

Discontinued Operations Results

	Three Months Ended March 31,
(In Thousands)	2019	2018
Revenues
Net premiums earned	$—	$13,003
Investment income, net of investment expenses	—	12,663
Net realized investment gains (losses)	—	(1,057)
Other income	—	146
Total revenues	$—	$24,755

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,823
Increase in liability for future policy benefits	—	5,023
Amortization of deferred policy acquisition costs	—	1,895
Other underwriting expenses	—	3,864
Interest on policyholders' accounts	—	4,499
Total benefits, losses and expenses	$—	$26,104

Loss from discontinued operations, before income taxes	$—	$(1,349)

The sale of our discontinued operations closed on March 30, 2018, and therefore no income attributable to that business was earned in the first quarter of 2019. For the three-month period ended March 31, 2018, our discontinued operations had a loss before income taxes of $1.3 million.

Investment Portfolio

Our invested assets totaled $2.1 billion at March 31, 2019, compared to $2.1 billion at December 31, 2018, an increase of $18.0 million. At March 31, 2019, fixed maturity securities and equity securities made up 83.5 percent and 12.9 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2019 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,730,563	82.7%
Trading securities	16,409	0.8
Equity securities	269,843	12.9
Mortgage loans	34,209	1.6
Other long-term investments	40,929	2.0
Short-term investments	175	—
Total	$2,092,128	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both March 31, 2019 and December 31, 2018, we classified $1.7 billion, or 99.1 percent, and $1.7 billion, or 99.2 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2019 and December 31, 2018, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at March 31, 2019 and December 31, 2018. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2019		December 31, 2018
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$716,356	41.0%	$734,471	41.7%
AA	683,287	39.1	684,863	38.9
A	174,998	10.0	178,282	10.1
Baa/BBB	162,063	9.3	157,349	8.9
Other/Not Rated	10,268	0.6	7,763	0.4
	$1,746,972	100.0%	$1,762,728	100.0%

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

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations increased by 22.4 percent in the three-month period ended March 31, 2019, compared with the same period of 2018. The change in net investment income for the three-month period ended March 31, 2019 was due to an increase in the value of our investments in limited liability partnerships and an increase in invested assets and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2019, the change in value of our investments in limited liability partnerships from continuing operations resulted in investment gains of $2.5 million as compared to an increase of $1.0 million in investment income in the same periods of 2018. This resulted in an increase of $1.5 million in investment income in the three-month period ended March 31, 2019.
Our net realized investment gains were $26.7 million during the three-month period ended March 31, 2019, as compared with net realized investment losses of $7.9 million in the same period of 2018. $33.8 million of the $34.6 million change in the three-month period ended March 31, 2019 as compared to the same period in 2018 is due to the change in the fair value of equity securities.
We regularly monitor the difference between our cost basis and the estimated fair value of our investments. Our accounting policy for impairment recognition requires other-than-temporary impairment charges to be recorded when we determine that it is more likely than not that we will be unable to collect all amounts due according to the contractual terms of the fixed maturity security will not occur in a reasonable amount of time. Impairment charges on investments are recorded based on the fair value of the investments at the measurement date. Factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which fair value has been less than cost; the financial condition and near-term prospects of the issuer; our intention to hold the investment; and the likelihood that we will be required to sell the investment.
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at March 31, 2019 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at March 31, 2019 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high-quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the three-month periods ended March 31, 2019 and 2018, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2019 and 2018 from continuing and discontinued operations:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2019	2018
Cash provided by (used in)
Operating activities	$10,703	$23,574
Investing activities	27,426	226,154
Financing activities	(7,047)	(21,618)
Net increase in cash and cash equivalents	$31,082	$228,110
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the three-month periods ended March 31, 2019 and 2018 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $10.7 million and $23.6 million for the three-month periods ended March 31, 2019 and 2018, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $269.2 million, or 15.4 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2019, our cash and cash equivalents included $10.0 million related to these money market accounts, compared to $3.3 million at December 31, 2018.
Net cash flows provided by investing activities were $27.4 million and $226.2 million for the three-month periods ended March 31, 2019 and 2018, respectively. For the three-month periods ended March 31, 2019 and 2018, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $76.3 million and $33.4 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the three-month period ended March 31, 2018.
Our cash outflows for investment purchases from continuing operations were $36.8 million for the three-month period ended March 31, 2019, compared to $93.8 million for the same period of 2018.
Financing Activities
Net cash flows used in financing activities from continuing operations was $7.0 million for the three-month period ended March 31, 2019 which decreased $3.1 million compared to $10.1 million used in the three-month period ended March 31, 2018 primarily due to issuance and repurchase of common stock during first quarter 2018.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a credit agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of March 31, 2019 and 2018, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility."
Dividends
Dividends paid to shareholders totaled $7.8 million and $7.0 million in the three-month periods ended March 31, 2019 and 2018, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2019, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, was able to make a maximum of $109.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased 7.5 percent to $955.2 million at March 31, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $44.5 million, an increase in net unrealized investment gains of $26.3 million, net of tax, during the first three months of 2019, partially offset by shareholder dividends of $7.8 million. At March 31, 2019, the book value per share of our common stock was $37.95 compared to $35.40 at December 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $19.0 million at March 31, 2019.

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

	Three Months Ended March 31,
(In Thousands)	2019	2018
ISO catastrophes	$3,545	$3,438
Non-ISO catastrophes (1)	85	(77)
Total catastrophes	$3,630	$3,361
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2019, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

While our primary market risk exposure is to changes in interest rates, we do have limited exposure to changes in equity prices and limited exposure to foreign currency exchange rates.

There have been no material changes in our market risk or market risk factors from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2019 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 28, 2019, that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in the above mentioned report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2019:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2019 - 1/31/2019	—	$—	—	2,116,200
2/1/2019 - 2/28/2019	—	—	—	2,116,200
3/1/2019 - 3/31/2019	—	—	—	2,116,200
Total	—	$—	—	2,116,200
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August, 2020. As of March 31, 2019 we remained authorized to repurchase 2,116,200 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in iXBRL: (i) Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer,	Senior Vice President, Chief Financial Officer and
Director and Principal Executive Officer	Principal Accounting Officer

May 8, 2019	May 8, 2019
(Date)	(Date)