Form 10-Q
period 2019-06-30
UNITED FIRE GROUP INC
filed 2019-08-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-34257
________________________
 UNITED FIRE GROUP INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State of incorporation)	(I.R.S. Employer Identification No.)

118 Second Avenue SE
Cedar Rapids	Iowa	52401
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (319) 399-5700
Securities Registered Pursuant to Section 12(b) of the Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	UFCS	The NASDAQ Global Select Market
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

As of August 5, 2019, 25,257,384 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2019

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,653,296 in 2019 and $1,761,289 in 2018)	$1,703,319	$1,749,488
Trading securities, at fair value (amortized cost $12,932 in 2019 and $11,277 in 2018)	17,143	13,240
Equity securities at fair value (cost $65,409 in 2019 and $64,819 in 2018)	283,178	248,361
Mortgage loans	36,374	25,782
Other long-term investments	47,772	37,077
Short-term investments	175	175
	2,087,961	2,074,123
Cash and cash equivalents	148,784	64,454
Accrued investment income	15,200	15,774
Premiums receivable (net of allowance for doubtful accounts of $1,208 in 2019 and $785 in 2018)	402,887	346,825
Deferred policy acquisition costs	101,563	92,796
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $42,118 in 2019 and $39,894 in 2018)	115,853	97,194
Reinsurance receivables and recoverables	52,779	61,337
Prepaid reinsurance premiums	8,112	7,063
Deferred tax asset	—	912
Income taxes receivable	9,122	15,035
Goodwill and intangible assets	22,897	23,252
Other assets	36,639	17,933
TOTAL ASSETS	$3,001,797	$2,816,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,341,666	$1,312,483
Unearned premiums	539,980	492,918
Accrued expenses and other liabilities	131,726	122,922
Deferred tax liability	20,122	—
TOTAL LIABILITIES	$2,033,494	$1,928,323
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,245,200 and 25,097,408 shares issued and outstanding in 2019 and 2018, respectively	$25	$25
Additional paid-in capital	208,971	203,350
Retained earnings	739,162	715,472
Accumulated other comprehensive income (loss), net of tax	20,145	(30,472)
TOTAL STOCKHOLDERS’ EQUITY	$968,303	$888,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,001,797	$2,816,698
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2019	2018	2019	2018
Revenues
Net premiums earned	$276,486	$256,853	$538,800	$502,020
Investment income, net of investment expenses	14,120	17,249	30,632	30,741
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $37 and $127 in 2019 and ($196) and ($159) in 2018; previously included in accumulated other comprehensive income)	13,591	1,297	40,304	(6,567)
Total revenues	$304,197	$275,399	$609,736	$526,194
Benefits, Losses and Expenses
Losses and loss settlement expenses	$220,009	$189,146	$384,249	$333,874
Amortization of deferred policy acquisition costs	54,795	50,810	107,014	100,449
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,124 and $2,248 in 2019 and $1,661 and $3,321 in 2018; previously included in accumulated other comprehensive income)	33,964	37,252	68,367	72,107
Total benefits, losses and expenses	$308,768	$277,208	$559,630	$506,430
Income (loss) from continuing operations before income taxes	$(4,571)	$(1,809)	$50,106	$19,764
Federal income tax expense (benefit) (includes reclassifications of $229 and $445 in 2019 and $390 and $731 in 2018; previously included in accumulated other comprehensive income)	(375)	(1,966)	9,781	(757)
Income (loss) from continuing operations	$(4,196)	$157	$40,325	$20,521
Income (loss) from discontinued operations, net of taxes	—	—	—	(1,912)
Gain on sale of discontinued operations, net of taxes	—	$—	—	$27,307
Net income (loss)	$(4,196)	$157	$40,325	$45,916
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$28,596	$(6,199)	$61,950	$(58,013)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$28,596	$(6,199)	$61,950	$(58,013)
Income tax effect	(6,004)	1,301	(13,009)	12,182
Other comprehensive income (loss), after tax, before reclassification adjustments	$22,592	$(4,898)	$48,941	$(45,831)
Reclassification adjustment for net realized investment (gains) losses included in income	$(37)	$196	$(127)	$159
Reclassification adjustment for employee benefit costs included in expense	1,124	1,661	2,248	3,321
Total reclassification adjustments, before tax	$1,087	$1,857	$2,121	$3,480
Income tax effect	(229)	(390)	(445)	(731)
Total reclassification adjustments, after tax	$858	$1,467	$1,676	$2,749
Comprehensive income (loss)	$19,254	$(3,274)	$90,942	$2,834
Diluted weighted average common shares outstanding	25,210,354	25,611,773	25,659,803	25,582,708
Earnings per common share from continuing operations:
Basic	$(0.17)	$0.01	$1.60	$0.82
Diluted	(0.17)	0.01	1.57	0.80
Earnings per common share:
Basic	$(0.17)	$0.01	$1.60	$1.84
Diluted	(0.17)	0.01	1.57	1.80
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	—	—	44,521	—	44,521
Stock based compensation	70,414	—	3,438	—	—	3,438
Dividends on common stock ($0.31 per share)	—	—	—	(7,797)	—	(7,797)
Change in net unrealized investment appreciation(1)	—	—	—	—	26,279	26,279
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Cumulative effect of change in accounting principle	—	—	—	(513)	—	(513)
Balance, March 31, 2019	25,167,822	$25	$206,788	$751,683	$(3,305)	$955,191

Net income (loss)	—	$—	$—	$(4,196)	$—	$(4,196)
Shares repurchased	(1,507)	—	(69)	—	—	(69)
Stock based compensation	78,885	—	2,252	—	—	2,252
Dividends on common stock ($0.33 per share)	—	—	—	(8,325)	—	(8,325)
Change in net unrealized investment appreciation(1)	—	—	—	—	22,562	22,562
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, June 30, 2019	25,245,200	$25	$208,971	$739,162	$20,145	$968,303

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Continued) (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2018	24,916,806	$25	$196,334	$608,700	$168,314	$973,373
Net income	—	—	—	45,759	—	45,759
Shares repurchased	(120,372)	—	(5,404)	—	—	(5,404)
Stock based compensation	116,314	—	3,574	—	—	3,574
Dividends on common stock ($0.28 per share)	—	—	—	(6,958)	—	(6,958)
Change in net unrealized investment appreciation(1)	—	—	—	(6,714)	(34,248)	(40,962)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	1,311	1,311
Cumulative effect of change in accounting principle	—	—	—	191,244	(191,244)	—
Balance, March 31, 2018	24,912,748	$25	$194,504	$832,031	$(55,867)	$970,693

Net income	—	$—	$—	$157	$—	$157
Shares repurchased	—	—	—	—	—	—
Stock based compensation	131,219	—	4,938	—	—	4,938
Dividends on common stock ($0.31 per share)	—	—	—	(7,757)	—	(7,757)
Change in net unrealized investment appreciation(1)	—	—	—	—	(4,743)	(4,743)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	1,312	1,312
Balance, June 30, 2018	25,043,967	$25	$199,442	$824,431	$(59,298)	$964,600

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$40,325	$45,916
Less net loss from discontinued operations, net of taxes	—	(1,912)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	5,039	4,324
Depreciation and amortization	2,618	2,316
Stock-based compensation expense	4,045	2,718
Net realized investment (gains) losses	(40,304)	6,567
Net cash flows from equity and trading investments	639	21,839
Deferred income tax benefit	7,716	(8,836)
Changes in:
Accrued investment income	574	(1,875)
Premiums receivable	(56,062)	(51,729)
Deferred policy acquisition costs	(8,767)	(6,963)
Reinsurance receivables	8,558	4,384
Prepaid reinsurance premiums	(1,049)	(1,153)
Income taxes receivable	5,913	6,031
Other assets	(18,706)	(102)
Losses and loss settlement expenses	29,183	16,664
Unearned premiums	47,062	52,341
Accrued expenses and other liabilities	10,562	9,383
Income taxes payable	—	5,539
Deferred income taxes	—	(14,054)
Other, net	(1,070)	1,253
Cash from operating activities - continuing operations	(4,049)	48,647
Cash from operating activities - discontinued operations	—	4,023
Cash from operating activities - gain on sale of discontinued operations	—	(34,851)
Total adjustments	$(4,049)	$17,819
Net cash provided by operating activities	$36,276	$65,647
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$36,490	$23,994
Proceeds from call and maturity of available-for-sale investments	111,824	60,651
Proceeds from short-term and other investments	2,315	5,816
Proceeds from the sale of discontinued operations	—	276,055
Purchase of available-for-sale investments	(44,400)	(383,633)
Purchase of mortgage loans	(10,723)	(9,896)
Purchase of short-term and other investments	(11,986)	(1,995)
Net purchases and sales of property and equipment	(20,920)	(13,012)
Cash from investing activities - continuing operations	62,600	(42,020)
Cash from investing activities - discontinued operations	—	14,343
Net cash provided by (used in) investing activities	$62,600	$(27,677)
Cash Flows From Financing Activities
Payment of cash dividends	$(16,122)	$(14,716)
Repurchase of common stock	(69)	(5,404)
Issuance of common stock	1,645	5,794
Cash from financing activities - continuing operations	(14,546)	(14,326)
Cash from financing activities - discontinued operations	—	(11,547)
Net cash used in financing activities	$(14,546)	$(25,873)
Net Change in Cash and Cash Equivalents	$84,330	$12,097
Less: increase in cash and cash equivalents - discontinued operations	—	(6,819)
Net increase in cash and cash equivalents - continuing operations	84,330	5,278
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	64,454	95,562
Cash and Cash Equivalents at End of Period - Continuing Operations	$148,784	$100,840
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

For the six-month periods ended June 30, 2019 and 2018, we made payments for income taxes totaling $1,537 and $15,037, respectively. We received a tax refund of $5,401 and $1,503 for the six-month periods ended June 30, 2019 and 2018, respectively.
For the six-month periods ended June 30, 2019 and 2018, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2019.

Total
Recorded asset at beginning of period	$92,796
Underwriting costs deferred	115,781
Amortization of deferred policy acquisition costs	(107,014)
Recorded asset at June 30, 2019	$101,563

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
We reported consolidated federal income tax expense from continuing operations of $9,781 for the six-month period ended June 30, 2019 compared to income tax expense from continuing operations and discontinued operations of $7,350 during the same period of 2018. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2019 or December 31, 2018. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015. The Internal Revenue Service is conducting an examination of our federal income tax return for the 2017 tax year.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in accrued expenses and other liabilities line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in other assets line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 9 Credit Facility of this Form 10-Q. For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Certain leases include rental payments adjusted for increases on an annual basis as part of the rental expense and are included in measurement of the lease liability. Lease expenses for lease payments, where appropriate, are recognized on a straight-line basis over the lease term. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statement of Income and Comprehensive Income. The Company has agreements with lease and non-lease components, which the Company accounts for separately and continues to follow the guidance and its existing policy for minimum rental payments under Accounting Standard Codification ("ASC") Topic 840 for leases that commenced prior to the effective date. Modified or new leases subsequent to the effective date will follow ASC Topic 842. For more information on leases refer to Note 12. Leases.
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Balance Sheets and accounted for under the equity method of accounting. The Company's initial investment and the fair value of the VIE at June 30, 2019 was $7.5 million. The Company's maximum exposure to loss from this VIE is $7.5 million, its carrying value of the investment, and there are no future funding commitments.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's portfolio of mortgage loan investments, which are carried at amortized cost, the impairment model related to our available-for-sale fixed-maturity portfolio and reinsurance receivables. The Company will adopt the new guidance as of January 1, 2020. The Company has developed an implementation time-line for adopting the new guidance and is currently building it's model for recognizing credit losses for mortgage loans and available-for-sale fixed-maturity investments and reinsurance receivables as we continue to evaluate moving to an expected loss model. Currently, the Company utilizes an aging method to estimate credit losses on premiums receivable, which is in line with the new guidance. The Company is evaluating the impact of adopting the new guidance and the impact on it's financial position, results of operations and key processes.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of June 30, 2019 and December 31, 2018, is provided below:

June 30, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$28,937	$177	$42	$29,072
U.S. government agency	137,846	2,245	41	140,050
States, municipalities and political subdivisions
General obligations:
Midwest	86,696	2,674	—	89,370
Northeast	31,213	1,111	—	32,324
South	113,289	2,757	71	115,975
West	105,978	3,927	12	109,893
Special revenue:
Midwest	139,244	5,203	9	144,438
Northeast	62,469	2,232	—	64,701
South	228,469	8,195	98	236,566
West	142,661	4,664	8	147,317
Foreign bonds	4,939	178	—	5,117
Public utilities	62,749	2,031	62	64,718
Corporate bonds
Energy	26,634	1,139	—	27,773
Industrials	53,751	1,454	43	55,162
Consumer goods and services	48,118	1,844	73	49,889
Health care	13,982	585	—	14,567
Technology, media and telecommunications	25,897	1,231	—	27,128
Financial services	91,870	3,049	256	94,663
Mortgage-backed securities	7,071	83	60	7,094
Collateralized mortgage obligations
Government national mortgage association	76,524	2,022	80	78,466
Federal home loan mortgage corporation	109,450	2,100	87	111,463
Federal national mortgage association	52,247	1,755	37	53,965
Asset-backed securities	3,262	430	84	3,608
Total Available-for-Sale Fixed Maturities	$1,653,296	$51,086	$1,063	$1,703,319

December 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,632	$6	$220	$27,418
U.S. government agency	215,535	896	1,749	214,682
States, municipalities and political subdivisions
General obligations:
Midwest	94,806	1,091	685	95,212
Northeast	37,326	432	103	37,655
South	114,710	754	1,553	113,911
West	107,787	1,229	1,175	107,841
Special revenue:
Midwest	140,025	1,609	870	140,764
Northeast	62,737	452	1,241	61,948
South	237,848	1,669	3,708	235,809
West	143,829	1,294	2,203	142,920
Foreign bonds	9,698	31	13	9,716
Public utilities	56,808	274	1,023	56,059
Corporate bonds
Energy	28,909	43	304	28,648
Industrials	53,867	124	906	53,085
Consumer goods and services	54,323	142	819	53,646
Health care	16,721	42	105	16,658
Technology, media and telecommunications	26,819	35	678	26,176
Financial services	81,286	238	2,175	79,349
Mortgage-backed securities	7,642	14	232	7,424
Collateralized mortgage obligations
Government national mortgage association	78,055	380	1,734	76,701
Federal home loan mortgage corporation	108,403	524	1,304	107,623
Federal national mortgage association	53,267	213	732	52,748
Asset-backed securities	3,256	352	113	3,495
Total Available-for-Sale Fixed Maturities	$1,761,289	$11,844	$23,645	$1,749,488

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at June 30, 2019, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
June 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$44,381	$44,604	$6,176	$7,346
Due after one year through five years	233,480	239,201	4,739	7,294
Due after five years through 10 years	514,156	533,677	—	—
Due after 10 years	612,725	631,241	2,017	2,503
Asset-backed securities	3,262	3,608	—	—
Mortgage-backed securities	7,071	7,094	—	—
Collateralized mortgage obligations	238,221	243,894	—	—
	$1,653,296	$1,703,319	$12,932	$17,143

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$(8)	$(219)	$142	$(193)
Trading securities
Change in fair value	501	(148)	2,247	(259)
Sales	92	349	92	905
Equity securities
Change in fair value	12,499	305	37,133	(8,883)
Sales	507	1,010	705	1,863
Mortgage loans	—	—	(15)	—
Total net realized investment gains (losses) from continuing operations	$13,591	$1,297	$40,304	$(6,567)
Total net realized investment gains (losses) from discontinued operations	—	—	—	(1,057)
Total net realized investment gains (losses)	$13,591	$1,297	$40,304	$(7,624)

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sales	$—	$23,994	$36,490	$23,994
Gross realized gains	—	140	30	140
Gross realized losses	—	(307)	13	(307)

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $17,143 and $13,240 at June 30, 2019 and December 31, 2018, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $17,791 at June 30, 2019.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2019	2018
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$61,824	$(65,127)
Deferred policy acquisition costs	—	7,274
Income tax effect	(12,983)	12,148
Net unrealized investment depreciation of discontinued operations, sold	—	6,714
Cumulative change in accounting principles	—	(191,244)
Total change in net unrealized investment appreciation, net of tax	$48,841	$(230,235)

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis at June 30, 2019 and December 31, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at June 30, 2019, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at June 30, 2019 or at June 30, 2018. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2019	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	3	$8,737	$42	$8,737	$42
U.S. government agency	—	—	—	2	7,959	41	7,959	41
States, municipalities and political subdivisions
General obligations
Midwest	—	—	—	—	—	—	—	—
South	—	—	—	3	9,519	71	9,519	71
West	—	—	—	1	2,086	12	2,086	12
Special revenue
Midwest	—	—	—	2	3,339	9	3,339	9
Northeast	—	—	—	1	1,296	—	1,296	—
South	—	—	—	6	14,039	98	14,039	98
West	—	—	—	4	4,115	8	4,115	8
Public utilities	1	2,934	62	—	—	—	2,934	62
Corporate bonds
Energy	—	—	—	—	—	—	—	—
Industrials	1	5,009	1	1	3,996	42	9,005	43
Consumer goods and services	—	—	—	3	4,637	73	4,637	73
Health care	—	—	—	—	—	—	—	—
Technology, media and telecommunications	—	—	—	—	—	—	—	—
Financial services	1	4,744	256	1	998	—	5,742	256
Mortgage-backed securities	—	—	—	20	3,749	60	3,749	60
Collateralized mortgage obligations
Government national mortgage association	—	—	—	7	10,194	80	10,194	80
Federal home loan mortgage corporation	—	—	—	7	11,199	87	11,199	87
Federal national mortgage association	—	—	—	5	3,843	37	3,843	37
Asset-backed securities	—	—	—	1	2,864	84	2,864	84
Total Available-for-Sale Fixed Maturities	3	$12,687	$319	67	$92,570	$744	$105,257	$1,063

December 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	1	$8,018	$7	5	$14,645	$213	$22,663	$220
U.S. government agency	4	17,907	81	17	80,696	1,668	98,603	1,749
States, municipalities and political subdivisions
General obligations
Midwest	2	2,939	5	7	23,749	680	26,688	685
Northeast	—	—	—	3	12,110	103	12,110	103
South	1	778	2	22	50,174	1,551	50,952	1,553
West	1	1,203	5	16	48,499	1,170	49,702	1,175
Special revenue
Midwest	4	3,892	8	19	43,854	862	47,746	870
Northeast	—	—	—	14	37,629	1,241	37,629	1,241
South	4	4,298	30	45	107,016	3,678	111,314	3,708
West	4	11,115	32	28	69,667	2,171	80,782	2,203
Foreign bonds	1	2,984	13	—	—	—	2,984	13
Public utilities	12	25,781	552	8	17,253	471	43,034	1,023
Corporate bonds
Energy	7	12,556	148	2	4,099	156	16,655	304
Industrials	9	21,970	397	4	11,040	509	33,010	906
Consumer goods and services	14	30,399	527	5	9,554	292	39,953	819
Health care	3	6,203	97	1	345	8	6,548	105
Technology, media and telecommunications	6	12,638	288	5	9,619	390	22,257	678
Financial services	13	30,177	650	13	32,855	1,525	63,032	2,175
Mortgage-backed securities	22	1,539	34	22	4,166	198	5,705	232
Collateralized mortgage obligations
Government national mortgage association	2	3,797	55	22	44,690	1,679	48,487	1,734
Federal home loan mortgage corporation	3	4,541	20	18	38,189	1,284	42,730	1,304
Federal national mortgage association	4	2,107	3	15	38,986	729	41,093	732
Asset-backed securities	1	2,829	113	—	—	—	2,829	113
Total Available-for-Sale Fixed Maturities	118	$207,671	$3,067	291	$698,835	$20,578	$906,506	$23,645

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2019, the cash surrender value of the COLI policies was $5,976, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2019 and December 31, 2018 is as follows:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,703,319	$1,703,319	$1,749,488	$1,749,488
Trading securities	17,143	17,143	13,240	13,240
Equity securities	283,178	283,178	248,361	248,361
Mortgage loans	38,018	36,374	26,021	25,782
Other long-term investments	47,772	47,772	37,077	37,077
Short-term investments	175	175	175	175
Cash and cash equivalents	148,784	148,784	64,454	64,454
Corporate-owned life insurance	5,976	5,976	4,907	4,907

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2019 and December 31, 2018:

June 30, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$29,072	$—	$29,072	$—
U.S. government agency	140,050	—	140,050	—
States, municipalities and political subdivisions
General obligations
Midwest	89,370	—	89,370	—
Northeast	32,324	—	32,324	—
South	115,975	—	115,975	—
West	109,893	—	109,893	—
Special revenue
Midwest	144,438	—	144,438	—
Northeast	64,701	—	64,701	—
South	236,566	—	236,566	—
West	147,317	—	147,317	—
Foreign bonds	5,117	—	5,117	—
Public utilities	64,718	—	64,718	—
Corporate bonds
Energy	27,773	—	27,773	—
Industrials	55,162	—	55,162	—
Consumer goods and services	49,889	—	49,889	—
Health care	14,567	—	14,567	—
Technology, media and telecommunications	27,128	—	27,128	—
Financial services	94,663	—	94,413	250
Mortgage-backed securities	7,094	—	7,094	—
Collateralized mortgage obligations
Government national mortgage association	78,466	—	78,466	—
Federal home loan mortgage corporation	111,463	—	111,463	—
Federal national mortgage association	53,965	—	53,965	—
Asset-backed securities	3,608	—	2,864	744
Total Available-for-Sale Fixed Maturities	$1,703,319	$—	$1,702,325	$994
TRADING
Fixed maturities:
Bonds
U.S. Treasury	$749	$—	$749	$—
Corporate bonds
Industrials	398	—	398	—
Consumer goods and services	1,905	—	1,905	—
Health care	5,164	—	5,164	—

Technology, media and telecommunications	3,065	—	3,065	—
Financial services	2,006	—	2,006	—
Redeemable preferred stocks	3,856	3,856	—	—
Total Trading Securities	$17,143	$3,856	$13,287	$—
EQUITY SECURITIES
Common stocks
Public utilities	$15,665	$15,665	$—	$—
Energy	13,784	13,784	—	—
Industrials	59,931	59,931	—	—
Consumer goods and services	27,494	27,494	—	—
Health care	25,378	25,378	—	—
Technology, media and telecommunications	16,776	16,776	—	—
Financial services	118,779	118,779	—	—
Nonredeemable preferred stocks	5,371	4,776	—	595
Total Equity Securities	$283,178	$282,583	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$17,739	$17,739	$—	$—
Corporate-Owned Life Insurance	$5,976	$—	$5,976	$—
Total Assets Measured at Fair Value	$2,027,530	$304,353	$1,721,588	$1,589

December 31, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,418	$—	$27,418	$—
U.S. government agency	214,682	—	214,682	—
States, municipalities and political subdivisions
General obligations
Midwest	95,212	—	95,212	—
Northeast	37,655	—	37,655	—
South	113,911	—	113,911	—
West	107,841	—	107,841	—
Special revenue
Midwest	140,764	—	140,764	—
Northeast	61,948	—	61,948	—
South	235,809	—	235,809	—
West	142,920	—	142,920	—
Foreign bonds	9,716	—	9,716	—
Public utilities	56,059	—	56,059	—
Corporate bonds
Energy	28,648	—	28,648	—
Industrials	53,085	—	53,085	—
Consumer goods and services	53,646	—	53,646	—
Health care	16,658	—	16,658	—
Technology, media and telecommunications	26,176	—	26,176	—
Financial services	79,349	—	79,099	250
Mortgage-backed securities	7,424	—	7,424	—
Collateralized mortgage obligations
Government national mortgage association	76,701	—	76,701	—
Federal home loan mortgage corporation	107,623	—	107,623	—
Federal national mortgage association	52,748	—	52,748	—
Asset-backed securities	3,495	—	2,829	666
Total Available-for-Sale Fixed Maturities	$1,749,488	$—	$1,748,572	$916
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at June 30, 2019 and December 31, 2018 was reasonable.
For the three- and six-month periods ended June 30, 2019, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the three- and six-month periods ended June 30, 2019, there were no securities transferred between Level 1 and Level 2.

Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and six-month periods ended June 30, 2019, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at March 31, 2019	$250	$701	$595	$1,546
Net unrealized gains(1)	—	43	—	43
Balance at June 30, 2019	$250	$744	$595	$1,589
(1) Net unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2019	$250	$666	$595	$1,511
Net unrealized gains(1)	—	78	—	78
Balance at June 30, 2019	$250	$744	$595	$1,589
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2019 and December 31, 2018:

Commercial Mortgage Loans
	June 30, 2019	December 31, 2018
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$27,940	$25,828
65%-75%	8,496	—
Total amortized cost	$36,436	$25,828
Valuation allowance	(62)	(46)
Total mortgage loans	$36,374	$25,782

Mortgage Loans by Region
	June 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	8.9%	$3,244	12.6%
Southern Atlantic	6,652	18.3	6,652	25.8
East South Central	4,899	13.4	4,975	19.3
New England	6,588	18.1	6,588	25.4
Middle Atlantic	12,825	35.2	4,369	16.9
Mountain	2,227	6.1	—	—
Total mortgage loans at amortized cost	$36,436	100.0%	$25,828	100.0%

Mortgage Loans by Property Type
	June 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,245	8.9%	$3,244	12.6%
Office	11,551	31.7	11,627	45.0
Retail	2,227	6.1	—	—
Mixed use/Other	19,413	53.3	10,957	42.4
Total mortgage loans at amortized cost	$36,436	100.0%	$25,828	100.0%

The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2019 there were no mortgage loan impairments.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2019 and December 31, 2018 (net of reinsurance amounts):

	June 30, 2019	December 31, 2018
Gross liability for losses and loss settlement expenses at beginning of year	$1,312,483	$1,224,183
Ceded losses and loss settlement expenses	(57,094)	(59,871)
Net liability for losses and loss settlement expenses at beginning of year	$1,255,389	$1,164,312
Losses and loss settlement expenses incurred for claims occurring during
Current year	$379,507	$785,778
Prior years	4,742	(54,167)
Total incurred	$384,249	$731,611
Losses and loss settlement expense payments for claims occurring during
Current year	$125,106	$306,032
Prior years	222,102	334,502
Total paid	$347,208	$640,534
Net liability for losses and loss settlement expenses at end of year	$1,292,430	$1,255,389
Ceded loss and loss settlement expenses	49,236	57,094
Gross liability for losses and loss settlement expenses at end of period	$1,341,666	$1,312,483

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

For the three-month period ended June 30, 2019, the majority of unfavorable development came from commercial liability with a partial offset coming primarily from favorable development in workers compensation and commercial fire and allied lines. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this three-month period. For the six-month period ended June 30, 2019, the majority of unfavorable development came from commercial liability with a partial offset coming primarily from favorable development in workers compensation, and fidelity and surety. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this six-month period. The unfavorable development in both periods in commercial liability was primarily from prior year reserve strengthening on auto liability and other liability claims.

For the three-month period ended June 30, 2018, the majority of favorable development came from two lines, workers compensation and reinsurance assumed with a partial offset coming from unfavorable development for commercial fire and allied lines and commercial other liability. All other lines combined also contributed some overall favorable development during this three-month period. For the six-month period ended June 30, 2018, the majority of favorable development came from three lines: commercial automobile, workers compensation, and commercial other liability. All other lines combined also contributed overall favorable development and only one line, reinsurance assumed, provided any unfavorable development during this six-month period. The favorable development is attributable to our continued litigation management efforts as well as favorable runoff of reserves for general loss adjustment expenses.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2019	2018	2019	2018

Net periodic benefit cost
Service cost	$1,997	$2,175	$456	$750
Interest cost	2,080	1,875	318	502
Expected return on plan assets	(2,696)	(2,626)	—	—
Amortization of prior service credit	—	—	(2,221)	(1,352)
Amortization of net loss	901	1,072	224	589
Net periodic benefit cost	$2,282	$2,496	$(1,223)	$489

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2019	2018	2019	2018

Net periodic benefit cost
Service cost	$3,994	$4,350	$912	$1,499
Interest cost	4,160	3,750	637	1,004
Expected return on plan assets	(5,392)	(5,251)	—	—
Amortization of prior service credit	—	—	(4,242)	(2,704)
Amortization of net loss	1,802	2,143	447	1,178
Net periodic benefit cost	$4,564	$4,992	$(2,246)	$977

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we expected to contribute $4,000 to the pension plan in 2019. For the six-month period ended June 30, 2019, we contributed $2,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2019, there were 809,310 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Options granted prior to March 2017 vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. Options granted after March 2017 vest and are exercisable in installments of 33.3 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of UFG's common stock on the date of the grant. Restricted stock units fully vest after 3 years or 5 years from the date of grant, unless accelerated upon the approval of the Board of Directors, at which time UFG common stock will be issued to the awardee.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2019	From Inception to June 30, 2019
Beginning balance	890,857	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(117,553)	(3,140,620)
Number of awards forfeited or expired	36,006	549,930
Ending balance	809,310	809,310
Number of option awards exercised	90,723	1,415,337
Number of unrestricted stock awards granted	—	9,370
Number of restricted stock awards vested	42,425	100,618

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2019, we had 34,863 authorized shares available for future issuance.
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
The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2019	From Inception to June 30, 2019
Beginning balance	49,163	300,000
Number of awards granted	(14,300)	(289,140)
Number of awards forfeited or expired	—	24,003
Ending balance	34,863	34,863
Number of option awards exercised	1,131	119,092
Number of restricted stock awards vested	—	71,541

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $1,357 and $1,437, respectively. For the six-month periods ended June 30, 2019 and 2018, we recognized stock-based compensation expense of $4,045 and $2,718, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2019, we had $8,114 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2019 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2019	$2,650
2020	3,614
2021	1,672
2022	178
2023	—
Total	$8,114

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2019		2018
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(4,196)	$(4,196)	$157	$157
Weighted-average common shares outstanding	25,210,354	25,210,354	24,976,563	24,976,563
Add dilutive effect of restricted stock unit awards	—	—	—	281,654
Add dilutive effect of stock options	—	—	—	353,556
Weighted-average common shares outstanding	25,210,354	25,210,354	24,976,563	25,611,773
Earnings (loss) per common share from continuing operations	$(0.17)	$(0.17)	$0.01	$0.01
Earnings (loss) per common share	$(0.17)	$(0.17)	$0.01	$0.01
Awards excluded from diluted earnings per share calculation(1)	—	63,897	—	2,681

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

The components of basic and diluted earnings per share were as follows for the six-month periods ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2019		2018
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$40,325	$40,325	$20,521	$20,521
Weighted-average common shares outstanding	25,170,877	25,170,877	24,946,335	24,946,335
Add dilutive effect of restricted stock unit awards	—	257,810	—	281,654
Add dilutive effect of stock options	—	231,116	—	354,719
Weighted-average common shares outstanding	25,170,877	25,659,803	24,946,335	25,582,708
Earnings per common share from continuing operations	$1.60	$1.57	$0.82	$0.80
Earnings (loss) per common share from discontinued operations	—	—	(0.08)	(0.07)
Gain on sale of discontinued operations, net of taxes	—	—	1.10	1.07
Earnings per common share	$1.60	$1.57	$1.84	$1.80
Awards excluded from diluted earnings per share calculation(1)	—	63,897	—	2,681

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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

There was no outstanding balance on the Credit Agreement at June 30, 2019 and 2018, respectively. For the six-month periods ended June 30, 2019 and 2018, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at June 30, 2019.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2019	16,956	(20,261)	$(3,305)
Change in accumulated other comprehensive income before reclassifications	22,592	—	22,592
Reclassification adjustments from accumulated other comprehensive income (loss)	(30)	888	858
Balance as of June 30, 2019	$39,518	$(19,373)	$20,145
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2019	(9,323)	(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	48,941	—	48,941
Reclassification adjustments from accumulated other comprehensive income (loss)	(100)	1,776	1,676
Balance as of June 30, 2019	$39,518	$(19,373)	$20,145
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
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the close date, the Company has received $717 as part of the TSA agreement.
Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2019	2018	2019	2018

Revenues
Net premiums earned	$—	$—	$—	$13,003
Investment income, net of investment expenses	—	—	—	12,663
Net realized investment gains (losses)	—	—	—	(1,057)
Other income	—	—	—	146
Total revenues	$—	$—	$—	$24,755

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$—	$—	$10,823
Increase in liability for future policy benefits	—	—	—	5,023
Amortization of deferred policy acquisition costs	—	—	—	1,895
Other underwriting expenses	—	—	—	3,864
Interest on policyholders’ accounts	—	—	—	4,499
Total benefits, losses and expenses	$—	$—	$—	$26,104

Income (loss) from discontinued operations before income taxes	$—	$—	$—	$(1,349)
Federal income tax expense	—	—	—	563
Net income (loss) from discontinued operations	$—	$—	$—	$(1,912)
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$—	(0.08)
Diluted	—	—	—	(0.07)

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

NOTE 12. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2019, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The components of our operating leases were as follows:

As of June 30, 2019

Components of lease expense:
Operating lease expense	$3,820
Less sublease income	252
Net lease expense	3,568
Cash flows information related to leases:
Operating cash outflow from operating leases	3,608

Balance sheet information for operating leases:	As of June 30, 2019

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$18,398
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	18,884
Right-of-use assets obtained in exchange for new operating lease liabilities	467
Weighted average remaining lease term	3.50
Weighted average discount rate	4.80%

Maturities of lease liabilities:	As of June 30, 2019
2019	$3,800
2020	7,258
2021	5,256
2022	2,374
2023	1,293
Thereafter	298
Total lease payments	20,279
Less imputed interest	(1,395)
Lease liability	$18,884

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

Geographic Concentration

For the six-month period ended June 30, 2019, approximately 47.6 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2019	2018	%	2019	2018	%
Revenues
Net premiums earned	$276,486	$256,853	7.6%	$538,800	$502,020	7.3%
Investment income, net of investment expenses	14,120	17,249	(18.1)	30,632	30,741	(0.4)
Net realized investment gains (losses)
Change in the value of equity securities	12,499	305	NM	37,133	(8,883)	NM
All other net realized gains	1,092	992	10.1	3,171	2,316	36.9
Net realized investment gains (losses)	13,591	1,297	NM	40,304	(6,567)	NM
Total revenues	$304,197	$275,399	10.5%	$609,736	$526,194	15.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$220,009	$189,146	16.3%	$384,249	$333,874	15.1%
Amortization of deferred policy acquisition costs	54,795	50,810	7.8	107,014	100,449	6.5
Other underwriting expenses	33,964	37,252	(8.8)	68,367	72,107	(5.2)
Total benefits, losses and expenses	$308,768	$277,208	11.4%	$559,630	$506,430	10.5%

Income (loss) from continuing operations before income taxes	$(4,571)	$(1,809)	152.7	$50,106	$19,764	153.5%
Federal income tax expense (benefit)	(375)	(1,966)	(80.9)	9,781	(757)	NM
Net income (loss) from continuing operations	$(4,196)	$157	NM	$40,325	$20,521	96.5%
Loss from discontinued operations, net of tax	—	—	—%	—	(1,912)	(100.0)%
Gain on sale of discontinued operations, net of tax	—	—	—%	—	27,307	(100.0)%
Net income (loss)	$(4,196)	$157	NM	$40,325	$45,916	(12.2)%

GAAP Ratios:
Net loss ratio (without catastrophes)	71.6%	67.7%	5.8%	66.5%	62.8%	5.9%
Catastrophes - effect on net loss ratio	8.0	5.9	35.6%	4.8	3.7	29.7%
Net loss ratio(1)	79.6%	73.6%	8.2%	71.3%	66.5%	7.2%
Expense ratio(2)	32.1	34.3	(6.4)%	32.6	34.4	(5.2)%
Combined ratio(3)	111.7%	107.9%	3.5%	103.9%	100.9%	3.0%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2019:

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2019, net loss was $4.2 million compared to net income of $0.2 million for the same period of 2018. In the three-month period ended June 30, 2019, an increase in catastrophe losses and unfavorable prior year reserve development were partially offset by an increase in realized gains on equity securities and an increase in net earned premiums. Net premiums earned increased to $276.5 million compared to $256.9 million for the same period of 2018 primarily due to rate increases, premium audits and endorsements.

For the six-month period ended June 30, 2019, net income was $40.3 million compared to net income of $45.9 million for the same period of 2018. In the six-month period ended June 30, 2019, there was an increase in net premiums earned and net realized gains on equity securities, partially offset by an increase in losses and loss settlement expenses driven by unfavorable prior year reserve development and an increase in catastrophe losses. Net premiums earned increased to $538.8 million compared to $502.0 million for the same period of 2018 primarily due to rate increases, premium audits and endorsements.

Investment income decreased by $3.1 million and $0.1 million during the three- and six-month periods ended June 30, 2019 compared to the same periods of 2018. The change in net investment income for the three-month period ended June 30, 2019 was due to lower appreciation in the value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions. The change in net investment income for the six-month period ended June 30, 2019 was relatively flat due to assets under management remaining relatively flat for the year.

The increase in net realized investment gains of $12.3 million was primarily due to strong equity markets during the three-month period ended June 30, 2019, which resulted in an increase in the value of equity securities of $12.5 million compared to an increase of $0.3 million during the same period of 2018. For the six-month period ended June 30, 2019, the increase in net realized investment gains of $46.9 million was primarily due to an increase in the value of equity securities of $37.1 million compared to a decrease of $8.9 million in the same period of 2018.

Losses and loss settlement expenses increased by 16.3 percentage points during the three-month period ended June 30, 2019 compared to the same period of 2018. Losses and loss settlement expenses increased by 15.1 percentage points during the six-month period ended June 30, 2019 compared to the same period of 2018. The increase in both periods was primarily due to unfavorable prior year reserve development from reserve strengthening in our commercial auto and commercial liability lines of business in our Gulf Coast region.

The combined ratio increased 3.8 percentage points and 3.0 percentage points to 111.7 percent and 103.9 percent for the three- and six-month periods ended June 30, 2019, compared to 107.9 percent and 100.9 percent for the same periods of 2018. The increase in the combined ratio in the three- and six-month periods ended June 30, 2019 was primarily driven by an increase in the GAAP loss ratio from a combination of increased catastrophe losses and unfavorable prior year reserve development partially offset by a decrease in the expense ratio.

Pre-tax catastrophe losses in the second quarter of 2019 were higher compared to the second quarter of 2018, with catastrophe losses adding 8.0 percentage points to the combined ratio in 2019 compared to 5.9 percentage points in 2018. Our historical average for second quarter is 10.9 percentage points added to the combined ratio. Year-to-date, catastrophe losses added 4.8 percentage points in 2019 compared to 3.7 percentage points in 2018.

The GAAP net loss ratio excluding catastrophe losses deteriorated by 3.9 percentage points and 3.7 percentage points to 71.6 percent and 66.5 percent in the three- and six-month periods ended June 30, 2019, respectively, as compared to the same period of 2018, primarily due to unfavorable prior year reserve development in 2019 as previously mentioned. Excluding the impact of prior year development, our core loss ratio improved 3.5 percentage points and 6.8 percentage points, respectively, for the three- and six-month periods ended June 30, 2019, as compared to the same periods of 2018.

The expense ratio was 32.1 percent and 32.6 percent, respectively, for the three- and six-month periods ended June 30, 2019, a decrease of 2.2 percentage points and 1.8 percentage points, respectively, as compared with the same periods of 2018. The decrease in the three- and six-month periods ended June 30, 2019 was primarily due to a decrease in employee benefit accruals and expenses due to post-retirement benefit plan amendments made at the end of 2018 and capitalization of development expenses for our multi-year Oasis project. The Oasis project is intended to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity.

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

2019 Development

The property and casualty insurance business experienced $9.4 million and $4.7 million, respectively, of unfavorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2019. For the three-month period ended June 30, 2019 the majority of unfavorable development was from commercial liability with $17.5 million unfavorable development, followed by assumed reinsurance which contributed $2.1 million of unfavorable development. The unfavorable development in commercial liability was primarily from paid loss and an increase in claim reserves along with prior year reserve strengthening on auto liability and other liability claims in our Gulf Coast region. The apparent adverse development for assumed reinsurance is attributed to the acquisition of a new reinsurance program. The loss portfolio transfer of reserves for prior accident years shows up as unfavorable development. All other lines of insurance, in total, contributed $10.2 million of favorable development during the quarter which partially offset the unfavorable development from commercial liability and assumed reinsurance. For the six-month period ended June 30, 2019 the majority of unfavorable development was from commercial liability with $16.0 million unfavorable development, followed by commercial fire and allied lines which contributed $2.4 million unfavorable development and then assumed reinsurance which contributed $1.2 million of unfavorable development. The unfavorable development in commercial liability was primarily from prior year reserve strengthening on auto liability and other liability claims in our Gulf Coast region. Commercial fire and allied lines developed unfavorably due to an increase in paid loss. Reductions in unpaid claim reserves did not fully offset paid loss, but loss adjustment expense did provide a partial offset to the loss development by contributing favorable development. The apparent adverse development for assumed reinsurance is attributed to the acquisition of a new reinsurance program which was noted when discussing quarterly results above. All other lines of insurance, in total, contributed $14.9 million of favorable development during the year, which partially offset unfavorable development from commercial liability, commercial fire and allied and assumed reinsurance.

2018 Development

The property and casualty insurance business experienced $10.3 million of favorable development and $48.4 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2018, respectively. For the three-month period ended June 30, 2018, the two lines contributing the majority of favorable development were workers compensation with $10.5 million favorable development and reinsurance assumed with $3.2 million favorable development. During the three-month period ended June 30, 2018 three individual lines experienced unfavorable development, which totaled $6.0 million. Essentially all of the unfavorable development came from two lines: commercial fire and allied lines, with $3.7 million unfavorable development, and commercial other liability, with $2.3 million unfavorable development. For the six-month period ended June 30, 2018 the majority of favorable development came from three lines: commercial automobile with $15.0 million favorable development: workers compensation with $14.5 million favorable development; and commercial other liability, with $12.7 million favorable development. During the six-month period ended June 30, 2018, the only line with unfavorable development was reinsurance assumed, with $1.2 million unfavorable development. The favorable development was attributable to our continued litigation management efforts as well as favorable runoff of reserves for reported claims, reserves for incurred but not reported claims, and reserves for general loss adjustment expenses.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2019, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2019			2018
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$79,452	$57,582	72.5%	$76,309	$38,503	50.5%
Fire and allied lines	60,615	55,851	92.1	57,996	51,101	88.1
Automobile	78,472	69,766	88.9	69,709	66,090	94.8
Workers compensation	22,621	9,378	41.5	23,633	17,002	71.9
Fidelity and surety	6,146	(650)	(10.6)	5,742	291	5.1
Miscellaneous	436	99	22.7	428	193	45.1
Total commercial lines	$247,742	$192,026	77.5%	$233,817	$173,180	74.1%

Personal lines
Fire and allied lines	$10,302	$14,386	139.6%	$10,396	$9,359	90.0%
Automobile	7,698	6,809	88.5	7,227	6,213	86.0
Miscellaneous	307	552	179.8	301	(167)	(55.5)
Total personal lines	$18,307	$21,747	118.8%	$17,924	$15,405	85.9%
Reinsurance assumed	$10,437	$6,236	59.7%	$5,112	$561	11.0%
Total	$276,486	$220,009	79.6%	$256,853	$189,146	73.6%

Six Months Ended June 30,	2019			2018
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$157,879	$95,857	60.7%	$151,902	$63,806	42.0%
Fire and allied lines	119,789	92,637	77.3	115,395	85,330	73.9
Automobile	153,706	140,337	91.3	136,403	120,037	88.0
Workers compensation	44,496	15,323	34.4	46,974	29,062	61.9
Fidelity and surety	12,521	(901)	(7.2)	11,215	949	8.5
Miscellaneous	863	—	—	853	377	44.2
Total commercial lines	$489,254	$343,253	70.2%	$462,742	$299,561	64.7%

Personal lines
Fire and allied lines	$20,522	$20,668	100.7%	$20,834	$16,760	80.4%
Automobile	15,180	12,476	82.2	14,236	11,970	84.1
Miscellaneous	608	484	79.6	596	(272)	(45.6)
Total personal lines	$36,310	$33,628	92.6%	$35,666	$28,458	79.8%
Reinsurance assumed	$13,236	$7,368	55.7%	$3,612	$5,855	162.1%
Total	$538,800	$384,249	71.3%	$502,020	$333,874	66.5%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 22.0 and 18.7 percentage points, respectively, in the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018. The deterioration in both periods is primarily due to prior year unfavorable reserve development in our Gulf Coast region.

•
Commercial automobile - The net loss ratio improved 5.9 and deteriorated 3.3 percentage points, respectively, in the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018. The quarterly improvement is attributable to loss adjustment expense which saw favorable changes for both the paid amount and the reserve for unpaid loss adjustment expense while incurred loss was essentially unchanged. The year-to-date deterioration is primarily attributable to prior year reserve strengthening in our Gulf Coast region and to a lesser extent, an increase in paid losses.

•
Workers compensation - The net loss ratio improved 30.4 and 27.5 percentage points, respectively, in the three- and six-month periods ended June 30, 2019 compared to the same periods of 2018. This improvement is attributable to a decrease in severity of losses over $0.5 million.

•
Fidelity and surety - The net loss ratio improved 15.7 and 15.7 percentage points, respectively, in the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018. The improvement is attributable to favorable changes for paid loss and paid loss adjustment expense, both of which were lower for 2019 vs. 2018 because 2018 had experienced significant payments for a large single claim.

•
Personal fire and allied lines -The net loss ratio deteriorated 49.6 and 20.3 percentage points, respectively, in the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018. The deterioration is attributable to significantly more storm claims in 2019 vs. 2018 which increased paid loss and also reserves for unpaid claims.

•
Reinsurance assumed - The net loss ratio deteriorated 48.7 and improved 106.4 percentage points, respectively, in the three- and six-month periods ended June 30, 2019, compared to the same periods of 2018. Comparisons of results for 2019 vs. 2018 need to consider effects of a new reinsurance program which resulted in a portfolio transfer of premiums and reserves for prior accident years in the second quarter of 2019.

Financial Condition

Stockholders' equity increased to $968.3 million at June 30, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $40.3 million and an increase in net unrealized investment gains of $48.8 million, net of tax, partially offset by shareholder dividends of $16.1 million.

At June 30, 2019, the book value per share of our common stock was $38.36. During the six-month period ended June 30, 2019, 1,507 shares of common stock were repurchased for a total of $69. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 2,114,693 shares of our common stock as of June 30, 2019.

Discontinued Operations Results

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Revenues
Net premiums earned	$—	$—	$—	$13,003
Investment income, net of investment expenses	—	—	—	12,663
Net realized investment gains (losses)	—	—	—	(1,057)
Other income	—	—	—	146
Total revenues	$—	$—	$—	$24,755

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$—	$—	$10,823
Increase in liability for future policy benefits	—	—	—	5,023
Amortization of deferred policy acquisition costs	—	—	—	1,895
Other underwriting expenses	—	—	—	3,864
Interest on policyholders' accounts	—	—	—	4,499
Total benefits, losses and expenses	$—	$—	$—	$26,104

Loss from discontinued operations, before income taxes	$—	$—	$—	$(1,349)

The sale of our discontinued operations closed on March 30, 2018, and therefore no income attributable to that business was earned in the first and second quarter of 2019. For the six-month period ended June 30, 2018, our discontinued operations had a loss before income taxes of $1.3 million.

Investment Portfolio

Our invested assets totaled $2.1 billion at June 30, 2019, compared to $2.1 billion at December 31, 2018, an increase of $13.8 million. At June 30, 2019, fixed maturity securities and equity securities made up 82.4 percent and 13.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at June 30, 2019 is presented at carrying value in the following table:

	Total
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,703,319	81.6%
Trading securities	17,143	0.8
Equity securities	283,178	13.6
Mortgage loans	36,374	1.7
Other long-term investments	47,772	2.3
Short-term investments	175	—
Total	$2,087,961	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both June 30, 2019 and December 31, 2018, we classified $1.7 billion, or 99.0 percent, and $1.7 billion, or 99.2 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2019 and December 31, 2018, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at June 30, 2019 and December 31, 2018. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2019		December 31, 2018
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$676,966	39.3%	$734,471	41.7%
AA	689,927	40.1	684,863	38.9
A	176,984	10.3	178,282	10.1
Baa/BBB	164,462	9.6	157,349	8.9
Other/Not Rated	12,123	0.7	7,763	0.4
	$1,720,462	100.0%	$1,762,728	100.0%

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

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations decreased by 18.1% percent and 0.4% in the three- and six-month periods ended June 30, 2019, compared with the same period of 2018. The change in net investment income for the three-month period ended June 30, 2019 was due to lower appreciation in the value of our investments in limited liability partnerships and not due to a change in our investment philosophy. The valuation of these investments in limited liability partnerships varies from period to period due to current equity market conditions, specifically related to financial institutions.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2019, the change in value of our investments in limited liability partnerships from continuing operations resulted in investment income of $0.1 million and $2.6 million, respectively, as compared to an increase of $3.1 million and $4.5 million, respectively, in investment income in the same periods of 2018. This resulted in a decrease of $3.0 million and $1.9 million, respectively, in investment income in the three- and six-month periods ended June 30, 2019.
Our net realized investment gains were $13.6 million and $40.3 million, respectively, during the three- and six-month periods ended June 30, 2019, as compared with net realized investment gains of $1.3 million and net realized investment losses of $6.6 million in the same period of 2018. $12.2 million of the $12.3 million change in the three-month period ended June 30, 2019 as compared to the same period in 2018 is due to the change in the fair value of equity securities. $46.0 million of the $46.9 million change in the six-month period ended June 30, 2019 as compared to the same period in 2018 is due to the change in the fair value of equity securities.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at June 30, 2019 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at June 30, 2019 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high-quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the six-month periods ended June 30, 2019 and 2018, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2019 and 2018 from continuing and discontinued operations:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2019	2018
Cash provided by (used in)
Operating activities	$36,276	$65,647
Investing activities	62,600	(27,677)
Financing activities	(14,546)	(25,873)
Net increase in cash and cash equivalents	$84,330	$12,097
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the six-month periods ended June 30, 2019 and 2018 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $36.3 million and $65.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $279.4 million, or 16.2 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2019, our cash and cash equivalents included $17.7 million related to these money market accounts, compared to $3.3 million at December 31, 2018.

Net cash flows provided by investing activities was $62.6 million and used by investing activities was $27.7 million for the six-month periods ended June 30, 2019 and 2018, respectively. For the six-month periods ended June 30, 2019 and 2018, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations of $150.6 million and $90.5 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the six-month period ended June 30, 2018.
Our cash outflows for investment purchases from continuing operations were $67.1 million for the six-month period ended June 30, 2019, compared to $395.5 million for the same period of 2018.
Financing Activities
Net cash flows used in financing activities from continuing operations was $14.5 million for the six-month period ended June 30, 2019 which increased $0.2 million compared to $14.3 million used in the six-month period ended June 30, 2018.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a credit agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of June 30, 2019 and 2018, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility."
Dividends
Dividends paid to shareholders totaled $16.1 million and $14.7 million in the six-month periods ended June 30, 2019 and 2018, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2019, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $109.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased 9.0 percent to $968.3 million at June 30, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $40.3 million and an increase in net unrealized investment gains of $48.8 million, net of tax, during the first six months of 2019, partially offset by shareholder dividends of $16.1 million. At June 30, 2019, the book value per share of our common stock was $38.36 compared to $35.40 at December 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $17.8 million at June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
ISO catastrophes	$19,549	$15,111	$23,095	$18,549
Non-ISO catastrophes (1)	2,456	4	2,541	(73)
Total catastrophes	$22,005	$15,115	$25,636	$18,476
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2019, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2019 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2019:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2019 - 4/30/2019	—	$—	—	2,116,200
5/1/2019 - 5/31/2019	1,507	45.93	1,507	2,114,693
6/1/2019 - 6/30/2019	—	—	—	2,114,693
Total	1,507	$45.93	1,507	2,114,693
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August, 2020. As of June 30, 2019 we remained authorized to repurchase 2,114,693 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL(Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six-months ended June 30, 2019 and 2018; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and six-months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the three- and six-months ended June 30, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

August 7, 2019	August 7, 2019
(Date)	(Date)