Form 10-Q
period 2019-09-30
UNITED FIRE GROUP INC
filed 2019-11-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

As of November 4, 2019, 25,031,726 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2019

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,663,984 in 2019 and $1,761,289 in 2018)	$1,729,286	$1,749,488
Trading securities, at fair value (amortized cost $12,627 in 2019 and $11,277 in 2018)	16,880	13,240
Equity securities at fair value (cost $65,393 in 2019 and $64,819 in 2018)	292,743	248,361
Mortgage loans	36,312	25,782
Other long-term investments	49,989	37,077
Short-term investments	175	175
	2,125,385	2,074,123
Cash and cash equivalents	129,708	64,454
Accrued investment income	15,604	15,774
Premiums receivable (net of allowance for doubtful accounts of $1,238 in 2019 and $785 in 2018)	387,617	346,825
Deferred policy acquisition costs	98,500	92,796
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $42,240 in 2019 and $39,894 in 2018)	121,288	97,194
Reinsurance receivables and recoverables	57,673	61,337
Prepaid reinsurance premiums	7,950	7,063
Deferred tax asset	—	912
Income taxes receivable	12,006	15,035
Goodwill and intangible assets	22,720	23,252
Other assets	35,578	17,933
TOTAL ASSETS	$3,014,029	$2,816,698
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,360,539	$1,312,483
Unearned premiums	528,214	492,918
Accrued expenses and other liabilities	136,861	122,922
Deferred tax liability	24,247	—
TOTAL LIABILITIES	$2,049,861	$1,928,323
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,081,726 and 25,097,408 shares issued and outstanding in 2019 and 2018, respectively	$25	$25
Additional paid-in capital	202,504	203,350
Retained earnings	728,536	715,472
Accumulated other comprehensive income (loss), net of tax	33,103	(30,472)
TOTAL STOCKHOLDERS’ EQUITY	$964,168	$888,375
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,014,029	$2,816,698
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2019	2018	2019	2018
Revenues
Net premiums earned	$274,942	$264,747	$813,742	$766,767
Investment income, net of investment expenses	13,291	13,192	43,923	43,933
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $130 and $257 in 2019 and ($496) and ($655) in 2018; previously included in accumulated other comprehensive income)	9,822	13,971	50,126	7,404
Total revenues	$298,055	$291,910	$907,791	$818,104
Benefits, Losses and Expenses
Losses and loss settlement expenses	$211,752	$193,667	$596,001	$527,541
Amortization of deferred policy acquisition costs	54,828	51,758	161,842	152,207
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,124 and $3,372 in 2019 and $1,661 and $4,982 in 2018; previously included in accumulated other comprehensive income)	36,003	33,887	104,370	105,994
Total benefits, losses and expenses	$302,583	$279,312	$862,213	$785,742
Income (loss) from continuing operations before income taxes	$(4,528)	$12,598	$45,578	$32,362
Federal income tax expense (benefit) (includes reclassifications of $209 and $654 in 2019 and $453 and $1,184 in 2018; previously included in accumulated other comprehensive income)	(2,186)	1,528	7,595	771
Income (loss) from continuing operations	$(2,342)	$11,070	$37,983	$31,591
Income (loss) from discontinued operations, net of taxes	—	—	—	(1,912)
Gain on sale of discontinued operations, net of taxes	—	$—	—	$27,307
Net income (loss)	$(2,342)	$11,070	$37,983	$56,986
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$15,410	$(15,389)	$77,360	$(73,402)
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	$15,410	$(15,389)	$77,360	$(73,402)
Income tax effect	(3,237)	3,232	(16,246)	15,414
Other comprehensive income (loss), after tax, before reclassification adjustments	$12,173	$(12,157)	$61,114	$(57,988)
Reclassification adjustment for net realized investment (gains) losses included in income	$(130)	$496	$(257)	$655
Reclassification adjustment for employee benefit costs included in expense	1,124	1,661	3,372	4,982
Total reclassification adjustments, before tax	$994	$2,157	$3,115	$5,637
Income tax effect	(209)	(453)	(654)	(1,184)
Total reclassification adjustments, after tax	$785	$1,704	$2,461	$4,453
Comprehensive income	$10,616	$617	$101,558	$3,451
Diluted weighted average common shares outstanding	25,176,334	25,626,951	25,643,744	25,607,305
Earnings per common share from continuing operations:
Basic	$(0.09)	$0.44	$1.51	$1.26
Diluted	(0.09)	0.43	1.48	1.23
Earnings per common share:
Basic	$(0.09)	$0.44	$1.51	$2.28
Diluted	(0.09)	0.43	1.48	2.23
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	—	—	44,521	—	44,521
Stock based compensation	70,414	—	3,438	—	—	3,438
Dividends on common stock ($0.31 per share)	—	—	—	(7,797)	—	(7,797)
Change in net unrealized investment appreciation(1)	—	—	—	—	26,279	26,279
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Cumulative effect of change in accounting principle	—	—	—	(513)	—	(513)
Balance, March 31, 2019	25,167,822	$25	$206,788	$751,683	$(3,305)	$955,191

Net income (loss)	—	$—	$—	$(4,196)	$—	$(4,196)
Shares repurchased	(1,507)	—	(69)	—	—	(69)
Stock based compensation	78,885	—	2,252	—	—	2,252
Dividends on common stock ($0.33 per share)	—	—	—	(8,325)	—	(8,325)
Change in net unrealized investment appreciation(1)	—	—	—	—	22,562	22,562
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, June 30, 2019	25,245,200	$25	$208,971	$739,162	$20,145	$968,303

Net income (loss)	—	$—	$—	$(2,342)	$—	$(2,342)
Shares repurchased	(177,249)	—	(8,058)	—	—	(8,058)
Stock based compensation	13,775	—	1,591	—	—	1,591
Dividends on common stock ($0.33 per share)	—	—	—	(8,284)	—	(8,284)
Change in net unrealized investment appreciation(1)	—	—	—	—	12,070	12,070
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, September 30, 2019	25,081,726	$25	$202,504	$728,536	$33,103	$964,168

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Continued) (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2018	24,916,806	$25	$196,334	$608,700	$168,314	$973,373
Net income	—	—	—	45,759	—	45,759
Shares repurchased	(120,372)	—	(5,404)	—	—	(5,404)
Stock based compensation	116,314	—	3,574	—	—	3,574
Dividends on common stock ($0.28 per share)	—	—	—	(6,958)	—	(6,958)
Change in net unrealized investment appreciation(1)	—	—	—	(6,714)	(34,248)	(40,962)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	1,311	1,311
Cumulative effect of change in accounting principle	—	—	—	191,244	(191,244)	—
Balance, March 31, 2018	24,912,748	$25	$194,504	$832,031	$(55,867)	$970,693

Net income	—	$—	$—	$157	$—	$157
Shares repurchased	—	—	—	—	—	—
Stock based compensation	131,219	—	4,938	—	—	4,938
Dividends on common stock ($0.31 per share)	—	—	—	(7,757)	—	(7,757)
Change in net unrealized investment appreciation(1)	—	—	—	—	(4,743)	(4,743)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	1,312	1,312
Balance, June 30, 2018	25,043,967	$25	$199,442	$824,431	$(59,298)	$964,600
Net income	—	$—	$—	$11,070	$—	$11,070
Shares repurchased	—	—	—	—	—	—
Stock based compensation	22,417	—	1,919	—	—	1,919
Dividends on common stock ($3.31 per share)	—	—	—	(82,920)	—	(82,920)
Change in net unrealized investment appreciation(1)	—	—	—	—	(11,765)	(11,765)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	1,312	1,312
Balance, September 30, 2018	25,066,384	25	201,361	752,581	(69,751)	884,216

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Cash Flows From Operating Activities
Net income	$37,983	$56,986
Less net loss from discontinued operations, net of taxes	—	(1,912)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,074	6,518
Depreciation and amortization	4,235	4,015
Stock-based compensation expense	5,248	4,040
Net realized investment (gains) losses	(50,126)	(7,404)
Net cash flows from equity and trading investments	911	21,253
Deferred income tax benefit	8,829	(6,259)
Changes in:
Accrued investment income	170	(3,032)
Premiums receivable	(40,792)	(50,780)
Deferred policy acquisition costs	(5,704)	(7,038)
Reinsurance receivables	3,664	(2,954)
Prepaid reinsurance premiums	(887)	(2,107)
Income taxes receivable	3,029	(4,238)
Other assets	(17,645)	(223)
Losses and loss settlement expenses	48,056	53,894
Unearned premiums	35,296	43,459
Accrued expenses and other liabilities	16,821	(3,654)
Income taxes payable	—	—
Deferred income taxes	(434)	(8,298)
Other, net	437	3,951
Cash from operating activities - continuing operations	18,182	41,143
Cash from operating activities - discontinued operations	—	4,024
Cash from operating activities - gain on sale of discontinued operations	—	(34,851)
Total adjustments	$18,182	$10,316
Net cash provided by operating activities	$56,165	$69,214
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$36,490	$129,865
Proceeds from call and maturity of available-for-sale investments	206,478	101,837
Proceeds from short-term and other investments	3,607	8,527
Proceeds from the sale of discontinued operations	—	276,055
Purchase of available-for-sale investments	(151,528)	(485,656)
Purchase of mortgage loans	(10,723)	(14,896)
Purchase of short-term and other investments	(16,939)	(3,824)
Net purchases and sales of property and equipment	(27,796)	(23,760)
Cash from investing activities - continuing operations	39,589	(11,852)
Cash from investing activities - discontinued operations	—	14,343
Net cash provided by investing activities	$39,589	$2,491
Cash Flows From Financing Activities
Payment of cash dividends	$(24,406)	$(97,635)
Repurchase of common stock	(8,127)	(5,404)
Issuance of common stock	2,033	6,391
Cash from financing activities - continuing operations	(30,500)	(96,648)
Cash from financing activities - discontinued operations	—	(11,547)
Net cash used in financing activities	$(30,500)	$(108,195)
Net Change in Cash and Cash Equivalents	$65,254	$(36,490)
Less: increase in cash and cash equivalents - discontinued operations	—	(6,820)
Net increase in cash and cash equivalents - continuing operations	65,254	(43,310)
Cash and Cash Equivalents at Beginning of Period - Continuing Operations	64,454	95,562
Cash and Cash Equivalents at End of Period - Continuing Operations	$129,708	$52,252
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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, the life insurance business, previously a separate segment, has been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for all periods presented in this Form 10-Q. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-Q have been presented as continuing and discontinued operations, as applicable, unless otherwise noted. For more information, refer to Note 11. Discontinued Operations.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2018, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; loss settlement expenses; and pension and post-retirement benefit obligations.
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

For the nine-month periods ended September 30, 2019 and 2018, we made payments for income taxes totaling $1,556 and $24,055, respectively. We received a tax refund of $5,401 and $1,503 for the nine-month periods ended September 30, 2019 and 2018, respectively.
For the nine-month periods ended September 30, 2019 and 2018, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2019.

Total
Recorded asset at beginning of period	$92,796
Underwriting costs deferred	167,546
Amortization of deferred policy acquisition costs	(161,842)
Recorded asset at September 30, 2019	$98,500

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
We reported consolidated federal income tax expense from continuing operations of $7,595 for the nine-month period ended September 30, 2019 compared to income tax expense from continuing operations and discontinued operations of $8,878 during the same period of 2018. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the effect of tax-exempt municipal bond interest income and non-taxable dividend income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2019 or December 31, 2018. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015. The Internal Revenue Service is conducting an examination of our federal income tax return for the 2017 tax year.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 9. Credit Facility. For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The Company's initial investment and the fair value of the VIE at September 30, 2019 was $7.5 million. The Company's maximum exposure to loss from this VIE is $7.5 million, its carrying value of the investment, and there are no future funding commitments.
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

Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's portfolio of mortgage loan investments, which are carried at amortized cost, the impairment model related to our available-for-sale fixed-maturity portfolio and reinsurance receivables. The Company has developed a time-line for implementing the new guidance and will adopt the new guidance as of January 1, 2020. The Company has identified parameters and performed preliminary test runs of the credit loss model over available-for-sale fixed maturity securities. The Company is in the process of building its model for recognizing credit losses for mortgage loans and reinsurance receivables, as it continues to evaluate moving to an expected loss model. Currently, the Company utilizes an aging method to estimate credit losses on premiums receivable, which is in line with the new guidance. The Company is evaluating the impact of adopting the new guidance and the impact on it's financial position, results of operations, key processes and changes to internal controls.
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
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company will adopt the new guidance as of January 1, 2021. Management currently believes the new guidance will modify existing disclosures, but will not have an impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in held-to-maturity and available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of September 30, 2019 and December 31, 2018, is provided below:

September 30, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$38,863	$225	$26	$39,062
U.S. government agency	110,971	2,821	61	113,731
States, municipalities and political subdivisions
General obligations:
Midwest	86,609	3,079	—	89,688
Northeast	31,159	1,216	—	32,375
South	112,667	3,482	—	116,149
West	105,774	4,807	—	110,581
Special revenue:
Midwest	137,191	6,474	—	143,665
Northeast	60,091	3,129	—	63,220
South	227,301	11,211	—	238,512
West	138,858	6,504	—	145,362
Foreign bonds	4,938	181	—	5,119
Public utilities	62,724	2,779	—	65,503
Corporate bonds
Energy	26,613	1,333	—	27,946
Industrials	53,118	1,803	23	54,898
Consumer goods and services	47,667	2,295	9	49,953
Health care	13,990	704	—	14,694
Technology, media and telecommunications	25,899	1,542	—	27,441
Financial services	97,916	3,846	330	101,432
Mortgage-backed securities	6,649	135	32	6,752
Collateralized mortgage obligations
Government national mortgage association	74,450	3,239	51	77,638
Federal home loan mortgage corporation	125,422	2,507	196	127,733
Federal national mortgage association	71,874	2,377	79	74,172
Asset-backed securities	3,240	483	63	3,660
Total Available-for-Sale Fixed Maturities	$1,663,984	$66,172	$870	$1,729,286

December 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,632	$6	$220	$27,418
U.S. government agency	215,535	896	1,749	214,682
States, municipalities and political subdivisions
General obligations:
Midwest	94,806	1,091	685	95,212
Northeast	37,326	432	103	37,655
South	114,710	754	1,553	113,911
West	107,787	1,229	1,175	107,841
Special revenue:
Midwest	140,025	1,609	870	140,764
Northeast	62,737	452	1,241	61,948
South	237,848	1,669	3,708	235,809
West	143,829	1,294	2,203	142,920
Foreign bonds	9,698	31	13	9,716
Public utilities	56,808	274	1,023	56,059
Corporate bonds
Energy	28,909	43	304	28,648
Industrials	53,867	124	906	53,085
Consumer goods and services	54,323	142	819	53,646
Health care	16,721	42	105	16,658
Technology, media and telecommunications	26,819	35	678	26,176
Financial services	81,286	238	2,175	79,349
Mortgage-backed securities	7,642	14	232	7,424
Collateralized mortgage obligations
Government national mortgage association	78,055	380	1,734	76,701
Federal home loan mortgage corporation	108,403	524	1,304	107,623
Federal national mortgage association	53,267	213	732	52,748
Asset-backed securities	3,256	352	113	3,495
Total Available-for-Sale Fixed Maturities	$1,761,289	$11,844	$23,645	$1,749,488

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at September 30, 2019, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
September 30, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$59,024	$59,242	$4,235	$5,797
Due after one year through five years	253,553	260,509	5,859	8,120
Due after five years through 10 years	490,802	513,962	—	—
Due after 10 years	578,970	605,618	2,533	2,963
Asset-backed securities	3,240	3,660	—	—
Mortgage-backed securities	6,649	6,752	—	—
Collateralized mortgage obligations	271,746	279,543	—	—
	$1,663,984	$1,729,286	$12,627	$16,880

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$129	$22	$271	$(171)
Trading securities
Change in fair value	43	351	2,290	92
Sales	8	171	100	1,076
Equity securities
Change in fair value	9,692	14,381	46,825	5,498
Sales	(50)	(437)	655	1,426
Mortgage loans	—	—	(15)	—
Real estate	—	(517)	—	(517)
Total net realized investment gains from continuing operations	$9,822	$13,971	$50,126	$7,404
Total net realized investment gains (losses) from discontinued operations	—	—	—	(1,057)
Total net realized investment gains	$9,822	$13,971	$50,126	$6,347

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sales	$—	$105,871	$36,490	$129,865
Gross realized gains	—	—	30	140
Gross realized losses	—	(94)	13	(401)

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $16,880 and $13,240 at September 30, 2019 and December 31, 2018, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $15,987 at September 30, 2019.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2019	2018
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$77,103	$(80,023)
Deferred policy acquisition costs	—	7,274
Income tax effect	(16,192)	15,279
Net unrealized investment depreciation of discontinued operations, sold	—	6,714
Cumulative change in accounting principles	—	(191,244)
Total change in net unrealized investment appreciation, net of tax	$60,911	$(242,000)

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position on a consolidated basis at September 30, 2019 and December 31, 2018. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at September 30, 2019, if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge at September 30, 2019 or at September 30, 2018. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2019	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	3	$8,723	$26	$8,723	$26
U.S. government agency	4	20,889	61	—	—	—	20,889	61
Corporate bonds
Industrials	—	—	—	1	4,011	23	4,011	23
Consumer goods and services	2	1,503	1	1	3,180	8	4,683	9
Financial services	4	15,721	330	—	—	—	15,721	330
Mortgage-backed securities	—	—	—	13	1,713	32	1,713	32
Collateralized mortgage obligations
Government national mortgage association	—	—	—	5	3,249	51	3,249	51
Federal home loan mortgage corporation	7	39,817	150	3	4,999	46	44,816	196
Federal national mortgage association	2	20,654	66	3	1,170	13	21,824	79
Asset-backed securities	—	—	—	1	2,863	63	2,863	63
Total Available-for-Sale Fixed Maturities	19	$98,584	$608	30	$29,908	$262	$128,492	$870

December 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	1	$8,018	$7	5	$14,645	$213	$22,663	$220
U.S. government agency	4	17,907	81	17	80,696	1,668	98,603	1,749
States, municipalities and political subdivisions
General obligations
Midwest	2	2,939	5	7	23,749	680	26,688	685
Northeast	—	—	—	3	12,110	103	12,110	103
South	1	778	2	22	50,174	1,551	50,952	1,553
West	1	1,203	5	16	48,499	1,170	49,702	1,175
Special revenue
Midwest	4	3,892	8	19	43,854	862	47,746	870
Northeast	—	—	—	14	37,629	1,241	37,629	1,241
South	4	4,298	30	45	107,016	3,678	111,314	3,708
West	4	11,115	32	28	69,667	2,171	80,782	2,203
Foreign bonds	1	2,984	13	—	—	—	2,984	13
Public utilities	12	25,781	552	8	17,253	471	43,034	1,023
Corporate bonds
Energy	7	12,556	148	2	4,099	156	16,655	304
Industrials	9	21,970	397	4	11,040	509	33,010	906
Consumer goods and services	14	30,399	527	5	9,554	292	39,953	819
Health care	3	6,203	97	1	345	8	6,548	105
Technology, media and telecommunications	6	12,638	288	5	9,619	390	22,257	678
Financial services	13	30,177	650	13	32,855	1,525	63,032	2,175
Mortgage-backed securities	22	1,539	34	22	4,166	198	5,705	232
Collateralized mortgage obligations
Government national mortgage association	2	3,797	55	22	44,690	1,679	48,487	1,734
Federal home loan mortgage corporation	3	4,541	20	18	38,189	1,284	42,730	1,304
Federal national mortgage association	4	2,107	3	15	38,986	729	41,093	732
Asset-backed securities	1	2,829	113	—	—	—	2,829	113
Total Available-for-Sale Fixed Maturities	118	$207,671	$3,067	291	$698,835	$20,578	$906,506	$23,645

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2019, the cash surrender value of the COLI policies was $6,271, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2019 and December 31, 2018 is as follows:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,729,286	$1,729,286	$1,749,488	$1,749,488
Trading securities	16,880	16,880	13,240	13,240
Equity securities	292,743	292,743	248,361	248,361
Mortgage loans	38,265	36,312	26,021	25,782
Other long-term investments	49,989	49,989	37,077	37,077
Short-term investments	175	175	175	175
Cash and cash equivalents	129,708	129,708	64,454	64,454
Corporate-owned life insurance	6,271	6,271	4,907	4,907

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at September 30, 2019 and December 31, 2018:

September 30, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$39,062	$—	$39,062	$—
U.S. government agency	113,731	—	113,731	—
States, municipalities and political subdivisions
General obligations
Midwest	89,688	—	89,688	—
Northeast	32,375	—	32,375	—
South	116,149	—	116,149	—
West	110,581	—	110,581	—
Special revenue
Midwest	143,665	—	143,665	—
Northeast	63,220	—	63,220	—
South	238,512	—	238,512	—
West	145,362	—	145,362	—
Foreign bonds	5,119	—	5,119	—
Public utilities	65,503	—	65,503	—
Corporate bonds
Energy	27,946	—	27,946	—
Industrials	54,898	—	54,898	—
Consumer goods and services	49,953	—	49,953	—
Health care	14,694	—	14,694	—
Technology, media and telecommunications	27,441	—	27,441	—
Financial services	101,432	—	101,182	250
Mortgage-backed securities	6,752	—	6,752	—
Collateralized mortgage obligations
Government national mortgage association	77,638	—	77,638
Federal home loan mortgage corporation	127,733	—	127,733
Federal national mortgage association	74,172	—	74,172
Asset-backed securities	3,660	—	2,863	797
Total Available-for-Sale Fixed Maturities	$1,729,286	$—	$1,728,239	$1,047
TRADING
Fixed maturities:
Bonds
Corporate bonds
Consumer goods and services	$1,948	$—	$1,948	$—
Health care	5,635	—	5,635	—
Technology, media and telecommunications	3,203	—	3,203	—

Financial services	2,795	—	2,795	—
Redeemable preferred stocks	3,299	3,299	—	—
Total Trading Securities	$16,880	$3,299	$13,581	$—
EQUITY SECURITIES
Common stocks
Public utilities	$16,995	$16,995	$—	$—
Energy	12,824	12,824	—	—
Industrials	59,526	59,526	—	—
Consumer goods and services	29,010	29,010	—	—
Health care	25,314	25,314	—	—
Technology, media and telecommunications	18,339	18,339	—	—
Financial services	124,663	124,663	—	—
Nonredeemable preferred stocks	6,072	5,477	—	595
Total Equity Securities	$292,743	$292,148	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$30,742	$30,742	$—	$—
Corporate-Owned Life Insurance	$6,271	$—	$6,271	$—
Total Assets Measured at Fair Value	$2,076,097	$326,364	$1,748,091	$1,642

December 31, 2018		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$27,418	$—	$27,418	$—
U.S. government agency	214,682	—	214,682	—
States, municipalities and political subdivisions
General obligations
Midwest	95,212	—	95,212	—
Northeast	37,655	—	37,655	—
South	113,911	—	113,911	—
West	107,841	—	107,841	—
Special revenue
Midwest	140,764	—	140,764	—
Northeast	61,948	—	61,948	—
South	235,809	—	235,809	—
West	142,920	—	142,920	—
Foreign bonds	9,716	—	9,716	—
Public utilities	56,059	—	56,059	—
Corporate bonds
Energy	28,648	—	28,648	—
Industrials	53,085	—	53,085	—
Consumer goods and services	53,646	—	53,646	—
Health care	16,658	—	16,658	—
Technology, media and telecommunications	26,176	—	26,176	—
Financial services	79,349	—	79,099	250
Mortgage-backed securities	7,424	—	7,424	—
Collateralized mortgage obligations
Government national mortgage association	76,701	—	76,701	—
Federal home loan mortgage corporation	107,623	—	107,623	—
Federal national mortgage association	52,748	—	52,748	—
Asset-backed securities	3,495	—	2,829	666
Total Available-for-Sale Fixed Maturities	$1,749,488	$—	$1,748,572	$916
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. Our validation process includes a review for unusual fluctuations. Unusual fluctuations outside of our expectations are independently corroborated with additional third-party sources that use similar valuation techniques as discussed above. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at September 30, 2019 and December 31, 2018 was reasonable.
For the three- and nine-month periods ended September 30, 2019, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.

During the three- and nine-month periods ended September 30, 2019, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the three- and nine-month periods ended September 30, 2019, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2019	$250	$744	$595	$1,589
Net unrealized gains(1)	—	53	—	53
Purchases	100	—	—	100
Disposals	(100)	—	—	(100)
Balance at September 30, 2019	$250	$797	$595	$1,642
(1) Net unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2019	$250	$666	$595	$1,511
Net unrealized gains(1)	—	131	—	131
Purchases	100	—	—	—
Disposals	(100)	—	—	—
Balance at September 30, 2019	$250	$797	$595	$1,642
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2019 and December 31, 2018:

Commercial Mortgage Loans
	September 30, 2019	December 31, 2018
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$27,878	$25,828
65%-75%	8,496	—
Total amortized cost	$36,374	$25,828
Valuation allowance	(62)	(46)
Total mortgage loans	$36,312	$25,782

Mortgage Loans by Region
	September 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	8.9%	$3,244	12.6%
Southern Atlantic	6,652	18.3	6,652	25.8
East South Central	4,861	13.4	4,975	19.3
New England	6,588	18.1	6,588	25.4
Middle Atlantic	12,801	35.2	4,369	16.9
Mountain	2,227	6.1	—	—
Total mortgage loans at amortized cost	$36,374	100.0%	$25,828	100.0%

Mortgage Loans by Property Type
	September 30, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$3,245	8.9%	$3,244	12.6%
Office	11,513	31.7	11,627	45.0
Retail	2,227	6.1	—	—
Mixed use/Other	19,389	53.3	10,957	42.4
Total mortgage loans at amortized cost	$36,374	100.0%	$25,828	100.0%

The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2019, there were no mortgage loan impairments.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2019 and December 31, 2018 (net of reinsurance amounts):

	September 30, 2019	December 31, 2018
Gross liability for losses and loss settlement expenses at beginning of year	$1,312,483	$1,224,183
Ceded losses and loss settlement expenses	(57,094)	(59,871)
Net liability for losses and loss settlement expenses at beginning of year	$1,255,389	$1,164,312
Losses and loss settlement expenses incurred for claims occurring during
Current year	$596,771	$785,778
Prior years	(770)	(54,167)
Total incurred	$596,001	$731,611
Losses and loss settlement expense payments for claims occurring during
Current year	$229,274	$306,032
Prior years	316,101	334,502
Total paid	$545,375	$640,534
Net liability for losses and loss settlement expenses at end of year	$1,306,015	$1,255,389
Ceded loss and loss settlement expenses	54,524	57,094
Gross liability for losses and loss settlement expenses at end of period	$1,360,539	$1,312,483

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

For the three-month period ended September 30, 2019 the majority of favorable development came from workers' compensation with a partial offset coming primarily from unfavorable development for commercial liability. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. The unfavorable development for commercial liability is due to paid losses and an increase in loss adjustment expenses. All other lines combined contributed additional overall favorable development during this three-month period. For the nine-month period ended September 30, 2019 the majority of favorable development came from workers' compensation which was more than offset by unfavorable development for commercial liability. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Also, loss adjustment expense contributed favorable development with reductions in reserves more than sufficient to offset payments. The unfavorable development for commercial liability is due to paid losses and an increase in loss adjustment expenses. All other lines combined contributed additional overall favorable development during this nine-month period.

For the three-month period ended September 30, 2018, the majority of unfavorable development came from two lines, commercial liability and commercial automobile with a partial offset coming from favorable development for the three lines of reinsurance assumed, workers' compensation and fidelity and surety. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this three-month period. The unfavorable development for the three-month period ended September 30, 2018 is attributable to latent emergence of commercial automobile claims that increased sufficiently to also generate an umbrella liability claim, as well as a large but independent general liability claim. For the nine-month period ended September 30, 2018 the majority of favorable development came from four lines: workers' compensation, commercial automobile, commercial liability, and reinsurance assumed. Each of the other individual lines also contributed favorable development during this nine-month period (none were unfavorable).
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2019	2018	2019	2018

Net periodic benefit cost
Service cost	$1,997	$2,175	$456	$750
Interest cost	2,080	1,875	319	502
Expected return on plan assets	(2,696)	(2,626)	—	—
Amortization of prior service credit	—	—	(2,221)	(1,352)
Amortization of net loss	901	1,072	224	589
Net periodic benefit cost	$2,282	$2,496	$(1,222)	$489

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2019	2018	2019	2018

Net periodic benefit cost
Service cost	$5,991	$6,525	$1,368	$2,249
Interest cost	6,240	5,625	956	1,506
Expected return on plan assets	(8,088)	(7,877)	—	—
Amortization of prior service credit	—	—	(6,463)	(4,056)
Amortization of net loss	2,703	3,215	671	1,767
Net periodic benefit cost	$6,846	$7,488	$(3,468)	$1,466

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 that we expected to contribute $4,000 to the pension plan in 2019. For the nine-month period ended September 30, 2019, we contributed $4,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2019, there were 817,355 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the

Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2019	From Inception to September 30, 2019
Beginning balance	890,857	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(109,905)	(3,132,972)
Number of awards forfeited or expired	36,403	550,327
Ending balance	817,355	817,355
Number of option awards exercised	104,338	1,428,952
Number of unrestricted stock awards granted	—	9,370
Number of restricted stock awards vested	42,585	100,778

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2019, we had 34,863 authorized shares available for future issuance.
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
The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2019	From Inception to September 30, 2019
Beginning balance	49,163	300,000
Number of awards granted	(14,300)	(289,140)
Number of awards forfeited or expired	—	24,003
Ending balance	34,863	34,863
Number of option awards exercised	1,131	119,092
Number of restricted stock awards vested	—	71,541

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $1,203 and $1,320, respectively. For the nine-month periods ended September 30, 2019 and 2018, we recognized stock-based compensation expense of $5,248 and $4,040, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2019, we had $6,645 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2019 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2019	$1,301
2020	3,525
2021	1,643
2022	176
2023	—
Total	$6,645

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

Prior to the announcement to sell United Life, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance business has six domestic locations from which it conducts its direct business. The life insurance segment operated from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2019		2018
	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(2,342)	$(2,342)	$11,070	$11,070
Weighted-average common shares outstanding	25,176,334	25,176,334	25,052,627	25,052,627
Add dilutive effect of restricted stock unit awards	—	—	—	279,636
Add dilutive effect of stock options	—	—	—	294,688
Weighted-average common shares outstanding	25,176,334	25,176,334	25,052,627	25,626,951
Earnings (loss) per common share from continuing operations	$(0.09)	$(0.09)	$0.44	$0.43
Earnings (loss) per common share	$(0.09)	$(0.09)	$0.44	$0.43
Awards excluded from diluted earnings per share calculation(1)	—	63,897	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2019		2018
	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$37,983	$37,983	$31,591	$31,591
Weighted-average common shares outstanding	25,172,716	25,172,716	24,982,155	24,982,155
Add dilutive effect of restricted stock unit awards	—	249,605	—	279,636
Add dilutive effect of stock options	—	221,423	—	345,514
Weighted-average common shares outstanding	25,172,716	25,643,744	24,982,155	25,607,305
Earnings per common share from continuing operations	$1.51	$1.48	$1.26	$1.23
Earnings (loss) per common share from discontinued operations	—	—	(0.08)	(0.07)
Gain on sale of discontinued operations, net of taxes	—	—	1.10	1.07
Earnings per common share	$1.51	$1.48	$2.28	$2.23
Awards excluded from diluted earnings per share calculation(1)	—	63,897	—	2,681

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

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
There was no outstanding balance on the Credit Agreement at September 30, 2019 and 2018, respectively. For the nine-month periods ended September 30, 2019 and 2018, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the Credit Agreement at September 30, 2019.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2019	39,518	(19,373)	$20,145
Change in accumulated other comprehensive income before reclassifications	12,173	—	12,173
Reclassification adjustments from accumulated other comprehensive income (loss)	(103)	888	785
Balance as of September 30, 2019	$51,588	$(18,485)	$33,103
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2019	(9,323)	(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	61,114	—	61,114
Reclassification adjustments from accumulated other comprehensive income (loss)	(203)	2,664	2,461
Balance as of September 30, 2019	$51,588	$(18,485)	$33,103
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
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the closing date, the Company has received $809 as part of the TSA.
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

NOTE 12. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2019, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The components of our operating leases were as follows:

As of September 30, 2019

Components of lease expense:
Operating lease expense	$5,730
Less sublease income	371
Net lease expense	5,359
Cash flows information related to leases:
Operating cash outflow from operating leases	5,420

Balance sheet information for operating leases:	As of September 30, 2019

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$16,924
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	17,389
Right-of-use assets obtained in exchange for new operating lease liabilities	687
Weighted average remaining lease term	3.27
Weighted average discount rate	4.75%

Maturities of lease liabilities:	As of September 30, 2019
2019	$1,906
2020	7,401
2021	5,262
2022	2,402
2023	1,312
Thereafter	298
Total lease payments	18,581
Less imputed interest	(1,192)
Lease liability	$17,389

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
Our primary sources of revenue are premiums and investment income. Major categories of expenses from our continuing operations include losses and loss settlement expenses, underwriting and other operating expenses.
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

Geographic Concentration

For the nine-month period ended September 30, 2019, approximately 48.3 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Colorado.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Ratios)	2019	2018	%	2019	2018	%
Revenues
Net premiums earned	$274,942	$264,747	3.9%	$813,742	$766,767	6.1%
Investment income, net of investment expenses	13,291	13,192	0.8	43,923	43,933	—
Net realized investment gains (losses)
Change in the value of equity securities	9,692	14,381	(32.6)	46,825	5,498	NM
All other net realized gains (losses)	130	(410)	(131.7)	3,301	1,906	73.2
Net realized investment gains	9,822	13,971	(29.7)	50,126	7,404	NM
Total revenues	$298,055	$291,910	2.1%	$907,791	$818,104	11.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$211,752	$193,667	9.3%	$596,001	$527,541	13.0%
Amortization of deferred policy acquisition costs	54,828	51,758	5.9	161,842	152,207	6.3
Other underwriting expenses	36,003	33,887	6.2	104,370	105,994	(1.5)
Total benefits, losses and expenses	$302,583	$279,312	8.3%	$862,213	$785,742	9.7%

Income (loss) from continuing operations before income taxes	$(4,528)	$12,598	(135.9)	$45,578	$32,362	40.8%
Federal income tax expense (benefit)	(2,186)	1,528	(243.1)	7,595	771	NM
Net income (loss) from continuing operations	$(2,342)	$11,070	(121.2)%	$37,983	$31,591	20.2%
Loss from discontinued operations, net of tax	—	—	—%	—	(1,912)	(100.0)%
Gain on sale of discontinued operations, net of tax	—	—	—%	—	27,307	(100.0)%
Net income (loss)	$(2,342)	$11,070	(121.2)%	$37,983	$56,986	(33.3)%

GAAP Ratios:
Net loss ratio (without catastrophes)	70.0%	68.6%	2.0%	67.8%	64.8%	4.6%
Catastrophes - effect on net loss ratio	7.0	4.6	52.2%	5.5	4.0	37.5%
Net loss ratio(1)	77.0%	73.2%	5.2%	73.3%	68.8%	6.5%
Expense ratio(2)	33.0	32.3	2.2%	32.7	33.7	(3.0)%
Combined ratio(3)	110.0%	105.5%	4.3%	106.0%	102.5%	3.4%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2019:

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2019, net loss was $2.3 million compared to net income of $11.1 million for the same period of 2018. In the three-month period ended September 30, 2019, an increase in losses and loss settlement expenses, and a lower increase in the change in the fair value of equity securities were partially offset by an increase in net premiums earned. Net premiums earned increased to $274.9 million compared to $264.7 million for the same period of 2018 primarily due to rate increases, premium audits and endorsements.

For the nine-month period ended September 30, 2019, net income was $38.0 million compared to net income of $57.0 million for the same period of 2018. In the nine-month period ended September 30, 2019, there was an increase in net premiums earned and net realized gains on equity securities, partially offset by an increase in losses and loss settlement expenses driven by an increase in catastrophe losses and a decrease in favorable prior year reserve development. Net premiums earned increased to $813.7 million compared to $766.8 million for the same period of 2018 primarily due to rate increases, premium audits and endorsements.

Investment income increased by $0.1 million and was flat, respectively, during the three- and nine-month periods ended September 30, 2019 compared to the same periods of 2018.

The decrease in net realized investment gains of $4.1 million was primarily due to a lower increase in the change in the fair value of equity securities during the three-month period ended September 30, 2019. The change in the fair value of equity securities in the three-month period ended September 30, 2019 was $9.7 million compared to an increase of $14.4 million during the same period of 2018. For the nine-month period ended September 30, 2019, the increase in net realized investment gains of $42.7 million was primarily due to an increase in the fair value of equity securities of $46.8 million compared to an increase of $5.5 million in the same period of 2018.

Losses and loss settlement expenses increased by 9.3 percentage points during the three-month period ended September 30, 2019 compared to the same period of 2018 primarily due to an increase in catastrophe losses, an increase in severity of losses and reserves additions in the current accident year, in our commercial auto and liability lines of business. Losses and loss settlement expenses increased by 13.0 percentage points during the nine-month period ended September 30, 2019 compared to the same period of 2018 primarily due to a decrease in favorable prior year reserve development from reserve strengthening in our commercial auto and liability lines of business and an increase in catastrophe losses.

The combined ratio increased 4.5 percentage points and 3.5 percentage points to 110.0 percent and 106.0 percent for the three- and nine-month periods ended September 30, 2019, compared to 105.5 percent and 102.5 percent for the same periods of 2018. The increases in the combined ratios in the three- and nine-month periods ended September 30, 2019 as compared to the same periods in 2018 are primarily driven by an increase in the loss ratio from an increase in catastrophe losses, an increase in severity of losses and reserves additions in the current accident year in our commercial auto and liability lines of business.

Pre-tax catastrophe losses in the third quarter of 2019 were higher compared to the third quarter of 2018, with catastrophe losses adding 7.0 percentage points to the combined ratio in 2019 compared to 4.6 percentage points in 2018. Our 10-year historical average for third quarter is 7.3 percentage points added to the combined ratio. Year-to-date, catastrophe losses added 5.5 percentage points in 2019 compared to 4.0 percentage points in 2018.

The GAAP net loss ratio excluding catastrophe losses deteriorated by 1.4 percentage points and 3.0 percentage points to 70.0 percent and 67.8 percent in the three- and nine-month periods ended September 30, 2019, respectively, as compared to the same period of 2018. The increase in the GAAP net loss ratio in the three-month period ended September 30, 2019 compared to the same period of 2018 is primarily due to an increase in catastrophe losses, an increase in severity of losses and reserves additions in the current accident year in our commercial auto and liability lines of business. The increase in the GAAP net loss ratio in the nine-month period ended September 30, 2019 compared to the same period of 2018 is primarily due to a decrease in favorable prior year reserve development from reserve strengthening in our commercial auto and liability lines of business.

The expense ratio was 33.0 percent and 32.7 percent, respectively, for the three- and nine-month periods ended September 30, 2019, an increase of 0.7 percentage points and a decrease of 1.0 percentage points, respectively, as compared with the same periods of 2018. The increase in the three-month period ended September 30, 2019 was primarily due to quarterly fluctuations in expenses for our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity. The decrease in the nine-month period ended September 30, 2019 was due to a decrease in employee benefit accruals and expenses due to post-retirement benefit plan amendments made at the end of 2018.

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

2019 Development

The property and casualty insurance business experienced $5.5 million and $0.8 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2019, respectively. For the three-month period ended September 30, 2019 the majority of favorable development was from workers' compensation with $14.9 million favorable development, followed by assumed reinsurance which contributed $1.2 million of favorable development. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid losses. The favorable development for assumed reinsurance was primarily from reductions in incurred but not reported ("IBNR") reserves which were more than sufficient to offset paid losses. The favorable development was partially offset by unfavorable development for two lines, primarily from commercial liability which experienced $11.5 million of unfavorable development due to paid loss and loss adjustment expense. Commercial fire and allied lines also contributed $1.1 million of unfavorable development due to paid loss and paid loss adjustment expense. All other lines of insurance, in total, contributed an additional $2.0 million of favorable development during the quarter.

For the nine-month period ended September 30, 2019 the majority of favorable development was from workers' compensation with $26.3 million favorable development, followed by fidelity and surety which was $3.1 million favorable. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid losses; loss adjustment expense also contributed favorable development with reductions in reserves more than sufficient to offset payments. The favorable development for fidelity and surety was from reductions in IBNR reserves, reductions in claim reserves and salvage recoveries. The favorable development was partially offset by unfavorable development for two lines, primarily from commercial liability which experienced $27.4 million of unfavorable development due to paid loss and loss adjustment expense. Commercial fire and allied lines also contributed $3.5 million of unfavorable development due to paid losses. All other lines of insurance, in total, contributed an additional $2.3 million of favorable year-to-date development.

2018 Development

The property and casualty insurance business experienced $0.7 million of unfavorable and $47.7 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2018, respectively. For the three-month period ended September 30, 2018 the two lines contributing the majority of unfavorable development were commercial other liability with $7.5 million unfavorable development and commercial automobile with $6.6 million unfavorable development. The unfavorable development for the three-month period ended September 30, 2018 is attributable to the combination of latent emergence of commercial automobile claims that increased sufficiently to also generate an umbrella liability claim and also a very large but independent general liability claim. During the three-month period ended September 30, 2018 the three lines contributing the majority of favorable development which partially offset the unfavorable development noted above were reinsurance assumed with $6.5 million of favorable development, workers' compensation with $5.4 million of favorable development, and fidelity and surety with $1.6 million of favorable development.

For the nine-month period ended September 30, 2018 the majority of favorable development came from four lines: workers' compensation with $19.9 million favorable development, commercial automobile with $8.4 million favorable development, commercial other liability with $5.2 million favorable development, and reinsurance assumed with $5.5 million of favorable development. During the nine-month period ended September 30, 2018 every individual line experienced favorable development. The favorable development in the nine-month period ended September 30, 2018 is attributable to our continued litigation management efforts as well as favorable runoff of reserves for reported claims, reserves for IBNR claims, and reserve for general loss adjustment expenses.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2019, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2019			2018
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$80,421	$50,656	63.0%	$78,943	$53,581	67.9%
Fire and allied lines	61,628	49,628	80.5	59,056	40,514	68.6
Automobile	80,574	85,227	105.8	72,773	68,892	94.7
Workers' compensation	22,041	3,076	14.0	24,127	17,776	73.7
Fidelity and surety	6,755	1,437	21.3	5,929	1,379	23.3
Miscellaneous	428	63	14.7	436	(29)	(6.7)
Total commercial lines	$251,847	$190,087	75.5%	$241,264	$182,113	75.5%

Personal lines
Fire and allied lines	$10,370	$13,469	129.9%	$10,416	$11,423	109.7%
Automobile	7,870	6,946	88.3	7,450	6,731	90.3
Miscellaneous	312	(130)	(41.7)	307	25	8.1
Total personal lines	$18,552	$20,285	109.3%	$18,173	$18,179	100.0%
Reinsurance assumed	$4,543	$1,380	30.4%	$5,310	$(6,625)	(124.8)%
Total	$274,942	$211,752	77.0%	$264,747	$193,667	73.2%

Nine Months Ended September 30,	2019			2018
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$238,300	$146,513	61.5%	$230,845	$117,387	50.9%
Fire and allied lines	181,417	142,265	78.4	174,451	125,844	72.1
Automobile	234,280	225,564	96.3	209,176	188,929	90.3
Workers' compensation	66,537	18,399	27.7	71,101	46,838	65.9
Fidelity and surety	19,276	536	2.8	17,144	2,328	13.6
Miscellaneous	1,291	63	4.9	1,289	348	27.0
Total commercial lines	$741,101	$533,340	72.0%	$704,006	$481,674	68.4%

Personal lines
Fire and allied lines	$30,892	$34,137	110.5%	$31,250	$28,183	90.2%
Automobile	23,050	19,422	84.3	21,686	18,701	86.2
Miscellaneous	920	354	38.5	903	(247)	(27.4)
Total personal lines	$54,862	$53,913	98.3%	$53,839	$46,637	86.6%
Reinsurance assumed	$17,779	$8,748	49.2%	$8,922	$(770)	(8.6)%
Total	$813,742	$596,001	73.2%	$766,767	$527,541	68.8%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio improved 4.9 and deteriorated 10.6 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The quarterly improvement is attributable to a decrease in losses over $500 thousand and a decrease in products liability IBNR reserves partially offset by an increase in unfavorable prior year reserve development, an increase in paid losses and an increase in auto liability IBNR reserves from an increase in severity. The year-to-date deterioration is primarily attributable to increases in paid losses, paid loss adjustment expense and increase in reserves along with unfavorable prior year reserve development primarily in our Gulf Coast region.

•
Commercial automobile - The net loss ratio deteriorated 11.1 and 6.0 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The deterioration for the quarterly results is attributable primarily to an increase in paid losses as well as an increase in IBNR reserves for the third quarter of 2019 due to an increase in severity of losses compared with an IBNR reserve decrease in 2018. The year-to-date deterioration is primarily attributable increased paid losses and a decrease in prior year favorable reserve development from reserve strengthening in our Gulf Coast region in 2019 as compared to the same period in 2018.

•
Commercial fire and allied lines - The net loss ratio deteriorated 11.9 and 6.3 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The deterioration in both periods is primarily due to an increase in catastrophe losses in 2019 and reserve releases in the same periods in 2018. For the quarter, the deterioration is attributable to changes in IBNR reserves which decreased significantly during the third quarter of 2018 compared to no change during the third quarter of 2019 along with changes in reserves for loss adjustment expense which increased moderately in 2019 compared with a decrease in the same period in 2018. The year-to-date deterioration is primarily attributable to changes in loss IBNR reserves which increased during 2019 compared with no change during the same period in 2018 along with changes in reserves for loss adjustment expense which changed slightly during 2019 compared with a decrease during 2018.

•
Workers' compensation - The net loss ratio improved 59.7 and 38.2 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The improvement in both periods is attributable to the combination of three factors: severity of claims has decreased in 2019 vs. 2018, an increase in favorable prior year reserve development in 2019 vs. 2018 and a decrease in loss adjustment expenses in 2019 vs. 2018

•
Fidelity and surety - The net loss ratio improved 2.0 and 10.8 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The improvement is attributable to favorable changes for paid loss and paid loss adjustment expense, both of which were lower for 2019 vs. 2018 because 2018 experienced significantly more large claim activity.

•
Personal fire and allied lines - The net loss ratio deteriorated 20.2 and 20.3 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The deterioration for both periods is primarily attributable to an increase in paid losses in 2019 and increase in IBNR reserves for 2019 vs. no change in 2018.

•
Reinsurance assumed - The net loss ratio deteriorated 155.2 and 57.8 percentage points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. For the quarter, the deterioration is attributable to changes in IBNR reserves which decreased significantly during the third quarter of 2018 compared to less of a decrease during the third quarter of 2019. Year-to-date comparisons of results for 2019 vs. 2018 need to consider effects of a new reinsurance program which resulted in a portfolio transfer of premiums and reserves for prior accident years in the second quarter of 2019.

Financial Condition

Stockholders' equity increased to $964.2 million at September 30, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $38.0 million and an increase in net unrealized investment gains of $60.9 million, net of tax, partially offset by shareholder dividends of $24.4 million.

At September 30, 2019, the book value per share of our common stock was $38.44. During the nine-month period ended September 30, 2019, 178,756 shares of common stock were repurchased for a total of $8.1 million. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 1,937,444 shares of our common stock as of September 30, 2019.

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

The sale of our discontinued operations closed on March 30, 2018, and therefore no income attributable to that business was earned in the nine-month period ended September 30, 2019. For the nine-month period ended September 30, 2018, our discontinued operations had a loss before income taxes of $1.3 million.

Investment Portfolio

Our invested assets totaled $2.1 billion at September 30, 2019, compared to $2.1 billion at December 31, 2018, an increase of $51.3 million. At September 30, 2019, fixed maturity securities and equity securities made up 82.2 percent and 13.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at September 30, 2019 is presented at carrying value in the following table:

	Continuing Operations
	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,729,286	81.4%
Trading securities	16,880	0.8
Equity securities	292,743	13.8
Mortgage loans	36,312	1.7
Other long-term investments	49,989	2.3
Short-term investments	175	—
Total	$2,125,385	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both September 30, 2019 and December 31, 2018, we classified $1.7 billion, or 99.0 percent, and $1.7 billion, or 99.2 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2019 and December 31, 2018, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale, held-to-maturity and trading security portfolios, by credit rating at September 30, 2019 and December 31, 2018. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2019		December 31, 2018
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$710,279	40.7%	$734,471	41.7%
AA	678,857	38.9	684,863	38.9
A	174,842	10.0	178,282	10.1
Baa/BBB	166,685	9.5	157,349	8.9
Other/Not Rated	15,503	0.9	7,763	0.4
	$1,746,166	100.0%	$1,762,728	100.0%

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

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income from continuing operations increased by 0.8% percent and was flat, respectively, in the three- and nine-month periods ended September 30, 2019, compared with the same periods of 2018.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2019, the change in value of our investments in limited liability partnerships from continuing operations resulted in investment loss of $0.7 million and investment income of $1.9 million, respectively, as compared to an investment loss of $0.6 million and investment income of $3.4 million, respectively, in the same periods of 2018. This resulted in a decrease of $0.1 million and $1.5 million, respectively, in investment income in the three- and nine-month periods ended September 30, 2019.
Our net realized investment gains were $9.8 million and $50.1 million, respectively, during the three- and nine-month periods ended September 30, 2019, as compared with net realized investment gains of $14.0 million and $7.4 million in the same period of 2018. $4.7 million of the $4.1 million change in the three-month period ended September 30, 2019 as compared to the same period in 2018 is due to the change in the fair value of equity securities. $41.3 million of the $42.7 million change in the nine-month period ended September 30, 2019 as compared to the same period in 2018 is due to the change in the fair value of equity securities.
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
Changes in unrealized gains and losses on available-for-sale securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale securities at September 30, 2019 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at September 30, 2019 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high-quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs. In the nine-month periods ended September 30, 2019 and 2018, there were no other-than-temporary impairment write-downs.

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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2019 and 2018 from continuing and discontinued operations:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2019	2018
Cash provided by (used in)
Operating activities	$56,165	$69,214
Investing activities	39,589	2,491
Financing activities	(30,500)	(108,195)
Net increase in cash and cash equivalents	$65,254	$(36,490)
In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2019 and 2018 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $56.2 million and $69.2 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $308.4 million, or 17.7 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2019, our cash and cash equivalents included $30.7 million related to these money market accounts, compared to $3.3 million at December 31, 2018.
Net cash flows provided by investing activities were $39.6 million and $2.5 million for the nine-month periods ended September 30, 2019 and 2018, respectively. For the nine-month periods ended September 30, 2019 and 2018, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments from continuing operations of $246.6 million and $240.2 million, respectively. We also had net cash inflows from the sale of discontinued operations of $276.1 million for the nine-month period ended September 30, 2018.
Our cash outflows for investment purchases from continuing operations were $179.2 million for the nine-month period ended September 30, 2019, compared to $504.4 million for the same period of 2018.
Financing Activities
Net cash flows used in financing activities was $30.5 million for the nine-month period ended September 30, 2019 which decreased $77.7 million compared to $108.2 million used in the nine-month period ended September 30, 2018.
Credit Facilities
On February 2, 2016, the Company, as borrower, entered into a credit agreement by and among the Company, with the lenders from time to time party thereto and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer. As of September 30, 2019 and 2018, there were no balances outstanding under this credit agreement. For further discussion of our credit agreement, refer to Part I, Item 1, Note 9. "Credit Facility."
Dividends
Dividends paid to shareholders totaled $24.4 million and $97.6 million in the nine-month periods ended September 30, 2019 and 2018, respectively. Dividends paid to shareholders in 2018 were higher than 2019 primarily due to a special cash dividend of $3.00 per share paid to shareholders on August 20, 2018. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2019, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $184.2 million in dividend payments without prior regulatory approval. These restrictions will not have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased 8.5 percent to $964.2 million at September 30, 2019, from $888.4 million at December 31, 2018. The increase was primarily attributed to net income of $38.0 million and an increase in net unrealized investment gains of $60.9 million, net of tax, during the first nine months of 2019, partially offset by shareholder dividends of $24.4 million. At September 30, 2019, the book value per share of our common stock was $38.44 compared to $35.40 at December 31, 2018.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $16.0 million at September 30, 2019.

MEASUREMENT OF RESULTS
Management evaluates our operations by monitoring key measures of growth and profitability. The following section provides further explanation of the key measures management uses to evaluate our results.

Catastrophe losses is a commonly used financial measure that uses the designations of the Insurance Services Office ("ISO") and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophe losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance business, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
ISO catastrophes	$18,549	$12,441	$41,643	$30,990
Non-ISO catastrophes (1)	743	(173)	3,284	(245)
Total catastrophes	$19,292	$12,268	$44,927	$30,745
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2019, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2019 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2019:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2019 - 7/31/2019	—	$—	—	2,114,693
8/1/2019 - 8/31/2019	158,349	45.52	158,349	1,956,344
9/1/2019 - 9/30/2019	18,900	44.95	18,900	1,937,444
Total	177,249	$45.46	177,249	1,937,444
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. As of September 30, 2019, we remained authorized to repurchase 1,937,444 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and nine-months ended September 30, 2019 and 2018; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and nine-months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (unaudited) for the three- and nine-months ended September 30, 2019 and 2018; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

November 6, 2019	November 6, 2019
(Date)	(Date)