Form 10-K
period 2019-12-31
UNITED FIRE GROUP INC
filed 2020-02-28
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $1.0 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 26, 2020, 25,051,170 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 20, 2020.

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

•	The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;

•	Geographic concentration risk in our property and casualty insurance business;

•	The potential disruption of our operations and reputation due to unauthorized data access, cyber attacks or cyber-terrorism and other security breaches;

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
Reportable Segments and Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. For more information, refer to Note 17 "Discontinued Operations" contained in Part II, Item 8, "Financial Statements and Supplementary Data." Additionally, for a detailed discussion of our operating results by continuing operations and discontinued operations, refer to the "Results of Operations for the Years Ended December 31, 2019, 2018 and 2017" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
Employees
As of December 31, 2019, we employed 1,173 full-time employees and 12 part-time employees. We are not a party to any collective bargaining agreement.
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
Our Code of Ethics and Business Conduct is also available at www.ufginsurance.com in the Investor Relations section. To view it, under the "Investors" tab, select "Overview," then "Governance Documents" and then "Code of Ethics and Business Conduct."

Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

MARKETING AND DISTRIBUTION
We market our products through our home office in Cedar Rapids, Iowa, and five regional offices: (1) Westminster, Colorado, a suburb of Denver; (2) Webster, Texas, a suburb of Houston; (3) Pennington, New Jersey; (4) Phoenix, Arizona; and (5) Rocklin, California. We are represented through approximately 1,000 independent property and casualty agencies.
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $19.6 million in 2020, based on profitable business produced by the agencies in 2019. In 2019 for 2018 business, agencies received $21.4 million in profit-sharing payments and in 2018 for 2017 business, agencies received $15.1 million in payments.
Our competitive advantages include our commitment to:

•	Strong agency relationships —

◦	A stable workforce, with an average duration of employment of approximately 9.6 years, allows our agents to work with the same, highly-experienced personnel each day.

◦	Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.

•	Exceptional service — our agents and policyholders always have the option to speak with a real person.

•	Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.

•	Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.

•	Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.

•	Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
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
INVESTMENTS
Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Investments," "Market Risk" and "Critical Accounting Policies"; and Note 1 "Summary of Significant Accounting Policies" under the headings "Investments," Note 2 "Summary of Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2019.

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
Investment Regulation
We are subject to various state regulations requiring investment portfolio diversification and limiting the concentration of investments we may maintain in certain asset categories. Failure to comply with these regulations leads to the treatment of nonconforming investments as non-admitted assets for purposes of measuring statutory surplus. Further, in some instances, state regulations require us to sell certain nonconforming investments.
Exiting Geographic Markets; Canceling and Non-renewing Policies
Most states regulate our ability to exit a market. For example, states limit, to varying degrees, our ability to cancel and non-renew insurance policies. Some states prohibit us from withdrawing one or more types of insurance business from the state, except upon prior regulatory approval. Regulations that limit policy cancellation and non-renewal may restrict our ability to exit unprofitable markets.
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
Shared Market and Joint Underwriting Plans
State insurance regulations often require insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations. These are mechanisms that generally provide applicants with various types of basic insurance coverage that may not otherwise be available to them through voluntary markets. Such mechanisms are most commonly instituted for automobile and workers' compensation insurance, but many states also mandate participation in Fair Access to Insurance Requirements Plans or Windstorm Plans, which provide basic property coverage. Participation is based upon the amount of a company's voluntary market share in a particular state for the classes of insurance involved. Policies written through these mechanisms may require different underwriting standards and may pose greater risk than those written through our voluntary application process.
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

Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2019, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty insurers are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) financial strength rating from A.M. Best. According to A.M. Best, companies rated "A" have "an excellent ability to meet their ongoing obligations to policyholders."

A.M. Best also assigns issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	58	President and Chief Executive Officer
Michael T. Wilkins	56	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	53	Executive Vice President and Chief Financial Officer
Barrie W. Ernst	65	Vice President and Chief Investment Officer
Neal R. Scharmer	63	Vice President, General Counsel and Corporate Secretary

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
Dawn M. Jaffray became our Senior Vice President and Chief Financial Officer in May 2015. In May 2019, Ms. Jaffray was promoted to Executive Vice President and Chief Financial Officer. Ms. Jaffray previously served as Chief Financial Officer of Soleil Advisory Group, a consulting firm specializing in operational consulting, mergers and acquisitions, investment and strategy from 2009 to 2015. Prior to her service with Soleil Advisory Group, Ms. Jaffray held numerous positions in insurance operations and mergers/acquisition activities, primarily in the role of principal financial officer. Ms. Jaffray's business experience has been focused in particular on insurance, finance and capital management.
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
Long-term weather trends may be changing and new types of catastrophe losses may be developing due to climate change, which is a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, greenhouse gases, sea, land and air temperature, sea levels, rain and snow. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk. Climate change adds to the unpredictability, frequency and severity of natural disasters and creates additional uncertainty as to future trends and exposures. We cannot predict the impact that changing climate conditions may have on our results of operations, nor can we predict how any legal, regulatory or social responses to concerns about climate change may impact our business.
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
Along with other insurers, we use internal and external models in assessing our exposure to catastrophe losses that assume various conditions and probability scenarios; however, these models do not necessarily accurately predict future losses or accurately measure losses currently incurred. Models for catastrophes use historical information about various catastrophes and details about our in-force business. While we use this information in our pricing and risk managements, there are limitations with respect to their usefulness in predicting losses in any reporting period. Such limitations lead to questionable predictive capability and post-event measurements that have not been well understood or proved to be sufficiently reliable. In addition, the models are not necessarily reflective of our state-specific policy language, demand surge for labor and materials or loss settlement expenses, all of which are subject to wide variation.
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
The following states provided 49.0 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2019: Texas (18.0 percent), California (11.4 percent), Iowa (8.4 percent), Missouri (6.4 percent) and Colorado (4.8 percent).
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
Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims, operating expenses and dividends. As discussed in detail below, general economic conditions, changes in financial markets, global events and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income.

We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks, including:

•
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (99.3% at December 31, 2019) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

•
Interest Rate Risk - A significant portion of our investment portfolio (80.5 percent at December 31, 2019) consists of fixed income securities, primarily corporate and municipal bonds (69.9 percent at December 31, 2019). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income.

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

•
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (43.0 percent at December 31, 2019) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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

•
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") was signed into law. TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2020, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year, and gradually increased the industry-wide retention to $37.5 billion per year. For further information about TRIPRA and its effect on our operations, refer to the information in the "Results of Operations for the Years Ended December 31, 2019, 2018 and 2017" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

•
Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including Dodd-Frank, the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the Nasdaq stock market, have created and are continuing to create uncertainty for public companies. The Federal Insurance Office, established within the U.S. Department of the Treasury by Dodd Frank in 2010, has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, monitor aspects of the insurance industry, identify issues with regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. While certain details and much of the impact of Dodd-Frank are still unknown, Dodd-Frank and other federal regulation adopted in the future may impose burdens on us, including impacting the ways we conduct our business, increasing compliance costs and duplicating state regulation. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

•
Information Privacy Regulation. We are required to safeguard the personal information of our customers and applicants and are subject to an increasing number of laws and regulations regarding privacy and data security, as well as in our contractual commitments with service providers. We could be subject to governmental enforcement actions and fines, penalties, litigation, or public statements against us by consumer advocacy groups if personal information is not appropriately controlled. Strategic service providers may refuse to continue to do business with us if we do not meet particular standards.

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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2019, we ceded premiums written of $74.5 million to our reinsurers.
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
If a natural disaster or a terrorist act occurs, our company and employees could be directly adversely affected, depending on the nature of the event. We have an emergency preparedness plan that consists of the information and procedures required to enable rapid recovery from an occurrence, such as natural disaster or business disruption, which could potentially disable us for an extended period of time. This plan was successfully tested during 2016 by the Midwest flooding that affected our corporate headquarters in Cedar Rapids, Iowa, and by Hurricane Harvey in 2017 that affected our Gulf Coast regional office in Galveston, Texas. It was also tested, to a lesser extent, by Super Storm Sandy in 2012 that affected our East Coast regional office in Pennington, New Jersey.
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
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit and expense payment obligations. The availability of financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity as well as customers' or lenders' perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 261,000 square feet of office and building space. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2019 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 26, 2020, there were 680 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2019, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $154.2 million in dividend payments without prior regulatory approval.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/19 - 1/31/19	—	$—	—	2,116,200
2/1/19 - 2/28/19	—	—	—	2,116,200
3/1/19 - 3/31/19	—	—	—	2,116,200
4/1/19 - 4/30/19	—	—	—	2,116,200
5/1/19 - 5/31/19	1,507	45.93	1,507	2,114,693
6/1/19 - 6/30/19	—	—	—	2,114,693
7/1/19 - 7/31/19	—	—	—	2,114,693
8/1/19 - 8/31/19	158,349	45.52	158,349	1,956,344
9/1/19 - 9/30/19	18,900	44.95	18,900	1,937,444
10/1/19 - 10/31/19	50,000	45.73	50,000	1,887,444
11/1/19 - 11/30/19	12,500	42.94	12,500	1,874,944
12/1/19 - 12/31/19	17,500	42.80	17,500	1,857,444
Total	258,756		258,756
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August, 2020. As of December 31, 2019 we remained authorized to repurchase 1,857,444 shares of common stock through the end of August 2020.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2014 through December 31, 2019, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2014 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
United Fire Group, Inc.	$100.00	$132.28	$173.66	$165.04	$216.29	$175.46
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 600 P&C Index	100.00	114.90	143.83	156.94	167.98	184.76
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

(In Thousands, Except Per Share Data)
As of and for the years Ended December 31	2019	2018	2017	2016	2015
Balance Sheet Data:
Total cash and investments - continuing operations	$2,275,821	$2,138,577	$1,984,495	$1,860,978	$1,737,161
Total assets
Continuing operations	3,013,472	2,816,698	2,597,297	2,449,140	2,280,674
Assets held for sale	—	—	1,586,134	1,605,618	1,609,702
Total assets	3,013,472	2,816,698	4,183,431	4,054,758	3,890,376
Losses and loss settlement expenses	1,421,754	1,312,483	1,224,183	1,123,896	1,003,895
Unearned premiums - continuing operations	505,162	492,918	465,391	443,802	414,971
Total liabilities
Continuing operations	2,103,000	1,928,323	1,862,923	1,722,651	1,606,869
Liabilities held for sale	—	—	1,347,135	1,390,223	1,404,610
Total liabilities	2,103,000	1,928,323	3,210,058	3,112,874	3,011,479
Net unrealized investment gains (loss), after tax	47,279	(9,323)	214,865	133,892	128,369
Repurchase of United Fire Group, Inc. common stock	(11,700)	(5,404)	(29,784)	(3,746)	(2,423)
Total stockholders' equity	910,472	888,375	973,373	941,884	878,897
Book value per share	36.40	35.40	39.06	37.04	34.94
Income Statement Data from Continuing Operations:
Revenues
Net premiums earned	$1,086,972	$1,037,451	$997,492	$936,131	$851,695
Investment income, net of investment expenses	60,414	52,894	51,190	55,284	46,559
Net realized investment gains (losses)	53,779	(20,179)	4,055	4,947	1,124
Other income (loss)	—	—	—	—	(107)
Revenues	1,201,165	1,070,166	1,052,737	996,362	899,271
Losses and loss settlement expenses	830,172	731,611	725,713	652,433	520,087
Amortization of deferred policy acquisition costs	216,699	206,232	207,746	202,892	180,183
Other underwriting expenses	137,415	141,473	103,628	83,540	83,631
Net income	14,820	2,255	44,870	49,918	85,320
Combined ratio(1)	109.0%	104.0%	104.0%	100.3%	92.0%
Income Statement Data from Discontinued Operations:
Net premiums earned	$—	$13,003	$61,368	$87,270	$79,195
Investment income	—	12,663	49,720	51,538	54,222
Revenues	—	24,755	115,713	140,585	135,647
Losses and loss settlement expenses	—	10,823	40,451	31,365	29,001
Increase in liability for future policy benefits	—	5,023	27,632	59,969	50,945
Other underwriting expenses	—	3,864	13,281	19,881	19,306
Interest on policyholders' accounts	—	4,499	18,525	20,079	23,680
Net income (loss)	—	(1,912)	6,153	786	3,806

Earnings Per Share Data:
Continuing operations:
Basic earnings per common share	$0.59	$0.09	$1.79	$1.94	$3.41
Diluted earnings per common share	0.58	0.09	1.75	1.90	3.38
Discontinued operations:
Basic earnings (loss) per common share	—	(0.08)	0.24	0.03	0.15
Diluted earnings (loss) per common share	—	(0.07)	0.24	0.03	0.15

Other Supplemental Data:
Cash dividends declared per common share(2)	$1.30	$4.21	$1.09	$0.97	$0.86

(1)	The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.

(2)	On August 20, 2018, a special dividend of $3.00 per share was paid to shareholders.

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

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 46 states plus the District of Columbia and are represented by approximately 1,000 independent agencies.
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

Subsequent to the announcement of the sale of our life insurance business on September 19, 2017, we operate and report one business segment, which contains our continuing operations. Our life insurance business was considered held for sale and reported as discontinued operations throughout this Form 10-K, unless otherwise noted. For more information, refer to Part II, Item 8, Note 10 "Segment Information" and Note 17 "Discontinued Operations."
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

Geographic Concentration
Continuing Operations - Property and Casualty Insurance Business
For 2019, approximately 49.0 percent of our property and casualty statutory direct premiums written were written in Texas, California, Iowa, Missouri and Colorado.
In 2019, 2018 and 2017 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2019	2018	2017	2019	2018	2017
Texas	$205,420	$193,953	$178,314	18.0%	17.4%	16.7%
California	129,850	124,473	123,285	11.4	11.2	11.6
Iowa	96,052	98,128	100,826	8.4	8.8	9.5
Missouri	73,735	70,646	64,746	6.4	6.4	6.1
Colorado	54,907	56,152	53,981	4.8	5.1	5.1
New Jersey	51,539	52,037	49,305	4.5	4.7	4.6
Minnesota	47,890	49,491	50,432	4.2	4.4	4.7
Louisiana	46,827	44,007	39,849	4.1	4.0	3.7
Illinois	40,443	40,431	41,042	3.5	3.6	3.9
All Other States	396,709	382,385	363,427	34.7	34.4	34.1
Direct Statutory Premiums Written	$1,143,372	$1,111,703	$1,065,207	100.0%	100.0%	100.0%

Discontinued Operations - Life Insurance Business
Our life insurance subsidiary marketed its products primarily in the Midwest, East Coast and West. In 2019, 2018 and 2017 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2019	2018	2017	2019	2018	2017
Iowa	$—	$9,951	$40,773	—%	31.3%	32.5%
Wisconsin	—	3,578	14,897	—	11.3	11.9
Illinois	—	3,227	10,872	—	10.2	8.7
Nebraska	—	2,572	10,197	—	8.1	8.1
Minnesota	—	2,003	12,201	—	6.3	9.7
All Other States	—	10,432	36,581	—	32.8	29.1
Direct Statutory Premiums Written	$—	$31,763	$125,521	—%	100.0%	100.0%
Sources of Revenue and Expense
We evaluate profit or loss based upon operating and investment results. Profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, underwriting and other operating expenses.
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

	Years Ended December 31,
(In Thousands)	2019	2018	2017
ISO catastrophes	$56,357	$46,757	$66,421
Non-ISO catastrophes (1)	8,011	(64)	7,618
Total catastrophes	$64,368	$46,693	$74,039
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2019	2018
(In Thousands)	2019	2018	2017	vs. 2018	vs. 2017
Revenues
Net premiums earned	$1,086,972	$1,037,451	$997,492	4.8%	4.0%
Investment income, net of investment expenses	60,414	52,894	51,190	14.2	3.3
Net realized investment gains (losses)
Change in the value of equity securities	51,231	(21,994)	332	NM	NM
All other net realized gains	2,548	1,815	3,723	40.4	(51.2)
Net realized investment gains (losses)	53,779	(20,179)	4,055	NM	NM
Total revenues	$1,201,165	$1,070,166	$1,052,737	12.2%	1.7%

Benefits, losses and expenses
Losses and loss settlement expenses	$830,172	$731,611	$725,713	13.5%	0.8%
Amortization of deferred policy acquisition costs	216,699	206,232	207,746	5.1	(0.7)
Other underwriting expenses	137,415	141,473	103,628	(2.9)	36.5
Total benefits, losses and expenses	$1,184,286	$1,079,316	$1,037,087	9.7%	4.1%

Income (loss) from continuing operations before income taxes	$16,879	$(9,150)	$15,650	NM	(158.5)%
Federal income tax expense (benefit)	2,059	(11,405)	(29,220)	(118.1)%	(61.0)%
Net income from continuing operations	$14,820	$2,255	$44,870	NM	(95.0)%
Income (loss) from discontinued operations, net of tax	—	(1,912)	6,153	(100.0)%	(131.1)%
Gain on sale of discontinued operations, net of tax	—	27,307	—	(100.0)%	NM
Net income	$14,820	$27,650	$51,023	(46.4)%	(45.8)%

GAAP Ratios:
Net loss ratio (without catastrophes)	70.5%	66.0%	65.4%	6.8%	0.9%
Catastrophes - effect on net loss ratio	5.9%	4.5%	7.4%	31.1%	(39.2)%
Net loss ratio(1)	76.4%	70.5%	72.8%	8.4%	(3.2)%
Expense ratio(2)	32.6%	33.5%	31.2%	(2.7)%	7.4%
Combined ratio(3)	109.0%	104.0%	104.0%	4.8%	—%
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
(2) The expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

In 2019, the increase in net income from continuing operations compared to 2018 was primarily due to an increase in the value of our investments in equity securities from strong increases in equity markets and an increase in net premiums earned, from rate increases, offset by an increase in losses and loss settlement expenses from an increase in severity of commercial auto and auto liability losses, reserve strengthening in our Gulf Coast Region and an increase in catastrophe losses.

In 2018, the decrease in net income from continuing operations compared to 2017 was due to the decrease in the fair value of equity securities and an increase in other underwriting expenses partially offset by an increase in net premiums earned. The decrease in the fair value of equity securities was the result of volatile equity markets in the fourth quarter 2018. The increase in other underwriting expenses was primarily due to our continued investment in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity. The increase in net premiums earned was due to organic growth from a combination of new business, geographical expansion and rate increases. In 2017, our net income benefited from the Tax Cuts and Jobs Act ("Tax Act"), which resulted in a tax benefit of $21.9 million for the year.
Premiums from continuing operations
The following table shows our premiums written and earned from continuing operations for 2019, 2018 and 2017:

				% Change
(In Thousands)				2019	2018
Years ended December 31,	2019	2018	2017	vs. 2018	vs. 2017
Direct premiums written	$1,143,372	$1,111,703	$1,065,207	2.8%	4.4%
Assumed premiums written	27,869	16,761	15,179	66.3	10.4
Ceded premiums written	(74,511)	(66,800)	(61,273)	11.5	9.0
Net premiums written(1)	$1,096,730	$1,061,664	$1,019,113	3.3%	4.2%
Less: change in unearned premiums	(12,244)	(27,527)	(21,588)	55.5	(27.5)
Less: change in prepaid reinsurance premiums	2,486	3,314	(33)	(25.0)	NM
Net premiums earned	$1,086,972	$1,037,451	$997,492	4.8%	4.0%
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
Direct Premiums Written
Direct premiums written from continuing operations increased $31.7 million in 2019 as compared to 2018 primarily due to rate increases, premium audits and endorsements. Direct premiums written from continuing operations increased $46.5 million in 2018 as compared to 2017 due to organic growth from a combination of new business and geographical expansion.

Assumed Premiums Written
Assumed premiums written increased $11.1 million in 2019 as compared to 2018 due to an increase in cedant premium growth and additional program placements.
Assumed premiums written decreased $1.6 million in 2018 as compared to 2017 due to an increase in cedant premium growth. In 2018, we renewed our participation in all of our assumed programs.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2019, we ceded 11.5 percent more premiums to reinsurers as a result of continued growth in direct premiums written, facultative reinsurance and addition of new managing general agency contracts. For 2018, we ceded 9.0 percent more premiums to reinsurers as a result of continued growth in direct premiums written.
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
Catastrophe Losses
In 2019, our pre-tax catastrophe losses were $64.4 million, an increase as compared to $46.7 million in 2018 and a decrease as compared to $74.0 million in 2017. In 2019, our catastrophe losses included 54 catastrophes with no one event more than $5.0 million. Catastrophe losses in 2019 added 5.9 percentage points to the combined ratio, which is below our historical 10-year average of 6.4 percentage points.
In 2018, catastrophe losses included 46 catastrophes with our largest pre-tax catastrophe losses coming from the California wildfires, which totaled $9.2 million. Catastrophe losses in 2018 added 4.5 percentage points to the combined ratio, which is below our historical 10-year average of 6.4 percentage points. In 2017, catastrophe losses were primarily due to hurricanes (Harvey, Irma, Maria) in the third quarter and destructive California wildfires in the second half of the year. In 2017, catastrophe losses included 50 catastrophes and our largest single pre-tax catastrophe loss totaled $9.0 million. Catastrophe losses in 2017 added 7.4 percentage points to the combined ratio.
Catastrophe Reinsurance
In 2019, 2018 and 2017, we did not exceed our catastrophe reinsurance retention level of $20.0 million per event.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. All reinsurers we do business with must meet the following minimum criteria: capital and surplus of at least $300.0 million and an A.M. Best rating or an S&P rating of at least "A-." If a reinsurer is rated by both rating agencies, then both ratings must be at least an "A-."

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2019:

Name of Reinsurer	A.M. Best	S&P Rating
Aspen Insurance UK Limited	A	A
General Reinsurance Corporation(2)	A++	AA+
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
Munich Re(2)	A+	A-
Odyssey Re(2)	A	A-
Partner Re(1)(2)	A+	A+
QBE Reinsurance Corporation(1)	A	A+
SCOR Reinsurance Company(1)(2)	A+	AA-
Toa Re(1)	A	A+
Transatlantic Re(1)	A+	A+

(1)	Primary reinsurers participating in the property and casualty excess of loss programs.

(2)	Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
In January 2015, TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2020, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year, and gradually increased the industry-wide retention to $37.5 billion per year. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $100.0 million for 2019 and remains the same for 2020. Our TRIPRA deductible was $137.3 million for 2019 and our TRIPRA deductible is expected to be $140.4 million for 2020. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2019 Results
In 2019, our losses and loss settlement expenses were 13.5 percent higher than 2018 and our net loss ratio increased 5.9 points. The increase is primarily driven by an increase in the severity of losses in commercial auto line of business, an increase in catastrophe losses and prior year reserve strengthening in our Gulf Coast region. With the escalation of commercial auto losses industry wide we plan to reduce the size of our commercial auto book in 2020. By reducing commercial auto unit counts in poor-performing segments and writing new classes of business that are not auto heavy, we intend to achieve a better balance across all lines of business in our portfolio. Catastrophe losses increased to $64.4 million in both our direct business and assumed reinsurance business as compared to $46.7 million in 2018.
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

2019 Development

The property and casualty insurance business experienced $5.3 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2019. Four lines contributed favorable development with the largest contribution coming from workers' compensation, which had $37.3 million favorable development. The three other lines that experienced favorable development were fidelity and surety with $3.1 million favorable development, commercial fire and allied lines with $2.3 million favorable development, and personal automobile with $1.2 million favorable development. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss; loss adjustment expense ("LAE") also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because reductions in claim reserves and salvage recoveries were more than sufficient to offset loss payments. Commercial fire and allied lines developed favorably due to paid LAE where reductions in reserves for unpaid LAE were more than sufficient to offset payments. Personal automobile developed favorably primarily due to paid LAE where reductions in reserves for unpaid LAE were more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from two lines with the largest contribution coming from commercial liability which experienced $35.0 million unfavorable development. The other line which experienced unfavorable development was commercial automobile with $3.4 million unfavorable development. Commercial liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Paid LAE also contributed to the unfavorable result in commercial liability. Commercial automobile experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts. The lines of business not mentioned individually above, contributed an additional total of $0.2 million of unfavorable development in the aggregate.

2018 Development

The property and casualty insurance business experienced $54.2 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2018. The majority of favorable development came from four lines, workers' compensation with $27.0 million favorable development, reinsurance assumed with $15.6 million favorable development, commercial automobile with $9.5 million favorable development, and fidelity and surety with $2.8 million favorable development. The only individual line with unfavorable development was commercial liability with $3.7 million of unfavorable development. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from LAE where the LAE IBNR reduction was more than sufficient to offset paid LAE which continues to benefit from additional litigation management efforts when compared to prior years. Reinsurance assumed favorable development is attributable reductions in reserves for both reported claims and loss IBNR as we reviewed our book of business and released excess reserves during 2018. Commercial automobile favorable development was driven by LAE where LAE IBNR reductions were more than sufficient to offset paid LAE. Fidelity and surety favorable development is attributable to reductions in reserves for both reported claims and loss IBNR which were more than sufficient to offset paid loss. Commercial liability adverse development is attributable to reserve strengthening for both reported claims and loss IBNR primarily in response to an increase in umbrella auto related claims while LAE developed favorably with reductions of LAE IBNR more than sufficient to offset paid LAE.

2017 Development

The property and casualty insurance business experienced $54.3 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2017. The majority of favorable development came from two lines, commercial liability with $35.1 million favorable development and workers' compensation with $19.2 million favorable development, partially offset by $6.3 million of unfavorable development for assumed reinsurance. All other lines combined $6.3 million favorable development with no single line experiencing more than $3.7 million of development, either favorable or unfavorable. Much of the favorable long-tail liability development continues to come from LAE and is attributed to our continued litigation management efforts. There was also a reduction in reserves for incurred but not reported claims because our long tail liability has experienced fewer late reported claims than what was initially anticipated. The favorable workers' compensation development is due to the combination of reductions in reserves for reported claims and reductions in reserves for incurred but not reported claims for both loss and LAE.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2019, 2018 and 2017:

Years ended December 31,	2019			2018			2017
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$318,412	$205,695	64.6%	$311,931	$183,692	58.9%	$306,480	$121,054	39.5%
Fire and allied lines	244,010	185,033	75.8	234,612	165,097	70.4	227,711	178,768	78.5
Automobile	314,755	332,740	105.7	284,274	271,248	95.4	250,465	266,272	106.3
Workers' compensation	87,376	25,784	29.5	95,203	57,601	60.5	104,166	71,053	68.2
Fidelity and surety	25,539	240	0.9	24,437	1,878	7.7	24,981	2,206	8.8
Other	1,710	105	6.1	1,728	449	26.0	1,829	312	17.1
Total commercial lines	$991,802	$749,597	75.6%	$952,185	$679,965	71.4%	$915,632	$639,665	69.9%

Personal lines
Fire and allied lines	$41,195	$40,783	99.0%	$41,581	$32,959	79.3%	$43,005	$34,503	80.2%
Automobile	30,882	26,920	87.2	29,247	25,016	85.5	27,046	28,997	107.2
Other	1,232	132	10.7	1,210	(213)	(17.6)	1,159	268	23.1
Total personal lines	$73,309	$67,835	92.5%	$72,038	$57,762	80.2%	$71,210	$63,768	89.5%
Reinsurance assumed	$21,861	$12,740	58.3%	$13,228	$(6,116)	(46.2)%	$10,650	$22,280	209.2%
Total	$1,086,972	$830,172	76.4%	$1,037,451	$731,611	70.5%	$997,492	$725,713	72.8%
NM=Not meaningful

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 75.6 percent in 2019 compared to 71.4 percent in 2018 and 69.9 percent in 2017. The net loss ratio in 2019 increased compared to 2018 with a deterioration in commercial auto and other liability lines of business from an increase in severity of commercial auto losses and auto related bodily injury claims. Also contributing to the deterioration in 2019 compared to 2018, was an increase in commercial fire and allied lines of business due to an increase in catastrophe losses. The net loss ratio in 2018 increased slightly compared to 2017 with deterioration in other liability line of business from an increase in auto related bodily injury claims due to an adverse litigious environment.
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
Construction Defect Losses
Incurred losses from construction defect claims were $19.4 million in 2019 compared to $15.9 million and $15.7 million in 2018 and 2017, respectively. At December 31, 2019, we had $60.4 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 3,439 claims. In comparison, at December 31, 2018, we had reserves of $44.5 million, excluding IBNR reserves, consisting of 2,706 claims. The increase in the incurred losses is due to continued improvement in the economic environment which increases construction activity. Our West Coast region continue to be the origin of the majority of the construction defect claim activity.
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

As a result of our acquisition of Mercer Insurance Group, Inc. in 2011, we added construction defect exposure in the states of California, Nevada and Arizona. Mercer Insurance Group, Inc. has been writing in these states for more than 20 years. In order to minimize our exposure to construction defect claims in this region, we continually review the coverage we offer and our pricing models. In an effort to limit our exposure from residential multi-unit buildings, we started including condominium and townhouse construction policy exclusions in 2012 for our contracting policies in this region. For the majority of our residential contractors we limit the size of any tracts the contractor is working on to 25 homes or less and do not include a continuous trigger with our designated work exclusion. In a majority of the policies in our small service, repair and remodel contractors program, we have a favorable new residential construction exclusion. We also apply strict guidelines when additional insured forms are required and changed our underwriting guidelines to limit our exposure to large, multi-party construction defect claims.
Commercial Fire and Allied Lines
Commercial fire and allied lines include fire, allied lines, commercial multiple peril and inland marine. The insurance covers losses to an insured's property, including its contents, from weather, fire, theft or other causes. We provide this coverage through a variety of business policies.
The net loss ratio deteriorated 5.4 percentage points in 2019 compared to 2018. The deterioration is attributable to an increase in catastrophe losses.
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
The net loss ratio deteriorated 10.3 percentage points in 2019 compared to 2018. The deterioration is attributable to an increase in severity of commercial auto losses.
Workers' Compensation
We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The net loss ratio improved 31.0 percentage points in 2019 compared to 2018. This improvement is attributable to the combination of three factors, decrease in reserves for newly reported claims which is due to fewer large claims in 2019, favorable prior year reserve development and a decrease in LAE reserves due to lower legal expenses.
Although we have seen steady improvement in the net loss ratio for the last two years in our worker's compensation line of business, competitive market conditions continue putting downward pressure on rates. The challenges faced by workers' compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intention of increasing the quality of our workers' compensation book of business. We are currently using these modeling analytics to assist us in risk selection, and we will continue to evaluate the model results.
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

The net loss ratio improved 6.8 percentage points in 2019 compared to 2018. This improvement is attributable to the combination of fewer large claims and a decrease in LAE in 2019 vs. 2018.

Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio deteriorated 12.3 percentage points in 2019 compared to 2018. The deterioration is attributable to our personal fire and allied line of business due to the combination of increased in severity of losses and increased loss IBNR in 2019 vs. 2018 which had a modest decrease in loss IBNR in 2018. The improvement in 2018 vs. 2017 was primarily due to a decrease in frequency and severity of losses and loss IBNR.
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
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. Our net loss ratio increased slightly in 2019 compared to 2018. Premiums increased due to additional program placements and cedant premium growth. In 2019 we added two additional assumed programs and did not accept to renew one program from 2018.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 32.6 percent, 33.5 percent and 31.2 percent for 2019, 2018, and 2017, respectively. The decrease in the expense ratio during in 2019 as compared to 2018 is primarily due to lower employee benefit accruals and expenses caused by post-retirement benefit plan amendments made at the end of 2018. The underwriting expense ratio increased in 2018 as compared to 2017 primarily due to our investment in our multi-year Oasis project to upgrade our technology platform to enhance core underwriting decisions, selection of risks and productivity.

Discontinued Operations Results

	Years Ended December 31,			% Change
				2019	2018
(In Thousands)	2019	2018	2017	vs. 2018	vs. 2017
Revenues
Net premiums earned	$—	$13,003	$61,368	(100.0)%	(78.8)%
Investment income, net	—	12,663	49,720	(100.0)%	(74.5)%
Net realized investment gains (losses)	—	(1,057)	4,008	(100.0)%	(126.4)%
Other income	—	146	617	(100.0)%	(76.3)%
Total revenues	$—	$24,755	$115,713	(100.0)%	(78.6)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,823	$40,451	(100.0)%	(73.2)%
Increase in liability for future policy benefits	—	5,023	27,632	(100.0)%	(81.8)%
Amortization of deferred policy acquisition costs	—	1,895	5,181	(100.0)%	(63.4)%
Other underwriting expenses	—	3,864	13,281	(100.0)%	(70.9)%
Interest on policyholders' accounts	—	4,499	18,525	(100.0)%	(75.7)%
Total benefits, losses and expenses	$—	$26,104	$105,070	(100.0)%	(75.2)%

Income (loss) before income taxes	$—	$(1,349)	$10,643	(100.0)%	(112.7)%

The sale of our discontinued operations closed on March 30, 2018, and therefore income was only earned in the first quarter of 2018. For the year ended December 31, 2018, our discontinued operations had a loss before income taxes of $1.3 million, compared to income before income taxes of $10.6 million for the same period of 2017, respectively.
Federal Income Taxes
We reported a federal income tax expense on a consolidated basis of $2.1 million or 12.2 percent of pre-tax income in 2019. In 2018, federal income tax benefit on a consolidated basis of $3.3 million or 13.5 percent of pre-tax income and federal income tax benefit on a consolidated basis of $24.7 million or 94.1 percent of pre-tax income in 2017. In 2017 our effective tax rate was impacted by the Tax Act, which was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective federal tax rate varied from the statutory federal income tax expense rate in each year, due primarily to our portfolio of tax-exempt securities.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018 we had completed accounting for the tax effects of enactment of the Tax Act, and no adjustment was made during the measurement period.
Due to our determination that we may not be able to fully realize the benefits of the net operating loss ("NOL") acquired in the purchase of American Indemnity Financial Corporation in 1999, which are only available to offset the future taxable income of our property and casualty insurance operations and are further limited as to the amount that can be utilized in any given year, we have recorded a valuation allowance against these NOLs. Based on a yearly review, we determine whether the benefit of the NOLs can be realized, and, if so, the decrease in the valuation allowance is recorded as a reduction to current federal income tax expense. If NOLs expire during the year, the decrease in the valuation allowance is offset with a corresponding decrease to the deferred income tax asset. The valuation allowance was reduced by $0.7 million in 2018 due to the realization of $3.1 million in NOLs, therefore reducing the valuation allowance to zero. During 2018, the remaining NOL from the purchase of American Indemnity Financial Corporation was fully realized.
As of December 31, 2019, we had no alternative minimum tax credit carryforwards.

INVESTMENTS
Investment Environment

The investment landscape was plagued by headwinds and uncertainty throughout all of 2019 both domestic and abroad. Risks included trading negotiations between U.S. and China, the exit of United Kingdom from the European Union, known as "Brexit", negative yielding foreign sovereign debt, an inverted yield curve, manufacturing woes, and more. Despite these risks, the U.S. economy remained strong, aided by three Federal Reserve rate cuts, to expand for the 11th straight year. Final economic numbers for 2019 showed an unemployment rate of 3.5 percent, a fifty-year low, strong consumer confidence, and slow but steady growth. All major asset classes managed strong annual returns. U.S. investment grade bonds finished up 8.7 percent due to the aforementioned uncertainty and rate cuts. This resulted in lowered yields and tighter spreads as compared to the beginning of the year, making an already difficult fixed income environment even more challenging. The S&P 500 returned 28.8 percent, its highest return since 2013, as investors sought returns and companies participated in share-repurchase programs.
Overall, the fixed income market remains challenging with low yields expected to continue given the Federal Reserve’s view of current rates as “appropriate” due to the current low inflation environment. The overall economy is expected to continue to produce slow, steady growth in 2020 with global recession risks beginning to ease. While the economic outlook is positive, downside risks still exist entering 2020. We believe our investment program is conservative in nature, and designed to outperform during periods of market uncertainty.
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
Each of our insurance company subsidiaries develops an appropriate investment strategy that aligns with its business needs and supports United Fire's strategic plan and risk appetite.  The portfolio is structured so as to be in compliance with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.  All but a very small portion of our investment portfolio is managed internally.
Investment Portfolio
Our invested assets from continuing operations at December 31, 2019 totaled $2.2 billion, compared to $2.1 billion at December 31, 2018, an increase of $81.0 million. At December 31, 2019, fixed maturity securities and equity securities comprised 80.5 percent and 13.9 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.
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

The composition of our investment portfolio at December 31, 2019 is presented at carrying value in the following table:

		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,719,607	79.8%
Trading securities	15,256	0.7
Equity securities	299,203	13.9
Mortgage loans	42,448	2.0
Other long-term investments	78,410	3.6
Short-term investments	175	—
Total	$2,155,099	100.0%

At December 31, 2019, we classified $1.7 billion, or 99.1 percent, of our fixed maturities portfolio as available-for-sale, compared to $1.7 billion, or 99.2 percent, at December 31, 2018. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record fixed maturity trading securities, primarily convertible redeemable preferred debt securities, and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2019 and 2018, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios by credit rating for both continuing and discontinued operations at December 31, 2019 and 2018. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2019		December 31, 2018
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$721,446	41.6%	$734,471	41.7%
AA	664,238	38.3	684,863	38.9
A	179,553	10.3	178,282	10.1
Baa/BBB	157,350	9.1	157,349	8.9
Other/Not Rated	12,276	0.7	7,763	0.4
	$1,734,863	100.0%	$1,762,728	100.0%

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

The weighted average effective duration of our portfolio of fixed maturity securities was 4.2 years at December 31, 2019 compared to 5.1 years at December 31, 2018.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale		Trading
	Amortized	Fair	Amortized	Fair
December 31, 2019	Cost	Value	Cost	Value
Due in one year or less	$56,316	$56,635	$2,464	$3,132
Due after one year through five years	286,426	293,956	6,967	8,586
Due after five years through 10 years	481,310	504,300	—	—
Due after 10 years	556,850	580,907	2,510	3,538
Asset-backed securities	314	750	—	—
Mortgage-backed securities	6,250	6,356	—	—
Collateralized mortgage obligations	272,294	276,703	—	—
	$1,659,760	$1,719,607	$11,941	$15,256

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income increased 14.2 percent in 2019, compared with the same period of 2018, primarily due to an increase in the fair value of our investments in limited liability partnerships resulting from the increase in the equity markets and an increase in invested assets in 2019 compared to 2018. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
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
Changes in unrealized gains and losses on available-for-sale fixed-maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed-maturity securities at December 31, 2019 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. It is possible that we could recognize impairment charges in future periods on securities that we own at December 31, 2019 if future events and information cause us to determine that a decline in value is other-than-temporary. However, we endeavor to invest in high quality assets to provide protection from future credit quality issues and corresponding other-than-temporary impairment write-downs.
Net Investment Income
In 2019, our investment income for continuing operations, net of investment expenses, increased $7.5 million to $60.4 million as compared to 2018, primarily due to an increase in the value of our investments in limited liability partnerships resulting from the increase in the equity markets and an increase in invested assets in 2019 compared to 2018.
In 2018, our investment income for continuing operations, net of investment expenses, increased $1.7 million to $52.9 million as compared to 2017, primarily due to the increase in our invested assets in our portfolio, partially offset by a decrease in the value of our investments in limited liability partnerships in the fourth quarter, specifically related to financial institutions.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2019	2018	2017
Investment income from continuing operations:
Interest on fixed maturities	$50,274	$51,356	$44,784
Dividends on equity securities	7,842	7,731	7,108
Income on other long-term investments
Interest	3,115	8,383	6,870
Change in value (1)	1,114	(10,116)	(2,812)
Interest on mortgage loans	1,595	412	—
Interest on short-term investments	522	606	120
Interest on cash and cash equivalents	2,681	1,875	1,125
Other	252	307	300
Total investment income from continuing operations	$67,395	$60,554	$57,495
Less investment expenses	6,981	7,660	6,305
Net investment income from continuing operations	$60,414	$52,894	$51,190
Net investment income from discontinued operations	—	12,663	49,720
Net investment income	$60,414	$65,557	$100,910

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2019, 74.6 percent of our gross investment income from continuing operations originated from interest on fixed maturities, compared to 84.8 percent and 77.9 percent in 2018 and 2017, respectively.
The following table details our annualized yield on average invested assets from continuing operations for 2019 and 2018, and both continuing and discontinued operations for 2017, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2019	$2,120,916	$60,414	2.8%
2018	1,986,239	52,894	2.7%
2017	3,333,809	100,910	3.0%

Net Realized Investment Gains and Losses
The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2019	2018	2017
Net realized investment gains (losses) from continuing operations:
Fixed maturities:
Available-for-sale	$655	$(254)	$829
Trading securities
Change in fair value	1,351	(296)	924
Sales	1,993	1,226	244
Equity securities
Change in fair value	51,231	(21,994)	332
Sales	725	1,702	1,610
Mortgage loans	(26)	(46)	—
Real Estate	(2,150)	(517)	$116
Total net realized investment gains from continuing operations	$53,779	$(20,179)	$4,055
Total net realized investment gains from discontinued operations	—	(1,057)	4,008
Total net realized investment gains	$53,779	$(21,236)	$8,063
Net Unrealized Investment Gains and Losses
As of December 31, 2019, net unrealized investment gains, after tax, totaled $47.3 million compared to unrealized losses of $9.3 million and unrealized gains of $214.9 million as of December 31, 2018 and 2017, respectively. The increase in net unrealized investment gains in 2019 is primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2019.
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
The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2019	2018	2017
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$71,648	$(57,475)	$25,573
Equity securities	—	—	40,168
Deferred policy acquisition costs	—	7,274	119
Income tax effect	(15,046)	10,543	(21,545)
Cumulative change in accounting principles	—	(191,244)	—
Net unrealized investment depreciation of discontinued operations, sold	—	6,714	—
Accumulated effect of change in enacted tax rate	—	—	36,658
Total change in net unrealized investment gains (losses), net of tax	$56,602	$(224,188)	$80,973

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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2019. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2019	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$71,317	$70,391	$69,491	$68,614	$67,762
U.S. government agency	104,452	102,447	100,202	94,927	87,395
States, municipalities and political subdivisions
General obligations:
Midwest	94,410	91,442	88,594	85,383	80,840
Northeast	33,263	32,247	31,270	30,211	28,816
South	123,741	119,371	115,203	110,506	104,153
West	120,299	115,192	110,317	105,215	98,969
Special revenue:
Midwest	152,342	145,943	139,892	133,358	124,248
Northeast	68,832	65,076	61,543	57,954	53,536
South	260,451	247,229	234,666	220,980	203,020
West	159,718	152,064	144,844	137,059	126,877
Foreign bonds	5,372	5,243	5,117	4,996	4,878
Public utilities	69,690	66,582	63,651	60,864	58,198
Corporate bonds
Energy	32,903	31,474	30,124	28,845	27,621
Industrials	57,375	55,654	54,015	52,450	50,949
Consumer goods and services	53,668	51,512	49,466	47,520	45,658
Health care	10,345	9,899	9,480	9,085	8,714
Technology, media and telecommunications	30,999	29,270	27,670	26,183	24,793
Financial services	108,101	104,138	100,253	96,276	92,374
Mortgage backed securities	6,757	6,554	6,356	6,106	5,828
Collateralized mortgage obligations
Government national mortgage association	87,871	84,825	80,356	74,868	69,303
Federal home loan mortgage corporation	127,408	125,929	124,502	120,588	114,324
Federal national mortgage association	74,189	73,410	71,845	67,893	63,173
Asset-backed securities	750	750	750	750	750
Total Available-For-Sale Fixed Maturities	$1,854,253	$1,786,642	$1,719,607	$1,640,631	$1,542,179
TRADING
Fixed maturities
Bonds
Corporate bonds
Industrials
Consumer goods and services	2,334	2,305	2,276	2,248	2,220
Health care	6,598	5,541	4,701	4,031	3,496
Technology, media and telecommunications	2,479	2,069	1,732	1,455	1,226
Financial services	2,573	2,516	2,460	2,407	2,355
Redeemable preferred stock	4,087	4,087	4,087	4,087	4,087
Total Trading Fixed Maturities	$18,071	$16,518	$15,256	$14,228	$13,384
Total Fixed Maturity Securities	$1,872,324	$1,803,160	$1,734,863	$1,654,859	$1,555,563
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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2019:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$269,283	$299,203	$329,123
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 99.6 percent and 99.5 percent were rated "A" or above, and 95.6 percent and 94.7 percent were rated "AA" or above at December 31, 2019 and 2018, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $11.7 million or 24.2 percent of our insured municipal securities at December 31, 2019, as compared to $20.0 million or 19.5 percent at December 31, 2018. Our five largest indirect exposures to financial guarantors accounted for 81.2 percent and 73.7 percent of our insured municipal securities at December 31, 2019 and 2018, respectively.

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

The following table displays a summary of cash sources and uses in 2019, 2018 and 2017 from continuing and discontinued operations:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2019	2018	2017
Cash provided by (used in)
Operating activities	$93,752	$110,104	$170,094
Investing activities	4,501	(19,204)	(61,985)
Financing activities	(41,985)	(115,188)	(107,549)
Net increase (decrease) in cash and cash equivalents	$56,268	$(24,288)	$560

In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2019, 2018 and 2017 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows provided by operating activities totaled $93.8 million, $110.1 million and $170.1 million in 2019, 2018 and 2017, respectively. Our cash flows from operations were sufficient to meet our liquidity needs for 2019, 2018 and 2017.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.3 billion, or 19.4 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2019, our cash and cash equivalents included $9.3 million related to these money market accounts, compared to $3.3 million at December 31, 2018.
Net cash flows provided by investing activities totaled $4.5 million in 2019 and used in investing activities totaled $19.2 million and $62.0 million in 2018 and 2017, respectively. In 2019, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from continuing operations, that totaled $311.7 million compared to $263.8 million and $205.1 million for the same period in 2018 and 2017, respectively. Our cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments, from discontinued operations totaled $29.7 million and $148.6 million in 2018 and 2017, respectively.
Our cash outflows for investment purchases from continuing operations totaled $274.7 million in 2019, compared to $540.4 million and $267.5 million for the same period in 2018 and 2017, respectively. Our cash outflows for investment purchases from discontinued operations totaled $15.4 million in 2018, compared to $131.0 million for the same period in 2017 respectively.
Financing Activities
Net cash flows used in financing activities totaled $42.0 million, $115.2 million and $107.5 million in 2019, 2018 and 2017, respectively. Net cash flows used in financing activities from continuing operations totaled $42.0 million, $103.6 million and $52.3 million in 2019, 2018 and 2017, respectively. The higher net cash flows used in financing activities in 2018 as compared to 2019 and 2017 is primarily due to the special cash dividend of $3.00 per share paid on August 20, 2018. Net cash flows used in financing activities from discontinued operations totaled $11.5 million and $55.3 million in 2018 and 2017, respectively, primarily due to net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $32.7 million, $105.4 million and $27.3 million in 2019, 2018 and 2017, respectively. The increase in dividends paid to shareholders in 2018 is primarily due to a special cash dividend of $3.00 per share paid to shareholders on August 20, 2018. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2019, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $154.2 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2019, 2018 and 2017, pursuant to authorization by our Board of Directors, we repurchased 258,756, 120,372, and 701,899 shares of our common stock, respectively, which used cash totaling $11.7 million in 2019, $5.4 million in 2018 and $29.8 million in 2017. At December 31, 2019, we were authorized to purchase an additional 1,857,444 shares of our common stock under our share repurchase program, which expires in August 2020.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 14 "Credit Facility" contained in Part II, Item 8, "Financial Statements and Supplementary Data."
Stockholders' Equity
Stockholders' equity increased 2.5 percent to $910.5 million at December 31, 2019, from $888.4 million at December 31, 2018. The increase is primarily attributed to the increase in net unrealized investment gains net of tax of $56.6 million, net income of $14.8 million, and stock based compensation of $8.5 million, all offset by payment of stockholder dividends of $32.7 million, share repurchases of $11.7 million, and change in liability for employee benefit plans of $13.0 million. As of December 31, 2019, the book value per share of our common stock was $36.40, compared to $35.40 at December 31, 2018.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2019, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2019:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,421,754	$503,916	$490,744	$242,326	$184,768
Operating leases	16,861	7,517	7,728	1,577	39
Profit-sharing commissions	19,600	19,600
Pension plan contributions	10,000	10,000
Total	$1,468,215	$541,033	$498,472	$243,903	$184,807
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

Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2019, property and casualty agencies will receive profit-sharing payments of $19.6 million in 2020.
Pension Plan Payments
We estimate the pension contribution for 2020 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2020, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.

OFF BALANCE SHEET ARRANGEMENTS
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. At December 31, 2019, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make consolidated capital contributions up to $14.1 million upon request of the partnerships through July 31, 2028. These partnerships are included in our other invested assets on the Consolidated Balance Sheets with a current fair value of $16.5 million, or 0.8% of our total invested assets, at December 31, 2019. We recognized investment income of $0.1 million from these investments during 2019.

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
At December 31, 2019 and 2018, we had a number of securities with fair value less than the cost basis. The total unrealized loss on these securities was $0.8 million at December 31, 2019, compared with $23.6 million at December 31, 2018. Our rationale for not recording OTTI charges on these securities is discussed in Part II, Item 8, Note 2 "Summary of Investments."
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2019 and 2018, our DAC asset was $94.3 million and $92.8 million, respectively.
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
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2019, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2019:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$4,557	$13,357	$24,386
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2019 was $4.6 million compared to the premium deficiency charge of $4.3 million calculated for the same period of 2018.
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,421.8 million and $1,312.5 million at December 31, 2019 and 2018, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $68.5 million for 2019 and $57.1 million for 2018. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2019, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$90,332	$17,170	$22,764	$130,266
Other liability	302,120	107,942	189,895	599,957
Automobile	282,213	79,552	83,228	444,993
Workers' compensation	153,691	5,000	23,761	182,452
Fidelity and surety	2,894	2,520	186	5,600
Miscellaneous	455	563	143	1,161
Total commercial lines	$831,705	$212,747	$319,977	$1,364,429
Personal lines
Automobile	$12,808	$1,488	$2,263	$16,559
Fire and allied lines	9,040	3,727	2,540	15,307
Miscellaneous	70	258	106	434
Total personal lines	$21,918	$5,473	$4,909	$32,300
Reinsurance assumed	12,134	12,720	171	25,025
Total	$865,757	$230,940	$325,057	$1,421,754
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

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates solely from our boiler and machinery business which is 100 percent reinsured. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015 and increased to $2.5 million for 2016 through 2019.
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
As an example, if our loss and loss settlement expense reserves of $1,421.8 million as of December 31, 2019, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $142.2 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2019:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$40,109	$80,218

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2019. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$11,524	$23,048

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$3,206	$6,411
In 2019, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2019 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2019, was $600.0 million and consisted of 6,461 claims, compared with $549.8 million, consisting of 6,542 claims at December 31, 2018. Of the $600.0 million total reserve for other liability claims, $151.2 million is identified as defense costs and $38.7 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2019, we had $60.4 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 3,439 claims. At December 31, 2018, our reserves, excluding IBNR reserves, totaled $44.5 million, which consisted of 2,706 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2019 and 2018, we had $3.1 million and $3.0 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.

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
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2019 was $182.5 million and consisted of 3,869 claims, compared with $210.7 million, consisting of 4,337 claims, at December 31, 2018.
Reserve Development

The following reserve development section should be read in conjunction with the "Results of Operations for the Years Ended December 31, 2019, 2018 and 2017" section of this Item 7.

In 2019, 2018 and 2017, we recognized a favorable development in our net reserves for prior accident years totaling $5.3 million, $54.2 million and $54.3 million, respectively.
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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Results of Operations for the Years Ended December 31, 2019, 2018 and 2017" section in this Item 7.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(59,996)	$(29,998)	$29,998	$59,996
Workers' compensation	(18,245)	(9,123)	9,123	18,245
Automobile	(46,155)	(23,078)	23,078	46,155

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(8,890)	$(5,334)	$5,334	$8,890
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2019 and 2018, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2020.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2019 and 2018 were $1,353.2 million and $1,255.4 million, respectively. In 2019 and 2018, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and post-retirement benefit obligation at December 31, 2019, by $47.9 million and $5.6 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2019, by $37.2 million and $4.4 million, respectively.
In addition, for the post-retirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the post-retirement benefit obligation at December 31, 2019, by $4.3 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2019, by $5.3 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2019, by $2.0 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.0 million, for the same period.
For the post-retirement benefit plan, a 100 basis point increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2019, by $0.7 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.5 million, for the same period.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2019 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2019	2018

Assets
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,659,760 in 2019 and $1,761,289 in 2018)	$1,719,607	$1,749,488
Trading securities, at fair value (amortized cost $11,941 in 2019 and $11,277 in 2018)	15,256	13,240
Equity securities, at fair value (cost $67,529 in 2019 and $64,819 in 2018)	299,203	248,361
Mortgage loans	42,448	25,782
Other long-term investments	78,410	37,077
Short-term investments	175	175
	2,155,099	2,074,123
Cash and cash equivalents	120,722	64,454
Accrued investment income	15,182	15,774
Premiums receivable (net of allowance for doubtful accounts of $1,239 in 2019 and $785 in 2018)	357,632	346,825
Deferred policy acquisition costs	94,292	92,796
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $50,183 in 2019 and $39,894 in 2018)	116,989	97,194
Reinsurance receivables and recoverables	72,369	61,337
Prepaid reinsurance premiums	9,550	7,063
Deferred tax asset	—	912
Income taxes receivable	19,190	15,035
Goodwill and net intangible assets	22,542	23,252
Other assets	29,905	17,933
Total assets	$3,013,472	$2,816,698
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,421,754	$1,312,483
Unearned premiums	505,162	492,918
Accrued expenses and other liabilities	155,498	122,922
Deferred tax liability	20,586	—
Total liabilities	$2,103,000	$1,928,323
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,015,963 and 25,097,408 shares issued and outstanding in 2019 and 2018, respectively	$25	$25
Additional paid-in capital	200,179	203,350
Retained earnings	697,116	715,472
Accumulated other comprehensive income (loss), net of tax	13,152	(30,472)
Total stockholders' equity	$910,472	$888,375
Total liabilities and stockholders' equity	$3,013,472	$2,816,698
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2019	2018	2017

Revenues
Net premiums earned	$1,086,972	$1,037,451	$997,492
Investment income, net of investment expenses	60,414	52,894	51,190
Net realized investment gains (losses) (includes reclassifications for net unrealized gains on available-for-sale securities of ($1,521) in 2019; ($784) in 2018; and $6,390 in 2017 previously included in accumulated other comprehensive income)	53,779	(20,179)	4,055
Total revenues	$1,201,165	$1,070,166	$1,052,737

Benefits, losses and expenses
Losses and loss settlement expenses	$830,172	$731,611	$725,713
Amortization of deferred policy acquisition costs	216,699	206,232	207,746
Other underwriting expenses (includes reclassifications for employee benefit costs of $4,497 in 2019; $6,642 in 2018; and $5,408 in 2017 previously included in accumulated other comprehensive income)	137,415	141,473	103,628
Total benefits, losses and expenses	$1,184,286	$1,079,316	$1,037,087

Income (loss) from continuing operations before income taxes	$16,879	$(9,150)	$15,650
Federal income tax expense (benefit) (includes reclassifications of $1,263 in 2019; $1,559 in 2018; and ($344) in 2017 previously included in accumulated other comprehensive income)	2,059	(11,405)	(29,220)
Net income from continuing operations	$14,820	$2,255	$44,870
Income (loss) from discontinued operations, net of taxes	—	(1,912)	6,153
Gain on sale of discontinued operations, net of taxes	—	27,307	—
Net income	$14,820	$27,650	$51,023

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$70,127	$(50,985)	$72,251
Change in liability for underfunded employee benefit plans	(20,924)	25,513	(26,122)
Other comprehensive income (loss), before tax and reclassification adjustments	49,203	(25,472)	46,129
Income tax effect	(10,334)	5,349	(17,540)
Other comprehensive income (loss), after tax, before reclassification adjustments	38,869	(20,123)	28,589
Reclassification adjustment for net realized (gains) losses included in income	1,521	784	(6,390)
Reclassification adjustment for employee benefit costs included in expense	4,497	6,642	5,408
Total reclassification adjustments, before tax	6,018	7,426	(982)
Income tax effect	(1,263)	(1,559)	344
Total reclassification adjustments, after tax	4,755	5,867	(638)
Comprehensive income	$58,444	$13,394	$78,974

Weighted average common shares outstanding	25,138,039	25,006,211	25,103,720
Earnings per common share from continuing operations:
Basic	$0.59	$0.09	$1.79
Diluted	0.58	0.09	1.75
Earnings per common share:
Basic	$0.59	$1.11	$2.03
Diluted	0.58	1.08	1.99

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2017	25,429,769	$25	$216,482	$616,322	$109,055	$941,884
Net income	—	—	—	51,023	—	51,023
Shares repurchased	(701,899)	—	(29,784)	—	—	(29,784)
Stock based compensation	188,936	—	4,828	—	—	4,828
Dividends on common stock ($1.09 per share)	—	—	—	(27,337)	—	(27,337)
Accumulated effect of change in enacted tax rate	—	—	—	(31,308)	31,308	—
Change in net unrealized investment appreciation(1)	—	—	—	—	44,315	44,315
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(16,364)	(16,364)
Compensation expense and related tax benefit for stock-based award grants	—	—	4,808	—	—	4,808
Balance, January 1, 2018	24,916,806	$25	$196,334	$608,700	$168,314	$973,373
Net income	—	$—	$—	$27,650	$—	$27,650
Shares repurchased	(120,372)	—	(5,404)	—	—	(5,404)
Stock based compensation	300,974	—	7,171	—	—	7,171
Dividends on common stock ($4.21 per share)	—	—		(105,408)	—	(105,408)
Change in net unrealized investment appreciation(1)	—	—	—	—	(32,944)	(32,944)
Net unrealized investment depreciation of discontinued operations, sold	—	—	—	(6,714)	—	(6,714)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	25,402	25,402
Cumulative effect of change in accounting principle	—	—	—	191,244	(191,244)	—
Compensation expense and related tax benefit for stock-based award grants	—	—	5,249	—	—	5,249
Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	$—	$—	$14,820	$—	$14,820
Shares repurchased	(258,756)	—	(11,700)	—	—	(11,700)
Stock based compensation	177,311	—	2,377	—	—	2,377
Dividends on common stock ($1.30 per share)	—	—	—	(32,662)	—	(32,662)
Change in net unrealized investment appreciation(1)	—	—	—	—	56,602	56,602
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(12,978)	(12,978)
Cumulative effect of change in accounting principle	—	—	—	(514)	—	(514)
Compensation expense and related tax benefit for stock-based award grants	—	—	6,152	—	—	6,152
Balance, December 31, 2019	25,015,963	$25	$200,179	$697,116	$13,152	$910,472

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2019	2018	2017
Cash Flows From Operating Activities
Net income	$14,820	$27,650	$51,023
Less net income (loss) from discontinued operations, net of taxes	—	(1,912)	6,153
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	9,372	8,788	8,872
Depreciation and amortization	11,191	5,174	4,574
Stock-based compensation expense	6,152	5,249	4,808
Net realized investment (gains) losses	(53,779)	20,179	(4,055)
Net cash flows from trading investments	1,415	22,514	(1,909)
Deferred income tax benefit	10,148	(16,220)	(5,921)
Changes in:
Accrued investment income	592	(1,933)	(224)
Premiums receivable	(10,807)	(18,312)	(22,311)
Deferred policy acquisition costs	(1,496)	(4,694)	5,260
Reinsurance receivables	(11,032)	1,857	(487)
Prepaid reinsurance premiums	(2,487)	(3,314)	33
Income taxes receivable	(4,155)	(9,004)	8,254
Other assets	(11,972)	(1,524)	(2,465)
Losses, claims and loss settlement expenses	109,271	88,300	100,287
Unearned premiums	12,244	27,527	21,589
Accrued expenses and other liabilities	15,659	(12,319)	(423)
Deferred income taxes	(110)	(10,746)	(25,883)
Other, net	(1,274)	9,847	3,378
Cash from operating activities - continuing operations	78,932	111,369	93,377
Cash from operating activities - discontinued operations	—	4,024	31,847
Cash from operating activities - gain on sale of discontinued operations	—	(34,851)	—
Total adjustments	$78,932	$80,542	$125,224
Net cash provided by operating activities	$93,752	$110,104	$170,094
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$41,760	$132,250	$7,404
Proceeds from call and maturity of held-to-maturity investments		—	150
Proceeds from call and maturity of available-for-sale investments	265,515	122,250	191,521
Proceeds from short-term and other investments	4,397	9,303	6,032
Proceeds from sale of discontinued operations	—	276,055	—
Purchase of held-to-maturity investments	—	—	(150)
Purchase of available-for-sale investments	(213,437)	(507,380)	(260,957)
Purchase of mortgage loans	(16,933)	(25,853)	—
Purchase of short-term and other investments	(44,375)	(7,119)	(6,428)
Net purchases and sales of property and equipment	(32,426)	(33,053)	(17,158)
Cash from investing activities - continuing operations	4,501	(33,547)	(79,586)
Cash from investing activities - discontinued operations	—	14,343	17,601
Net cash provided by (used in) investing activities	$4,501	$(19,204)	$(61,985)
Cash Flows From Financing Activities
Payment of cash dividends	$(32,662)	$(105,408)	$(27,337)
Repurchase of common stock	(11,700)	(5,404)	(29,784)
Issuance of common stock	2,377	7,171	4,828
Cash from financing activities - continued operations	(41,985)	(103,641)	(52,293)
Cash from financing activities - discontinued operations		(11,547)	(55,256)
Net cash used in financing activities	$(41,985)	$(115,188)	$(107,549)
Net Change in Cash and Cash Equivalents	$56,268	$(24,288)	$560
Less: decrease (increase) in cash and cash equivalents - discontinued operations	—	(6,820)	5,808
Net increase (decrease) in cash and cash equivalents - continuing operations	56,268	(31,108)	6,368
Cash and Cash Equivalents at Beginning of Year - Continuing Operations	64,454	95,562	89,194
Cash and Cash Equivalents at End of Year - Continuing Operations	$120,722	$64,454	$95,562
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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, has been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for the twelve months periods ended 2018 and 2017 in this Form 10-K. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. For more information, refer to Note 17 "Discontinued Operations."
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; losses and loss settlement expenses; and pension and post-retirement benefit obligations.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2019 to be ordinary, routine and incidental to our business.
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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Included in investments at December 31, 2019 and 2018, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $20,816 and $20,456 respectively.
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
In 2019, 2018, and 2017, we made cash payments for income taxes of $1,575, $29,071 and $7,667, respectively. In addition, we received federal tax refunds of $5,401, $1,503 and $13,383 in 2019, 2018 and 2017, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. We made no interest payments in 2019, 2018 and 2017. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Continuing Operations - Property and Casualty Insurance	2019	2018	2017
Recorded asset at beginning of year	$92,796	$88,102	$93,362
Underwriting costs deferred	218,195	210,926	202,486
Amortization of deferred policy acquisition costs	(216,699)	(206,232)	(207,746)
Recorded asset at end of year	$94,292	$92,796	$88,102

Discontinued Operations - Life Insurance
Recorded asset at beginning of year	$—	$71,151	$70,750
Underwriting costs deferred	—	1,376	5,463
Amortization of deferred policy acquisition costs	—	(1,895)	(5,181)
	$—	$70,632	$71,032
Change in "shadow" deferred policy acquisition costs	—	7,274	119
Sale of discontinued operations	—	(77,906)	—
Recorded asset at end of year	$—	$—	$71,151

Total
Recorded asset at beginning of year	$92,796	$159,253	$164,112
Underwriting costs deferred	218,195	212,302	207,949
Amortization of deferred policy acquisition costs	(216,699)	(208,127)	(212,927)
	$94,292	$163,428	$159,134
Change in "shadow" deferred policy acquisition costs	—	7,274	119
Sale of discontinued operations	—	(77,906)	—
Recorded asset at end of year	$94,292	$92,796	$159,253

Our continuing operations property and casualty insurance DAC is amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. This calculation is performed by line of business in a manner consistent with how the policies are currently being marketed and managed.

For the discontinued operations traditional life insurance policies, DAC was amortized to income over the premium-paying period in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue. Expected premium revenue and gross profits are based on the same mortality and withdrawal assumptions used in determining future policy benefits. These assumptions are not revised after policy issuance unless the recorded DAC asset is deemed to be unrecoverable from future expected profits.

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

The effect on DAC that results from the assumed realization of unrealized gains (losses) on investments allocated to non-traditional life insurance business is recognized with an offset to net unrealized investment appreciation as of the balance sheet date. The impact of unrealized gains (losses) on available-for-sale securities decreased the DAC asset by $6,294 at December 31, 2017. There was no impact of unrealized gains and losses on available-for-sale securities on the DAC asset at December 31, 2018 or December 31, 2019, respectively, because the non-traditional life insurance business is part of discontinued operations, which was sold on March 30, 2018.

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2019	2018
Real estate:
Land	$2,982	$8,396
Buildings	83,360	69,214
Furniture and fixtures	7,253	5,733
Computer equipment and software	23,394	13,851
Airplane	—	—
Total property and equipment	$116,989	$97,194

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

Depreciation expense totaled $10,482, $4,455 and $3,805 for 2019, 2018 and 2017, respectively.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill and the majority of our intangible assets relate to the acquisition of Mercer Insurance Group, Inc. on March 28, 2011. We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. In 2019, 2018 and 2017, we performed a qualitative impairment assessment of our goodwill. As a result of these assessments, we did not recognize an impairment charge on our goodwill in 2019, 2018 or 2017.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2019, 2018 and 2017 we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2019, 2018 and 2017. Amortization expense totaled $709 in 2019 and $719 in 2018 and 2017, respectively.

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the "Tax Act") was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2018 we had completed accounting for the tax effects of enactment of the Tax Act and no adjustments were made during the measurement period.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2019, 2018, and 2017 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 9 "Credit Facility". For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Certain leases include rental payments adjusted for increases on an annual basis as part of the rental expense and are included in measurement of the lease liability. Lease expenses for lease payments, where appropriate, are recognized on a straight-line basis over the lease term. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statement of Income and Comprehensive

Income. The Company has agreements with lease and non-lease components, which the Company accounts for separately and continues to follow the guidance and its existing policy for minimum rental payments under Accounting Standard Codification ("ASC") Topic 840 for leases that commenced prior to the effective date. Modified or new leases subsequent to the effective date will follow ASC Topic 842. For more information on leases refer to Note 13 "Leases".
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The Company's initial investment and the fair value of the VIE at December 31, 2019 was $7.5 million. The Company's maximum exposure to loss from this VIE is $7.3 million, its carrying value of the investment, and there are no future funding commitments.
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
Recently Issued Accounting Standards

Accounting Standards Adopted in 2019
Leases
In February 2016, the FASB issued guidance on the accounting for leases. The new guidance requires lessees to place a right-of-use asset and a lease liability on the balance sheets. The lease liability is based on the present value of the future lease payments and the right-of-use asset is based on the liability. Expenses are recognized in the income statement in a similar manner as previous methods. The new guidance also requires companies to classify all leases as operating leases or financing leases. The Company has classified all of its leases as operating leases. The new guidance was effective for annual periods beginning after December 15, 2018 and interim periods within those years. The Company adopted the new guidance under the modified retrospective transition approach using the package of practical expedients and the Company elected to not adopt the hindsight practical expedient as of January 1, 2019. The package of practical expedients allowed the Company not to reassess whether each arrangement contains a lease, lease classification and whether previously capitalized costs qualify as initial direct costs. The practical expedients allowed the Company to continue classifying all of its leases as operating leases as they were previously classified under ASC Topic 840. Therefore, the Company's disclosures for the comparative periods presented in 2019 continues to be in accordance with previous lease guidance under ASC Topic 840. The Company used the accounting standard adoption date as its date of initial application.
Adoption of the new guidance resulted in the recording a lease right-of-use assets and lease obligations of $19.8 million and $20.3 million, respectively, as of January 1, 2019. The lease amounts recognized were measured based on the present value of discounted future lease payments, net of reversal of prepaid rent and deferred rent balances that existed prior to January 1, 2019. The Company had no adjustments upon adoption related to unrecorded but expected lease abandonments at December 31, 2018. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as a cumulative change in accounting principles adjustment to retained earnings of $388. The adoption did not have a significant impact on the Company's financial position or results of operations and had no impact on cash flows. See Note 13 "Lease Commitments" for more details.
Financial Instruments - Callable Debt Securities
In March 2016, the FASB issued an update to amend the amortization period for certain purchased callable debt securities held at a premium. The update requires the premium to be amortized to the earliest call date. The update doesn’t change the accounting for securities held at a discount, which will continue to be amortized to maturity. The new guidance was effective for annual periods beginning after December 15, 2018 and interim periods beginning after December 15, 2018. The Company adopted the new guidance as of January 1, 2019. The adoption of the new guidance resulted in cumulative change in accounting principles adjustment to retained earnings, net of the deferred tax, of $126 on January 1, 2019 and did not have a material impact on net income between the comparable periods.
Pending Adoption of Accounting Standards
Intangibles - Other Internal Use Software

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires the Company to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption will not have a significant impact on the Company's financial position or results of operations.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances will be remeasured each reporting period. The new guidance is effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance will impact the Company's impairment model related to our available-for-sale fixed-maturity portfolio, reinsurance receivables and mortgage loans. The Company has identified five filters and performed a run of the credit loss model over available-for-sale fixed maturity securities as of December 31, 2019, which determines the expected loss estimate. This model run resulted in an immaterial expected credit loss at December 31, 2019. The Company has a highly rated portfolio of available-for-sale fixed maturity securities which are in a net unrealized gain position as of December 31, 2019.

For reinsurance receivables, the Company developed a model which estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the company, historical relationship with UFG, existence of letters of credit and known regulation the company may be held accountable for. The ultimate LGD percentage is estimated on a conservative basis after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The Company ran the model as of December 31, 2019 and calculated an immaterial expected credit loss.
Prior to the adoption of the new guidance, the Company utilized an aging method to estimate credit losses on premiums receivable. This aging method is permitted under the new guidance. In addition, prior to the adoption of the new guidance, the Company had a mortgage loan allowance already established and adoption of the new guidance will not materially impact this valuation allowance. The Company will adopt the new guidance prospectively as of January 1, 2020 with an immaterial estimated cumulative effect adjustment to opening retained earnings. This cumulative effect adjustment is an allowance related to the Company's reinsurance receivables. The adoption of the new guidance will not have a material impact on the Company's financial position and results of operations.
Goodwill
In January 2017, the FASB issued new guidance which simplifies the test for goodwill impairment. The new guidance eliminates the implied fair value calculation when measuring a goodwill impairment charge. Under the new guidance, impairment charges will be based on the excess of the carrying value over fair value of goodwill. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption will not have an impact on the Company's financial position and results of operations.
Financial Instruments - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements of financial instruments. The new guidance removes the requirement for disclosing the amount and reason for transfers between Level 1 and Level 2 investment securities and the valuation processes for Level 3 fair value measurements. The guidance also requires additional disclosures on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption will modify existing fair value disclosures, but will not have an impact on the Company's financial position and results of operations.
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company will adopt the new guidance as of January 1, 2021. The adoption will modify existing disclosures, but will not have an impact on the Company's financial position and results of operations.
Income Taxes
In December 2019, the FASB issued new guidance which simplifies the accounting for income taxes by removing certain exceptions to income tax accounting. The amendments also improve consistent application of and simplify GAAP for other areas of income tax accounting. The new guidance clarifies and amends existing guidance, including removing certain requirements that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized, when it should be considered a separate transaction and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new guidance is effective for annual periods beginning after December 15, 2020. The Company will adopt the new guidance as of January 1, 2021. Management is currently evaluating the impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis, including both continuing and discontinued operations as of December 31, 2019 and 2018.

December 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$69,300	$203	$12	$69,491
U.S. government agency	97,962	2,344	104	100,202
States, municipalities and political subdivisions
General obligations:
Midwest	85,607	2,987	—	88,594
Northeast	30,120	1,150	—	31,270
South	111,688	3,515	—	115,203
West	105,569	4,748	—	110,317
Special revenue:
Midwest	133,717	6,175	—	139,892
Northeast	58,665	2,878	—	61,543
South	224,214	10,452	—	234,666
West	138,557	6,287	—	144,844
Foreign bonds	4,936	181	—	5,117
Public utilities	60,950	2,701	—	63,651
Corporate bonds
Energy	28,695	1,429	—	30,124
Industrials	52,249	1,766	—	54,015
Consumer goods and services	47,131	2,335	—	49,466
Health care	8,998	482	—	9,480
Technology, media and telecommunications	25,931	1,739	—	27,670
Financial services	96,613	3,870	230	100,253
Mortgage-backed securities	6,250	127	21	6,356
Collateralized mortgage obligations
Government national mortgage association	78,400	2,053	97	80,356
Federal home loan mortgage corporation	123,572	1,150	220	124,502
Federal national mortgage association	70,322	1,631	108	71,845
Asset-backed securities	314	436	—	750
Total Available-For-Sale Fixed Maturities	$1,659,760	$60,639	$792	$1,719,607

December 31, 2018
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$27,632	$6	$220	$27,418
U.S. government agency	215,535	896	1,749	214,682
States, municipalities and political subdivisions
General obligations:
Midwest	94,806	1,091	685	95,212
Northeast	37,326	432	103	37,655
South	114,710	754	1,553	113,911
West	107,787	1,229	1,175	107,841
Special revenue:
Midwest	140,025	1,609	870	140,764
Northeast	62,737	452	1,241	61,948
South	237,848	1,669	3,708	235,809
West	143,829	1,294	2,203	142,920
Foreign bonds	9,698	31	13	9,716
Public utilities	56,808	274	1,023	56,059
Corporate bonds
Energy	28,909	43	304	28,648
Industrials	53,867	124	906	53,085
Consumer goods and services	54,323	142	819	53,646
Health care	16,721	42	105	16,658
Technology, media and telecommunications	26,819	35	678	26,176
Financial services	81,286	238	2,175	79,349
Mortgage-backed securities	7,642	14	232	7,424
Collateralized mortgage obligations
Government national mortgage association	78,055	380	1,734	76,701
Federal home loan mortgage corporation	108,403	524	1,304	107,623
Federal national mortgage association	53,267	213	732	52,748
Asset-backed securities	3,256	352	113	3,495
Total Available-For-Sale Fixed Maturities	$1,761,289	$11,844	$23,645	$1,749,488

Maturities
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2019, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
December 31, 2019	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$56,316	$56,635	$2,464	$3,132
Due after one year through five years	286,426	293,956	6,967	8,586
Due after five years through 10 years	481,310	504,300	—	—
Due after 10 years	556,850	580,907	2,510	3,538
Asset-backed securities	314	750	—	—
Mortgage-backed securities	6,250	6,356	—	—
Collateralized mortgage obligations	272,294	276,703	—	—
	$1,659,760	$1,719,607	$11,941	$15,256

Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2019, 2018 and 2017, is as follows:

	2019	2018	2017
Net realized investment gains (losses) from continuing operations
Fixed maturities:
Available-for-sale	$655	$(254)	$829
Trading securities
Change in fair value	1,351	(296)	924
Sales	1,993	1,226	244
Equity securities
Change in fair value	51,231	(21,994)	332
Sales	725	1,702	1,610
Mortgage loans	(26)	(46)	—
Real estate	(2,150)	(517)	116
Total net realized investment gains (losses) from continuing operations	$53,779	$(20,179)	$4,055
Total net realized investment gains (losses) from discontinued operations	—	(1,057)	4,008
Total net realized investment gains (losses)	$53,779	$(21,236)	$8,063

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from continuing operations for 2019, 2018 and 2017, are as follows:

	2019	2018	2017
Proceeds from sales	$41,760	$132,250	$7,404
Gross realized gains	302	140	1,046
Gross realized losses	(13)	(517)	(20)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from discontinued operations for 2019, 2018 and 2017, are as follows:

	2019	2018	2017
Proceeds from sales	$—	$—	$7,315
Gross realized gains	—	—	1,264
Gross realized losses	—	—	(78)

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $15,256 and $13,240 at December 31, 2019 and 2018, respectively.
Net investment income for the years ended December 31, 2019, 2018 and 2017, is comprised of the following:

Years Ended December 31,	2019	2018	2017
Investment income from continuing operations:
Interest on fixed maturities	$50,274	$51,356	$44,784
Dividends on equity securities	7,842	7,731	7,108
Income on other long-term investments
Investment income	3,115	8,383	6,870
Change in value (1)	1,114	(10,116)	(2,812)
Interest on mortgage loans	1,595	412	—
Interest on short-term investments	522	606	120
Interest on cash and cash equivalents	2,681	1,875	1,125
Other	252	307	300
Total investment income from continuing operations	$67,395	$60,554	$57,495
Less investment expenses	6,981	7,660	6,305
Net investment income from continuing operations	$60,414	$52,894	$51,190
Net investment income from discontinued operations	$—	$12,663	$49,720
Net investment income	$60,414	$65,557	$100,910

(1)	Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
At December 31, 2019, pursuant to an agreement with our limited liability partnership investments, we are contractually committed to make capital contributions up to $14,052 upon request of the partnerships through July 31, 2028.
Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2019, 2018 and 2017, is as follows for continuing operations and discontinued operations:

	2019	2018	2017
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$71,648	$(57,475)	$25,573
Available-for-sale equity securities	—	—	40,168
Deferred policy acquisition costs	—	7,274	119
Income tax effect	(15,046)	10,543	(21,545)
Cumulative change in accounting principles	—	(191,244)	—
Accumulated effect of change in enacted tax rate	—	—	36,658
Net unrealized investment depreciation of discontinued operations, sold	—	6,714	—
Total change in net unrealized investment appreciation (depreciation), net of tax	$56,602	$(224,188)	$80,973

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
The tables on the following pages summarize our fixed maturity and equity securities that were in an unrealized loss position at December 31, 2019 and 2018 for continuing operations and discontinued operations. The securities are presented by the length of time they have been continuously in an unrealized loss position. It is possible that we could recognize OTTI charges in future periods on securities held at December 31, 2019 if future events or information cause us to determine that a decline in fair value is other-than-temporary.
We have evaluated the near-term prospects of the issuers of our fixed maturity securities in relation to the severity and duration of the unrealized loss and determined that these losses did not warrant the recognition of an OTTI charge in 2019, 2018 or 2017. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. We believe the unrealized depreciation in value of other securities in our fixed maturity portfolio is primarily attributable to changes in market interest rates and not the credit quality of the issuer. We have no intention to sell and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal to our cost basis or the securities mature.

December 31, 2019	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	—	$—	$—	2	$4,733	$12	$4,733	$12
U.S. government agency	3	13,846	104	—	—	—	13,846	104
Corporate bonds - financial services	3	10,906	142	1	4,913	88	15,819	230
Mortgage-backed securities	—	—	—	13	1,585	21	1,585	21
Collateralized mortgage obligations
Government national mortgage association	2	8,444	38	5	3,053	59	11,497	97
Federal home loan mortgage corporation	12	50,829	183	3	4,844	37	55,673	220
Federal national mortgage association	4	23,515	90	3	1,102	18	24,617	108
Total Available-for-Sale Fixed Maturities	24	$107,540	$557	27	$20,230	$235	$127,770	$792

December 31, 2018	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	1	$8,018	$7	5	$14,645	$213	$22,663	$220
U.S. government agency	4	17,907	81	17	80,696	1,668	98,603	1,749
States, municipalities and political subdivisions
General obligations
Midwest	2	2,939	5	7	23,749	680	26,688	685
Northeast	—	—	—	3	12,110	103	12,110	103
South	1	778	2	22	50,174	1,551	50,952	1,553
West	1	1,203	5	16	48,499	1,170	49,702	1,175
Special revenue
Midwest	4	3,892	8	19	43,854	862	47,746	870
Northeast	—	—	—	14	37,629	1,241	37,629	1,241
South	4	4,298	30	45	107,016	3,678	111,314	3,708
West	4	11,115	32	28	69,667	2,171	80,782	2,203
Foreign bonds	1	2,984	13	—	—	—	2,984	13
Public utilities	12	25,781	552	8	17,253	471	43,034	1,023
Corporate bonds
Energy	7	12,556	148	2	4,099	156	16,655	304
Industrials	9	21,970	397	4	11,040	509	33,010	906
Consumer goods and services	14	30,399	527	5	9,554	292	39,953	819
Health care	3	6,203	97	1	345	8	6,548	105
Technology, media and telecommunications	6	12,638	288	5	9,619	390	22,257	678
Financial services	13	30,177	650	13	32,855	1,525	63,032	2,175
Mortgage-backed securities	22	1,539	34	22	4,166	198	5,705	232
Collateralized mortgage obligations
Government national mortgage association	2	3,797	55	22	44,690	1,679	48,487	1,734
Federal home loan mortgage corporation	3	4,541	20	18	38,189	1,284	42,730	1,304
Federal national mortgage association	4	2,107	3	15	38,986	729	41,093	732
Asset-backed securities	1	2,829	113	—	—	—	2,829	113
Total Available-for-Sale Fixed Maturities	118	$207,671	$3,067	291	$698,835	$20,578	$906,506	$23,645

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan

(collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2019, the cash surrender value of the COLI policies was $6,777, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments from at December 31, 2019 and 2018 is as follows:

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,719,607	$1,719,607	$1,749,488	$1,749,488
Trading securities	15,256	15,256	13,240	13,240
Equity securities:	299,203	299,203	248,361	248,361
Mortgage loans	43,992	42,448	26,021	25,782
Other long-term investments	78,410	78,410	37,077	37,077
Short-term investments	175	175	175	175
Cash and cash equivalents	120,722	120,722	64,454	64,454
Corporate-owned life insurance	6,777	6,777	4,907	4,907

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The tables include financial instruments at December 31, 2019 and 2018:

		Fair Value Measurements
Description	December 31, 2019	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$69,491	$—	$69,491	$—
U.S. government agency	100,202	—	100,202	—
States, municipalities and political subdivisions
General obligations
Midwest	88,594	—	88,594	—
Northeast	31,270	—	31,270	—
South	115,203	—	115,203	—
West	110,317	—	110,317	—
Special revenue
Midwest	139,892	—	139,892	—
Northeast	61,543	—	61,543	—
South	234,666	—	234,666	—
West	144,844	—	144,844	—
Foreign bonds	5,117	—	5,117	—
Public utilities	63,651	—	63,651	—
Corporate bonds
Energy	30,124	—	30,124	—
Industrials	54,015	—	54,015	—
Consumer goods and services	49,466	—	49,466	—
Health care	9,480	—	9,480	—
Technology, media and telecommunications	27,670	—	27,670	—
Financial services	100,253	—	100,003	250
Mortgage-backed securities	6,356	—	6,356	—
Collateralized mortgage obligations
Government national mortgage association	80,356	—	80,356	—
Federal home loan mortgage corporation	124,502	—	124,502	—
Federal national mortgage association	71,845	—	71,845	—
Asset-backed securities	750	—	—	750
Total Available-For-Sale Fixed Maturities	$1,719,607	$—	$1,718,607	$1,000
TRADING
Fixed maturities
Bonds
Corporate bonds
Consumer goods and services	$2,276	$—	$2,276	$—
Health care	4,701	—	4,701	—
Technology, media and telecommunications	1,732	—	1,732	—
Financial services	2,460	—	2,460	—
Redeemable preferred stocks	4,087	4,087	—	—
Total Trading Securities	$15,256	$4,087	$11,169	$—
Equity securities
Public utilities	16,295	16,295	—	—
Energy	14,639	14,639	—	—
Industrials	57,330	57,330	—	—
Consumer goods and services	29,935	29,935	—	—
Health care	27,285	27,285	—	—
Technology, Media & Telecommunications	19,265	19,265	—	—
Financial Services	127,780	127,780	—	—
Nonredeemable preferred stocks	6,674	6,079	—	595

Total Equity Securities	$299,203	$298,608	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$9,334	$9,334	$—	$—
Corporate-Owned Life Insurance	$6,777	$—	$6,777	$—
Total Assets Measured at Fair Value	$2,050,352	$312,204	$1,736,553	$1,595

		Fair Value Measurements
Description	December 31, 2018	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$27,418	$—	$27,418	$—
U.S. government agency	214,682	—	214,682	—
States, municipalities and political subdivisions
General obligations
Midwest	95,212	—	95,212	—
Northeast	37,655	—	37,655	—
South	113,911	—	113,911	—
West	107,841	—	107,841	—
Special revenue
Midwest	140,764	—	140,764	—
Northeast	61,948	—	61,948	—
South	235,809	—	235,809	—
West	142,920	—	142,920	—
Foreign bonds	9,716	—	9,716	—
Public utilities	56,059	—	56,059	—
Corporate bonds
Energy	28,648	—	28,648	—
Industrials	53,085	—	53,085	—
Consumer goods and services	53,646	—	53,646	—
Health care	16,658	—	16,658	—
Technology, media and telecommunications	26,176	—	26,176	—
Financial services	79,349	—	79,099	250
Mortgage-backed securities	7,424	—	7,424	—
Collateralized mortgage obligations
Government national mortgage association	76,701	—	76,701	—
Federal home loan mortgage corporation	107,623	—	107,623	—
Federal national mortgage association	52,748	—	52,748	—
Asset-backed securities	3,495	—	2,829	666
Total Available-For-Sale Fixed Maturities	$1,749,488	$—	$1,748,572	$916
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes. In addition, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers with additional pricing sources. We also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class. In our opinion, the pricing obtained at December 31, 2019 and 2018 was reasonable.

For the year ended December 31, 2019, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities. During the twelve month period ended December 31, 2019, there were no securities transferred between Level 1 and Level 2.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. If pricing cannot be obtained from these sources, which occurs on a limited basis, management will perform a discounted cash flow analysis, using an appropriate risk-adjusted discount rate, on the underlying security to estimate fair value. During the twelve month period ended December 31, 2019 and 2018, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2019	$250	$666	$595	$1,511
Unrealized gains (losses) (1)	—	84	—	84
Purchases	100	—	—	100
Disposals	(100)	—	—	(100)
Balance at December 31, 2019	$250	$750	$595	$1,595

(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2018:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2018	$100	$647	$882	$1,629
Unrealized gains (losses) (1)	—	19	(287)	(268)
Purchases	150	—	—	150
Balance at December 31, 2018	$250	$666	$595	$1,511
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2019 and 2018:

Commercial Mortgage Loans
Loan-to-value	December 31, 2019	December 31, 2018
Less than 65%	$34,024	25,828
65%-75%	8,496	—
Greater than 75%	—	—
Total amortized cost	$42,520	$25,828
Valuation allowance	(72)	(46)
Total mortgage loans	$42,448	$25,782

Mortgage Loans by Region
	December 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.6%	$3,244	12.6%
Southern Atlantic	7,026	16.5	6,652	25.8
East South Central	8,358	19.7	4,975	19.3
New England	6,588	15.5	6,588	25.4
Middle Atlantic	15,076	35.5	4,369	16.9
Mountain	2,227	5.2	—	—
Total mortgage loans at amortized cost	$42,520	100.0%	$25,828	100.0%

Mortgage Loans by Property Type
	December 31, 2019		December 31, 2018
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$11,741	27.6%	$3,244	12.6%
Office	11,848	27.9	11,627	45.0
Retail	2,227	5.2	—	—
Mixed use/Other	16,704	39.3	10,957	42.4
Total mortgage loans at amortized cost	$42,520	100.0%	$25,828	100.0%

Mortgage Loan Valuation Allowance
The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. A valuation allowance is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. For the year end December 31, 2019 the Company had a valuation allowance of $72.

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2019 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $3,833 and $3,779 at December 31, 2019 and 2018, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2019	2018	2017
Ceded Business
Ceded premiums written	$74,511	$66,800	$61,273
Ceded premiums earned	72,023	63,487	61,305
Loss and loss settlement expenses ceded	28,447	22,317	33,303

Assumed Business
Assumed premiums written	$27,869	$16,761	$15,179
Assumed premiums earned	25,412	16,957	15,059
Loss and loss settlement expenses assumed	14,813	(3,954)	24,688

In 2019 we added two additional assumed programs and did not renew one program from 2018. Loss and loss settlement expenses ceded increased in 2019 as compared to 2018, primarily due to an increase in severity of commercial auto losses, assumed reinsurance losses, extra contractual obligations and catastrophe losses.

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

Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2019, there was an all lines annual aggregate excess of loss program with variable retention of 6.66 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million. For 2018, there was an all lines annual aggregate excess of loss program with a variable retention of 6.78 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million. For 2017, there was an all lines annual aggregate excess of loss program with a variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million.

	2019 Reinsurance Programs
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
Discontinued Operations - Life Insurance Business
Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2019	2018	2017
Ceded Business
Ceded insurance in-force	$—	$—	$1,014,794
Ceded premiums earned	—	716	2,722
Loss and loss settlement expenses ceded	—	1,473	3,726

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

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. In response to an increase in miles driven by commercial vehicles and an increase in distracted driving claims, we revised our commercial automobile assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. These assumption changes resulted in a release of IBNR in 2017 for our product liability line. Besides the changes to our assumptions used for our commercial automobile line and product liability line, we continually review and revise items affecting our projections of required reserves for unpaid loss and loss adjustment expense ("LAE"). Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and the ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2019, 2018 and 2017 (net of reinsurance amounts):

Years Ended December 31,	2019	2018	2017
Gross liability for losses and loss settlement expenses at beginning of year	$1,312,483	$1,224,183	$1,123,896
Ceded losses and loss settlement expenses	(57,094)	(59,871)	(59,794)
Net liability for losses and loss settlement expenses at beginning of year	$1,255,389	$1,164,312	$1,064,102
Losses and loss settlement expenses incurred for claims occurring during
Current year	$835,507	$785,778	$779,966
Prior years	(5,335)	(54,167)	(54,253)
Total incurred	$830,172	$731,611	$725,713
Losses and loss settlement expense payments for claims occurring during
Current year	$333,975	$306,032	$311,972
Prior years	398,368	334,502	313,531
Total paid	$732,343	$640,534	$625,503
Net liability for losses and loss settlement expenses at end of year	$1,353,218	$1,255,389	$1,164,312
Ceded loss and loss settlement expenses	68,536	57,094	59,871
Gross liability for losses and loss settlement expenses at end of year	$1,421,754	$1,312,483	$1,224,183

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

The significant drivers of the favorable reserve development in 2019 were our workers' compensation partially offset by unfavorable development primarily for commercial liability and commercial automobile. Workers compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from LAE, where the reduction in LAE reserves was more than sufficient to offset paid LAE. The other lines with relatively small contributions to development, either favorable or unfavorable, generally experienced favorable development for LAE. Commercial liability unfavorable development was primarily from paid loss which exceeded reserve reductions for both reported claims and loss IBNR; additional unfavorable development came from LAE where paid LAE exceeded reductions of LAE reserves. Commercial liability and commercial automobile continue to be adversely affected by reserve strengthening for both reported claims and loss IBNR in response to an increase in severity of claims. Commercial liability continues to receive umbrella claims which flow in from commercial automobile.

The significant drivers of the favorable reserve development in 2018 were our workers' compensation, reinsurance assumed, commercial automobile and fidelity and surety. During 2018 the only individual line with unfavorable development was commercial liability. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from LAE where the LAE IBNR reduction was more than sufficient to offset paid LAE which continues to benefit from additional litigation management efforts when compared to prior years. Reinsurance assumed favorable development is attributable reductions in reserves for both reported claims and loss IBNR as we reviewed our book of business and released excess reserves during 2018. Commercial automobile favorable development was driven by LAE where LAE IBNR reductions were more than sufficient to offset paid LAE. Fidelity and surety favorable development is attributable reductions in reserves for both reported claims and loss IBNR which were more than sufficient to offset paid loss. Commercial liability adverse development is attributable to reserve strengthening for both reported claims and loss IBNR primarily in response to an increase in umbrella auto related claims while LAE developed favorably with reductions of LAE IBNR more than sufficient to offset paid LAE.

The significant drivers of the favorable reserve development in 2017 were our commercial liability and workers' compensation lines of business. Much of the favorable commercial liability development came from LAE and is attributed to our continued litigation management efforts combined with some favorable development coming from decreases in reserves, which were more than sufficient to pay claims as they closed. Workers' compensation favorable development was due to the combined effects of decreases in claim reserves along with favorable changes affecting LAE. Our personal lines also contributed favorable development. The lines that experienced adverse development during the year, which partially offset the favorable development mentioned earlier, were assumed reinsurance and commercial automobile. The adverse development for assumed reinsurance is due to increases in prior year reserves for unpaid claims while the adverse development for commercial auto is due to paid losses which were greater than reductions in reported loss reserves and reserves for claims incurred but not reported. No other single line of business contributed a significant portion of the total development.
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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2019, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, Inc., which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2019, 2018 and 2017, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2019
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$88,987	$69,533	$65,299	$82,865	$78,564	$77,948	$78,291	$78,498	$76,956	$79,263	$10,987	(9,724)	5,359
2011		81,522	64,738	88,371	88,200	79,591	80,801	81,463	80,338	81,694	12,092	172	5,551
2012			100,389	96,158	94,195	91,980	92,537	91,346	89,731	91,571	14,677	(8,818)	5,742
2013				104,982	91,460	90,502	86,119	85,399	88,816	86,082	6,199	(18,900)	6,280
2014					118,928	117,958	106,486	97,809	102,487	105,507	6,080	(13,421)	6,458
2015						137,386	125,307	120,005	127,091	129,945	15,253	(7,441)	7,594
2016							139,144	130,041	136,275	142,397	22,149	3,253	8,635
2017								139,602	139,032	152,547	33,205	12,945	8,541
2018									163,059	172,894	46,781	9,835	7,921
2019										149,173	71,236		5,813
									Total	$1,191,073

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$7,103	$15,230	$24,577	$35,043	$51,336	$56,761	$60,116	$62,070	$63,300	$64,476
2011		6,236	13,670	26,260	40,595	50,146	56,150	62,165	64,541	66,500
2012			6,875	24,620	39,948	55,316	64,574	69,800	71,773	73,819
2013				9,835	25,228	39,953	54,559	65,773	72,115	75,961
2014					10,207	29,679	50,211	70,363	83,109	93,060
2015						11,185	27,182	53,901	74,292	96,339
2016							13,782	38,184	63,526	88,885
2017								17,716	43,172	70,500
2018									16,200	44,772
2019										18,221
									Total	$692,533
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2010, net of reinsurance							33,613
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$532,153

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2019
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$113,139	$106,152	$108,246	$83,836	$83,932	$83,767	$83,981	$84,213	$84,123	$84,251	$100	(28,888)	16,696
2011		148,220	142,330	117,082	120,492	119,820	120,219	121,434	121,319	121,749	261	(26,471)	16,066
2012			138,602	110,448	108,774	108,047	107,958	108,623	109,687	109,480	495	(29,122)	6,457
2013				91,521	88,550	91,498	92,212	93,826	93,858	92,988	139	1,467	6,650
2014					126,216	131,198	128,762	128,185	128,503	126,811	141	595	7,919
2015						103,177	108,293	110,633	108,235	105,218	237	2,041	7,553
2016							147,473	144,208	143,721	143,724	927	(3,749)	9,794
2017								155,139	160,240	160,946	2,374	5,807	13,338
2018									143,280	146,951	4,581	3,671	10,489
2019										164,030	22,125		9,967
									Total	$1,256,148

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$52,660	$72,271	$78,284	$80,352	$82,037	$83,000	$83,374	$83,915	$83,942	$84,008
2011		85,585	104,800	109,429	112,497	116,614	118,183	120,178	120,731	121,063
2012			71,008	94,380	100,078	103,197	105,250	106,521	106,740	107,992
2013				59,331	78,226	82,853	86,115	89,200	91,493	92,012
2014					84,456	113,663	116,750	122,370	123,697	125,745
2015						67,217	90,454	95,515	101,367	104,115
2016							92,895	125,962	132,429	137,909
2017								99,484	137,058	145,900
2018									92,770	123,559
2019										100,980
									Total	$1,143,283
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2010, net of reinsurance							702
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$113,569

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2019
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$75,781	$68,068	$65,860	$67,015	$67,563	$67,296	$68,086	$67,910	$67,893	$67,878	$2	(7,903)	16,246
2011		84,887	87,299	90,750	92,519	92,379	91,336	90,766	90,838	90,643	16	5,756	15,253
2012			100,039	90,848	94,755	95,321	96,594	96,389	96,305	96,059	143	(3,980)	14,364
2013				104,356	98,037	102,943	103,726	104,980	105,248	104,886	448	530	15,523
2014					107,723	106,076	113,720	118,869	120,385	121,077	1,013	13,354	17,318
2015						125,506	129,816	132,206	138,987	137,395	1,265	11,889	20,054
2016							174,018	175,357	174,337	175,657	4,583	1,639	27,181
2017								227,919	224,553	235,110	13,547	7,191	32,693
2018									236,629	245,173	29,941	8,544	33,922
2019										279,229	78,104		30,946
									Total	$1,553,107

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$29,329	$41,141	$52,953	$57,947	$62,231	$65,169	$67,622	$67,852	$67,853	$67,863
2011		34,332	50,931	65,021	79,383	85,348	87,475	88,609	89,459	90,515
2012			39,247	57,201	71,469	82,944	90,292	93,179	94,747	94,983
2013				43,592	67,630	79,663	90,780	96,375	100,058	101,580
2014					45,704	68,033	87,590	99,922	109,682	113,751
2015						50,782	78,225	99,201	118,395	129,317
2016							66,013	103,528	128,157	148,224
2017								81,311	126,644	166,170
2018									81,572	138,092
2019										91,919
									Total	$1,142,414
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2010, net of reinsurance							23
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$410,716

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2019
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$38,210	$42,531	$41,180	$41,167	$40,647	$41,422	$41,468	$42,617	$42,666	$42,877	$287	4,667	3,989
2011		39,967	38,481	35,352	34,309	33,585	33,314	33,352	32,707	32,384	291	(7,583)	3,960
2012			48,848	46,279	42,158	38,423	38,553	39,015	39,182	39,063	300	(9,785)	3,987
2013				64,048	62,579	56,369	54,584	52,761	51,753	50,984	401	(13,064)	4,249
2014					64,051	60,729	58,284	56,630	54,636	53,023	699	(11,028)	4,741
2015						53,788	55,578	51,003	46,682	46,019	692	(7,769)	5,600
2016							70,419	66,575	61,648	55,168	989	(15,251)	7,791
2017								76,184	69,528	55,982	1,921	(20,202)	7,963
2018									71,972	67,883	3,364	(4,089)	7,430
2019										52,136	5,283		5,059
									Total	$495,519

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$11,821	$22,606	$28,765	$31,887	$33,119	$34,143	$35,052	$38,973	$39,208	$39,639
2011		10,322	21,678	26,033	27,497	28,247	29,022	29,453	29,700	29,890
2012			11,802	23,023	28,397	30,933	33,063	34,330	35,388	36,060
2013				14,136	30,209	38,023	42,941	45,078	47,071	47,572
2014					13,965	30,289	38,441	42,964	45,193	45,825
2015						12,063	27,304	35,229	38,424	39,305
2016							14,413	32,345	40,680	45,743
2017								14,647	31,309	38,083
2018									16,949	35,369
2019										13,582
									Total	$371,068
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2010, net of reinsurance							18,136
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$142,587

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2019
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$36,686	$34,347	$33,928	$33,865	$33,403	$33,413	$33,432	$33,213	$33,204	$33,189	$2	(3,497)	13,330
2011		50,014	48,534	47,090	47,035	46,968	47,013	46,733	46,761	46,752	—	(3,262)	14,848
2012			47,924	46,199	46,403	46,150	44,715	44,352	44,165	44,158	1	(3,766)	10,784
2013				39,232	38,525	37,262	37,086	36,729	36,661	36,486	7	(2,746)	9,247
2014					53,910	52,661	52,944	52,782	52,615	52,702	24	(1,208)	10,951
2015						42,848	41,088	40,336	40,368	40,220	79	(2,628)	9,545
2016							48,072	45,840	45,379	45,961	212	(2,111)	11,877
2017								60,330	59,342	58,695	410	(1,635)	14,639
2018									51,639	51,721	621	82	13,502
2019										59,547	6,034		12,007
									Total	$469,431

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
	(Unaudited)
2010	$24,499	$29,867	$31,340	$32,076	$32,771	$32,997	$33,165	$33,158	$33,154	$33,162
2011		36,489	43,801	45,306	45,949	46,487	46,573	46,575	46,650	46,752
2012			30,415	41,979	43,375	44,448	43,569	44,139	44,158	44,158
2013				25,505	32,788	34,297	35,306	36,155	36,323	36,397
2014					37,055	47,912	49,710	51,837	52,018	52,543
2015						29,551	37,431	39,027	39,428	39,865
2016							32,999	40,910	42,660	44,046
2017								42,135	53,111	55,982
2018									37,410	47,433
2019										40,544
									Total	$440,882
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2010, net of reinsurance							841
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$29,390

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2019
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$532,153
Commercial fire and allied	113,569
Commercial automobile	410,716
Commercial workers' compensation	142,587
Personal	29,390
All other lines	28,768
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,257,183
Net outstanding liabilities for unpaid unallocated loss settlement expenses	94,359
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	1,676
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,353,218

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	29,070
Commercial fire and allied	8,652
Commercial automobile	993
Commercial workers' compensation	28,681
Personal	12
All other lines	2,731
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	70,139
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(1,603)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	68,536
Total gross liability for unpaid losses and loss settlement expenses	$1,421,754

The following is supplementary information about average historical claims duration as of December 31, 2019.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.7%	15.3%	17.1%	16.7%	14.1%	7.3%	4.6%	2.5%	2.0%	1.5%
Commercial fire and allied	64.3%	21.5%	4.8%	3.6%	2.4%	1.5%	0.7%	0.7%	0.2%	0.1%
Commercial automobile	37.7%	19.9%	15.2%	11.6%	7.0%	3.3%	2.0%	0.5%	0.6%	—%
Commercial workers' compensation	27.3%	30.4%	14.6%	7.5%	3.5%	2.6%	1.8%	3.9%	0.6%	1.0%
Personal	71.8%	19.3%	3.9%	2.4%	0.8%	0.7%	0.2%	—%	0.1%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2019, 2018 and 2017 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2019
Property and casualty business	$707,571	$(22,393)
2018
Property and casualty business	$774,257	$219,065
Life, accident and health business(1)	—	3,548
2017
Property and casualty business	$757,443	$19,687
Life, accident and health business	144,533	5,485

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2019, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $154.2 million in dividend payments without prior regulatory approval. At December 31, 2019, we were in compliance with applicable state laws and regulations.
We paid dividends to our common shareholders of $32,662, $105,408 and $27,337 in 2019, 2018 and 2017, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2019, 2018 and 2017, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $6,300, $8,500 and $13,300, respectively. In 2019, 2018 and 2017, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $57,000, $105,000 and $40,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.

Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2019, 2018 and 2017. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2019.

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
Federal income tax expense (benefit) from both continuing and discontinued operations is composed of the following:

Years Ended December 31,	2019	2018	2017
Current	$(7,843)	$18,493	$1,989
Deferred	9,902	(21,791)	(26,719)
Total	$2,059	$(3,298)	$(24,730)

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2019 and 2018 and 35.0 percent in 2017 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2019	2018	2017
Computed expected income tax expense	$3,544	$5,114	$9,202
Impact of enactment of Tax Act	—	—	(21,884)
Tax-exempt municipal bond interest income	(3,961)	(4,235)	(8,875)
Nontaxable dividend income	(594)	(591)	(1,540)
Valuation allowance reduction	—	(329)	(547)
Compensation	1,638	(497)	(695)
Reinsurance	998	—	—
Other, net	434	(2,760)	(391)
Consolidated federal income tax expense (benefit)	$2,059	$(3,298)	$(24,730)

Reconciliation of consolidated federal income tax expense (benefit) from:
Continuing operations	$2,059	$(11,405)	$(29,220)
Gain on sale of discontinued operations		7,544	—
Discontinued operations	—	563	4,490
Consolidated federal income tax expense (benefit)	$2,059	$(3,298)	$(24,730)

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2019 and 2018 are as follows:

December 31,	2019	2018
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$48,652	$38,430
All other securities	12,568	(2,478)
Deferred policy acquisition costs	19,801	19,487
Investments in partnerships	2,156	2,510
Prepaid pension cost	4,441	4,158
Net bond discount accretion	357	296
Depreciation	1,908	1,063
Revaluation of investment basis (1)	377	419
Identifiable intangible assets (1)	1,540	1,689
Other	1,416	1,639
Gross deferred tax liability	$93,216	$67,213
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$20,845	$19,800
Unearned premium adjustment	20,816	20,406
Net operating loss carryforwards	1,708	—
Underfunded benefit plan obligation	9,072	5,622
Post-retirement benefits other than pensions	10,785	12,035
Other-than-temporary impairment of investments	2,094	2,094
Contingent ceding commission accrual	—	14
Compensation expense related to stock options	2,394	3,506
Other	4,916	4,648
Deferred tax asset	$72,630	$68,125
Net deferred tax liability (asset)	$20,586	$(912)
(1) Related to our acquisition of Mercer Insurance Group, Inc.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan, a profit-sharing plan and an employee stock ownership plan.
Pension and Post-retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $10,000 to the pension plan in 2020.
We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "post-retirement benefit plan"). Effective January 1, 2017, there was a plan amendment, which included the following changes: eliminated the pre-65 retirement plan with a $500 hundred dollar deductible; for retirements after January 1, 2017, the retiree will pay 50 percent of the lower cost supplemental plan if they are 65 or older and 100 percent of the premium if less than 65; and removed spousal coverage after the death of the participant. The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2016. Effective January 1, 2019, there was a plan amendment, which requires spouses to pay 100 percent of the medical, dental & vision premiums and the subsidy for the post-65 retirees is based off the lowest cost Medicare Supplement Plan (Plan 1). The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2019.
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
The investments held by the pension plan at December 31, 2019 include the following asset categories:

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
As of December 31, 2019, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2019 and 2018 by asset category:

					Target
Pension Plan Assets	2019	% of Total	2018	% of Total	Allocation
Fixed maturity securities - corporate bonds	$13,250	6.7%	$10,051	6.1%	0%	-	15%
Redeemable preferred stock	2,929	1.5	2,697	1.6	0%	-	10%
Equity securities	117,117	58.7	86,586	52.5	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	20,505	10.3	20,222	12.3	0%	-	40%
U.S. property separate account fund	22,114	11.1	20,841	12.6	0%	-	25%
Arbitrage fund	9,245	4.6	8,716	5.3	0%	-	10%
United Life annuity	10,855	5.4	10,339	6.3	5%	-	10%
Cash and cash equivalents	3,451	1.7	5,367	3.3	0%	-	10%
Total plan assets	$199,466	100.0%	$164,819	100.0%

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

The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements received from Plan’s investment managers, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Part II, Item 8, Note 3 "Fair Value of Financial Instruments" and have the same controls in place.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2019 and 2018:

		Fair Value Measurements
Description	December 31, 2019	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$13,250	$—	$13,250	$—
Redeemable preferred stock	2,929	2,929	—	—
Equity securities	117,117	117,117	—	—
Pooled separate accounts
Core plus bond separate account fund	20,505	—	20,505	—
U.S. property separate account fund	22,114	—	—	22,114
Arbitrage fund	9,245	—	9,245	—
Money market funds	3,448	3,448	—	—
Total assets measured at fair value	$188,608	$123,494	$43,000	$22,114

		Fair Value Measurements
Description	December 31, 2018	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$10,051	$—	$10,051	$—
Redeemable preferred stock	2,697	2,697	—	—
Equity securities	86,586	86,586	—	—
Pooled separate accounts
Core plus bond separate account fund	20,222	—	20,222	—
U.S. property separate account fund	20,841	—	—	20,841
Arbitrage fund	8,716	—	8,716	—
Money market funds	5,364	5,364	—	—
Total assets measured at fair value	$154,477	$94,647	$38,989	$20,841

There were no transfers of assets in or out of Level 1 or Level 2 during the period.

The fair value of investments categorized as Level 1 is based on quoted market prices that are readily and regularly available.
The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Part II, Item 8, Note 3 "Fair Value of Financial Instruments" and have the same controls in place.
The fair value of the arbitrage fund and bond and mortgage pooled separate account fund are categorized as Level 2 since there are no restrictions as to the pension plan's ability to redeem its investment at the net asset value of the fund as of the reporting date.

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2019	$20,841
Unrealized gains	1,273
Company Contributions	—
Balance at December 31, 2019	$22,114

U.S. property separate account fund
Balance at January 1, 2018	$15,502
Unrealized gains	1,339
Company Contributions	4,000
Balance at December 31, 2018	$20,841

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

Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2019	2018	2019	2018
Discount rate	3.32%	4.18%	3.32%	4.18%
Rate of compensation increase	3.00	3.00	N/A	N/A

Declining interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2019 compared to December 31, 2018.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2019	2018	2017	2019	2018	2017
Discount rate	4.18%	3.65%	4.17%	4.18%	3.65%	4.17%
Expected long-term rate of return on plan assets	6.70	6.70	7.50	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	3.00	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2019	2018	2019	2018
Health care cost trend rates assumed for next year	6.75%	6.75%	4.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2030	2029	N/A	N/A

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic post-retirement health care benefit cost	$657	$(508)
Effect on the accumulated post-retirement benefit obligation	5,293	(4,281)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2019	2018	2019	2018
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$202,156	$208,349	$30,973	$55,728
Service cost	7,989	8,701	1,823	2,998
Interest cost	8,320	7,500	1,274	2,009
Actuarial loss (gain)	39,598	(17,535)	(1,806)	(12,094)
Adjustment for plan amendment	—	—	—	(16,159)
Benefit payments	(5,689)	(4,859)	(1,263)	(1,509)
Benefit obligation at end of year (1)	$252,374	$202,156	$31,001	$30,973
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$164,819	$157,644	$—	$—
Actual return on plan assets	36,336	(4,366)	—	—
Employer contributions	4,000	16,400	1,263	1,509
Benefit payments	(5,689)	(4,859)	(1,263)	(1,509)
Fair value of plan assets at end of year	$199,466	$164,819	$—	$—
Funded status at end of year	$(52,908)	$(37,337)	$(31,001)	$(30,973)

(1)	For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $226,196 and $183,317 at December 31, 2019 and 2018, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2019	2018	2019	2018
Amounts recognized in AOCI
Unrecognized prior service cost	$—	$—	$(28,947)	$(37,631)
Unrecognized actuarial (gain) loss	64,059	53,616	8,086	10,786
Total amounts recognized in AOCI	$64,059	$53,616	$(20,861)	$(26,845)

We anticipate amortization of the net actuarial losses for our pension plan in 2020 to be $3,914. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2020 to be $375

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2019	2018	2017	2019	2018	2017

Net periodic benefit cost
Service cost	$7,989	$8,701	$6,857	$1,823	$2,998	$2,021
Interest cost	8,320	7,500	7,060	1,274	2,009	1,927
Expected return on plan assets	(10,784)	(10,502)	(9,650)	—	—	—
Amortization of prior service cost	—	—	—	(8,684)	(5,409)	(5,409)
Amortization of net loss	3,603	4,287	3,562	894	2,355	1,846
Net periodic benefit cost	$9,128	$9,986	$7,829	$(4,693)	$1,953	$385

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
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2020	2021	2022	2023	2024	2025 - 2029
Pension benefits	$6,680	$7,220	$7,760	$8,340	$9,020	$57,210
Post-retirement benefits	$940	$1,000	$1,050	$1,090	$1,150	$6,980

Profit-Sharing Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2019, 2018 and 2017, was $4,096, $7,607, and $4,987, respectively.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At December 31, 2019, there were 834,910 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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

The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2019	From Inception to December 31, 2019
Beginning balance	890,857	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(93,354)	(3,116,421)
Number of awards forfeited or expired	37,407	551,331
Ending balance	834,910	834,910
Number of option awards exercised	118,575	1,443,189
Number of unrestricted stock awards granted	720	10,090
Number of restricted stock awards vested	42,585	100,778

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of United Fire's common stock to non-employee directors. At December 31, 2019, we had 34,863 authorized shares available for future issuance.
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

The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2019	From Inception to December 31, 2019
Beginning balance	49,163	300,000
Number of awards granted	(14,300)	(289,140)
Number of awards forfeited or expired	—	24,003
Ending balance	34,863	34,863
Number of option awards exercised	1,131	119,092
Number of restricted stock awards vested	12,650	84,191

Stock-Based Compensation Expense

In 2019, 2018 and 2017, we recognized stock-based compensation expense of $6,152, $5,249 and $4,808, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of December 31, 2019, we had $5,008 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2020	3,334
2021	1,513
2022	161
2023	—
Total	$5,008

Analysis of Award Activity
The analysis below details the option award activity for 2019 and the awards outstanding at December 31, 2019, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	897,903	$33.24
Granted	61,216	54.26
Exercised	(119,706)	28.83
Forfeited	(8,699)	37.97
Expired	(1,000)	18.14
Outstanding at December 31, 2019	829,714	$35.39	5.62	$7,666
Exercisable at December 31, 2019	537,127	$31.53	4.76	$6,586

Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2019) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $2,055, $5,850 and $3,159 in 2019, 2018 and 2017, respectively.

The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2019:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2019	283,975	$39.90
Granted	65,871	52.50
Vested	(55,235)	38.42
Forfeited	(47,861)	41.40
Non-vested at December 31, 2019	246,750	$43.31

In 2019, 2018 and 2017 we recognized $4,659, $3,877 and $2,987, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2019, we had $3,512 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $10,165 and $15,746 at December 31, 2019 and 2018, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2019	2018	2017
Risk-free interest rate	2.57%	2.79%	2.23%
Expected volatility	26.40%	21.79%	27.58%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$1.24	$1.12	$1.00
Weighted-average grant-date fair value of options granted during the year (in dollars)	$12.97	$8.90	$9.93

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$15.01	-	21.00	45,598	1.29	$20.56	45,598	$20.56
21.01	-	28.00	69,762	2.47	23.19	69,762	23.19
28.01	-	35.00	303,495	4.72	29.28	255,678	29.31
35.01	-	43.00	269,790	6.65	40.80	139,944	40.80
44.80	-	44.80	77,172	8.15	44.80	25,252	44.80
44.81	-	54.26	63,897	9.10	54.17	893	$52.16
$15.01	-	54.26	829,714	5.62	$35.39	537,127	$31.53

NOTE 10. SEGMENT INFORMATION

On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life, to Kuvare. The sale closed on March 30, 2018. As a result, our life insurance business was considered held for sale and reported as discontinued operations in the Consolidated Financial Statements and all comparable prior periods have been presented to conform to the current year presentation. For more information, refer to Note 17 "Discontinued Operations."

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

The accounting policies of our businesses are the same as those described in Note 1 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements. We analyze results based on profitability (i.e., loss ratios), expenses and return on equity.
Property and Casualty Insurance Business
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 93.3 percent of our property and casualty insurance premiums earned for 2019. Our personal lines represented 6.7 percent of our property and casualty insurance premiums earned for 2019.
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2019	2018	2017
Continuing Operations - Property and casualty insurance business
Net premiums earned
Other liability	$318,412	$311,931	$306,480
Fire and allied lines	285,205	276,193	270,716
Automobile	345,637	313,521	277,511
Workers' compensation	87,376	95,203	104,166
Fidelity and surety	25,539	24,437	24,981
Reinsurance assumed	21,861	13,228	10,650
Other	2,942	2,938	2,988
Total net premiums earned from continuing operations	$1,086,972	$1,037,451	$997,492
Discontinued Operations - Life insurance business
Net premiums earned
Ordinary life (excluding universal life)	$—	$7,068	$35,388
Universal life policy fees	—	3,363	13,145
Immediate annuities with life contingencies	—	2,515	11,691
Accident and health	—	45	1,096
Other	—	12	48
Total net premiums earned from discontinued operations	$—	$13,003	$61,368
Total revenue includes sales to external customers and intercompany sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intercompany sales on the same basis as sales to external customers.

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information from continuing operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2019
Total revenues	$305,539	$304,197	$298,055	$293,374	$1,201,165
Income (loss) before income taxes	54,677	(4,571)	(4,528)	(28,699)	16,879
Net income (loss)	$44,521	$(4,196)	$(2,342)	$(23,163)	$14,820
Basic earnings (loss) per share (1)	$1.77	$(0.17)	$(0.09)	$(0.93)	$0.59
Diluted earnings (loss) per share (1)	1.74	(0.17)	(0.09)	(0.93)	0.58
Year Ended December 31, 2018
Total revenues	$250,795	$275,399	$291,910	$252,062	$1,070,166
Income (loss) before income taxes	21,573	(1,809)	12,598	(41,512)	(9,150)
Net income (loss)	$20,364	$157	$11,070	$(29,336)	$2,255
Basic earnings (loss) per share (1)	$0.82	$0.01	$0.44	$(1.17)	$0.09
Diluted earnings (loss) per share (1)	0.80	0.01	0.43	(1.17)	0.09

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.
The following table sets forth our selected unaudited quarterly financial information from discontinued operations:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2019
Total revenues	$—	$—	$—	$—	$—
Income (loss) before income taxes	—	—	—	—	—
Net income (loss)	$—	$—	$—	$—	$—
Basic earnings per share (1)	$—	$—	$—	$—	$—
Diluted earnings per share (1)	—	—	—	—	—
Year Ended December 31, 2018
Total revenues	$24,755	$—	$—	$—	$24,755
Income (loss) before income taxes	(1,349)	—	—	—	(1,349)
Net income (loss)	$(1,912)	$—	$—	$—	$(1,912)
Basic earnings (loss) per share (1)	$(0.08)	$—	$—	$—	$(0.08)
Diluted earnings (loss) per share (1)	(0.07)	—	—	—	(0.07)

(1)	The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2019		2018		2017
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income from continuing operations	$14,820	$14,820	$2,255	$2,255	$44,870	$44,870
Weighted-average common shares outstanding	25,138,039	25,138,039	25,006,211	25,006,211	25,103,720	25,103,720
Add dilutive effect of restricted stock awards	—	232,450	—	273,544	—	250,530
Add dilutive effect of stock options	—	212,038	—	343,057	—	286,354
Weighted-average common shares	25,138,039	25,582,527	25,006,211	25,622,812	25,103,720	25,640,604
Earnings per common share from continuing operations	$0.59	$0.58	$0.09	$0.09	$1.79	$1.75
Earnings (loss) per common share from discontinued operations	—	—	(0.08)	(0.07)	0.24	0.24
Gain on sale of discontinued operations, net of taxes	$—	$—	$1.10	$1.07	$—	$—
Earnings per common share	$0.59	$0.58	$1.11	$1.08	$2.03	$1.99
Awards excluded from diluted calculation(1)	—	63,897	—	2,681	—	—

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 13. LEASE COMMITMENTS

The Company determines if a contract contains a lease at inception of the contract by reviewing the facts and circumstances of the contract to determine if a lease is present. The Company has operating leases relating to office space, vehicles, computer equipment, and office equipment, which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. As an accounting policy election, we have elected the practical expedient on not separating lease components from non-lease components to each major asset class.
The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 9 "Credit Facility". For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2019, we have leases with remaining terms of 1 year to 6 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The Company has also entered into a contract to lease office space for our East Coast Branch which will commence in the first half of 2020 after the lessor has substantially completed leasehold improvements. This lease has not been included in lease obligation liability or right-of-use assets as of December 31, 2019.
The components of our operating leases were as follows:

As of December 31, 2019

Components of lease expense:
Operating lease expense	$7,655
Less sublease income	493
Net lease expense	7,162
Cash flows information related to leases:
Operating cash outflow from operating leases	7,249

Balance sheet information for operating leases:	As of December 31, 2019

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$15,410
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	15,851
Right-of-use assets obtained in exchange for new operating lease liabilities	651
Weighted average remaining lease term	2.75 years
Weighted average discount rate	4.74%

Maturities of lease liabilities:	As of December 31, 2019
2020	$7,517
2021	5,311
2022	2,417
2023	1,318
2024	259
Thereafter	39
Total lease payments	16,861
Less imputed interest	(1,010)
Lease liability	$15,851

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
The Credit Agreement contains customary representations, conditions to borrowing, covenants and events of default, including certain covenants that limit or restrict, subject to certain exceptions, the ability of the Company and its subsidiaries to sell or transfer assets, enter into a merger or consolidate with another company, create liens, impose restrictions on subsidiary dividends, enter into sale-leaseback transactions, make investments or acquisitions, enter into certain reinsurance agreements, pay dividends during any period of default, enter into transactions with affiliates, change the nature of its business, or incur indebtedness. The Credit Agreement also includes financial covenants that require the Company to (i) maintain a minimum consolidated net worth, (ii) maintain a minimum consolidated statutory surplus and (iii) not exceed a 0.35 to 1.0 debt to total capitalization ratio. As of December 31, 2019 we were in compliance with all covenants of the Credit Agreement.
There was no outstanding balance on the Credit Agreement at December 31, 2019 or 2018. We did not incur any interest expense related to the Credit Agreement in 2019, 2018 or under our prior credit facility in 2017.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was $15,091 at both December 31, 2019 and 2018, respectively. The goodwill is fully allocated to our property and casualty insurance business.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2019	2018
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(6,731)	(6,153)
	$3,607	$4,185

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,154)	(1,022)
	$824	$956

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$7,451	$8,161
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years

Our estimated aggregate amortization expense for each of the next five years is as follows:

2020	$709
2021	709
2022	709
2023	709
2024	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2019, 2018 and 2017:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2017	$133,892	$(24,837)	$109,055
Change in accumulated other comprehensive income before reclassifications	48,467	(19,878)	28,589
Reclassification adjustments from accumulated other comprehensive income	(4,152)	3,514	(638)
Accumulated effect of change in enacted tax rate	36,658	(5,350)	31,308
Balance as of December 31, 2017	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)	—	(191,244)
Change in accumulated other comprehensive income before reclassifications	(33,564)	20,155	(13,409)
Reclassification adjustments from accumulated other comprehensive income	620	5,247	5,867
Balance as of December 31, 2018	$(9,323)	$(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	55,399	(16,530)	38,869
Reclassification adjustments from accumulated other comprehensive income	1,203	3,552	4,755
Balance as of December 31, 2019	$47,279	$(34,127)	$13,152

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

UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA ensures a seamless transfer of the business between UFG and Kuvare. The TSA includes, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. Since the close date, the Company has received $885 as part of the TSA.
Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income
	For the Years Ended December 31,
(In Thousands, Except Share Data)	2019	2018	2017

Revenues
Net premiums earned	$—	$13,003	$61,368
Investment income, net of investment expenses	—	12,663	49,720
Total net realized investment gains (losses)	—	(1,057)	4,008
Other income	—	146	617
Total revenues	$—	$24,755	$115,713

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$10,823	$40,451
Increase in liability for future policy benefits	—	5,023	27,632
Amortization of deferred policy acquisition costs	—	1,895	5,181
Other underwriting expenses	—	3,864	13,281
Interest on policyholders’ accounts	—	4,499	18,525
Total benefits, losses and expenses	$—	$26,104	$105,070

Income (loss) from discontinued operations before income taxes	$—	$(1,349)	$10,643
Federal income tax expense	—	563	4,490
Net income (loss) from discontinued operations	$—	$(1,912)	$6,153
Earnings (loss) per common share from discontinued operations:
Basic	$—	$(0.08)	$0.24
Diluted	—	(0.07)	0.24

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of reserves for property and casualty loss and loss settlement expenses
Description of the Matter
At December 31, 2019, the Company’s reserves for losses and loss settlement expenses was $1.4 billion, of which $230.9 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liabilities for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

Auditing management’s estimate of IBNR reserves was complex due to the highly judgmental nature of management’s selection of methods and assumptions used to develop those estimates. In particular, the estimates are sensitive to assumptions and the weighting of methodologies that are used to project the ultimate cost of losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the reserving process, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves and the reasonableness of the actuarially determined reserves.

To test the estimated IBNR reserves we, including our actuarial specialists, performed audit procedures that included, among others, evaluating management’s selection and weighting of actuarial methods and assumptions by comparing to those used in prior periods and those used in the industry. We compared management’s best estimate of reserves to our independently calculated range of reasonable reserve estimates and assessed the development of prior year reserves. We also evaluated the results of the reserve analysis prepared by management’s independent third-party actuary for comparison to management’s best estimate.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Des Moines, Iowa
February 28, 2020

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
As of December 31, 2019, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2019, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2019. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2019, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019 of the Company and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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
February 28, 2020

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020 (the "2020 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2020 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2020 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2020 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2019 and 2018	65
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2019	66
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2019	67
Consolidated Statements of Cash Flows for the three years ended December 31, 2019	68
Notes to Consolidated Financial Statements	70

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	146
Schedule II. Condensed Financial Statements of Parent Company	147
Schedule III: Supplementary Insurance Information	150
Schedule IV: Reinsurance	151
Schedule V: Valuation and Qualifying Accounts	152
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	153
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	X
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2017		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (as amended)		DEF14A		Exhibit A	4/18/2011
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
*Indicates a management contract or compensatory plan or arrangement.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement ( Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of February 2, 2016, by and among United Fire Group, Inc., as borrower, the lenders from time to time party thereto, and KeyBank National Association, as administrative agent, swingline lender and letter of credit issuer.		8-K		10.1	2/5/2016
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Regnier Consulting Group, Inc., Independent Actuary	X
*Indicates a management contract or compensatory plan or arrangement.

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2018, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.
X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2019	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$167,262	$169,693	$169,693
States, municipalities and political subdivisions	888,137	926,329	926,329
Foreign governments	4,936	5,117	5,117
Public utilities	60,950	63,651	63,651
All other bonds	546,502	565,986	565,986
Redeemable preferred stock	3,914	4,087	4,087
Total fixed maturities	$1,671,701	$1,734,863	$1,734,863
Equity securities
Common stocks
Public utilities	$3,760	$16,295	$16,295
Banks, trusts and insurance companies	14,478	127,780	127,780
Industrial, miscellaneous and all other	43,309	148,454	148,454
Nonredeemable preferred stocks	5,982	6,674	6,674
Total equity securities	$67,529	$299,203	$299,203
Mortgage loans on real estate	$42,520	$43,992	$42,448
Other long-term investments	73,292	78,410	78,410
Short-term investments	175	175	175
Total investments	$1,855,217	$2,156,643	$2,155,099

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2019	2018

Assets
Fixed maturities
Available-for-sale, at fair value (amortized cost $150 in 2019 and $150 in 2018)	$150	$150
Investment in subsidiary	880,485	877,893
Cash and cash equivalents	29,878	9,186
Federal income tax receivable	—	1,165
Accrued investment income	3	1
Total assets	$910,516	$888,395

Liabilities and stockholders' equity
Liabilities	$44	$20

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares; 25,015,963 and 25,097,408 issued and outstanding in 2019 and 2018, respectively	$25	$25
Additional paid-in capital	200,179	203,350
Retained earnings	697,116	715,472
Accumulated other comprehensive income, net of tax	13,152	(30,472)
Total stockholders' equity	$910,472	$888,375

Total liabilities and stockholders' equity	$910,516	$888,395

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2019	2018	2017

Revenues
Investment income	$295	$396	$133
Total revenues	295	396	133

Expenses
Other operating expenses	$86	$95	$103
Total expenses	86	95	103

Income (loss) before income taxes and equity in net income of subsidiary	209	301	30
Federal income tax expense (benefit)	44	(1,165)	(1,060)
Net income before equity in net income of subsidiary	$165	$1,466	$1,090
Equity in net income of subsidiary	14,655	26,184	49,933
Net income	$14,820	$27,650	$51,023

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$70,127	$(50,985)	$72,251
Change in liability for underfunded employee benefit plans of subsidiary	(20,924)	25,513	(26,122)
Other comprehensive income (loss), before tax and reclassification adjustments	$49,203	$(25,472)	$46,129
Income tax effect	(10,334)	5,349	(17,540)
Other comprehensive income (loss), after tax, before reclassification adjustments	$38,869	$(20,123)	$28,589
Reclassification adjustment for net realized gains of the subsidiary included in income	1,521	784	(6,390)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	4,497	6,642	5,408
Total reclassification adjustments, before tax	$6,018	$7,426	$(982)
Income tax effect	(1,263)	(1,559)	344
Total reclassification adjustments, after tax	$4,755	$5,867	$(638)

Comprehensive income	$58,444	$13,394	$78,974

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2019	2018	2017

Cash flows from operating activities
Net income	$14,820	$27,650	$51,023
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(14,655)	(26,184)	(49,933)
Dividends received from subsidiary	57,000	105,000	40,000
Other, net	5,512	1,824	1,415
Total adjustments	$47,857	$80,640	$(8,518)
Net cash provided by operating activities	$62,677	$108,290	$42,505

Cash flows from investing activities
Proceeds from maturity of held-to-maturity investments	$—	$—	$150
Purchase of held-to-maturity investments	—	—	(150)
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(32,662)	$(105,408)	$(27,337)
Repurchase of common stock	(11,700)	(5,404)	(29,784)
Issuance of common stock	2,377	7,171	4,828
Net cash used in financing activities	$(41,985)	$(103,641)	$(52,293)

Net change in cash and cash equivalents	$20,692	$4,649	$(9,788)
Cash and cash equivalents at beginning of period	9,186	4,537	14,325
Cash and cash equivalents at end of year	$29,878	$9,186	$4,537

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2019
Continuing Operations	$94,292	$1,421,754	$505,162	$1,086,972	$60,414	$830,172	$216,699	$137,415	$—	$1,096,730
Discontinued Operations(1)	—	—	—	—	—	—	—	—	—	—
Total	$94,292	$1,421,754	$505,162	$1,086,972	$60,414	$830,172	$216,699	$137,415	$—	$1,096,730
Year Ended December 31, 2018
Continuing Operations	$92,796	$1,312,483	$492,918	$1,037,451	$52,894	$731,611	$206,232	$141,473	$—	$1,061,664
Discontinued Operations(1)	—	—	—	13,003	12,663	15,846	1,895	3,864	4,499	—
Total	$92,796	$1,312,483	$492,918	$1,050,454	$65,557	$747,457	$208,127	$145,337	$4,499	$1,061,664
Year Ended December 31, 2017
Continuing Operations	$88,102	$1,224,183	$465,391	$997,492	$51,190	$725,713	$207,746	$103,628	$—	$1,019,113
Discontinued Operations(1)	71,151	1,320,401	67	61,368	49,720	68,083	5,181	13,281	18,525	—
Total	$159,253	$2,544,584	$465,458	$1,058,860	$100,910	$793,796	$212,927	$116,909	$18,525	$1,019,113

(1)	Annuity deposits are included in future policy benefits, losses, claims and loss expenses.

(2)	Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2019
Life insurance in force	$—	$—	$—	$—
Premiums earned
Continuing Operations - Property and casualty insurance	$1,133,583	$72,023	$25,412	$1,086,972	2.34%
Discontinued Operations - Life, accident and health insurance	—	—	—	—	—%
Total	$1,133,583	$72,023	$25,412	$1,086,972	2.34%
Year Ended December 31, 2018
Life insurance in force	$—	$—	$—	$—
Premiums earned
Continuing Operations - Property and casualty insurance	$1,083,981	$63,487	$16,957	$1,037,451	1.63%
Discontinued Operations - Life, accident and health insurance	—	—	—	—	—%
Total	$1,083,981	$63,487	$16,957	$1,037,451	1.63%
Year Ended December 31, 2017
Life insurance in force	$5,309,508	$1,014,794	$—	$4,294,714
Premiums earned
Continuing Operations - Property and casualty insurance	$1,043,738	$61,305	$15,059	$997,492	1.51%
Discontinued Operations - Life, accident and health insurance	64,090	2,722	—	61,368	—%
Total	$1,107,828	$64,027	$15,059	$1,058,860	1.42%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2019	$785	$454	$—	$1,239
Year Ended December 31, 2018	1,255	—	470	785
Year Ended December 31, 2017	1,255	—	—	1,255

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2019	$—	$—	$—	$—
Year Ended December 31, 2018	329	—	329	—
Year Ended December 31, 2017	718	—	389	329

(1)	Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2019	$94,292	$1,421,754	$505,162	$1,086,972	$53,779	$60,414	$835,507	$(5,335)	$216,699	$732,343	$1,096,730
2018	$92,796	$1,312,483	$492,928	$1,037,451	$(20,179)	$52,894	$785,778	$(54,167)	$206,232	$640,534	$1,061,664
2017	$88,102	$1,124,183	$465,391	$997,492	$4,055	$51,190	$779,966	$(54,253)	$207,746	$625,503	$1,019,113

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2020

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/28/2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John Paul E. Besong
	Jack B. Evans, Chairman and Director		John Paul E. Besong, Director
Date	2/28/2020	Date	2/28/2020

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/28/2020	Date	2/28/2020

By	/s/ Christopher R. Drahozal	By	/s/ Dawn M. Jaffray
	Christopher R. Drahozal, Director		Dawn M. Jaffray, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/28/2020	Date	2/28/2020

By	/s/ George D. Milligan	By	/s/ James W. Noyce
	George D. Milligan, Director		James W. Noyce, Vice Chairman and Director
Date	2/28/2020	Date	2/28/2020

By	/s/ Mary K. Quass	By	/s/ Randy A. Ramlo
	Mary K. Quass, Director		Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer
Date	2/28/2020	Date	2/28/2020

By	/s/ Kyle D. Skogman	By	/s/ Susan E. Voss
	Kyle D. Skogman, Director		Susan E. Voss, Director
Date	2/28/2020	Date	2/28/2020