Form 10-Q
period 2020-03-31
UNITED FIRE GROUP INC
filed 2020-05-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

As of May 4, 2020, 25,016,093 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2020

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission ("SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:

•
The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy; the occurrence of catastrophic events, including international events, significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics, including the ongoing impact of the novel coronavirus (COVID-19) pandemic;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,633,875 in 2020 and $1,659,760 in 2019; allowance for credit losses $59 in 2020 and $0 in 2019)	$1,699,359	$1,719,607
Trading securities, at fair value (amortized cost $10,502 in 2020 and $11,941 in 2019)	11,208	15,256
Equity securities at fair value (cost $66,992 in 2020 and $67,529 in 2019)	206,951	299,203
Mortgage loans	45,192	42,520
Less: allowance for mortgage loan losses	77	72
Mortgage loans, net	45,115	42,448
Other long-term investments	66,917	78,410
Short-term investments	175	175
	2,029,725	2,155,099
Cash and cash equivalents	120,724	120,722
Accrued investment income	15,193	15,182
Premiums receivable (net of allowance for doubtful accounts of $1,170 in 2020 and $1,239 in 2019)	363,202	357,632
Deferred policy acquisition costs	94,335	94,292
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $51,122 in 2020 and $50,183 in 2019)	122,646	116,989
Reinsurance receivables and recoverables (net of allowance for credit losses of $46 in 2020 and $0 in 2019)	98,395	72,369
Prepaid reinsurance premiums	11,689	9,550
Income taxes receivable	34,340	19,190
Goodwill and intangible assets	22,365	22,542
Other assets	37,032	29,905
TOTAL ASSETS	$2,949,646	$3,013,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,438,405	$1,421,754
Unearned premiums	520,960	505,162
Accrued expenses and other liabilities	152,469	155,498
Deferred tax liability	4,668	20,586
TOTAL LIABILITIES	$2,116,502	$2,103,000
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,016,093 and 25,015,963 shares issued and outstanding in 2020 and 2019, respectively	$25	$25
Additional paid-in capital	198,317	200,179
Retained earnings	616,303	697,116
Accumulated other comprehensive income, net of tax	18,499	13,152
TOTAL STOCKHOLDERS’ EQUITY	$833,144	$910,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,949,646	$3,013,472
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2020	2019
Revenues
Net premiums earned	$268,849	$262,314
Investment income, net of investment expenses	2,363	16,512
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of ($121) in 2020 and $90 in 2019; previously included in accumulated other comprehensive income)	(93,407)	26,713
Total revenues	$177,805	$305,539
Benefits, Losses and Expenses
Losses and loss settlement expenses	$186,503	$164,240
Amortization of deferred policy acquisition costs	54,452	52,219
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,072 in 2020 and $1,124 in 2019; previously included in accumulated other comprehensive income)	41,849	34,403
Total benefits, losses and expenses	$282,804	$250,862
Income (loss) before income taxes	$(104,999)	$54,677
Federal income tax expense (benefit) (includes reclassifications of $250 in 2020 and $217 in 2019; previously included in accumulated other comprehensive income)	(32,465)	10,156
Net Income (loss)	$(72,534)	$44,521

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$7,168	$33,354
Change in net unrealized appreciation on investments for which an allowance for a credit loss has been recorded	(1,593)	—
Change in liability for underfunded employee benefit plans	—	—
Other comprehensive income, before tax and reclassification adjustments	$5,575	$33,354
Income tax effect	(1,171)	(7,005)
Other comprehensive income, after tax, before reclassification adjustments	$4,404	$26,349
Reclassification adjustment for net realized investment (gains) losses included in income	$121	$(90)
Reclassification adjustment for employee benefit costs included in expense	1,072	1,124
Total reclassification adjustments, before tax	$1,193	$1,034
Income tax effect	(250)	(217)
Total reclassification adjustments, after tax	$943	$817
Comprehensive income (loss)	$(67,187)	$71,687
Diluted weighted average common shares outstanding	25,014,027	25,604,268
Earnings (loss) per common share:
Basic	$(2.90)	$1.77
Diluted	(2.90)	1.74
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	—	—	(72,534)	—	(72,534)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	70,597	—	879	—	—	879
Dividends on common stock ($0.33 per share)	—	—	—	(8,249)	—	(8,249)
Change in net unrealized investment appreciation(1)	—	—	—	—	4,500	4,500
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Balance, March 31, 2020	25,016,093	$25	$198,317	$616,303	$18,499	$833,144

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	—	—	44,521	—	44,521
Stock based compensation	70,414	—	3,438	—	—	3,438
Dividends on common stock ($0.31 per share)	—	—	—	(7,797)	—	(7,797)
Change in net unrealized investment appreciation(1)	—	—	—	—	26,279	26,279
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Cumulative effect of change in accounting principle	—	—	—	(513)	—	(513)
Balance, March 31, 2019	25,167,822	$25	$206,788	$751,683	$(3,305)	$955,191

(1)	The change in net unrealized appreciation is net of reclassification adjustments and income taxes.

(2)	The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(72,534)	$44,521
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	3,008	2,763
Depreciation and amortization	1,636	1,166
Stock-based compensation expense	1,634	2,688
Net realized investment (gains) losses	93,407	(26,713)
Net cash flows from equity and trading investments	2,156	1,235
Deferred income tax benefit	(21,803)	4,863
Changes in:
Accrued investment income	(11)	(709)
Premiums receivable	(5,570)	(18,361)
Deferred policy acquisition costs	(43)	(3,095)
Reinsurance receivables	(26,026)	4,720
Prepaid reinsurance premiums	(2,139)	(443)
Income taxes receivable	(15,150)	10,647
Other assets	(7,126)	(21,034)
Losses and loss settlement expenses	16,651	(8,987)
Unearned premiums	15,798	17,795
Accrued expenses and other liabilities	(1,958)	1,275
Deferred income taxes	4,463	—
Other, net	11,120	(1,628)
Cash from operating activities	70,047	(33,818)
Net cash provided by (used in) operating activities	$(2,487)	$10,703
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$11,910	$36,490
Proceeds from call and maturity of available-for-sale investments	68,976	38,740
Proceeds from short-term and other investments	1,889	1,027
Purchase of available-for-sale investments	(57,182)	(25,007)
Purchase of mortgage loans	(2,746)	(8,496)
Purchase of short-term and other investments	(1,469)	(3,311)
Net purchases and sales of property and equipment	$(7,144)	(12,017)
Net cash provided by investing activities	14,234	27,426
Cash Flows From Financing Activities
Payment of cash dividends	$(8,249)	$(7,797)
Repurchase of common stock	(2,741)	—
Issuance of common stock	(755)	750
Net cash used in financing activities	$(11,745)	(7,047)
Net Change in Cash and Cash Equivalents	$2	$31,082
Cash and Cash Equivalents at Beginning of Period	120,722	64,454
Cash and Cash Equivalents at End of Period	$120,724	$95,536
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as property and casualty insurers in 46 states and the District of Columbia.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2019, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.
Segment Information
On September 19, 2017, the Company announced that it had agreed to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare"). The sale closed on March 30, 2018. Prior to the announcement to sell United Life, we had two reportable business segments in our operations: property and casualty insurance and life insurance. The property and casualty insurance business has six domestic locations from which it conducts its direct business. The life insurance segment operated from our home office in Cedar Rapids, Iowa. Because all of our insurance is sold domestically, we have no revenues from foreign operations.

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
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life, to Kuvare for $280,000 in cash, less a $21 adjustment as set forth in the definitive agreement, for a net amount of $279,979. The sale closed on March 30, 2018 (the "closing date") and we reported an after-tax gain on the sale of discontinued operations of $27,307. The life insurance business (previously reported as a separate segment) was considered held for sale and reported as discontinued operations and its financial position, results of operations and cash flows were reported separately for all periods presented, as applicable, unless otherwise noted.
UFG has agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA included, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. The TSA terminated on March 30, 2020. Since the closing date, the Company received $930 as part of the TSA.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2020 and 2019, we made payments for income taxes totaling $20 and $19, respectively. We did not receive a tax refund during the three-month period ended March 31, 2020 and we received a tax refund of $5,401 during the three-month period ended March 31, 2019.
For the three-month periods ended March 31, 2020 and 2019, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2020.

Total
Recorded asset at beginning of period	$94,292
Underwriting costs deferred	54,495
Amortization of deferred policy acquisition costs	(54,452)
Recorded asset at March 31, 2020	$94,335

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

Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $9.5 million as the result of this Act.
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
We reported consolidated federal income tax benefit of $32,465 for the three-month period ended March 31, 2020 compared to income tax expense from of $10,156 during the same period of 2019. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the impact of the provisions of the CARES Act.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2020 or December 31, 2019. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2015. The Internal Revenue Service is conducting an examination of our federal income tax return for the 2017 tax year.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statements of Income and Comprehensive Income. For more information on leases refer to Note 10 "Leases."
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at March 31, 2020 was $6.9 million and there are no future funding commitments.
Credit Losses
The Company recognizes credit losses for our available-for-sale fixed-maturity portfolio, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income and Comprehensive Income.
For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history.
The Company does not recognize an allowance for credit losses for accrued interest receivable for available-for-sale fixed-maturity securities, which is recorded in "Accrued investment income" in the Consolidated Balance Sheets and "Investment income, net of investment expenses" in the Consolidated Statements of Income and Comprehensive Income. The Company considers collections of accrued investment income within six months to be timely and therefore not requiring a write-off. If a write-off is required for accrued investment income outstanding greater than six months, the Company writes off accrued interest by reversing net investment income. For more information on credit losses and the allowance for credit losses for available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."
An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. An example of a market linked adjustment is the change in commercial market price appreciation or change in gross domestic product, with every point of fall leading to an increase in the allowance. Local market economics are also considered. On a quarterly basis, quantitative credit risk metrics, including for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is presented as a separate line in the Consolidated Balance Sheets beneath the asset value as well as presented net and recorded through "Net realized investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 3 "Fair Value of Financial Instruments."
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the Company, historical relationship with UFG, existence of letters of credit and known regulation the company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of March 31, 2020 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of March 31, 2020, the Company had a credit loss allowance for reinsurance receivables of $46.

Rollforward of credit loss allowance for reinsurance receivable:
As of
March 31, 2020
Beginning balance, January 1, 2020	$38
Current-period provision for expected credit losses	8
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivable, March 31, 2020	$46

With respect to premiums receivable, the Company utilizes an aging method to estimate credit losses. An allowance for doubtful accounts is based on a periodic evaluation of the aging and collectability of amounts due from agents and policyholders. "Premiums receivable" are presented in the Consolidated Balance Sheets net of an estimated allowance for doubtful accounts and recorded through "Other underwriting expenses" in the Consolidated Statements of Income and Comprehensive Income.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. Subsequent to December 31, 2019, the spread of the COVID-19 virus caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. As of the date of issuance of these financial statements, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to this COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which will impact our business, financial condition, results of operations or liquidity. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2020

Intangibles - Other Internal Use Software

In August 2018, the FASB issued guidance to align the requirements for capitalizing implementation costs incurred in a cloud computing hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance requires the Company to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The new guidance was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a significant impact on the Company's financial position or results of operations.
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the current incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances are remeasured each reporting period. The new guidance was effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance impacted the Company's impairment model related to our available-for-sale fixed-maturity portfolio, reinsurance receivables and mortgage loans. The Company has performed a run of the credit loss models as of January 1, 2020. These models resulted in an immaterial expected credit loss at January 1, 2020. Prior to the adoption of the new guidance, the Company utilized an aging method to estimate credit losses on premiums receivable. This aging method is permitted under the new guidance. The Company adopted the new guidance prospectively as of January 1, 2020 with an immaterial estimated cumulative effect adjustment to opening retained earnings. This cumulative effect adjustment is an allowance related to the Company's reinsurance receivables. The adoption of the new guidance did not have a material impact on the Company's financial position and results of operations.
Goodwill
In January 2017, the FASB issued new guidance which simplifies the test for goodwill impairment. The new guidance eliminates the implied fair value calculation when measuring a goodwill impairment charge. Under the new guidance, impairment charges are based on the excess of the carrying value over fair value of goodwill. The new guidance was effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption did not have a significant impact on the Company's financial position or results of operations.
Financial Instruments - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements of financial instruments. The new guidance removes the requirement for disclosing the amount and reason for transfers between Level 1 and Level 2 investment securities and the valuation processes for Level 3 fair value measurements. The guidance also requires additional disclosures on the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The new guidance is effective for annual and interim periods beginning after December 15, 2019. The Company adopted the new guidance as of January 1, 2020. The adoption modified existing fair value disclosures, but did not have an impact on the Company's financial position or results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of March 31, 2020 and December 31, 2019, is provided below:

March 31, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$49,068	$1,026	$—	$50,094	$—	$50,094
U.S. government agency	75,504	4,184	—	79,688	—	79,688
States, municipalities and political subdivisions
General obligations:
Midwest	85,521	2,925	—	88,446	—	88,446
Northeast	30,067	1,071	—	31,138	—	31,138
South	111,497	3,579	—	115,076	—	115,076
West	105,363	4,712	—	110,075	—	110,075
Special revenue:
Midwest	130,758	6,740	—	137,498	—	137,498
Northeast	58,540	2,892	—	61,432	—	61,432
South	223,360	10,617	48	233,929	—	233,929
West	137,256	6,051	—	143,307	—	143,307
Foreign bonds	4,935	179	2	5,112	—	5,112
Public utilities	74,192	2,072	424	75,840	—	75,840
Corporate bonds
Energy	27,124	236	1,360	26,000	16	25,984
Industrials	56,173	1,640	380	57,433	—	57,433
Consumer goods and services	47,109	1,925	263	48,771	—	48,771
Health care	9,006	368	—	9,374	—	9,374
Technology, media and telecommunications	34,185	1,618	272	35,531	11	35,520
Financial services	100,666	2,678	794	102,550	32	102,518
Mortgage-backed securities	5,929	205	4	6,130	—	6,130
Collateralized mortgage obligations
Government national mortgage association	76,808	5,334	30	82,112	—	82,112
Federal home loan mortgage corporation	114,099	4,494	7	118,586	—	118,586
Federal national mortgage association	76,401	4,000	26	80,375	—	80,375
Asset-backed securities	314	607	—	921	—	921
Total Available-for-Sale Fixed Maturities	$1,633,875	$69,153	$3,610	$1,699,418	$59	$1,699,359

December 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,300	$203	$12	$69,491
U.S. government agency	97,962	2,344	104	100,202
States, municipalities and political subdivisions
General obligations:
Midwest	85,607	2,987	—	88,594
Northeast	30,120	1,150	—	31,270
South	111,688	3,515	—	115,203
West	105,569	4,748	—	110,317
Special revenue:
Midwest	133,717	6,175	—	139,892
Northeast	58,665	2,878	—	61,543
South	224,214	10,452	—	234,666
West	138,557	6,287	—	144,844
Foreign bonds	4,936	181	—	5,117
Public utilities	60,950	2,701	—	63,651
Corporate bonds
Energy	28,695	1,429	—	30,124
Industrials	52,249	1,766	—	54,015
Consumer goods and services	47,131	2,335	—	49,466
Health care	8,998	482	—	9,480
Technology, media and telecommunications	25,931	1,739	—	27,670
Financial services	96,613	3,870	230	100,253
Mortgage-backed securities	6,250	127	21	6,356
Collateralized mortgage obligations
Government national mortgage association	78,400	2,053	97	80,356
Federal home loan mortgage corporation	123,572	1,150	220	124,502
Federal national mortgage association	70,322	1,631	108	71,845
Asset-backed securities	314	436	—	750
Total Available-for-Sale Fixed Maturities	$1,659,760	$60,639	$792	$1,719,607

Maturities
The amortized cost and fair value of held-to-maturity, available-for-sale and trading fixed maturity securities at March 31, 2020, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
March 31, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$67,835	$68,253	$2,211	$3,156
Due after one year through five years	276,483	282,037	7,190	6,694
Due after five years through 10 years	465,814	484,021	—	—
Due after 10 years	550,192	576,983	1,101	1,358
Asset-backed securities	314	921	—	—
Mortgage-backed securities	5,929	6,130	—	—
Collateralized mortgage obligations	267,308	281,073	—	—
Allowance for credit losses	—	(59)	—	—
	$1,633,875	$1,699,359	$10,502	$11,208

Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended March 31,
	2020	2019
Net realized investment gains (losses):
Fixed maturities:
Available-for-sale	$(30)	$150
Allowance for credit losses	(59)	—
Trading securities
Change in fair value	(2,608)	1,746
Sales	151	—
Equity securities
Change in fair value	(90,647)	24,634
Sales	(181)	198
Mortgage loans allowance for credit losses	(5)	(15)
Cash equivalents	—	—
Real estate	(28)	—
Total net realized investment gains (losses)	$(93,407)	$26,713

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$11,910	$36,490
Gross realized gains	172	30
Gross realized losses	382	13

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $11,208 and $15,256 at March 31, 2020 and December 31, 2019, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $12,583 at March 31, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. There are no remaining contractual obligations with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2020	2019
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$5,696	$33,264
Income tax effect	(1,196)	(6,985)
Total change in net unrealized investment appreciation, net of tax	$4,500	$26,279

Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at March 31, 2020:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
March 31, 2020
Beginning balance, January 1, 2020	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	59
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, March 31, 2020	$59

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at March 31, 2020 and December 31, 2019. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
States, municipalities and political subdivisions
Special revenue - south	2	$5,386	$48	—	—	—	$5,386	$48
Foreign bonds	1	597	2	—	—	—	597	2
Public utilities	8	20,882	424	—	—	—	20,882	424
Corporate bonds
Energy	6	12,042	980	—	—	—	12,042	980
Industrials	5	13,052	380	—	—	—	13,052	380
Consumer goods and services	7	11,765	263	—	—	—	11,765	263
Technology, media and telecommunications	3	6,919	166	—	—	—	6,919	166
Financial services	8	20,728	216	—	—	—	20,728	216
Mortgage-backed securities	—	—	—	8	279	4	279	4
Collateralized mortgage obligations
Government national mortgage association	1	1,525	28	2	542	2	2,067	30
Federal home loan mortgage corporation	2	2,237	6	1	116	1	2,353	7
Federal national mortgage association	1	2,337	26	—	—	—	2,337	26
Total Available-for-Sale Fixed Maturities	44	$97,470	$2,539	11	$937	$7	$98,407	$2,546

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2020, the cash surrender value of the COLI policies was $6,167, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2020 and December 31, 2019 is as follows:

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,699,418	$1,699,359	$1,719,607	$1,719,607
Trading securities	11,208	11,208	15,256	15,256
Equity securities	206,951	206,951	299,203	299,203
Mortgage loans	45,821	45,115	43,992	42,448
Other long-term investments	66,917	66,917	78,410	78,410
Short-term investments	175	175	175	175
Cash and cash equivalents	120,724	120,724	120,722	120,722
Corporate-owned life insurance	6,167	6,167	6,777	6,777

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2020 and December 31, 2019:

March 31, 2020		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,094	$—	$50,094	$—
U.S. government agency	79,688	—	79,688	—
States, municipalities and political subdivisions
General obligations
Midwest	88,446	—	88,446	—
Northeast	31,138	—	31,138	—
South	115,076	—	115,076	—
West	110,075	—	110,075	—
Special revenue
Midwest	137,498	—	137,498	—
Northeast	61,432	—	61,432	—
South	233,929	—	233,929	—
West	143,307	—	143,307	—
Foreign bonds	5,112	—	5,112	—
Public utilities	75,840	—	75,840	—
Corporate bonds
Energy	26,000	—	26,000	—
Industrials	57,433	—	57,433	—
Consumer goods and services	48,771	—	48,771	—
Health care	9,374	—	9,374	—
Technology, media and telecommunications	35,531	—	35,531	—
Financial services	102,550	—	102,300	250
Mortgage-backed securities	6,130	—	6,130	—
Collateralized mortgage obligations
Government national mortgage association	82,112	—	82,112
Federal home loan mortgage corporation	118,586	—	118,586
Federal national mortgage association	80,375	—	80,375
Asset-backed securities	921	—	—	921
Total Available-for-Sale Fixed Maturities	$1,699,418	$—	$1,698,247	$1,171
TRADING
Bonds
Corporate bonds
Industrials	$463	$—	$463	$—
Consumer goods and services	1,374	—	1,374	—
Health care	3,945	—	3,945	—
Financial services	2,193	—	2,193	—
Redeemable preferred stocks	3,233	3,233	—	—

Total Trading Securities	$11,208	$3,233	$7,975	$—
EQUITY SECURITIES
Common stocks
Public utilities	$14,779	$14,779	$—	$—
Energy	8,837	8,837	—	—
Industrials	34,453	34,453	—	—
Consumer goods and services	25,188	25,188	—	—
Health care	24,001	24,001	—	—
Technology, media and telecommunications	15,778	15,778	—	—
Financial services	78,010	78,010	—	—
Nonredeemable preferred stocks	5,905	5,310	—	595
Total Equity Securities	$206,951	$206,356	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$31,168	$31,168	$—	$—
Corporate-Owned Life Insurance	$6,167	$—	$6,167	$—
Total Assets Measured at Fair Value	$1,955,087	$240,932	$1,712,389	$1,766

December 31, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,491	$—	$69,491	$—
U.S. government agency	100,202	—	100,202	—
States, municipalities and political subdivisions
General obligations
Midwest	88,594	—	88,594	—
Northeast	31,270	—	31,270	—
South	115,203	—	115,203	—
West	110,317	—	110,317	—
Special revenue
Midwest	139,892	—	139,892	—
Northeast	61,543	—	61,543	—
South	234,666	—	234,666	—
West	144,844	—	144,844	—
Foreign bonds	5,117	—	5,117	—
Public utilities	63,651	—	63,651	—
Corporate bonds
Energy	30,124	—	30,124	—
Industrials	54,015	—	54,015	—
Consumer goods and services	49,466	—	49,466	—
Health care	9,480	—	9,480	—
Technology, media and telecommunications	27,670	—	27,670	—
Financial services	100,253	—	100,003	250
Mortgage-backed securities	6,356	—	6,356	—
Collateralized mortgage obligations
Government national mortgage association	80,356	—	80,356	—
Federal home loan mortgage corporation	124,502	—	124,502	—
Federal national mortgage association	71,845	—	71,845	—
Asset-backed securities	750	—	—	750
Total Available-for-Sale Fixed Maturities	$1,719,607	$—	$1,718,607	$1,000
TRADING
Fixed maturities:
Bonds
Corporate bonds
Consumer goods and services	2,276	—	2,276	—
Health care	4,701	—	4,701	—
Technology, media and telecommunications	1,732	—	1,732	—
Financial services	2,460	—	2,460	—
Redeemable preferred stocks	4,087	4,087	—	—

Total Trading Securities	$15,256	$4,087	$11,169	—
EQUITY SECURITIES
Common Stocks
Public utilities	$16,295	$16,295	$—	$—
Energy	14,639	14,639	—	—
Industrials	57,330	57,330	—	—
Consumer goods and services	29,935	29,935	—	—
Health care	27,285	27,285	—	—
Technology, media and telecommunications	19,265	19,265	—	—
Financial services	127,780	127,780	—	—
Nonredeemable preferred stocks	6,674	6,079	—	595
Total Equity Securities	$299,203	$298,608	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$9,334	$9,334	$—	$—
Corporate-Owned Life Insurance	$6,777	$—	$6,777	$—
Total Assets Measured at Fair Value	$2,050,352	$312,204	$1,736,553	$1,595

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2020 and December 31, 2019 was reasonable.
For the three-month period ended March 31, 2020, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. The following table provides a quantitative information about our Level 3 securities at March 31, 2020:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	March 31, 2020
Corporate bonds - financial services	$250	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	921	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x

During the three-month period ended March 31, 2020, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2020	$250	$750	$595	$1,595
Net unrealized gains(1)	—	171	—	171
Purchases	—	—	—	—
Disposals	—	—	—	—
Balance at March 31, 2020	$250	$921	$595	$1,766
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2020 and December 31, 2019:

Commercial Mortgage Loans
	March 31, 2020	December 31, 2019
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$36,696	$34,024
65%-75%	8,496	8,496
Total amortized cost	$45,192	$42,520
Allowance for mortgage loan losses	(77)	(72)
Mortgage loans, net	$45,115	$42,448

Mortgage Loans by Region
	March 31, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.2%	$3,245	7.6%
Southern Atlantic	7,026	15.5	7,026	16.5
East South Central	8,318	18.4	8,358	19.7
New England	6,588	14.6	6,588	15.5
Middle Atlantic	15,042	33.3	15,076	35.5
Mountain	2,227	4.9	2,227	5.2
West North Central	2,746	6.1%	—	—
Total mortgage loans at amortized cost	$45,192	100.0%	$42,520	100.0%

Mortgage Loans by Property Type
	March 31, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$14,487	32.1%	$11,741	27.6%
Office	11,808	26.1	11,848	27.9
Industrial	10,124	22.4	10,124	23.8
Retail	2,227	4.9	2,227	5.2
Mixed use/Other	6,546	14.5	6,580	15.5
Total mortgage loans at amortized cost	$45,192	100.0%	$42,520	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$2,746	$8,427	$18,935	$30,108
3-4 internal grade	—	8,496	6,588	15,084
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$2,746	$16,923	$25,523	$45,192
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $162. As of March 31, 2020, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2020, the Company had an allowance for mortgage loan losses of $77, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
March 31, 2020
Beginning balance, January 1, 2020	$72
Current-period provision for expected credit losses	5
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for mortgage loan losses, March 31, 2020	$77

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2020 and December 31, 2019 (net of reinsurance amounts):

	March 31, 2020	December 31, 2019
Gross liability for losses and loss settlement expenses at beginning of year	$1,421,754	$1,312,483
Ceded losses and loss settlement expenses	(68,536)	(57,094)
Net liability for losses and loss settlement expenses at beginning of year	$1,353,218	$1,255,389
Losses and loss settlement expenses incurred for claims occurring during
Current year	$200,250	$835,507
Prior years	(13,747)	(5,335)
Total incurred	$186,503	$830,172
Losses and loss settlement expense payments for claims occurring during
Current year	$50,191	$333,975
Prior years	144,860	398,368
Total paid	$195,051	$732,343
Net liability for losses and loss settlement expenses at end of year	$1,344,670	$1,353,218
Ceded loss and loss settlement expenses	93,735	68,536
Gross liability for losses and loss settlement expenses at end of period	$1,438,405	$1,421,754

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

Reserve Development

The significant drivers of the favorable reserve development in the three-month period ended March 31, 2020 were workers' compensation and commercial fire and allied lines of business offset by unfavorable development in other liability line of business. The lines of business which experienced favorable development benefited from favorable prior accident year decreases in both loss and loss adjustment expense ("LAE"). Commercial other liability experienced unfavorable development primarily due to paid loss, which was greater than reductions in reserves for unpaid loss. Favorable loss adjustment expense development partially offset the unfavorable loss experience.

The significant drivers of the favorable reserve development in the three-month period ended March 31,
2019 were our workers' compensation line partially offset by unfavorable development primarily for commercial liability and commercial automobile lines. Workers' compensation favorable development was primarily from reserve reductions for both reported claims and loss IBNR which were more than sufficient to offset paid loss with additional favorable development coming from LAE, where the reduction in LAE reserves was more than sufficient to offset paid LAE. The other lines with relatively small contributions to development, either favorable or unfavorable, generally experienced favorable development for LAE. Commercial liability unfavorable development was primarily from paid loss, which exceeded reserve reductions for both reported claims and loss IBNR. Additional unfavorable development came from LAE where paid LAE exceeded reductions of LAE reserves. Commercial liability and commercial automobile lines continue to be adversely affected by reserve strengthening for both reported claims and loss IBNR in response to an increase in severity of claims. Commercial liability continues to receive umbrella claims which flow in from commercial automobile.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2020	2019	2020	2019

Net periodic benefit cost
Service cost	$2,707	$1,997	$432	$456
Interest cost	2,066	2,080	253	319
Expected return on plan assets	(3,385)	(2,696)	—	—
Amortization of prior service credit	—	—	(2,021)	(2,021)
Amortization of net loss	979	901	94	223
Net periodic benefit cost	$2,367	$2,282	$(1,242)	$(1,023)

A portion of the service cost component of net periodic pension and postretirement benefit costs is capitalized and amortized as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" in the Consolidated Statements of Income and Comprehensive Income. The portion not related to the compensation and the other components of net periodic pension and postretirement benefit costs is included in the income statement line titled "other underwriting expenses."

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we expected to contribute $10,000 to the pension plan in 2020. For the three-month period ended March 31, 2020, we contributed $2,500 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At March 31, 2020, there were 697,650 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2020	From Inception to March 31, 2020
Beginning balance	834,910	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(164,332)	(3,280,753)
Number of awards forfeited or expired	27,072	578,403
Ending balance	697,650	697,650
Number of option awards exercised	5,700	1,448,889
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	59,040	159,818

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan (the "Director Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At March 31, 2020, we had 34,863 authorized shares available for future issuance.
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
The activity in the Director Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2020	From Inception to March 31, 2020
Beginning balance	34,863	300,000
Number of awards granted	—	(289,140)
Number of awards forfeited or expired	—	24,003
Ending balance	34,863	34,863
Number of option awards exercised	5,857	124,949
Number of restricted stock awards vested	1,300	85,491

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2020 and 2019, we recognized stock-based compensation expense of $1,634 and $2,688, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of March 31, 2020, we had $6,749 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2020 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2020	$2,878
2021	2,419
2022	1,158
2023	212
2024	82
Total	$6,749

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(72,534)	$(72,534)	$44,521	$44,521
Weighted-average common shares outstanding	25,014,027	25,014,027	25,130,961	25,130,961
Add dilutive effect of restricted stock unit awards	—	—	—	260,829
Add dilutive effect of stock options	—	—	—	212,478
Weighted-average common shares outstanding	25,014,027	25,014,027	25,130,961	25,604,268
Earnings (loss) per common share	$(2.90)	$(2.90)	$1.77	$1.74
Awards excluded from diluted earnings per share calculation(1)	—	379,282	—	63,897

(1)	Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. CREDIT FACILITY

On March 31, 2020, United Fire & Casualty Company (the "Borrower"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The New Credit Agreement is provided by the Lenders on an unsecured basis, and the Borrower has the option to increase the New Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.

The New Credit Agreement includes customary events of default, including default in payments of principals, default in payment of other indebtedness, change of control and voluntary and involuntary insolvency proceedings, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder and terminate any further commitments to lend.

The entry into the New Credit Agreement was completed as part of the Company’s regular course of financial planning and was not initiated as a result of market conditions resulting from the COVID-19 pandemic.
Prior to February 2, 2020, the Company had a credit agreement (the "Previous Credit Agreement") which it entered into on February 2, 2016. The Company, as borrower, entered into the Previous Credit Agreement with the lenders from time to time party thereto and KeyBank National Association ("Key Bank"), as administrative agent, swingline lender and letter of credit issuer. The Previous Credit Agreement provided for a $50,000 four-year unsecured revolving credit facility that included a $20,000 letter of credit subfacility and a swingline subfacility in the amount up to $5,000. The Previous Credit Agreement allowed the Company to increase the aggregate amount of the commitments thereunder by up to $100,000, provided that no event of default had occurred and was continuing and certain other conditions were satisfied. The Previous Credit Agreement was available for the Company's general corporate purposes, including liquidity, acquisitions and working capital. All unpaid principal and accrued interest under the Previous Credit Agreement was due and payable in full at maturity on February 2, 2020. Based on the type of loan, advances under the Previous Credit Agreement bore interest on either the London Interbank Offered Rate ("LIBOR") or a base rate plus, in each case, a calculated margin amount.
There was no outstanding balance on either the New Credit Agreement or the Previous Credit Agreement at March 31, 2020 and 2019, respectively. For the three-month periods ended March 31, 2020 and 2019, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at March 31, 2020.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2020	47,279	(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	4,404	—	4,404
Reclassification adjustments from accumulated other comprehensive income (loss)	96	847	943
Balance as of March 31, 2020	$51,779	$(33,280)	$18,499
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2020, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.

The components of our operating leases were as follows:

	Three Months Ended March 31,
	2020	2019
Components of lease expense:
Operating lease expense	$2,029	$1,908
Less sublease income	122	126
Net lease expense	1,907	1,782
Cash flows information related to leases:
Operating cash outflow from operating leases	1,639	1,800

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no changes in our critical accounting policies from December 31, 2019.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Our Consolidated Financial Statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

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
Reportable Segments

Subsequent to the announcement of the sale of the life insurance business on September 19, 2017, we have operated and report as one business segment. For more information, refer to Part I, Item 1, Note 1. "Nature of Operations and Basis of Presentation."

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2020, approximately 49.4 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and Louisiana.
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

COVID-19

Subsequent to December 31, 2019, the spread of the COVID-19 virus caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day to day life, financial markets and the economy in the United States in the last few weeks of first quarter 2020. The Company has, in response to the challenges presented by COVID-19, activated its pre-existing business continuity plans to respond to a pandemic. With the exception of our essential services employees, UFG has dispatched its staff to work remotely for the safety, health and well-being of our employees and as some of the states in which we have operations have issued "shelter in place" or similar directives. We believe we are fully operational, but have limited travel for non-essential employees and certain routine work completed by our field claims and loss control representatives, such as premium audits and inspections, has been delayed or is being completed remotely to comply with social distancing recommendations. We are and will continue monitoring the state and federal responses to the pandemic and, when appropriate, will adjust our operations in response.

The implementation of our business continuity plans did not have a material effect on our internal control environment. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment. Our business teams are working remotely and continue to support our customers, agents and claimants as they did when we were in the office.
Nearly all of the policies we have issued contain contract language that specifically excludes business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully scrutinize each claim and will be affording coverage when appropriate. At this time, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to this COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which will impact our business, financial condition, results of operations or liquidity.

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current capital and liquidity position are adequate and we have the ability to access our credit facility if needed, but we have not yet had the need to do so. See Note 8 "Credit Facility" for more information.

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed its implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. As a result of COVID-19 and its impact on equity markets and the economy, we performed a qualitative impairment assessment of our goodwill and intangible assets at March 31, 2020. As a result of this assessment, we did not recognize an impairment charge for goodwill and intangible assets at March 31, 2020.

As of March 31, 2020, we intend to keep all assets currently leased and honor the terms of the contract. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of March 31, 2020 all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of COVID-19, we elect not to evaluate whether or not the relief represents a lease modification.
The decline in equity markets in the first three months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. The realized loss reported in the Consolidated Statements of Income and Comprehensive Income related to the change in the fair value of equity securities was $90.6 million and the decline in value of our investments in limited liability partnerships of $10.1 million was reported in the line "Net investment income" in the Consolidated Statements of Income and Comprehensive Income for the three-months ended March 31, 2020. The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized an unrealized gain of $4.5 million, net of tax, at March 31, 2020 on its available-for-sale fixed maturity portfolio. In addition, we also adopted new accounting guidance on January 1, 2020 which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of March 31, 2020. For more information on credit losses recognized in the three-months ended March 31, 2020, please refer to the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2020	2019	%
Revenues
Net premiums earned	$268,849	$262,314	2.5%
Investment income, net of investment expenses	2,363	16,512	(85.7)
Net realized investment gains (losses)
Change in the value of equity securities	(90,647)	24,634	NM
All other net realized gains (losses)	(2,760)	2,079	(232.8)
Net realized investment gains (losses)	(93,407)	26,713	NM
Total revenues	$177,805	$305,539	(41.8)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$186,503	$164,240	13.6%
Amortization of deferred policy acquisition costs	54,452	52,219	4.3
Other underwriting expenses	41,849	34,403	21.6
Total benefits, losses and expenses	$282,804	$250,862	12.7%

Income (loss) before income taxes	$(104,999)	$54,677	NM
Federal income tax expense (benefit)	(32,465)	10,156	NM
Net income (loss)	$(72,534)	$44,521	NM

GAAP Ratios:
Net loss ratio (without catastrophes)	63.7%	61.2%	4.1%
Catastrophes - effect on net loss ratio	5.7	1.4	NM
Net loss ratio(1)	69.4%	62.6%	10.9%
Expense ratio(2)	35.8	33.0	8.5%
Combined ratio(3)	105.2%	95.6%	10.0%
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
NM = Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2020:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2020, net loss was $72.5 million compared to net income of $44.5 million for the same period of 2019. In the three-month period ended March 31, 2020, the decrease in net income was primarily due to a decrease in the fair value of equity securities, an increase in losses and loss settlement expenses and a decrease in net investment income. Net premiums earned increased to $268.8 million compared to $262.3 million for the same period of 2019 primarily due to rate increases, premium audits and endorsements.

Investment income decreased by $14.1 million during the three-month period ended March 31, 2020 compared to the same period of 2019. The decrease in investment income was primarily due to a decrease in value of our investments in limited liability partnerships.

The Company recognized net realized investment losses of $93.4 million during the first quarter of 2020, compared to net realized investment gains of $26.7 million for the same period in 2019. The change in the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily due to changes in the fair value of equity securities as mentioned previously.

The combined ratio increased 9.6 percentage points to 105.2 percent for the three-month period ended March 31, 2020, compared to 95.6 percent for the same period of 2019. The increase in the combined ratio in the three-month period ended March 31, 2020 as compared to the same period in 2019 was primarily driven by an increase in the loss ratio due to an increase in severity of losses of both catastrophe and non-catastrophe losses, and an increase in the expense ratio.

Losses and loss settlement expenses increased by 13.6 percentage points during the three-month period ended March 31, 2020 compared to the same period of 2019 primarily due to an increase in severity of catastrophe and non-catastrophe losses in our other liability, commercial fire and allied and workers' compensation lines of business. Catastrophe losses in the first quarter of 2020 were higher when compared to first quarter of 2019, with catastrophe losses adding 5.7 percent percentage points to the combined ratio in 2020 as compared to 1.4 percentage points in 2019. Our 10-year historical average for first quarter catastrophe losses is 2.9 percentage points added to the combined ratio. The increase in severity of catastrophe losses stemmed primarily from two events: (i) a large explosion at a manufacturing business in Houston, Texas in January which was classified as an ISO catastrophe event, and (ii) a hail storm in Jefferson City, Missouri in the last week of March.

The GAAP net loss ratio excluding catastrophe losses deteriorated by 2.5 percentage points to 63.7 percent in the three-month period ended March 31, 2020 as compared to the same period of 2019. The increase in the GAAP net loss ratio in the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to an increase in severity of losses in our other liability, commercial fire and allied, and workers' compensation lines of business.

The expense ratio was 35.8 percent for the three-month period ended March 31, 2020, an increase of 2.8 percentage points as compared with the same period of 2019. The increase in the three-month period ended March 31, 2020 was primarily due to the acceleration of the amortization of our deferred acquisition costs in our under performing commercial auto line of business and personal lines of business from lower than expected profitability. The increase in the expense ratio was also driven by our continued investment in our multi-year Oasis project, an upgrade to our technology platform designed to enhance core underwriting decisions, selection of risks and productivity.

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

2020 Development

The property and casualty insurance business experienced $13.7 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2020. The favorable development was primarily driven by two lines of business: workers' compensation, which had $8.2 million favorable development and commercial fire and allied lines with $8.0 million favorable development. The lines of business which experienced favorable development benefited from favorable prior accident year decreases in both loss and loss adjustment expense ("LAE"). A partial offset to the favorable development came primarily from commercial other liability which experienced $6.8 million unfavorable development Commercial liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Favorable loss adjustment expense development partially offset the unfavorable loss experience.

2019 Development

The property and casualty insurance business experienced $4.6 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2019. Three lines combined to provide the majority of favorable development. Workers' compensation contributed $4.8 million of favorable development primarily attributable to LAE due to successful litigation management. Fidelity and surety contributed $2.0 million of favorable development attributable to reductions in loss IBNR, which was not needed to pay claims. Commercial liability contributed $1.5 million of favorable development attributable to LAE due to successful litigation management. The only line with significant unfavorable development was commercial fire and allied lines, which experienced $4.5 million unfavorable development attributable to higher than anticipated paid losses. The overall favorable development is attributable to LAE, where reserve reductions were more than sufficient to offset paid expenses. LAE payments continue to benefit from successful management of litigation expenses.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2020, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2020			2019
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$79,309	$43,723	55.1%	$78,427	$38,275	48.8%
Fire and allied lines	61,669	51,925	84.2	59,174	36,786	62.2
Automobile	78,018	65,305	83.7	75,234	70,571	93.8
Workers' compensation	19,428	7,708	39.7	21,875	5,945	27.2
Fidelity and surety	6,418	32	0.5	6,375	(251)	(3.9)
Miscellaneous	395	92	23.3	427	(99)	(23.2)
Total commercial lines	$245,237	$168,785	68.8%	$241,512	$151,227	62.6%

Personal lines
Fire and allied lines	$9,970	$6,734	67.5%	$10,220	$6,282	61.5%
Automobile	7,630	5,149	67.5	7,482	5,667	75.7
Miscellaneous	306	2,606	851.6	301	(68)	(22.6)
Total personal lines	$17,906	$14,489	80.9%	$18,003	$11,881	66.0%
Reinsurance assumed	$5,706	$3,229	56.6%	$2,799	$1,132	40.4%
Total	$268,849	$186,503	69.4%	$262,314	$164,240	62.6%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•
Other liability - The net loss ratio deteriorated 6.3 percentage points in the three-month period ended March 31, 2020, compared to the same period in 2019. The deterioration originated from an increase in reserves for reported claims during 2020 compared to a decrease during 2019 resulting from an increase in paid loss adjustment expense and less benefit from reductions of loss adjustment expense reserves. Also contributing to the deterioration is unfavorable prior year reserve development in the first quarter of 2020.

•
Commercial automobile - The net loss ratio improved 10.1 percentage points in the three-month period ended March 31, 2020, compared to the same period in 2019. The improvement was primarily attributable to a decrease in frequency of commercial auto claims and our portfolio management strategy to reduce the number of insured auto units, aggressively increase commercial auto pricing and non-renew underperforming accounts. Also, the three-month period ended March 31, 2019 was impacted by prior year reserve strengthening in our Gulf Coast region.

•
Commercial fire and allied lines - The net loss ratio deteriorated 22.0 percentage points in the three-month period ended March 31, 2020, compared to the same period in 2019. The deterioration is attributable to an increase in severity of catastrophe losses which were primarily driven by two events: (i) a large explosion at a manufacturing business in Houston, Texas in January which was classified as an ISO catastrophe event, and (ii) a hail storm in Jefferson City, Missouri in the last week of March 2020.

•
Workers' compensation - The net loss ratio deteriorated 12.5 percentage points in the three-month period ended March 31, 2020, compared to the same period in 2019. This deterioration was primarily due to an increase in severity of workers' compensation losses and to a lesser extent, attributable to loss adjustment expense which benefited from a reduction of reserves for unpaid expenses during the first quarter of 2019 compared to a much smaller favorable change in loss adjustment expense reserves during 2020.

•
Personal fire and allied lines - The net loss ratio deteriorated 6.0 percentage points in the three-month period ended March 31, 2020, compared to the same period in 2019. The deterioration is attributable to an increase in severity of catastrophe losses.

•
Personal automobile - The net loss ratio improved by 8.2 percentage points in the three-month period ended March 31, 2020, compared to the same period of 2019. The improvement is attributable to a decrease in claim frequency in the first quarter of 2020 compared to the same period in 2019.

Financial Condition

Stockholders' equity decreased to $833.1 million at March 31, 2020, from $910.5 million at December 31, 2019. This decrease was primarily attributed to a net loss of $72.5 million, shareholder dividends of $8.2 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $4.5 million, net of tax, during the first three months of 2020.

The Company's book value per share was $33.30, which is a decrease of $3.10 per share, or 8.5 percent from December 31, 2019. During the three-month period ended March 31, 2020, 70,467 shares of common stock were repurchased for a total of $2.7 million. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 1,786,977 shares of our common stock as of March 31, 2020.

Investment Portfolio

Our invested assets totaled $2.0 billion at March 31, 2020, compared to $2.2 billion at December 31, 2019, a decrease of $125.4 million. At March 31, 2020, fixed maturity securities and equity securities made up 84.3 percent and 10.2 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to keep our cash on hand low in the current interest rate environment. If additional cash is needed, we can borrow funds available under our revolving credit facility.

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

The composition of our investment portfolio at March 31, 2020 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,699,359	83.7%
Trading securities	11,208	0.6
Equity securities	206,951	10.2
Mortgage loans	45,115	2.2
Other long-term investments	66,917	3.3
Short-term investments	175	—
Total	$2,029,725	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both March 31, 2020 and December 31, 2019, we classified $1.7 billion, or 99.3 percent, and $1.7 billion, or 99.1 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of March 31, 2020 and December 31, 2019, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at March 31, 2020 and December 31, 2019. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2020		December 31, 2019
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$682,923	39.9%	$721,446	41.6%
AA	661,487	38.7	664,238	38.3
A	191,711	11.2	179,553	10.3
Baa/BBB	162,154	9.5	157,350	9.1
Other/Not Rated	12,351	0.7	12,276	0.7
	$1,710,626	100.0%	$1,734,863	100.0%

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

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 85.7 percent in the three-month period ended March 31, 2020, compared with the same period of 2019.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2020, the change in value of our investments in limited liability partnerships resulted in investment loss of $10.1 million as compared to investment income of $2.5 million in the same period of 2019. This resulted in a decrease of $12.6 million in investment income in the three-month period ended March 31, 2020.
Our net realized investment losses were $93.4 million during the three-month period ended March 31, 2020, as compared with net realized investment gains of $26.7 million in the same period of 2019. $115.3 million of the $120.1 million change in the three-month period ended March 31, 2020 as compared to the same period in 2019 was due to the change in the fair value of equity securities.
We regularly monitor the difference between our cost basis and the estimated fair value of our investments. For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history.
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at March 31, 2020 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
For mortgage loans, an allowance for losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments that have similar risk characteristics. This allowance is presented as a separate line in the Consolidated Balance Sheets with an offset to "Net realized investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income.
To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. An example of a market linked adjustment is the change in commercial market price appreciation or change in gross domestic product, with every point of fall leading to an increase in loss reserve. Local market economics are also considered. On a quarterly basis, quantitative credit risk metrics, including for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations.
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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2020 and 2019:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2020	2019
Cash provided by (used in)
Operating activities	$(2,487)	$10,703
Investing activities	14,234	27,426
Financing activities	(11,745)	(7,047)
Net increase in cash and cash equivalents	$2	$31,082
Our cash flows from operations were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2020 and 2019 and we anticipate they will be sufficient to meet our future liquidity needs.
Operating Activities
Net cash flows used in operating activities totaled $2.5 million and provided by operating activities totaled $10.7 million for the three-month periods ended March 31, 2020 and 2019, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $338.3 million, or 19.8 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2020, our cash and cash equivalents included $31.2 million related to these money market accounts, compared to $9.3 million at December 31, 2019.
Net cash flows provided by investing activities were $14.2 million and $27.4 million for the three-month periods ended March 31, 2020 and 2019, respectively. For the three-month periods ended March 31, 2020 and 2019, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $82.8 million and $76.3 million, respectively.
Our cash outflows for investment purchases were $61.4 million for the three-month period ended March 31, 2020, compared to $36.8 million for the same period of 2019.
Financing Activities
Net cash flows used in financing activities was $11.7 million for the three-month period ended March 31, 2020 which increased $4.7 million compared to $7.0 million used in the three-month period ended March 31, 2019.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The New Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the New Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of March 31, 2020, there were no balances outstanding under this New Credit Agreement. For further discussion of the New Credit Agreement, refer to Part I, Item 1, Note 8 "Credit Facility."
Dividends
Dividends paid to shareholders totaled $8.2 million and $7.8 million in the three-month periods ended March 31, 2020 and 2019, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2020, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $13.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 8.5 percent to $833.1 million at March 31, 2020, from $910.5 million at December 31, 2019. At March 31, 2020, the book value per share of our common stock was $33.30 compared to $36.40 at December 31, 2019. This decrease was primarily attributed to a net loss of $72.5 million, shareholder dividends of $8.2 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $4.5 million, net of tax, during the first three months of 2020.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $12.6 million at March 31, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3 year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the 3 year lockup period is met. There are no remaining contractual obligations with this investment.

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

	Three Months Ended March 31,
(In Thousands)	2020	2019
ISO catastrophes	$15,122	$3,545
Non-ISO catastrophes (1)	145	85
Total catastrophes	$15,267	$3,630
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2020, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

Our primary market risks are exposure to changes in interest rates and equity prices, and we have limited exposure to foreign currency exchange rates.

The decline in equity markets in the first three months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the fiscal quarter to which this report relates. The implementation of our business continuity plans related to the COVID-19 pandemic did not have a material effect on our internal control environment. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment. Our business teams are working remotely and continue to support our customers, agents and claimants as they did when we were in the office.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2020 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020, and the additional risk factor set forth below that could have a material effect on our business, results of operations, financial condition, and/or liquidity and that could cause our operating results to vary significantly from period to period. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.
Our business, financial condition, results of operations and liquidity may be negatively impacted by the coronavirus (COVID-19) pandemic.
On January 30, 2020, the World Health Organization declared a global emergency, with respect to the COVID-19 outbreak. Several countries, including the United States, as well as several states within the United States, have initiated travel restrictions and other limitations that have impacted individuals and businesses worldwide. We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business. The effects of the COVID-19 pandemic continue to evolve and have the potential to materially impact our business, results of operations, financial condition, liquidity, capital position, the value of the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums on a timely basis or the requirement to return premiums to policyholders. The extent to which the coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the duration and severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to this COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which will impact our business, financial condition, results of operations or liquidity. To the extent we experience adverse effects from the COVID-19 pandemic, it may also have the effect of heightening many of the other risks described in Part I, Item 1A, Risk Factors, of the Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2020:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2020 - 1/31/2020	—	$—	—	1,857,444
2/1/2020 - 2/29/2020	30,248	40.93	30,248	1,827,196
3/1/2020 - 3/31/2020	40,219	37.38	40,219	1,786,977
Total	70,467	$38.90	70,467	1,786,977
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. As of March 31, 2020, we remained authorized to repurchase 1,786,977 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1
Credit Agreement dated as of March 31, 2020, by and among United Fire & Casualty Company, as borrower, the lenders referred to therein and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 on United Fire Group, Inc.’s Current Report on Form 8-K, filed with the SEC on April 2, 2020).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three-months ended March 31, 2020 and 2019; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three-months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

May 6, 2020	May 6, 2020
(Date)	(Date)