Form 10-Q
period 2020-06-30
UNITED FIRE GROUP INC
filed 2020-08-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

As of August 3, 2020, 25,031,234 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2020

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
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
•The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy; the occurrence of catastrophic events, including international events, significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics, including the ongoing impact of the novel coronavirus (COVID-19) pandemic;
•The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;
•Geographic concentration risk in our property and casualty insurance business;
•The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;
•Developments in general economic conditions, domestic and global financial markets, interest rates and other-than-temporary impairment losses that could affect the performance of our investment portfolio;
•Litigation or regulatory actions that could require us to pay significant damages, fines or penalties or change the way we do business;
•Our ability to effectively underwrite and adequately price insured risks;
•Changes in industry trends, an increase in competition and significant industry developments;
•Lowering of one or more of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;
•Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other federal stimulus relief legislation, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; changes in laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance;
•Our relationship with and the financial strength of our reinsurers; and
•Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,595,817 in 2020 and $1,659,760 in 2019; allowance for credit losses $10 in 2020 and $— in 2019)	$1,696,166	$1,719,607
Trading securities, at fair value (amortized cost $8,916 in 2020 and $11,941 in 2019)	11,223	15,256
Equity securities at fair value (cost $63,615 in 2020 and $67,529 in 2019)	207,626	299,203
Mortgage loans	47,685	42,520
Less: allowance for mortgage loan losses	76	72
Mortgage loans, net	47,609	42,448
Other long-term investments	68,941	78,410
Short-term investments	175	175
	2,031,740	2,155,099
Cash and cash equivalents	146,262	120,722
Accrued investment income	14,485	15,182
Premiums receivable (net of allowance for doubtful accounts of $947 in 2020 and $1,239 in 2019)	376,808	357,632
Deferred policy acquisition costs	97,566	94,292
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $52,630 in 2020 and $50,183 in 2019)	126,036	116,989
Reinsurance receivables and recoverables (net of allowance for credit losses of $41 in 2020 and $— in 2019)	127,881	72,369
Prepaid reinsurance premiums	14,506	9,550
Goodwill and intangible assets	22,188	22,542
Income taxes receivable	38,374	19,190
Other assets	39,067	29,905
TOTAL ASSETS	$3,034,913	$3,013,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Losses and loss settlement expenses	$1,477,689	$1,421,754
Unearned premiums	530,801	505,162
Accrued expenses and other liabilities	151,257	155,498
Deferred tax liability	14,499	20,586
TOTAL LIABILITIES	$2,174,246	$2,103,000
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,031,234 and 25,015,963 shares issued and outstanding in 2020 and 2019, respectively	$25	$25
Additional paid-in capital	199,796	200,179
Retained earnings	613,996	697,116
Accumulated other comprehensive income, net of tax	46,850	13,152
TOTAL STOCKHOLDERS’ EQUITY	$860,667	$910,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,034,913	$3,013,472
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2020	2019	2020	2019
Revenues
Net premiums earned	$263,609	$276,486	$532,458	$538,800
Investment income, net of investment expenses	12,696	14,120	15,059	30,632
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $80 and $(41) in 2020 and $37 and $127 in 2019; previously included in accumulated other comprehensive income)	15,779	13,591	(77,628)	40,304
Other income	5,719	—	5,719	—
Total revenues	$297,803	$304,197	$475,608	$609,736
Benefits, Losses and Expenses
Losses and loss settlement expenses	$204,973	$220,009	$391,476	$384,249
Amortization of deferred policy acquisition costs	51,893	54,795	106,345	107,014
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,072 and $2,144 in 2020 and $1,124 and $2,248 in 2019; previously included in accumulated other comprehensive income)	36,701	33,964	78,550	68,367
Total benefits, losses and expenses	$293,567	$308,768	$576,371	$559,630
Income (loss) before income taxes	$4,236	$(4,571)	$(100,763)	$50,106
Federal income tax expense (benefit) (includes reclassifications of $207 and $458 in 2020 and $229 and $445 in 2019; previously included in accumulated other comprehensive income)	(1,724)	(375)	(34,189)	9,781
Net Income (loss)	$5,960	$(4,196)	$(66,574)	$40,325
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$33,037	$28,596	$40,205	$61,950
Change in net unrealized appreciation on investments for which an allowance for a credit loss has been recorded	1,858	—	265	—
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income, before tax and reclassification adjustments	$34,895	$28,596	$40,470	$61,950
Income tax effect	(7,329)	(6,004)	(8,499)	(13,009)
Other comprehensive income, after tax, before reclassification adjustments	$27,566	$22,592	$31,971	$48,941
Reclassification adjustment for net realized investment (gains) losses included in income	$(80)	$(37)	$41	$(127)
Reclassification adjustment for employee benefit costs included in expense	1,072	1,124	2,144	2,248
Total reclassification adjustments, before tax	$992	$1,087	$2,185	$2,121
Income tax effect	(207)	(229)	(458)	(445)
Total reclassification adjustments, after tax	$785	$858	$1,727	$1,676
Comprehensive income (loss)	$34,311	$19,254	$(32,876)	$90,942
Diluted weighted average common shares outstanding	25,255,604	25,210,354	25,019,441	25,659,803
Earnings (loss) per common share:
Basic	$0.24	$(0.17)	$(2.66)	$1.60
Diluted	0.24	(0.17)	(2.66)	1.57
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	—	—	(72,534)	—	(72,534)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	70,597	—	879	—	—	879
Dividends on common stock ($0.33 per share)	—	—	—	(8,249)	—	(8,249)
Change in net unrealized investment appreciation(1)	—	—	—	—	4,500	4,500
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Balance, March 31, 2020	25,016,093	$25	$198,317	$616,303	$18,499	$833,144

Net income	—	$—	$—	$5,960	$—	$5,960
Stock based compensation	15,141	—	1,479	—	—	1,479
Dividends on common stock ($0.33 per share)	—	—	—	(8,267)	—	(8,267)
Change in net unrealized investment appreciation(1)	—	—	—	—	27,504	27,504
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Balance, June 30, 2020	25,031,234	$25	$199,796	$613,996	$46,850	$860,667
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	888,375
Net income	—	—	—	44,521	—	44,521
Stock based compensation	70,414	—	3,438	—	—	3,438
Dividends on common stock $0.31 per share)	—	—	—	(7,797)	—	(7,797)
Change in net unrealized investment appreciation(1)	—	—	—	—	26,279	26,279
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Cumulative effect of change in accounting principle	—	—	—	(513)	—	(513)
Balance, March 31, 2019	25,167,822	$25	$206,788	$751,683	$(3,305)	$955,191

Net income (loss)	$—	$—	$—	$(4,196)	$—	$(4,196)
Shares repurchased	(1,507)	—	(69)	—	—	(69)
Stock based compensation	78,885	—	2,252	—	—	2,252
Dividends on common stock $0.33 per share)	—	—	—	(8,325)	—	(8,325)
Change in net unrealized investment appreciation(1)	—	—	—	—	22,562	22,562
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, June 30, 2019	25,245,200	$25	$208,971	$739,162	$20,145	$968,303
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(66,574)	$40,325
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	5,501	5,039
Depreciation and amortization	3,318	2,618
Stock-based compensation expense	2,927	4,045
Net realized investment (gains) losses	77,628	(40,304)
Net cash flows from equity and trading investments	17,148	639
Deferred income tax benefit	(19,229)	7,716
Changes in:
Accrued investment income	697	574
Premiums receivable	(19,176)	(56,062)
Deferred policy acquisition costs	(3,274)	(8,767)
Reinsurance receivables	(55,512)	8,558
Prepaid reinsurance premiums	(4,956)	(1,049)
Income taxes receivable	(19,184)	5,913
Other assets	(9,162)	(18,706)
Losses and loss settlement expenses	55,935	29,183
Unearned premiums	25,639	47,062
Accrued expenses and other liabilities	(2,098)	10,562
Deferred income taxes	4,184	—
Other, net	10,420	(1,070)
Cash from operating activities	70,806	(4,049)
Net cash provided by operating activities	$4,232	$36,276
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$16,907	$36,490
Proceeds from call and maturity of available-for-sale investments	159,709	111,824
Proceeds from sale of other investments	2,750	2,315
Purchase of investments Mortgage Loans	(5,323)	(10,723)
Purchase of investments available-for-sale	(117,299)	(44,400)
Purchase of other investments	(3,577)	(11,986)
Purchase of property and equipment	$(12,040)	(20,920)
Net cash provided by investing activities	41,127	62,600
Cash Flows From Financing Activities
Issuance of common stock	$(562)	$1,645
Repurchase of common stock	(2,741)	(69)
Payment of cash dividends	(16,516)	(16,122)
Net cash used in financing activities	$(19,819)	(14,546)

Net Change in Cash and Cash Equivalents	$25,540	$84,330
Cash and Cash Equivalents at Beginning of Period	120,722	64,454
Cash and Cash Equivalents at End of Period	$146,262	$148,784
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
For the six-month periods ended June 30, 2020 and 2019, we made payments for income taxes totaling $35 and $1,537, respectively. We did not receive a tax refund during the six-month period ended June 30, 2020 and we received a tax refund of $5,401 during the six-month period ended June 30, 2019.
For the six-month periods ended June 30, 2020 and 2019, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2020.

Total
Recorded asset at beginning of period	$94,292
Underwriting costs deferred	109,619
Amortization of deferred policy acquisition costs	(106,345)
Recorded asset at June 30, 2020	$97,566

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
Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $11.1 million as the result of this Act.
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
We reported consolidated federal income tax benefit of $34,189 for the six-month period ended June 30, 2020 compared to income tax expense of $9,781 during the same period of 2019. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the impact of the provisions of the CARES Act.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2020 or December 31, 2019. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at June 30, 2020 was $6,849 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the Company, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of June 30, 2020 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of June 30, 2020, the Company had a credit loss allowance for reinsurance receivables of $41.

Rollforward of credit loss allowance for reinsurance receivable:
As of
June 30, 2020
Beginning balance, January 1, 2020	$38
Current-period provision for expected credit losses	3
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivable, June 30, 2020	$41

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

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements. The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities in the first half of 2020. As of the date of this report, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances are remeasured each reporting period. The new guidance was effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance impacted the Company's impairment model related to our available-for-sale fixed-maturity portfolio, reinsurance receivables and mortgage loans. The Company has performed a run of the credit loss models as of January 1, 2020. These models resulted in an immaterial expected credit loss at January 1, 2020. Prior to the adoption of the new guidance, the Company utilized an aging method to estimate credit losses on premiums receivable. This aging method is permitted under the new guidance. The Company adopted the new guidance prospectively as of January 1, 2020 with an immaterial estimated cumulative effect adjustment to opening retained earnings. This cumulative effect adjustment is an allowance related to the Company's reinsurance receivables. The adoption of the new guidance did not have a material impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of June 30, 2020 and December 31, 2019, is provided below:

June 30, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,353	$869	$—	$51,222	$—	$51,222
U.S. government agency	63,503	4,005	—	67,508	—	67,508
States, municipalities and political subdivisions
General obligations:
Midwest	81,486	4,068	—	85,554	—	85,554
Northeast	30,012	1,487	—	31,499	—	31,499
South	105,479	5,126	—	110,605	—	110,605
West	105,196	6,647	—	111,843	—	111,843
Special revenue:
Midwest	127,824	8,508	—	136,332	—	136,332
Northeast	58,414	4,218	—	62,632	—	62,632
South	221,309	15,894	—	237,203	—	237,203
West	134,462	8,532	—	142,994	—	142,994
Foreign bonds	26,428	1,739	106	28,061	—	28,061
Public utilities	77,529	6,713	—	84,242	—	84,242
Corporate bonds
Energy	25,928	2,353	11	28,270	—	28,270
Industrials	39,625	3,115	—	42,740	—	42,740
Consumer goods and services	47,134	3,726	52	50,808	—	50,808
Health care	7,327	869	—	8,196	—	8,196
Technology, media and telecommunications	35,253	4,010	—	39,263	—	39,263
Financial services	96,415	6,680	317	102,778	10	102,768
Mortgage-backed securities	15,737	335	2	16,070	—	16,070
Collateralized mortgage obligations
Government national mortgage association	74,741	5,707	1	80,447	—	80,447
Federal home loan mortgage corporation	95,076	2,862	160	97,778	—	97,778
Federal national mortgage association	76,272	3,015	83	79,204	—	79,204
Asset-backed securities	314	613	—	927	—	927
Total Available-for-Sale Fixed Maturities	$1,595,817	$101,091	$732	$1,696,176	$10	$1,696,166

December 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,300	$203	$12	$69,491
U.S. government agency	97,962	2,344	104	100,202
States, municipalities and political subdivisions
General obligations:
Midwest	85,607	2,987	—	88,594
Northeast	30,120	1,150	—	31,270
South	111,688	3,515	—	115,203
West	105,569	4,748	—	110,317
Special revenue:
Midwest	133,717	6,175	—	139,892
Northeast	58,665	2,878	—	61,543
South	224,214	10,452	—	234,666
West	138,557	6,287	—	144,844
Foreign bonds	4,936	181	—	5,117
Public utilities	60,950	2,701	—	63,651
Corporate bonds
Energy	28,695	1,429	—	30,124
Industrials	52,249	1,766	—	54,015
Consumer goods and services	47,131	2,335	—	49,466
Health care	8,998	482	—	9,480
Technology, media and telecommunications	25,931	1,739	—	27,670
Financial services	96,613	3,870	230	100,253
Mortgage-backed securities	6,250	127	21	6,356
Collateralized mortgage obligations
Government national mortgage association	78,400	2,053	97	80,356
Federal home loan mortgage corporation	123,572	1,150	220	124,502
Federal national mortgage association	70,322	1,631	108	71,845
Asset-backed securities	314	436	—	750
Total Available-for-Sale Fixed Maturities	$1,659,760	$60,639	$792	$1,719,607
Maturities
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at June 30, 2020, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
June 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$54,841	$55,305	$1,122	$3,085
Due after one year through five years	324,957	343,117	6,703	6,565
Due after five years through 10 years	434,946	468,553	—	—
Due after 10 years	518,933	554,775	1,091	1,573
Asset-backed securities	314	927	—	—
Mortgage-backed securities	15,737	16,070	—	—
Collateralized mortgage obligations	246,089	257,429	—	—
Allowance for credit losses	—	(10)	—	—
	$1,595,817	$1,696,166	$8,916	$11,223
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized investment gains (losses):
Fixed maturities:
Available-for-sale	$30	$(8)	$—	$142
Allowance for credit losses	49	—	(10)	—
Trading securities
Change in fair value	1,601	501	(1,008)	2,247
Sales	(305)	92	(154)	92
Equity securities
Change in fair value	29,809	12,499	(60,838)	37,133
Sales	(15,406)	507	(15,586)	705
Mortgage loans allowance for credit losses	1	—	(4)	(15)
Real estate	—	—	(28)	—
Total net realized investment gains (losses)	$15,779	$13,591	$(77,628)	$40,304

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$4,996	$—	$16,907	$36,490
Gross realized gains	26	—	198	30
Gross realized losses	113	—	495	13

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $11,223 and $15,256 at June 30, 2020 and December 31, 2019, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10,886 at June 30, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at June 30, 2020 was $24,541 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2020	2019
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$40,511	$61,824
Income tax effect	(8,507)	(12,983)
Total change in net unrealized investment appreciation, net of tax	$32,004	$48,841
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at June 30, 2020:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
June 30, 2020
Beginning balance, January 1, 2020	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	10
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, June 30, 2020	$10

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at June 30, 2020 and December 31, 2019. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
Foreign bonds	1	$2,900	$106	—	$—	$—	$2,900	$106
Corporate bonds
Energy	1	451	11	—	—	—	451	11
Consumer goods and services	1	3,090	52	—	—	—	3,090	52
Financial services	1	2,985	60	—	—	—	2,985	60
Mortgage-backed securities	—	—	—	7	188	2	188	2
Collateralized mortgage obligations
Federal home loan mortgage corporation	12	24,455	160	1	89	1	24,544	160
Federal national mortgage association	4	17,986	83	—	—	—	17,986	83
Government national mortgage association	—	—	—	1	145	1	145	1
Total Available-for-Sale Fixed Maturities	20	$51,867	$471	9	$422	$4	$52,289	$475

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2019	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	2	$4,733	$12	$4,733	$12
U.S. government agency	3	13,846	104	—	—	—	13,846	104
Corporate bonds
Financial services	3	10,906	142	1	4,913	88	15,819	230
Mortgage-backed securities	—	—	—	13	1,585	21	1,585	21
Collateralized mortgage obligations
Federal home loan mortgage corporation	12	50,829	183	3	4,844	37	55,673	220
Federal national mortgage association	4	23,515	90	3	1,102	18	24,617	108
Government national mortgage association	2	8,444	38	5	3,053	59	11,497	97
Total Available-for-Sale Fixed Maturities	24	$107,540	$557	27	$20,230	$235	$127,770	$792

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
Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:
•Level 1: Valuations are based on unadjusted quoted prices in active markets for identical financial instruments that we have the ability to access.
•Level 2: Valuations are based on quoted prices for similar financial instruments, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.
•Level 3: Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument.
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2020, the cash surrender value of the COLI policies was $7,107, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2020 and December 31, 2019 is as follows:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,696,176	$1,696,166	$1,719,607	$1,719,607
Trading securities	11,223	11,223	15,256	15,256
Equity securities	207,626	207,626	299,203	299,203
Mortgage loans	48,499	47,609	43,992	42,448
Other long-term investments	68,941	68,941	78,410	78,410
Short-term investments	175	175	175	175
Cash and cash equivalents	146,262	146,262	120,722	120,722
Corporate-owned life insurance	7,107	7,107	6,777	6,777

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2020 and December 31, 2019:

June 30, 2020		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,222	$—	$51,222	$—
U.S. government agency	67,508	—	67,508	—
States, municipalities and political subdivisions
General obligations
Midwest	85,554	—	85,554	—
Northeast	31,499	—	31,499	—
South	110,605	—	110,605	—
West	111,843	—	111,843	—
Special revenue
Midwest	136,332	—	136,332	—
Northeast	62,632	—	62,632	—
South	237,203	—	237,203	—
West	142,994	—	142,994	—
Foreign bonds	28,061	—	28,061	—
Public utilities	84,242	—	84,242	—
Corporate bonds
Energy	28,270	—	28,270	—
Industrials	42,740	—	42,740	—
Consumer goods and services	50,808	—	50,808	—
Health care	8,196	—	8,196	—
Technology, media and telecommunications	39,263	—	39,263	—
Financial services	102,778	—	102,528	250
Mortgage-backed securities	16,070	—	16,070	—
Collateralized mortgage obligations
Government national mortgage association	80,447	—	80,447	—
Federal home loan mortgage corporation	97,778	—	97,778	—
Federal national mortgage association	79,204	—	79,204	—
Asset-backed securities	927	—	—	927
Total Available-for-Sale Fixed Maturities	$1,696,176	$—	$1,694,999	$1,177
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$982	$—	$982	$—
Consumer goods and services	1,169	—	1,169	—
Health care	4,717	—	4,717	—
Financial services	1,588	—	1,588	—

Redeemable preferred stocks	2,767	2,767	—	—
Total Trading Securities	$11,223	$2,767	$8,456	$—
EQUITY SECURITIES
Common stocks
Public utilities	$14,873	$14,873	$—	$—
Energy	9,913	9,913	—	—
Industrials	30,737	30,737	—	—
Consumer goods and services	27,977	27,977	—	—
Health care	27,216	27,216	—	—
Technology, media and telecommunications	16,470	16,470	—	—
Financial services	74,353	74,353	—	—
Nonredeemable preferred stocks	6,087	5,492	—	595
Total Equity Securities	$207,626	$207,031	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$71,785	$71,785	$—	$—
Corporate-Owned Life Insurance	$7,107	$—	$7,107	$—
Total Assets Measured at Fair Value	$1,994,092	$281,758	$1,710,562	$1,772

December 31, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,491	$—	$69,491	$—
U.S. government agency	100,202	—	100,202	—
States, municipalities and political subdivisions
General obligations
Midwest	88,594	—	88,594	—
Northeast	31,270	—	31,270	—
South	115,203	—	115,203	—
West	110,317	—	110,317	—
Special revenue
Midwest	139,892	—	139,892	—
Northeast	61,543	—	61,543	—
South	234,666	—	234,666	—
West	144,844	—	144,844	—
Foreign bonds	5,117	—	5,117	—
Public utilities	63,651	—	63,651	—
Corporate bonds
Energy	30,124	—	30,124	—
Industrials	54,015	—	54,015	—
Consumer goods and services	49,466	—	49,466	—
Health care	9,480	—	9,480	—

Technology, media and telecommunications	27,670	—	27,670	—
Financial services	100,253	—	100,003	250
Mortgage-backed securities	6,356	—	6,356	—
Collateralized mortgage obligations
Government national mortgage association	80,356	—	80,356	—
Federal home loan mortgage corporation	124,502	—	124,502	—
Federal national mortgage association	71,845	—	71,845	—
Asset-backed securities	750	—	—	750
Total Available-for-Sale Fixed Maturities	$1,719,607	$—	$1,718,607	$1,000
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at June 30, 2020 and December 31, 2019 was reasonable.
For the three- and six-month periods ended June 30, 2020, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. The following table provides a quantitative information about our Level 3 securities at June 30, 2020:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	June 30, 2020
Corporate bonds - financial services	$250	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	927	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x
During the three- and six-month periods ended June 30, 2020, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at April 1, 2020	$250	$921	$595	$1,766
Net unrealized gains(1)	—	6	—	6
Balance at June 30, 2020	$250	$927	$595	$1,772
(1) Net unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2020	$250	$750	$595	$1,595
Net unrealized gains(1)	—	177	—	177
Balance at June 30, 2020	$250	$927	$595	$1,772
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2020 and December 31, 2019:

Commercial Mortgage Loans
	June 30, 2020	December 31, 2019
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$39,189	$34,024
65%-75%	8,496	8,496
Total amortized cost	$47,685	$42,520
Allowance for mortgage loan losses	(76)	(72)
Mortgage loans, net	$47,609	$42,448

Mortgage Loans by Region
	June 30, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.8%	$3,245	7.6%
Southern Atlantic	9,594	20.1	7,026	16.5
East South Central	8,278	17.4	8,358	19.7
New England	6,588	13.8	6,588	15.5
Middle Atlantic	15,007	31.4	15,076	35.5
Mountain	2,227	4.7	2,227	5.2
West North Central	2,746	5.8	—	—
Total mortgage loans at amortized cost	$47,685	100.0%	$42,520	100.0%

Mortgage Loans by Property Type
	June 30, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$17,064	35.7%	$11,741	27.6%
Office	11,759	24.7	11,848	27.9
Industrial	10,124	21.2	10,124	23.8
Retail	2,227	4.7	2,227	5.2
Mixed use/Other	6,511	13.7	6,580	15.5
Total mortgage loans at amortized cost	$47,685	100.0%	$42,520	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$5,323	$8,416	$18,862	$32,601
3-4 internal grade	—	8,496	6,588	15,084
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$5,323	$16,912	$25,450	$47,685
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—
Commercial mortgage loans carrying value excludes accrued interest of $168. As of June 30, 2020, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2020, the Company had an allowance for mortgage loan losses of $76, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
June 30, 2020
Beginning balance, January 1, 2020	$72
Current-period provision for expected credit losses	4
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for mortgage loan losses, June 30, 2020	$76

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2020 and December 31, 2019 (net of reinsurance amounts):

	June 30, 2020	December 31, 2019
Gross liability for losses and loss settlement expenses at beginning of year	$1,421,754	$1,312,483
Ceded losses and loss settlement expenses	(68,536)	(57,094)
Net liability for losses and loss settlement expenses at beginning of year	$1,353,218	$1,255,389
Losses and loss settlement expenses incurred for claims occurring during
Current year	$415,246	$835,507
Prior years	(23,770)	(5,335)
Total incurred	$391,476	$830,172
Losses and loss settlement expense payments for claims occurring during
Current year	$143,828	$333,975
Prior years	246,197	398,368
Total paid	$390,025	$732,343
Net liability for losses and loss settlement expenses at end of year	$1,354,669	$1,353,218
Ceded loss and loss settlement expenses	123,020	68,536
Gross liability for losses and loss settlement expenses at end of period	$1,477,689	$1,421,754

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

Reserve Development

For the three-month period ended June 30, 2020 the majority of favorable development came from workers' compensation and commercial fire and allied lines. This favorable development was partially offset by unfavorable development of commercial auto and reinsurance assumed lines. All other lines combined contributed a relatively modest amount of overall favorable development during this three-month period. For the six-month period ended June 30, 2020 the majority of favorable development came from workers' compensation and commercial fire and allied lines. This favorable development was partially offset by unfavorable development of the commercial liability line. All other lines combined contributed a relatively modest amount of overall favorable development during this six-month period.

For the three-month period ended June 30, 2019, the majority of unfavorable development came from the commercial liability line with a partial offset coming primarily from favorable development in workers compensation and commercial fire and allied lines of business. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this three-month period. For the six-month period ended June 30, 2019, the majority of unfavorable development came from the commercial liability line,with a partial offset coming primarily from favorable development in workers' compensation, and fidelity and surety lines. All other lines combined contributed a relatively minimal amount of overall unfavorable development during this six-month period. The unfavorable development in both periods in the commercial liability line was primarily from prior year reserve strengthening on auto liability and other liability claims.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2020	2019	2020	2019

Net periodic benefit cost
Service cost	$2,707	$1,997	$432	$456
Interest cost	2,066	2,080	253	318
Expected return on plan assets	(3,385)	(2,696)	—	—
Amortization of prior service credit	—	—	(2,021)	(2,221)
Amortization of net loss	979	901	94	224
Net periodic benefit cost	$2,367	$2,282	$(1,242)	$(1,223)

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2020	2019	2020	2019

Net periodic benefit cost
Service cost	$5,414	$3,994	$864	$912
Interest cost	4,132	4,160	506	637
Expected return on plan assets	(6,770)	(5,392)	—	—
Amortization of prior service credit	—	—	(4,042)	(4,242)
Amortization of net loss	1,958	1,802	188	447
Net periodic benefit cost	$4,734	$4,564	$(2,484)	$(2,246)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we expected to contribute $10,000 to the pension plan in 2020. For the six-month period ended June 30, 2020, we contributed $5,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At June 30, 2020, there were 704,260 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The

Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2020	From Inception to June 30, 2020
Beginning balance	834,910	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(165,024)	(3,281,445)
Number of awards forfeited or expired	34,374	585,705
Ending balance	704,260	704,260
Number of option awards exercised	7,200	1,450,389
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	63,600	164,378

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At June 30, 2020, the Company had 160,135 authorized shares available for future issuance.
The Board of Directors has the authority to determine which non-employee directors receive awards, when restricted stock, restricted stock units and options shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options, restricted stock and restricted stock units (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option, restricted stock or restricted stock unit agreements (subject to limits set forth in the Director Stock Plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Stock Plan.

The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2020	From Inception to June 30, 2020
Beginning balance	34,863	300,000
Additional authorization	150,000	150,000
Number of awards granted	(24,728)	(313,868)
Number of awards forfeited or expired	—	24,003
Ending balance	160,135	160,135
Number of option awards exercised	14,183	133,275
Number of restricted stock awards vested	14,300	98,491

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $1,292 and $1,357, respectively. For the six-month periods ended June 30, 2020 and 2019, we recognized stock-based compensation expense of $2,927 and $4,045, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of June 30, 2020, we had $6,289 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2020 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2020	$2,159
2021	2,666
2022	1,146
2023	225
2024	82
2025	11
Total	$6,289
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

The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$5,960	$5,960	$(4,196)	$(4,196)
Weighted-average common shares outstanding	25,024,855	25,024,855	25,210,354	25,210,354
Add dilutive effect of restricted stock unit awards	—	213,203	—	—
Add dilutive effect of stock options	—	17,546	—	—
Weighted-average common shares outstanding	25,024,855	25,255,604	25,210,354	25,210,354
Earnings (loss) per common share	$0.24	$0.24	$(0.17)	$(0.17)
Awards excluded from diluted earnings per share calculation(1)	—	815,279	—	63,897
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(66,574)	$(66,574)	$40,325	$40,325
Weighted-average common shares outstanding	25,019,441	25,019,441	25,170,877	25,170,877
Add dilutive effect of restricted stock unit awards	—	—	—	257,810
Add dilutive effect of stock options	—	—	—	231,116
Weighted-average common shares outstanding	25,019,441	25,019,441	25,170,877	25,659,803
Earnings (loss) per common share	$(2.66)	$(2.66)	$1.60	$1.57
Awards excluded from diluted earnings per share calculation(1)	—	515,984	—	63,897
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. CREDIT FACILITY

On March 31, 2020, United Fire & Casualty Company (the "Borrower"), a wholly owned subsidiary of the Company, entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing-line loan for working capital and other general corporate purposes. The New Credit Agreement is provided by the Lenders on an unsecured basis, and the Borrower has the option to increase the New Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.

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
There was no outstanding balance on either the New Credit Agreement or the Previous Credit Agreement at June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at June 30, 2020.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2020	51,779	(33,280)	$18,499
Change in accumulated other comprehensive income before reclassifications	27,566	—	27,566
Reclassification adjustments from accumulated other comprehensive income (loss)	(62)	847	785
Balance as of June 30, 2020	$79,283	$(32,433)	$46,850
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2020	47,279	(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	31,971	—	31,971
Reclassification adjustments from accumulated other comprehensive income (loss)	33	1,694	1,727
Balance as of June 30, 2020	$79,283	$(32,433)	$46,850
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2020, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Components of lease expense:
Operating lease expense	$1,926	$1,912	$3,956	$3,820
Less sublease income	63	126	186	252
Net lease expense	1,863	1,786	3,770	3,568
Cash flows information related to leases:
Operating cash outflow from operating leases	1,829	1,808	3,469	3,608

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

Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020, subject to the receipt of applicable regulatory approvals.

As part of this agreement, Nationwide will offer contracts to all of our personal lines agents across the country, with the exception of agents in Louisiana. We are continuing to evaluate our strategic plan for the personal lines business in Louisiana.

To ensure no lapse in coverage to policyholders, Nationwide will provide replacement policies to our personal lines policyholders at the time of renewal. Nationwide has agreed that these replacement policies will reflect substantially similar or improved coverage and pricing.

UFG’s entry into a renewal rights agreement with Nationwide was completed as part of our long-term strategic planning, allowing us to focus on the success of our core commercial lines business, which currently represents 94 percent of our business mix. It was not initiated as a result of market conditions from the COVID-19 pandemic.

The Company recognized other income of $5.7 million before tax during the second quarter of 2020 as a result of the personal lines renewal rights agreement with Nationwide Mutual Insurance Company.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2020, approximately 49.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

COVID-19

Subsequent to December 31, 2019, the spread of the COVID-19 virus caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day-to-day life, financial markets and the economy in the United States since the middle of March 2020. The Company, in response to the challenges presented by COVID-19, activated its pre-existing business continuity plans to respond to a pandemic in mid-March 2020. With the exception of our essential services employees, UFG has dispatched its staff to work remotely for the safety, health and well-being of our employees. We are fully operational, but have limited travel for non-essential employees. Additionally, certain routine work completed by our field marketing, claims and risk control representatives, such as premium audits and inspections, is being completed following social distancing recommendations. Our essential services employees are following recommended health and safety policies. We are and will continue to monitor the state and federal responses to the pandemic and, when appropriate, will adjust our operations in response. We are developing a return to workplace plan for our employees, but have not finalized plans as of the date of this report. Our return to workplace plan will be implemented at the appropriate time and in a way that is designed to ensure the health and safety of our employees.

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
Nearly all of the policies we have issued contain contract language that specifically excludes business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully scrutinize each claim and will be affording coverage when appropriate. At this time, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which could impact our business, financial condition, results of operations and liquidity.

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current capital and liquidity positions are sufficient to maintain our current operations and we have the ability to access our credit facility if needed, but we have not yet had the need to do so. See Note 8 "Credit Facility" for more information. Our year-to-date cash flows provided by operations remained positive and our cash and cash equivalents have increased during the first six-months of 2020 since prior year-end. We have implemented state-mandated and optional payment leniency programs for our policyholders. As of June 30, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs. During the second quarter of 2020, management did not repurchase any shares of stock, suspending it's share repurchase program in mid-March 2020 for the time being. Also, the Company maintained the same level of cash dividend payments of $0.33 per share during the second quarter of 2020 as were paid in the first quarter of 2020.

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed tjeir implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. As a result of the COVID-19 pandemic and its impact on equity markets and the economy, we performed a qualitative impairment assessment of our goodwill and intangible assets at June 30, 2020. As a result of this assessment, we did not recognize an impairment charge for goodwill or intangible assets at June 30, 2020.

As of June 30, 2020, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of June 30, 2020, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The decline in equity markets in the first six months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. During the three-month period ended June 30, 2020 we had a recovery in the fair value of equity securities of $29.8 million and an increase in value of our investments in limited liability partnerships of $1.0 million from the values reported at March 31, 2020. Year-to-date in 2020 the decrease in the fair value of equity securities from December 31, 2019 was $60.8 million.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized an unrealized gain of $32.0 million, net of tax, at June 30, 2020 on its available-for-sale fixed maturity portfolio. In addition, we also adopted new accounting guidance on January 1, 2020 which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of June 30, 2020. For more information on credit losses recognized in the three- and six-month periods ended June 30, 2020, please refer to the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2020	2019	%	2020	2019	%
Revenues
Net premiums earned	$263,609	$276,486	(4.7)%	$532,458	$538,800	(1.2)%
Investment income, net of investment expenses	12,696	14,120	(10.1)	15,059	30,632	(50.8)
Change in the value of equity securities	29,809	12,499	138.5	(60,838)	37,133	(263.8)
All other net realized gains (losses)	(14,030)	1,092	NM	(16,790)	3,171	NM
Net realized investment gains (losses)	15,779	13,591	16.1	(77,628)	40,304	(292.6)
Other income	5,719	—	NM	5,719	—	NM
Total revenues	$297,803	$304,197	(2.1)%	$475,608	$609,736	(22.0)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$204,973	$220,009	(6.8)%	$391,476	$384,249	1.9%
Amortization of deferred policy acquisition costs	51,893	54,795	(5.3)	106,345	107,014	(0.6)
Other underwriting expenses	36,701	33,964	8.1	78,550	68,367	14.9
Total benefits, losses and expenses	$293,567	$308,768	(4.9)%	$576,371	$559,630	3.0%

Income (loss) before income taxes	$4,236	$(4,571)	(192.7)	$(100,763)	$50,106	NM
Federal income tax expense (benefit)	(1,724)	(375)	NM	(34,189)	9,781	NM
Net income (loss)	$5,960	$(4,196)	(242.0)	$(66,574)	$40,325	(265.1)%

GAAP Ratios:
Net loss ratio (without catastrophes)	58.6%	71.6%	(18.2)%	61.1%	66.5%	(8.1)%
Catastrophes - effect on net loss ratio	19.2	8.0	140.0	12.4	4.8	158.3
Net loss ratio(1)	77.8%	79.6%	(2.3)%	73.5%	71.3%	3.1%
Expense ratio(2)	33.6	32.1	4.7	34.7	32.6	6.4
Combined ratio(3)	111.4%	111.7%	(0.3)%	108.2%	103.9%	4.1%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2020:

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2020, net income was $6.0 million compared to net loss of $4.2 million for the same period of 2019. In the three-month period ended June 30, 2020, the increase in net income was primarily due to an increase in net realized investment gains, a decrease in losses and loss settlement expenses and other income all partially offset by decreases in net premiums earned and net investment income.

For the six-month period ended June 30, 2020, net loss was $66.6 million compared to net income of $40.3 million for the same period of 2019. In the six-month period ended June 30, 2020, the decrease in net income was primarily due to a decrease in the fair value of equity securities, a decrease in net investment income and increases in losses and loss settlement expenses.

Net premiums earned decreased to 4.7 percent and 1.2 percent during the three- and six-month periods ended June 30, 2020 compared to the same periods of 2019 primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business. There was some impact to net premiums earned from the COVID-19 pandemic but it was less significant than the impact from our commercial auto profitability initiatives in the three- and six-month periods ended June 30, 2020. The Company has implemented state-mandated and optional payment leniency programs for our policyholders as a result of the COVID-19 pandemic. As of June 30, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs. We currently do not believe these payment modifications will have a material impact on our financial condition, liquidity or capital position.

Net investment income was $12.7 million for the second quarter of 2020 as compared to net investment income of $14.1 million for the same period in 2019. The decrease in net investment income in the second quarter of 2020 was primarily due to a decrease in invested assets as compared to the same period in 2019. Year-to date, net investment income was $15.1 million, compared to net investment income of $30.6 million for the same period in 2019. The decrease in net investment income was due to a combination of a decrease in the fair value of our investments in limited liability partnerships in the first quarter and a decrease in invested assets as compared to the same period in 2019. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net realized investment gains of $15.8 million during the second quarter of 2020, compared to net realized investment gains of $13.6 million for the same period in 2019. The change in the three-month period ended June 30, 2020, as compared to the same period in 2019, was primarily due to the increase in the fair value of equity securities. Year-to-date, the Company recognized net realized investment losses of $77.6 million compared to net realized gains of $40.3 million. The decrease in the six-month period ended June 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in the value of equity securities of $60.8 million, compared with an increase of $37.1 million, respectively.

Other income of $5.7 million before tax recognized during the second quarter of 2020 was the result of our previously announced personal lines renewal rights agreement with Nationwide Mutual Insurance Company.

Losses and loss settlement expenses decreased by 6.8 percentage points and increased by 1.9 percentage points during the three- and six-month periods ended June 30, 2020 compared to the same periods of 2019. The decrease in losses and loss settlement expenses primarily was due to an improvement in the performance of our core book of business, specifically our commercial auto and liability lines of businesses partially offset by an increase in catastrophe losses. Year-to-date, the increase in losses and loss settlement expenses as compared to the same period in 2019 was primarily due to an increase in severity of non-catastrophe losses and an increase in catastrophe losses.

The GAAP combined ratio decreased by 0.3 percentage points to 111.4 percent for the second quarter of 2020, compared to 111.7 percent in the same period in 2019. The decrease in the combined ratio was primarily driven by a decrease in the loss ratio offset by an increase in the expense ratio. For the six-month period ended June 30, 2020, the GAAP combined ratio increased 4.3 percentage points to 108.2 percent compared to 103.9 percent for the six-month period ended June 30, 2019. The increase in the combined ratio was primarily driven by a combination of increases in the net loss ratio and expense ratio.

The GAAP net loss ratio improved 1.8 percentage points during the second quarter of 2020 as compared to the same period in 2019. The decrease in the second quarter of 2020 was primarily due to the improvement in the performance of our core book of business, specifically our commercial auto and liability lines of business partially offset by an increase in catastrophe losses. During the six-month period ended June 30, 2020, the net loss ratio deteriorated 2.2 percentage points as compared to the same period in 2019 primarily due to an increase in catastrophe losses.

Pre-tax catastrophe losses in the second quarter of 2020 were higher when compared to second quarter of 2019, with catastrophe losses adding 19.2 percentage points to the combined ratio in 2020 as compared to 8.0 percentage points in 2019. During the second quarter of 2020, the Company incurred losses from 20 catastrophic events primarily from severe convective storms in the Midwest and Southern United States. Our 10-year historical average for second quarter catastrophe losses is 12.2 percentage points added to the combined ratio. Year-to-date, catastrophe losses totaled $65.9 million ($2.08 per diluted share) compared to $25.6 million ($0.79 per diluted share) for the same period in 2019.

The expense ratio for the second quarter of 2020 was 33.6 percent, compared to 32.1 percent for the second quarter in 2019. The increase in the expense ratio during the second quarter of 2020 as compared to the same period in 2019, is primarily due to our continued investment in technology, including our multi-year Oasis project, an upgrade to our technology platform designed to enhance core underwriting decisions, selection of risks and productivity. Year-to-date, the expense rate was 34.7 percent compared to 32.6 percent in the same period in 2019. The increase in our investment in technology contributed to the increase in the expense ratio, along with the acceleration of the amortization of our deferred acquisition costs in our commercial auto line of business from lower than expected profitability.

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

2020 Development

The property and casualty insurance business experienced $10.0 million and $23.8 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2020, respectively. For the three-month period ended June 30, 2020 the majority of favorable development was from workers' compensation with $7.8 million of favorable development, followed by commercial fire and allied lines which contributed $4.9 million of favorable development. Partially offsetting this favorable development was unfavorable development contributed primarily by commercial automobile and other liability with $1.9 million of unfavorable development and reinsurance assumed with $1.5 million of unfavorable development. The favorable development for workers' compensation was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The adverse development for commercial automobile and other liability is attributed to paid loss which was greater than the reductions of unpaid claim reserves, paid loss adjustment expense ("LAE") was more than offset by reductions of reserves for unpaid LAE. All other lines of insurance, in total, contributed $0.7 million of favorable development during the quarter.

For the six-month period ended June 30, 2020 the majority of favorable development was from workers' compensation with $16.0 million favorable development, followed by commercial fire and allied lines which contributed $12.8 million of favorable development. Partially offsetting was unfavorable development contributed primarily by commercial liability with $6.5 million of unfavorable development and reinsurance assumed with $2.7 million of unfavorable development. The favorable development for workers' compensation was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The adverse development for commercial liability is attributed to paid loss which was greater than the reductions of unpaid claim reserves, paid LAE was more than offset by reductions of reserves for unpaid LAE. All other lines of insurance, in total, contributed $4.2 million of favorable development during the quarter.

2019 Development

The property and casualty insurance business experienced $9.4 million and $4.7 million, respectively, of unfavorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2019. For the three-month period ended June 30, 2019 the majority of unfavorable development was from the commercial liability line with $17.5 million unfavorable development, followed by the assumed reinsurance line which contributed $2.1 million of unfavorable development. The unfavorable development in the commercial liability line was primarily from paid loss and an increase in claim reserves along with prior year reserve strengthening on auto liability and other liability claims in our Gulf Coast region. The apparent adverse development for assumed reinsurance is attributed to the acquisition of a new reinsurance program. The loss portfolio transfer of reserves for prior accident years resulted in unfavorable development. All other lines of insurance, in total, contributed $10.2 million of favorable development during the quarter which partially offset the unfavorable development from the commercial liability and assumed reinsurance lines.

For the six-month period ended June 30, 2019 the majority of unfavorable development resulted from the commercial liability line with $16.0 million unfavorable development, followed by commercial fire and allied lines which contributed $2.4 million unfavorable development and then then assumed reinsurance line, which contributed $1.2 million of unfavorable development. The unfavorable development in the commercial liability line was primarily from prior year reserve strengthening on auto liability and other liability claims in our Gulf Coast region. Commercial fire and allied lines developed unfavorably due to an increase in paid loss. Reductions in unpaid claim reserves did not fully offset paid loss, but loss adjustment expense did provide a partial offset to the loss development by contributing favorable development. The apparent adverse development for the assumed reinsurance line is attributed to the acquisition of a new reinsurance program, which was noted when discussing quarterly results above. All other lines of insurance, in total, contributed $14.9 million of favorable development during the year, which partially offset unfavorable development from commercial liability, commercial fire and allied and assumed reinsurance lines.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2020, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2020			2019
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$77,407	$46,914	60.6%	$79,452	$57,582	72.5%
Fire and allied lines	62,592	67,055	107.1	60,615	55,851	92.1
Automobile	73,682	58,014	78.7	78,472	69,766	88.9
Workers' compensation	19,200	6,247	32.5	22,621	9,378	41.5
Fidelity and surety	6,332	110	1.7	6,146	(650)	(10.6)
Miscellaneous	385	96	24.9	436	99	22.7
Total commercial lines	$239,598	$178,436	74.5%	$247,742	$192,026	77.5%

Personal lines
Fire and allied lines	$9,819	$19,187	195.4%	$10,302	$14,386	139.6%
Automobile	7,518	2,464	32.8	7,698	6,809	88.5
Miscellaneous	304	52	17.1	307	552	179.8
Total personal lines	$17,641	$21,703	123.0%	$18,307	$21,747	118.8%
Reinsurance assumed	$6,370	$4,834	75.9%	$10,437	$6,236	59.7%
Total	$263,609	$204,973	77.8%	$276,486	$220,009	79.6%

Six Months Ended June 30,	2020			2019
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$156,716	$90,637	57.8%	$157,879	$95,857	60.7%
Fire and allied lines	124,261	118,980	95.8	119,789	92,637	77.3
Automobile	151,700	123,319	81.3	153,706	140,337	91.3
Workers' compensation	38,628	13,955	36.1	44,496	15,323	34.4
Fidelity and surety	12,750	142	1.1	12,521	(901)	(7.2)
Miscellaneous	780	188	24.1	863	—	—
Total commercial lines	$484,835	$347,221	71.6%	$489,254	$343,253	70.2%

Personal lines
Fire and allied lines	$19,789	$25,921	131.0%	$20,522	$20,668	100.7%
Automobile	15,148	7,613	50.3	15,180	12,476	82.2
Miscellaneous	610	2,658	435.7	608	484	79.6
Total personal lines	$35,547	$36,192	101.8%	$36,310	$33,628	92.6%
Reinsurance assumed	$12,076	$8,063	66.8%	$13,236	$7,368	55.7%
Total	$532,458	$391,476	73.5%	$538,800	$384,249	71.3%

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Other liability - The net loss ratio improved 11.9 and 2.9 percentage points, respectively, in the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. The decrease in both periods was primarily due to lower paid losses, improvement in the core book of business and lower prior year unfavorable reserve development.

•Commercial fire and allied lines - The net loss ratio deteriorated 15.0 and 18.5 percentage points, respectively, in the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. The deterioration in both periods was primarily due to an increase in paid LAE and catastrophe losses. During the second quarter, the Company incurred losses from 20 catastrophic events primarily from severe convective storms in the Midwest and Southern United States.

•Commercial automobile - The net loss ratio improved 10.2 and 10.0 percentage points, respectively, in the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. The improvement in both periods was primarily attributable to a decrease in frequency of commercial auto claims and our portfolio management strategy to reduce the number of insured auto units, aggressively increasing commercial auto pricing and non-renew underperforming accounts.

•Personal fire and allied lines - The net loss ratio deteriorated 55.8 and 30.3 percentage points, respectively, in the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. The deterioration in both periods is attributable to an increase in catastrophe losses.

•Personal automobile - The net loss ratio improved by 55.7 and 31.9 percentage points in the three- and six-month periods ended June 30, 2020, compared to the same periods of 2019. The improvement in both periods is attributable to a decrease in claim frequency.

Financial Condition

Stockholders' equity decreased to $860.7 million at June 30, 2020, from $910.5 million at December 31, 2019. This decrease was primarily attributed to a net loss of $66.6 million, shareholder dividends of $16.5 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $32.0 million, net of tax, during the six months ended June 30, 2020.

The Company's book value per share was $34.38, which is a decrease of $2.02 per share, or 5.5 percent from December 31, 2019. During the second quarter of 2020 we did not repurchase any shares of our common stock as we suspended share repurchases in mid-March in the interim. During the six-month period ended June 30, 2020, 70,467 shares of common stock were repurchased for a total of $2.7 million. Under our share repurchase program, which is scheduled to expire on August 31, 2020, we were authorized to repurchase an additional 1,786,977 shares of our common stock as of June 30, 2020.

Investment Portfolio

Our invested assets totaled $2.0 billion at June 30, 2020, compared to $2.2 billion at December 31, 2019, a decrease of $123.4 million. At June 30, 2020, fixed maturity securities and equity securities made up 84.0 percent and 10.2 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at June 30, 2020 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,696,166	83.5%
Trading securities	11,223	0.5
Equity securities	207,626	10.2
Mortgage loans	47,609	2.3
Other long-term investments	68,941	3.5
Short-term investments	175	—
Total	$2,031,740	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both June 30, 2020 and December 31, 2019, we classified $1.7 billion, or 99.3 percent, and $1.7 billion, or 99.1 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of June 30, 2020 and December 31, 2019, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at June 30, 2020 and December 31, 2019. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2020		December 31, 2019
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$658,389	38.6%	$721,446	41.6%
AA	660,048	38.6	664,238	38.3
A	197,943	11.6	179,553	10.3
Baa/BBB	178,820	10.5	157,350	9.1
Other/Not Rated	12,189	0.7	12,276	0.7
	$1,707,389	100.0%	$1,734,863	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 10.1 and 50.8 percent in the three- and six-month periods ended June 30, 2020, compared with the same period of 2019.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2020, the change in value of our investments in limited liability partnerships resulted in investment gains of $1.0 million and investment losses of $9.1 million, respectively, as compared to investment income of $0.1 million and $2.6 million, respectively, in the same periods of 2019. This resulted in an increase of $0.9 million and a decrease of $11.7 million, respectively, in investment income in the three- and six-month periods ended June 30, 2020.
Our net realized investment gains were $15.8 million and net realized investment losses were $77.6 million, respectively, during the three- and six-month periods ended June 30, 2020, as compared with net realized investment gains of $13.6 million and $40.3 million, respectively, in the same periods of 2019. A change in the fair value of equity securities was responsible for $17.3 million of the gains and $98.0 million of the losses, respectively, $2.2 million of the gains and $117.9 million of the losses in the three- and six-month periods ended June 30, 2020 as compared to the same periods in 2019.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at June 30, 2020 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2020 and 2019:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2020	2019
Cash provided by (used in)
Operating activities	$4,232	$36,276
Investing activities	41,127	62,600
Financing activities	(19,819)	(14,546)
Net increase in cash and cash equivalents	$25,540	$84,330
Our cash flows from operations were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2020 and 2019 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to access our credit facility if needed, but we have not yet had the need to do so. See Note 8 "Credit Facility" for more information. Our year-to-date cash flows provided by operations remained positive and our cash and cash equivalents have increased during the first six-months of 2020. We have implemented state-mandated and optional payment leniency programs for our policyholders as a result of the COVID-19 pandemic. As of June 30, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs.
Operating Activities
Net cash flows provided by operating activities totaled $4.2 million and totaled $36.3 million for the six-month periods ended June 30, 2020 and 2019, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $371.5 million, or 21.8 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2020, our cash and cash equivalents included $71.8 million related to these money market accounts, compared to $9.3 million at December 31, 2019.
Net cash flows provided by investing activities were $41.1 million and $62.6 million for the six-month periods ended June 30, 2020 and 2019, respectively. For the six-month periods ended June 30, 2020 and 2019, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $179.4 million and $150.6 million, respectively.
Our cash outflows for investment purchases were $126.2 million for the six-month period ended June 30, 2020, compared to $67.1 million for the same period of 2019.

Financing Activities
Net cash flows used in financing activities was $19.8 million for the six-month period ended June 30, 2020 which increased $5.3 million compared to $14.5 million used in the six-month period ended June 30, 2019.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The New Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the New Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of June 30, 2020 and 2019, there were no balances outstanding under the New Credit Agreement or the Borrower's previous credit agreement (which matured on February 2, 2020). For the six-month period ended June 30, 2020 and 2019, we did not incur any interest expense related to either credit facility. For further discussion of the New Credit Agreement and the Borrower's previous credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility."
Dividends
Dividends paid to shareholders totaled $16.5 million and $16.1 million in the six-month periods ended June 30, 2020 and 2019, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2020, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $25.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 5.5 percent to $860.7 million at June 30, 2020, from $910.5 million at December 31, 2019. At June 30, 2020, the book value per share of our common stock was $34.38 compared to $36.40 at December 31, 2019. This decrease was primarily attributed to a net loss of $66.6 million, shareholder dividends of $16.5 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $32.0 million, net of tax, during the first six months of 2020.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 31, 2028, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10.9 million at June 30, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3 year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the 3 year lockup period is met. The fair value of the investment at June 30, 2020 was $24.5 million and there are no remaining capital contributions with this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
ISO catastrophes	$51,090	$19,549	$66,211	$23,095
Non-ISO catastrophes (1)	(456)	2,456	(311)	2,541
Total catastrophes	$50,634	$22,005	$65,900	$25,636
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2020, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

Our primary market risks are exposure to changes in interest rates and equity prices, and we have limited exposure to foreign currency exchange rates.

The decline and volatility in equity markets in the first six months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2020 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 28, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 6, 2020. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2020:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2020 - 4/30/2020	—	$—	—	1,786,977
5/1/2020 - 5/31/2020	—	—	—	1,786,977
6/1/2020 - 6/30/2020	—	—	—	1,786,977
Total	—	$—	—	1,786,977
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. As of June 30, 2020, we remained authorized to repurchase 1,786,977 shares of common stock. During the second quarter of 2020 we did not repurchase any shares of our common stock as we suspended share repurchases in mid-March in the interim.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1
United Fire Group, Inc. Non-Employee Director Stock Plan, as amended (incorporated by reference to Exhibit 10.1 on United Fire Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 22, 2020).

10.2	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire Group, Inc. Non-Employee Director Stock Plan.		X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six-months ended June 30, 2020 and 2019; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and six-months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (unaudited) for the three- and six-months ended June 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

August 5, 2020	August 5, 2020
(Date)	(Date)