Form 10-Q
period 2020-09-30
UNITED FIRE GROUP INC
filed 2020-11-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

As of November 2, 2020, 25,031,234 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2020

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,612,626 in 2020 and $1,659,760 in 2019; allowance for credit losses $8 in 2020 and $— in 2019)	$1,717,039	$1,719,607
Trading securities, at fair value (amortized cost $12,258 in 2020 and $11,941 in 2019)	14,811	15,256
Equity securities at fair value (cost $61,467 in 2020 and $67,529 in 2019)	198,791	299,203
Mortgage loans	47,809	42,520
Less: allowance for mortgage loan losses	76	72
Mortgage loans, net	47,733	42,448
Other long-term investments	62,903	78,410
Short-term investments	175	175
	2,041,452	2,155,099
Cash and cash equivalents	99,604	120,722
Accrued investment income	15,028	15,182
Premiums receivable (net of allowance for doubtful accounts of $812 in 2020 and $1,239 in 2019)	352,150	357,632
Deferred policy acquisition costs	94,223	94,292
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $54,145 in 2020 and $50,183 in 2019)	127,990	116,989
Reinsurance receivables and recoverables (net of allowance for credit losses of $241 in 2020 and $— in 2019)	199,920	72,369
Prepaid reinsurance premiums	12,284	9,550
Goodwill and intangible assets	6,920	22,542
Income taxes receivable	57,388	19,190
Other assets	41,521	29,905
TOTAL ASSETS	$3,048,480	$3,013,472
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Future policy benefits and losses, claims and loss settlement expenses
Losses and loss settlement expenses	$1,555,083	$1,421,754
Unearned premiums	499,730	505,162
Accrued expenses and other liabilities	156,874	155,498
Deferred tax liability	16,511	20,586
TOTAL LIABILITIES	$2,228,198	$2,103,000
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,031,234 and 25,015,963 shares issued and outstanding in 2020 and 2019, respectively	$25	$25
Additional paid-in capital	200,849	200,179
Retained earnings	568,501	697,116
Accumulated other comprehensive income, net of tax	50,907	13,152
TOTAL STOCKHOLDERS’ EQUITY	$820,282	$910,472
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,048,480	$3,013,472
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2020	2019	2020	2019
Revenues
Net premiums earned	$259,061	$274,942	$791,519	$813,742
Investment income, net of investment expenses	7,244	13,291	22,303	43,923
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $54 and $13 in 2020 and $130 and $257 in 2019; previously included in accumulated other comprehensive income)	15,212	9,822	(62,416)	50,126
Other income	604	—	6,323	—
Total revenues	$282,121	$298,055	$757,729	$907,791
Benefits, Losses and Expenses
Losses and loss settlement expenses	$234,693	$211,752	$626,169	$596,001
Amortization of deferred policy acquisition costs	52,095	54,828	158,440	161,842
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,072 and $3,217 in 2020 and $1,124 and $3,372 in 2019; previously included in accumulated other comprehensive income)	35,470	36,003	114,020	104,370
Goodwill impairment	15,091	—	15,091	—
Total benefits, losses and expenses	$337,349	$302,583	$913,720	$862,213
Income (loss) before income taxes	$(55,228)	$(4,528)	$(155,991)	$45,578
Federal income tax expense (benefit) (includes reclassifications of $213 and $672 in 2020 and $209 and $654 in 2019; previously included in accumulated other comprehensive income)	(17,987)	(2,186)	(52,176)	7,595
Net Income (loss)	$(37,241)	$(2,342)	$(103,815)	$37,983
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$4,116	$15,410	$44,586	$77,360
Change in liability for underfunded employee benefit plans	—	—	—	—
Other comprehensive income, before tax and reclassification adjustments	$4,116	$15,410	$44,586	$77,360
Income tax effect	(864)	(3,237)	(9,363)	(16,246)
Other comprehensive income, after tax, before reclassification adjustments	$3,252	$12,173	$35,223	$61,114
Reclassification adjustment for net realized investment (gains) losses included in income	$(54)	$(130)	$(13)	$(257)
Reclassification adjustment for employee benefit costs included in expense	1,072	1,124	3,217	3,372
Total reclassification adjustments, before tax	$1,018	$994	$3,204	$3,115
Income tax effect	(213)	(209)	(672)	(654)
Total reclassification adjustments, after tax	$805	$785	$2,532	$2,461
Comprehensive income (loss)	$(33,184)	$10,616	$(66,060)	$101,558
Diluted weighted average common shares outstanding	25,031,234	25,176,334	25,023,401	25,643,744
Earnings (loss) per common share:
Basic	$(1.49)	$(0.09)	$(4.15)	$1.51
Diluted	(1.49)	(0.09)	(4.15)	1.48
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	—	—	(72,534)	—	(72,534)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	70,597	—	879	—	—	879
Dividends on common stock ($0.33 per share)	—	—	—	(8,249)	—	(8,249)
Change in net unrealized investment appreciation(1)	—	—	—	—	4,500	4,500
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Balance, March 31, 2020	25,016,093	$25	$198,317	$616,303	$18,499	$833,144

Net income	—	$—	$—	$5,960	$—	$5,960
Stock based compensation	15,141	—	1,479	—	—	1,479
Dividends on common stock ($0.33 per share)	—	—	—	(8,267)	—	(8,267)
Change in net unrealized investment appreciation(1)	—	—	—	—	27,504	27,504
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Balance, June 30, 2020	25,031,234	$25	$199,796	$613,996	$46,850	$860,667

Net income (loss)	—	$—	$—	$(37,241)	$—	$(37,241)
Stock based compensation	—	—	1,053	—	—	1,053
Dividends on common stock ($0.33 per share)	—	—	—	(8,254)	—	(8,254)
Change in net unrealized investment appreciation(1)	—	—	—	—	3,209	3,209
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	848	848
Balance, September 30, 2020	25,031,234	$25	$200,849	$568,501	$50,907	$820,282
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	—	—	44,521	—	44,521
Stock based compensation	70,414	—	3,438	—	—	3,438
Dividends on common stock $0.31 per share)	—	—	—	(7,797)	—	(7,797)
Change in net unrealized investment appreciation(1)	—	—	—	—	26,279	26,279
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Cumulative effect of change in accounting principle	—	—	—	(513)	—	(513)
Balance, March 31, 2019	25,167,822	$25	$206,788	$751,683	$(3,305)	$955,191

Net income (loss)	$—	$—	$—	$(4,196)	$—	$(4,196)
Shares repurchased	(1,507)	—	(69)	—	—	(69)
Stock based compensation	78,885	—	2,252	—	—	2,252
Dividends on common stock $0.33 per share)	—	—	—	(8,325)	—	(8,325)
Change in net unrealized investment appreciation(1)	—	—	—	—	22,562	22,562
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, June 30, 2019	25,245,200	$25	$208,971	$739,162	$20,145	$968,303

Net income (loss)	$—	$—	$—	$(2,342)	$—	$(2,342)
Shares repurchased	(177,249)	—	(8,058)	—	—	(8,058)
Stock based compensation	13,775	—	1,591	—	—	1,591
Dividends on common stock $0.33 per share)	—	—	—	(8,284)	—	(8,284)
Change in net unrealized investment appreciation(1)	—	—	—	—	12,070	12,070
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	888	888
Balance, September 30, 2019	25,081,726	$25	$202,504	$728,536	$33,103	$964,168
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$(103,815)	$37,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	7,719	7,074
Depreciation and amortization	5,009	4,235
Goodwill impairment	15,091	—
Stock-based compensation expense	3,979	5,248
Net realized investment (gains) losses	62,416	(50,126)
Net cash flows from equity and trading investments	37,552	911
Deferred income tax benefit	(21,824)	8,829
Changes in:
Accrued investment income	154	170
Premiums receivable	5,482	(40,792)
Deferred policy acquisition costs	69	(5,704)
Reinsurance receivables	(127,551)	3,664
Prepaid reinsurance premiums	(2,734)	(887)
Income taxes receivable	(38,198)	3,029
Other assets	(11,616)	(17,645)
Losses and loss settlement expenses	133,329	48,056
Unearned premiums	(5,432)	35,296
Accrued expenses and other liabilities	4,593	16,821
Deferred income taxes	7,713	(434)
Other, net	15,196	437
Cash from operating activities	90,947	18,182
Net cash provided by (used in) operating activities	$(12,868)	$56,165
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$16,907	$36,490
Proceeds from call and maturity of available-for-sale investments	239,438	206,478
Proceeds from sale of other investments	5,391	3,607
Purchase of investments in mortgage loans	(5,564)	(10,723)
Purchase of investments available-for-sale	(216,001)	(151,528)
Purchase of other investments	(4,829)	(16,939)
Purchase of property and equipment	$(15,506)	(27,796)
Net cash provided by investing activities	19,836	39,589
Cash Flows From Financing Activities
Issuance of common stock	$(568)	$2,033
Repurchase of common stock	(2,741)	(8,127)
Payment of cash dividends	(24,777)	(24,406)
Net cash used in financing activities	$(28,086)	(30,500)

Net Change in Cash and Cash Equivalents	$(21,118)	$65,254
Cash and Cash Equivalents at Beginning of Period	120,722	64,454
Cash and Cash Equivalents at End of Period	$99,604	$129,708
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as property and casualty insurers in 48 states and the District of Columbia.
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
For the nine-month periods ended September 30, 2020 and 2019, we made payments for income taxes totaling $125 and $1,556, respectively. We did not receive a tax refund during the nine-month period ended September 30, 2020 and we received a tax refund of $5,401 during the nine-month period ended September 30, 2019.
For the nine-month periods ended September 30, 2020 and 2019, we made no interest payments (excluding interest credited to policyholders’ accounts).
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2020.

Total
Recorded asset at beginning of period	$94,292
Underwriting costs deferred	158,371
Amortization of deferred policy acquisition costs	(158,440)
Recorded asset at September 30, 2020	$94,223

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
Goodwill
Goodwill assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible assets acquired and liabilities assumed. All of our goodwill assets relate to the acquisition of Mercer Insurance Group, Inc. on March 28, 2011. We evaluate goodwill assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill assets may exceed their implied fair value. Any impairment is recognized in the period that the impairment is identified. During the third quarter of 2020, we completed a quantitative analysis of our goodwill as a result of the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to the current year weather related catastrophes; and (ii) the fair value of our stock trading significantly below book value. As a result of the quantitative analysis, we recorded an impairment charge of $15,091 as of September 30, 2020. The impairment charge was determined based on completion of both a discounted cash flow and market value analysis.

Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $17.8 million as the result of this Act.
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
We reported consolidated federal income tax benefit of $52,176 for the nine-month period ended September 30, 2020 compared to income tax expense of $7,595 during the same period of 2019. Our effective tax rate is different than the federal statutory rate of 21 percent, due principally to the impact of the provisions of the CARES Act.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2020 or December 31, 2019. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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

Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at September 30, 2020 was $3,638 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the Company, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of September 30, 2020 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of September 30, 2020, the Company had a credit loss allowance for reinsurance receivables of $241.

Rollforward of credit loss allowance for reinsurance receivable:
As of
September 30, 2020
Beginning balance, January 1, 2020	$38
Current-period provision for expected credit losses	203
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivable, September 30, 2020	$241

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

COVID-19 Pandemic

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities in the first nine months of 2020. As of the date of this report, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity and equity securities, presented on a consolidated basis, as of September 30, 2020 and December 31, 2019, is provided below:

September 30, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$53,877	$730	$8	$54,599	$—	$54,599
U.S. government agency	60,503	4,457	—	64,960	—	64,960
States, municipalities and political subdivisions
General obligations:
Midwest	79,872	4,106	—	83,978	—	83,978
Northeast	29,124	1,426	—	30,550	—	30,550
South	105,290	5,295	—	110,585	—	110,585
West	102,772	7,175	—	109,947	—	109,947
Special revenue:
Midwest	126,251	8,590	—	134,841	—	134,841
Northeast	58,287	4,557	—	62,844	—	62,844
South	220,904	17,446	—	238,350	—	238,350
West	133,934	9,168	—	143,102	—	143,102
Foreign bonds	26,413	1,835	230	28,018	—	28,018
Public utilities	77,147	7,155	—	84,302	—	84,302
Corporate bonds
Energy	24,912	2,589	—	27,501	—	27,501
Industrials	39,558	3,499	—	43,057	—	43,057
Consumer goods and services	45,250	3,790	12	49,028	—	49,028
Health care	6,674	895	—	7,569	—	7,569
Technology, media and telecommunications	37,241	4,330	—	41,571	—	41,571
Financial services	95,696	7,030	267	102,459	8	102,451
Mortgage-backed securities	14,333	305	109	14,529	—	14,529
Collateralized mortgage obligations
Government national mortgage association	71,992	5,206	1	77,197	—	77,197
Federal home loan mortgage corporation	119,006	3,019	349	121,676	—	121,676
Federal national mortgage association	83,276	2,579	406	85,449	—	85,449
Asset-backed securities	314	621	—	935	—	935
Total Available-for-Sale Fixed Maturities	$1,612,626	$105,803	$1,382	$1,717,047	$8	$1,717,039

December 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,300	$203	$12	$69,491
U.S. government agency	97,962	2,344	104	100,202
States, municipalities and political subdivisions
General obligations:
Midwest	85,607	2,987	—	88,594
Northeast	30,120	1,150	—	31,270
South	111,688	3,515	—	115,203
West	105,569	4,748	—	110,317
Special revenue:
Midwest	133,717	6,175	—	139,892
Northeast	58,665	2,878	—	61,543
South	224,214	10,452	—	234,666
West	138,557	6,287	—	144,844
Foreign bonds	4,936	181	—	5,117
Public utilities	60,950	2,701	—	63,651
Corporate bonds
Energy	28,695	1,429	—	30,124
Industrials	52,249	1,766	—	54,015
Consumer goods and services	47,131	2,335	—	49,466
Health care	8,998	482	—	9,480
Technology, media and telecommunications	25,931	1,739	—	27,670
Financial services	96,613	3,870	230	100,253
Mortgage-backed securities	6,250	127	21	6,356
Collateralized mortgage obligations
Government national mortgage association	78,400	2,053	97	80,356
Federal home loan mortgage corporation	123,572	1,150	220	124,502
Federal national mortgage association	70,322	1,631	108	71,845
Asset-backed securities	314	436	—	750
Total Available-for-Sale Fixed Maturities	$1,659,760	$60,639	$792	$1,719,607
Maturities
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at September 30, 2020, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale		Trading
September 30, 2020	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$53,911	$54,386	$1,957	$3,935
Due after one year through five years	365,831	388,192	9,221	9,265
Due after five years through 10 years	401,105	433,321	—	—
Due after 10 years	502,858	541,362	1,080	1,611
Asset-backed securities	314	935	—	—
Mortgage-backed securities	14,333	14,529	—	—
Collateralized mortgage obligations	274,274	284,322	—	—
Allowance for credit losses	—	(8)	—	—
	$1,612,626	$1,717,039	$12,258	$14,811
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized investment gains (losses):
Fixed maturities:
Available-for-sale	$52	$129	$52	$271
Allowance for credit losses	2	—	(8)	—
Trading securities
Change in fair value	248	43	(760)	2,290
Sales	134	8	(20)	100
Equity securities
Change in fair value	21,962	9,692	(38,876)	46,825
Sales	(7,186)	(50)	(22,772)	655
Mortgage loans allowance for credit losses	—	—	(4)	(15)
Real estate	—	—	(28)	—
Total net realized investment gains (losses)	$15,212	$9,822	$(62,416)	$50,126

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$—	$16,907	$36,490
Gross realized gains	—	—	198	30
Gross realized losses	—	—	495	13

Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains. Our portfolio of trading securities had a fair value of $14,811 and $15,256 at September 30, 2020 and December 31, 2019, respectively.

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10,284 at September 30, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at September 30, 2020 was $24,035 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2020	2019
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$44,574	$77,103
Income tax effect	(9,361)	(16,192)
Total change in net unrealized investment appreciation, net of tax	$35,213	$60,911
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at September 30, 2020:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
September 30, 2020
Beginning balance, January 1, 2020	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	8
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, September 30, 2020	$8

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at September 30, 2020 and December 31, 2019. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$11,804	$8	—	$—	$—	$11,804	$8
Foreign bonds	1	$2,776	$230	—	$—	$—	$2,776	$230
Corporate bonds
Consumer goods and services	1	2,196	12	—	—	—	2,196	12
Financial services	1	2,998	2	1	3,000	9	5,998	11
Mortgage-backed securities	2	9,118	107	6	157	2	9,275	109
Collateralized mortgage obligations
Federal home loan mortgage corporation	14	48,062	348	1	57	1	48,119	349
Federal national mortgage association	10	43,684	406	—	—	—	43,684	406
Government national mortgage association	—	—	—	1	76	1	76	1
Total Available-for-Sale Fixed Maturities	31	$120,638	$1,113	9	$3,290	$13	$123,928	$1,126

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
In order to determine the proper classification in the fair value hierarchy, we obtain and evaluate the vendors' pricing procedures and inputs used to price the security, which include unadjusted quoted market prices for identical securities, such as a New York Stock Exchange closing price, and quoted prices for identical securities in markets that are not active. For fixed maturity securities, an evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks and default rates may also be performed. We have determined that these processes and inputs result in fair values and classifications consistent with the applicable accounting guidance on fair value measurements.
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2020, the cash surrender value of the COLI policies was $7,670, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2020 and December 31, 2019 is as follows:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,717,047	$1,717,039	$1,719,607	$1,719,607
Trading securities	14,811	14,811	15,256	15,256
Equity securities	198,791	198,791	299,203	299,203
Mortgage loans	48,977	47,733	43,992	42,448
Other long-term investments	62,903	62,903	78,410	78,410
Short-term investments	175	175	175	175
Cash and cash equivalents	99,604	99,604	120,722	120,722
Corporate-owned life insurance	7,670	7,670	6,777	6,777

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at September 30, 2020 and December 31, 2019:

September 30, 2020		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$54,599	$—	$54,599	$—
U.S. government agency	64,960	—	64,960	—
States, municipalities and political subdivisions
General obligations
Midwest	83,978	—	83,978	—
Northeast	30,550	—	30,550	—
South	110,585	—	110,585	—
West	109,947	—	109,947	—
Special revenue
Midwest	134,841	—	134,841	—
Northeast	62,844	—	62,844	—
South	238,350	—	238,350	—
West	143,102	—	143,102	—
Foreign bonds	28,018	—	28,018	—
Public utilities	84,302	—	84,302	—
Corporate bonds
Energy	27,501	—	27,501	—
Industrials	43,057	—	43,057	—
Consumer goods and services	49,028	—	49,028	—
Health care	7,569	—	7,569	—
Technology, media and telecommunications	41,571	—	41,571	—
Financial services	102,459	—	102,209	250
Mortgage-backed securities	14,529	—	14,529	—
Collateralized mortgage obligations
Government national mortgage association	77,197	—	77,197	—
Federal home loan mortgage corporation	121,676	—	121,676	—
Federal national mortgage association	85,449	—	85,449	—
Asset-backed securities	935	—	—	935
Total Available-for-Sale Fixed Maturities	$1,717,047	$—	$1,715,862	$1,185
TRADING
Fixed maturities:
Bonds
Corporate bonds
Industrials	$2,004	$—	$2,004	$—
Consumer goods and services	1,171	—	1,171	—
Health care	4,965	—	4,965	—
Financial services	1,622	—	1,622	—

Redeemable preferred stocks	5,049	5,049	—	—
Total Trading Securities	$14,811	$5,049	$9,762	$—
EQUITY SECURITIES
Common stocks
Public utilities	$16,344	$16,344	$—	$—
Energy	8,833	8,833	—	—
Industrials	30,935	30,935	—	—
Consumer goods and services	31,432	31,432	—	—
Health care	24,646	24,646	—	—
Technology, media and telecommunications	16,003	16,003	—	—
Financial services	63,957	63,957	—	—
Nonredeemable preferred stocks	6,641	6,046	—	595
Total Equity Securities	$198,791	$198,196	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$54,590	$54,590	$—	$—
Corporate-Owned Life Insurance	$7,670	$—	$7,670	$—
Total Assets Measured at Fair Value	$1,993,084	$258,010	$1,733,294	$1,780

December 31, 2019		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$69,491	$—	$69,491	$—
U.S. government agency	100,202	—	100,202	—
States, municipalities and political subdivisions
General obligations
Midwest	88,594	—	88,594	—
Northeast	31,270	—	31,270	—
South	115,203	—	115,203	—
West	110,317	—	110,317	—
Special revenue
Midwest	139,892	—	139,892	—
Northeast	61,543	—	61,543	—
South	234,666	—	234,666	—
West	144,844	—	144,844	—
Foreign bonds	5,117	—	5,117	—
Public utilities	63,651	—	63,651	—
Corporate bonds
Energy	30,124	—	30,124	—
Industrials	54,015	—	54,015	—
Consumer goods and services	49,466	—	49,466	—
Health care	9,480	—	9,480	—

Technology, media and telecommunications	27,670	—	27,670	—
Financial services	100,253	—	100,003	250
Mortgage-backed securities	6,356	—	6,356	—
Collateralized mortgage obligations
Government national mortgage association	80,356	—	80,356	—
Federal home loan mortgage corporation	124,502	—	124,502	—
Federal national mortgage association	71,845	—	71,845	—
Asset-backed securities	750	—	—	750
Total Available-for-Sale Fixed Maturities	$1,719,607	$—	$1,718,607	$1,000
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at September 30, 2020 and December 31, 2019 was reasonable.
For the three- and nine-month periods ended September 30, 2020, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. The following table provides a quantitative information about our Level 3 securities at September 30, 2020:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	September 30, 2020
Corporate bonds - financial services	$250	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	935	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x
During the three- and nine-month periods ended September 30, 2020, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at June 30, 2020	$250	$927	$595	$1,772
Net unrealized gains(1)	—	8	—	8
Balance at September 30, 2020	$250	$935	$595	$1,780
(1) Net unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2020	$250	$750	$595	$1,595
Net unrealized gains(1)	—	185	—	185
Balance at September 30, 2020	$250	$935	$595	$1,780
(1) Net unrealized gains are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2020 and December 31, 2019:

Commercial Mortgage Loans
	September 30, 2020	December 31, 2019
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$30,467	$34,024
65%-75%	17,342	8,496
Total amortized cost	$47,809	$42,520
Allowance for mortgage loan losses	(76)	(72)
Mortgage loans, net	$47,733	$42,448

Mortgage Loans by Region
	September 30, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.8%	$3,245	7.6%
Southern Atlantic	9,794	20.5	7,026	16.5
East South Central	8,238	17.2	8,358	19.7
New England	6,588	13.8	6,588	15.5
Middle Atlantic	14,971	31.3	15,076	35.5
Mountain	2,227	4.6	2,227	5.2
West North Central	2,746	5.8	—	—
Total mortgage loans at amortized cost	$47,809	100.0%	$42,520	100.0%

Mortgage Loans by Property Type
	September 30, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$17,051	35.6%	$11,741	27.6%
Office	11,932	25.0	11,848	27.9
Industrial	10,124	21.2	10,124	23.8
Retail	2,227	4.7	2,227	5.2
Mixed use/Other	6,475	13.5	6,580	15.5
Total mortgage loans at amortized cost	$47,809	100.0%	$42,520	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$5,551	$8,404	$18,770	$32,725
3-4 internal grade	—	8,496	6,588	15,084
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$5,551	$16,900	$25,358	$47,809
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—
Commercial mortgage loans carrying value excludes accrued interest of $167. As of September 30, 2020, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2020, the Company had an allowance for mortgage loan losses of $76, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
September 30, 2020
Beginning balance, January 1, 2020	$72
Current-period provision for expected credit losses	4
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for mortgage loan losses, September 30, 2020	$76

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2020 and December 31, 2019 (net of reinsurance amounts):

	September 30, 2020	December 31, 2019
Gross liability for losses and loss settlement expenses at beginning of year	$1,421,754	$1,312,483
Ceded losses and loss settlement expenses	(68,536)	(57,094)
Net liability for losses and loss settlement expenses at beginning of year	$1,353,218	$1,255,389
Losses and loss settlement expenses incurred for claims occurring during
Current year	$656,207	$835,507
Prior years	(30,038)	(5,335)
Total incurred	$626,169	$830,172
Losses and loss settlement expense payments for claims occurring during
Current year	$263,898	$333,975
Prior years	330,190	398,368
Total paid	$594,088	$732,343
Net liability for losses and loss settlement expenses at end of year	$1,385,299	$1,353,218
Ceded loss and loss settlement expenses	169,784	68,536
Gross liability for losses and loss settlement expenses at end of period	$1,555,083	$1,421,754

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

Reserve Development

For the three-month period ended September 30, 2020, the majority of favorable development came from workers' compensation and commercial liability lines of business. This favorable development was partially offset by unfavorable development of commercial auto and reinsurance assumed lines. All other lines combined contributed a relatively modest amount of overall favorable development during this three-month period. For the nine-month period ended September 30, 2020 the majority of favorable development came from workers' compensation and commercial fire and allied lines of business. This favorable development was partially offset by unfavorable development of the assumed reinsurance and commercial auto lines of business. All other lines combined contributed a relatively modest amount of overall favorable development during this nine-month period.

For the three-month period ended September 30, 2019, the majority of favorable development came from workers'
compensation with a partial offset coming primarily from unfavorable development for commercial liability. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. The unfavorable development for commercial liability is due to paid losses and an increase in loss adjustment expenses. All other lines combined contributed additional overall favorable development during this three-month period. For the nine-month period ended September 30, 2019 the majority of favorable development came from workers' compensation, which was more than offset by unfavorable development for commercial liability. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims, which were more than sufficient to offset paid loss. Also, loss adjustment expense contributed favorable development with reductions in reserves more than sufficient to offset payments. The unfavorable development for commercial liability is due to paid losses and an increase in loss adjustment expenses.
All other lines combined contributed additional overall favorable development during this nine-month period.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2020	2019	2020	2019

Net periodic benefit cost
Service cost	$2,707	$1,997	$432	$456
Interest cost	2,066	2,080	253	319
Expected return on plan assets	(3,385)	(2,696)	—	—
Amortization of prior service credit	—	—	(2,021)	(2,221)
Amortization of net loss	979	901	94	224
Net periodic benefit cost	$2,367	$2,282	$(1,242)	$(1,222)

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2020	2019	2020	2019

Net periodic benefit cost
Service cost	$8,122	$5,991	$1,296	$1,368
Interest cost	6,199	6,240	760	956
Expected return on plan assets	(10,154)	(8,088)	—	—
Amortization of prior service credit	—	—	(6,063)	(6,463)
Amortization of net loss	2,936	2,703	282	671
Net periodic benefit cost	$7,103	$6,846	$(3,725)	$(3,468)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 that we expected to contribute $10,000 to the pension plan in 2020. For the nine-month period ended September 30, 2020, we contributed $10,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At September 30, 2020, there were 704,760 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the

Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2020	From Inception to September 30, 2020
Beginning balance	834,910	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(165,024)	(3,281,445)
Number of awards forfeited or expired	34,874	586,205
Ending balance	704,760	704,760
Number of option awards exercised	7,200	1,450,389
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	63,600	164,378

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At September 30, 2020, the Company had 160,135 authorized shares available for future issuance.
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

The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2020	From Inception to September 30, 2020
Beginning balance	34,863	300,000
Additional authorization	150,000	150,000
Number of awards granted	(24,728)	(313,868)
Number of awards forfeited or expired	—	24,003
Ending balance	160,135	160,135
Number of option awards exercised	14,183	133,275
Number of restricted stock awards vested	14,300	98,491

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $1,052 and $1,203, respectively. For the nine-month periods ended September 30, 2020 and 2019, we recognized stock-based compensation expense of $3,979 and $5,248, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.

As of September 30, 2020, we had $5,004 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2020 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2020	$1,060
2021	2,584
2022	1,056
2023	211
2024	82
2025	11
Total	$5,004
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

The components of basic and diluted earnings per share were as follows for the three-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(37,241)	$(37,241)	$(2,342)	$(2,342)
Weighted-average common shares outstanding	25,031,234	25,031,234	25,176,334	25,176,334
Add dilutive effect of restricted stock unit awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,031,234	25,031,234	25,176,334	25,176,334
Earnings (loss) per common share	$(1.49)	$(1.49)	$(0.09)	$(0.09)
Awards excluded from diluted earnings per share calculation(1)	—	820,124	—	63,897
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.
The components of basic and diluted earnings per share were as follows for the nine-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2020		2019
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(103,815)	$(103,815)	$37,983	$37,983
Weighted-average common shares outstanding	25,023,401	25,023,401	25,172,716	25,172,716
Add dilutive effect of restricted stock unit awards	—	—	—	249,605
Add dilutive effect of stock options	—	—	—	221,423
Weighted-average common shares outstanding	25,023,401	25,023,401	25,172,716	25,643,744
Earnings (loss) per common share	$(4.15)	$(4.15)	$1.51	$1.48
Awards excluded from diluted earnings per share calculation(1)	—	515,984	—	63,897
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
There was no outstanding balance on either the New Credit Agreement or the Previous Credit Agreement at September 30, 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, we did not incur any interest expense related to either credit facility. We were in compliance with all covenants of the New Credit Agreement at September 30, 2020.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2020	79,283	(32,433)	$46,850
Change in accumulated other comprehensive income before reclassifications	3,252	—	3,252
Reclassification adjustments from accumulated other comprehensive income (loss)	(43)	848	805
Balance as of September 30, 2020	$82,492	$(31,585)	$50,907
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2020	47,279	(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	35,223	—	35,223
Reclassification adjustments from accumulated other comprehensive income (loss)	(10)	2,542	2,532
Balance as of September 30, 2020	$82,492	$(31,585)	$50,907
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2020, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.
The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Components of lease expense:
Operating lease expense	$1,832	$1,910	$5,788	$5,730
Less sublease income	53	119	239	371
Net lease expense	1,779	1,791	5,549	5,359
Cash flows information related to leases:
Operating cash outflow from operating leases	1,796	1,812	5,265	5,420

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

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 48 states plus the District of Columbia and are represented by approximately 1,000 independent agencies.
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

As part of this agreement, Nationwide will offer contracts to all of our personal lines agents across the country, with the exception of agents in Louisiana and Florida. We are continuing to evaluate our strategic plan for the personal lines business in Louisiana and Florida.

Nationwide will provide replacement policies to most of our personal lines policyholders at the time of renewal. However, recently Nationwide has identified three categories of policies where they are refusing to offer replacement coverage directly. We remain in active discussions on that topic.

UFG’s entry into a renewal rights agreement with Nationwide was completed as part of our long-term strategic planning, allowing us to focus on the success of our core commercial lines business, which represented 94 percent of our business mix at the time of the agreement. It was not initiated as a result of market conditions from the COVID-19 pandemic.

The Company recognized other income of $6.3 million before tax during 2020 as a result of the personal lines renewal rights agreement with Nationwide Mutual Insurance Company.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2020, approximately 50.4 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

COVID-19

The spread of the COVID-19 virus, beginning in mid-March 2020, caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day-to-day life, financial markets and the economy in the United States. The Company, in response to the challenges presented by the COVID-19 pandemic, activated its pre-existing business continuity plans to respond to a pandemic in mid-March 2020. With the exception of our essential services employees, UFG has dispatched its staff to work remotely for the safety, health and well-being of our employees. We are fully operational, but have limited some non-essential travel. Our essential services employees are following recommended health and safety policies. We are and will continue to monitor the state and federal responses to the pandemic and, when appropriate, will adjust our operations in response. We are developing a return to workplace plan for our employees, but have not finalized plans as of the date of this report. Our return to workplace plan will be implemented at the appropriate time and in a way that is designed to ensure the health and safety of our employees.

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
Nearly all of the policies we have issued contain contract language that specifically excludes business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully scrutinize each claim and will afford coverage when appropriate. At this time, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which could impact our business, financial condition, results of operations and liquidity.

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to access our credit facility if needed, but we have not yet had the need to do so. See Part 1, Item 1, Note 8 "Credit Facility" for more information. We implemented state-mandated and optional payment leniency programs for our policyholders, all of which have expired as of September 30, 2020. As of September 30, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs. During the third quarter of 2020, management did not repurchase any shares of stock, and the share repurchase program has been suspended since mid-March 2020. Also, the Company maintained the same level of cash dividend payments of $0.33 per share during the third quarter of 2020 as were paid in each of the first and second quarters of 2020.

Stockholders' equity decreased to $820.3 million at September 30, 2020, from $910.5 million at December 31, 2019. This decrease was primarily attributed to a net loss of $103.8 million, shareholder dividends of $24.8 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $35.2 million, net of tax, during the nine months ended September 30, 2020.

Statutory capital and surplus decreased to $605.5 million at September 30, 2020, from $707.6 million at December 31, 2019. The decrease was primarily attributed to the change in the fair value of equity security investments. We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors, which the Company reviews on a monthly basis. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders in excess of their required levels at September 30, 2020.

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill is evaluated at the reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. As a result of the COVID-19 pandemic and its impact on equity markets and the economy, we performed a quantitative impairment assessment of our goodwill at September 30, 2020. As a result of this assessment, we recorded an impairment charge of $15.1 million on our remaining goodwill balance at September 30, 2020.

As of September 30, 2020, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of September 30, 2020, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The decline in equity markets in the first nine months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. During the three-month period ended September 30, 2020 we had a recovery in the fair value of equity securities of $22.0 million and a decrease in value of our investments in limited liability partnerships of $4.7 million from the values reported at June 30, 2020. Year-to-date in 2020 the decrease in the fair value of equity securities from December 31, 2019 was $38.9 million.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized an unrealized gain of $35.2 million, net of tax, at September 30, 2020 on its available-for-sale fixed maturity portfolio. In addition, we also adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of September 30, 2020. For more information on credit losses recognized in the three- and nine-month periods ended September 30, 2020, please refer to the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Ratios)	2020	2019	%	2020	2019	%
Revenues
Net premiums earned	$259,061	$274,942	(5.8)%	$791,519	$813,742	(2.7)%
Investment income, net of investment expenses	7,244	13,291	(45.5)	22,303	43,923	(49.2)
Net realized investment gains (losses)	15,212	9,822	54.9	(62,416)	50,126	(224.5)
Other income	604	—	NM	6,323	—	NM
Total revenues	$282,121	$298,055	(5.3)%	$757,729	$907,791	(16.5)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$234,693	$211,752	10.8%	$626,169	$596,001	5.1%
Amortization of deferred policy acquisition costs	52,095	54,828	(5.0)	158,440	161,842	(2.1)
Other underwriting expenses	35,470	36,003	(1.5)	114,020	104,370	9.2
Goodwill impairment	15,091	—	NM	15,091	—	NM
Total benefits, losses and expenses	$337,349	$302,583	11.5%	$913,720	$862,213	6.0%

Income (loss) before income taxes	$(55,228)	$(4,528)	NM	$(155,991)	$45,578	NM
Federal income tax expense (benefit)	(17,987)	(2,186)	NM	(52,176)	7,595	NM
Net income (loss)	$(37,241)	$(2,342)	NM	$(103,815)	$37,983	NM

GAAP Ratios:
Net loss ratio (without catastrophes)	69.2%	70.0%	(1.1)%	63.8%	67.8%	(5.9)%
Catastrophes - effect on net loss ratio	21.4	7.0	205.7	15.3	5.5	178.2
Net loss ratio(1)	90.6%	77.0%	17.7%	79.1%	73.3%	7.9%
Expense ratio(2)	33.8	33.0	2.4	34.4	32.7	5.2
Combined ratio(3)	124.4%	110.0%	13.1%	113.5%	106.0%	7.1%
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
(2) The expense ratio is calculated by dividing other underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.
NM = Not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2020:

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2020, the net loss was $37.2 million compared to a net loss of $2.3 million for the same period of 2019. In the three-month period ended September 30, 2020, the increase in the net loss was primarily due to an increase in losses and loss settlement expenses, namely from catastrophe losses, and decrease in net premiums earned.

For the nine-month period ended September 30, 2020, the net loss was $103.8 million compared to net income of $38.0 million for the same period of 2019. In the nine-month period ended September 30, 2020, the decrease in net income was primarily due to a decrease in the fair value of equity securities, a decrease in net investment income, a decrease in net premiums earned and increases in losses and loss settlement expenses.

Net premiums earned decreased 5.8 percent and 2.7 percent during the three- and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019. The decrease in both the three- and nine-month periods ended September 30, 2020 was primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business. Also, during the third quarter of 2020, we paid $9.0 million of reinstatement premium with our reinsurance program as a result of the August Midwest derecho catastrophe exceeding the reinsurance contract stated retention. The COVID-19 pandemic also impacted net premiums earned, but the impact was less significant than the impact from our commercial auto profitability initiatives in the three- and nine-month periods ended September 30, 2020. During 2020, the Company implemented state-mandated and optional payment leniency programs for our policyholders as a result of the COVID-19 pandemic. As of September 30, 2020, this has not significantly impacted cash flows or an increase in our allowance for doubtful accounts as a result of these programs. These payment modifications did not have a material impact on our financial condition, liquidity or capital position.

Net investment income was $7.2 million for the third quarter of 2020 as compared to net investment income of $13.3 million for the same period in 2019. Year-to date, net investment income was $22.3 million, compared to net investment income of $43.9 million for the same period in 2019. The decrease in net investment income in both periods in 2020 as compared to the same periods in 2019 was due to a combination of a decrease in the fair value of our investments in limited liability partnerships and an overall decrease in invested assets. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net realized investment gains of $15.2 million during the third quarter of 2020, compared to net realized investment gains of $9.8 million for the same period in 2019. Year-to-date, the Company recognized net realized investment losses of $62.4 million compared to net realized gains of $50.1 million in the same period in 2019. The change in the three- and nine-month periods ended September 30, 2020 as compared to the same periods in 2019 was primarily due to the change in the fair value of equity securities and net realized losses on sales of equity securities.

Losses and loss settlement expenses increased by 10.8 percentage points and by 5.1 percentage points during the three- and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019. The increase in losses and loss settlement expenses primarily was due to an increase in catastrophe losses as compared to the same period in 2019.

The GAAP combined ratio increased by 14.4 percentage points to 124.4 percent for the third quarter of 2020, compared to 110.0 percent in the same period in 2019. For the nine-month period ended September 30, 2020, the GAAP combined ratio increased 7.5 percentage points to 113.5 percent compared to 106.0 percent for the nine-month period ended September 30, 2019. The increase in the combined ratio was primarily driven by an increase in the net loss ratio.

The GAAP net loss ratio deteriorated 13.6 percentage points and 5.8 percentage points, respectively, during three- and nine-month periods ended September 30, 2020 as compared to the same periods in 2019. The increase in the net loss ratio was primarily due to an increase in catastrophe losses.

Pre-tax catastrophe losses in the third quarter of 2020 were higher when compared to third quarter of 2019, with catastrophe losses adding 21.4 percentage points to the combined ratio in 2020 as compared to 7.0 percentage points in 2019. During the third quarter of 2020, the Company incurred losses from 25 catastrophe events, with the most significant losses from the August Midwest derecho and Hurricane Laura. Our 10-year historical average for third quarter catastrophe losses is 8.9 percentage points added to the combined ratio. Year-to-date, catastrophe losses totaled $121.3 million ($3.83 per diluted share) compared to $44.9 million ($1.38 per diluted share) for the same period in 2019.

The expense ratio for the third quarter of 2020 was 33.8 percent compared to 33.0 percent for the third quarter in 2019. Year-to-date, the expense ratio was 34.4 percent compared to 32.7 percent in the same period in 2019. The increase in the expense ratio during the three- and nine-month periods ended September 30, 2020 as compared to the same periods in 2019 is primarily due to our continued investment in technology, including our multi-year Oasis project, an upgrade to our technology platform designed to enhance core underwriting decisions, selection of risks and productivity.

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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends, including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and, for long-tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, prudently conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2020 Development

The property and casualty insurance business experienced $6.3 million and $30.0 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2020, respectively. For the three-month period ended September 30, 2020, the majority of favorable development was from the combination of workers' compensation with $5.6 million favorable development and commercial liability with $5.5 million favorable development. Partially offsetting favorable development was commercial automobile with $2.2 million of unfavorable development and reinsurance assumed with $1.6 million of unfavorable development. The favorable development for workers' compensation was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The favorable development for commercial liability was due to the combination of both loss and loss adjustment expense where reserve reductions were more than sufficient to offset payments. The adverse development for commercial automobile was attributed to an increase in severity of losses with paid losses greater than the reductions of unpaid claim reserves, paid loss adjustment expense was more than offset by reductions of reserves for unpaid loss adjustment expense. All other lines of insurance, in total, contributed $1.0 million of unfavorable development during the third quarter of 2020.

For the nine-month period ended September 30, 2020 the majority of favorable development was from workers' compensation with $21.6 million favorable development, followed by commercial fire and allied lines which contributed $12.6 million of favorable development. Partially offsetting favorable development was reinsurance assumed with $4.4 million of unfavorable development and commercial automobile with $2.1 million of unfavorable development. The favorable development for workers' compensation was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The adverse development for reinsurance assumed was attributed to paid loss which was greater than the reductions of unpaid claim reserves. All other lines of insurance, in total, contributed $2.3 million of favorable development during the third quarter of 2020.

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

For the nine-month period ended September 30, 2019 the majority of favorable development was from workers'
compensation with $26.3 million favorable development, followed by fidelity and surety which was $3.1 million favorable. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims, which were more than sufficient to offset paid losses; loss adjustment expense also contributed favorable development with reductions in reserves more than sufficient to offset payments. The favorable development for fidelity and surety was from reductions in IBNR reserves, reductions in claim reserves and salvage recoveries. The favorable development was partially offset by unfavorable development for two lines, primarily from commercial liability which experienced $27.4 million of unfavorable development due to paid loss and loss adjustment expense. Commercial fire and allied lines also contributed $3.5 million of unfavorable development due to paid losses. All other lines of insurance, in total, contributed an additional $2.3 million of favorable year-to-date development.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2020, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2020			2019
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$78,302	$45,111	57.6%	$80,421	$50,656	63.0%
Fire and allied lines	59,267	52,436	88.5	61,628	49,628	80.5
Automobile	73,403	82,675	112.6	80,574	85,227	105.8
Workers' compensation	19,245	10,250	53.3	22,041	3,076	14.0
Fidelity and surety	7,356	(128)	(1.7)	6,755	1,437	21.3
Miscellaneous	378	78	20.6	428	63	14.7
Total commercial lines	$237,951	$190,422	80.0%	$251,847	$190,087	75.5%

Personal lines
Fire and allied lines	$5,144	$29,451	NM	$10,370	$13,469	129.9%
Automobile	7,055	8,322	118.0	7,870	6,946	88.3
Miscellaneous	295	(97)	(32.9)	312	(130)	(41.7)
Total personal lines	$12,494	$37,676	NM	$18,552	$20,285	109.3%
Reinsurance assumed	$8,616	$6,595	76.5%	$4,543	$1,380	30.4%
Total	$259,061	$234,693	90.6%	$274,942	$211,752	77.0%
NM = Not meaningful

Nine Months Ended September 30,	2020			2019
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$235,018	$135,748	57.8%	$238,300	$146,513	61.5%
Fire and allied lines	183,528	171,416	93.4	181,417	142,265	78.4
Automobile	225,103	205,994	91.5	234,280	225,564	96.3
Workers' compensation	57,873	24,205	41.8	66,537	18,399	27.7
Fidelity and surety	20,106	14	0.1	19,276	536	2.8
Miscellaneous	1,158	266	23.0	1,291	63	4.9
Total commercial lines	$722,786	$537,643	74.4%	$741,101	$533,340	72.0%

Personal lines
Fire and allied lines	$24,933	$55,372	222.1%	$30,892	$34,137	110.5%
Automobile	22,203	15,935	71.8	23,050	19,422	84.3
Miscellaneous	905	2,561	283.0	920	354	38.5
Total personal lines	$48,041	$73,868	153.8%	$54,862	$53,913	98.3%
Reinsurance assumed	$20,692	$14,658	70.8%	$17,779	$8,748	49.2%
Total	$791,519	$626,169	79.1%	$813,742	$596,001	73.3%

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Commercial fire and allied lines - The net loss ratio deteriorated 8.0 and 15.0 percentage points in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The deterioration in both periods is attributable to an increase in catastrophe losses.

•Workers compensation - The net loss ratio deteriorated 39.3 and 14.1 percentage points in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The deterioration is attributable to a few large claims. The current periods loss ratios are more in line with an average year vs. 2019 which had less than average losses.

•Fidelity and surety - The net loss ratio improved 23.0 and 2.7 percentage points in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The improvement is attributable to the absence of large single claims in 2020 vs. the presence of large claims in 2019.

•Personal fire and allied lines - The net loss ratio deteriorated significantly in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The deterioration in both periods is attributable to an increase in catastrophe losses.

•Personal automobile - The net loss ratio deteriorated 29.7 and improved 12.5 percentage points in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The quarterly deterioration was attributed to increased claims in 2020 vs. a decrease in 2019. The year-to-date improvement is attributable to continued attention to careful underwriting resulting in lower paid losses and loss adjustment expenses.

•Reinsurance assumed - The net loss ratio deteriorated in the three- and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The deterioration in both periods is due to an increase in loss reserves and assumed catastrophe losses in 2020 as compared to the same periods in 2019.

Financial Condition

Stockholders' equity decreased to $820.3 million at September 30, 2020, from $910.5 million at December 31, 2019. This decrease was primarily attributed to a net loss of $103.8 million, shareholder dividends of $24.8 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $35.2 million, net of tax, during the nine months ended September 30, 2020.

The Company's book value per share was $32.77, which is a decrease of $3.63 per share, or 10.0 percent from December 31, 2019. During the third quarter of 2020 we did not repurchase any shares of our common stock as we suspended share repurchases in mid-March. During the nine-month period ended September 30, 2020, 70,467 shares of common stock were repurchased for a total of $2.7 million. Under our share repurchase program, which is scheduled to expire on August 31, 2022, we were authorized to repurchase an additional 1,786,977 shares of our common stock as of September 30, 2020.

Investment Portfolio

Our invested assets totaled $2.0 billion at September 30, 2020, compared to $2.2 billion at December 31, 2019, a decrease of $113.6 million. At September 30, 2020, fixed maturity securities and equity securities made up 84.8 percent and 9.7 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at September 30, 2020 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,717,039	84.1%
Trading securities	14,811	0.7
Equity securities	198,791	9.7
Mortgage loans	47,733	2.3
Other long-term investments	62,903	3.2
Short-term investments	175	—
Total	$2,041,452	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

At both September 30, 2020 and December 31, 2019, we classified $1.7 billion, or 99.1 percent, and $1.7 billion, or 99.1 percent, respectively, of our fixed maturities portfolio as available-for-sale. We classify our remaining fixed maturities as trading. We record available-for-sale fixed maturity securities at fair value, with any changes in fair value recognized in accumulated other comprehensive income. We record trading securities, primarily convertible redeemable preferred debt securities, at fair value, with any changes in fair value recognized in earnings.

As of September 30, 2020 and December 31, 2019, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at September 30, 2020 and December 31, 2019. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2020		December 31, 2019
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$679,729	39.3%	$721,446	41.6%
AA	666,448	38.5	664,238	38.3
A	187,467	10.8	179,553	10.3
Baa/BBB	184,209	10.6	157,350	9.1
Other/Not Rated	13,997	0.8	12,276	0.7
	$1,731,850	100.0%	$1,734,863	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased by 45.5 percent and 49.2 percent, respectively, in the three- and nine-month periods ended September 30, 2020, compared with the same period of 2019.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2020, the change in value of our investments in limited liability partnerships resulted in investment losses of $4.7 million and $13.8 million, respectively, as compared to an investment loss $0.7 million and income of $1.9 million, respectively, in the same periods of 2019. This resulted in a decrease of $4.0 million and a decrease of $15.7 million, respectively, in investment income in the three- and nine-month periods ended September 30, 2020.

We had net realized investment gains of $15.2 million and net realized investment losses of $62.4 million, respectively, during the three- and nine-month periods ended September 30, 2020, as compared to net realized investment gains of $9.8 million and $50.1 million, respectively, in the same periods of 2019. The change in the fair value of equity securities resulted in gains of $22.0 million and losses of $38.9 million, respectively, during the three- and nine-month periods ended September 30, 2020 as compared to gains of $9.7 million and $46.8 million, respectively, in the same periods in 2019. The remaining change in net realized investment gains and losses is due to the sale of equity securities.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at September 30, 2020 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2020 and 2019:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2020	2019
Cash provided by (used in)
Operating activities	$(12,868)	$56,165
Investing activities	19,836	39,589
Financing activities	(28,086)	(30,500)
Net increase (decrease) in cash and cash equivalents	$(21,118)	$65,254
Our cash flows were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2020 and 2019 and we anticipate they will be sufficient to meet our future liquidity needs. Our year-to-date cash flows provided by operations were negative due to an increase in catastrophe losses. Although there was a net decrease in cash and cash equivalents during the nine-months ended September 30, 2020, the Company had a cash balance of $99.6 million at September 30, 2020, which is more than sufficient to meet future liquidity needs. We also have the ability to access our credit facility if needed, but we have not yet had the need to do so. See Note 8 "Credit Facility" for more information. During 2020, the Company implemented state-mandated and optional payment leniency programs for our policyholders as a result of the COVID-19 pandemic. As of September 30, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs. These payment modifications did not have a material impact on our financial condition, liquidity or capital position.
Operating Activities
Net cash flows in operations had outflows of $12.9 million and inflows of $56.2 million for the nine-month periods ended September 30, 2020 and 2019, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $416.4 million, or 24.0 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2020, our cash and cash equivalents included $54.6 million related to these money market accounts, compared to $9.3 million at December 31, 2019.
Net cash flows provided by investing activities were $19.8 million and $39.6 million for the nine-month periods ended September 30, 2020 and 2019, respectively. For the nine-month periods ended September 30, 2020 and 2019, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $261.7 million and $246.6 million, respectively.
Our cash outflows for investment purchases were $226.4 million for the nine-month period ended September 30, 2020, compared to $179.2 million for the same period of 2019.
Financing Activities
Net cash flows used in financing activities was $28.1 million for the nine-month period ended September 30, 2020 which decreased $2.4 million compared to $30.5 million used in the nine-month period ended September 30, 2019.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "New Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The New Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the New Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of September 30, 2020 and 2019, there were no balances outstanding under the New Credit Agreement or the Borrower's previous credit agreement (which matured on February 2, 2020). For the nine-month period ended September 30, 2020 and 2019, we did not incur any interest expense related to either credit facility. For further discussion of the New Credit Agreement and the Borrower's previous credit agreement, refer to Part I, Item 1, Note 8 "Credit Facility."
Dividends
Dividends paid to shareholders totaled $24.8 million and $24.4 million in the nine-month periods ended September 30, 2020 and 2019, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2020, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $40.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased 9.9 percent to $820.3 million at September 30, 2020, from $910.5 million at December 31, 2019. At September 30, 2020, the book value per share of our common stock was $32.77 compared to $36.40 at December 31, 2019. This decrease was primarily attributed to a net loss of $103.8 million, shareholder dividends of $24.8 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $35.2 million, net of tax, during the first nine months of 2020.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $10.3 million at September 30, 2020.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3 year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the 3 year lockup period is met. The fair value of the investment at September 30, 2020 was $24.0 million and there are no remaining capital contributions with this investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
ISO catastrophes	$54,878	$18,549	$121,089	$41,643
Non-ISO catastrophes (1)	483	743	172	3,284
Total catastrophes	$55,361	$19,292	$121,261	$44,927
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2020, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

Our primary market risks are exposure to changes in interest rates and equity prices, and we have limited exposure to foreign currency exchange rates.

The decline and volatility in equity markets in the first nine months of 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The COVID-19 pandemic presents new and emerging uncertainty to the financial markets. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 1A, Risk Factors, our Form 10-Q for this quarter ended March 31, 2020 filed with the SEC on May 6, 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2020 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2020:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2020 - 7/31/2020	—	$—	—	1,786,977
8/1/2020 - 8/31/2020	—	—	—	1,786,977
9/1/2020 - 9/30/2020	—	—	—	1,786,977
Total	—	$—	—	1,786,977
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of September 30, 2020, we remained authorized to repurchase 1,786,977 shares of common stock. During the third quarter of 2020 we did not repurchase any shares of our common stock as we suspended share repurchases in mid-March in the interim.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and nine-months ended September 30, 2020 and 2019; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and nine-months ended Sepember 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (unaudited) for the three- and nine-months ended September 30, 2020 and 2019; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

November 4, 2020	November 4, 2020
(Date)	(Date)