Form 10-K
period 2020-12-31
UNITED FIRE GROUP INC
filed 2021-02-26
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $0.7 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 24, 2021, 25,087,310 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 19, 2021.

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

PART I.
ITEM 1. BUSINESS
GENERAL DESCRIPTION
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are currently licensed as a property and casualty insurer in 49 states, plus the District of Columbia. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of eight subsidiaries: (1) Addison Insurance Company; (2) Lafayette Insurance Company; (3) United Fire & Indemnity Company; (4) Mercer Insurance Company; (5) Financial Pacific Insurance Company; (6) UFG Specialty Insurance Company; (7) United Real Estate Holdings LLC and (8) McIntyre Cedar UK Limited. Mercer Insurance Company owns 100 percent of two subsidiaries: (1) Franklin Insurance Company; and (2) Mercer Insurance Company of New Jersey, Inc. United Fire Lloyds is an affiliate of United Fire & Indemnity Company. McIntyre Cedar UK Limited owns 100 percent of McIntyre Cedar Corporate Member LLP.
Reportable Segments and Discontinued Operations
We have historically reported our operations in two business segments: property and casualty insurance and life insurance. On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, was considered held for sale and reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. For more information, refer to Note 17 "Discontinued Operations" contained in Part II, Item 8, "Financial Statements and Supplementary Data." Additionally, for a detailed discussion of our operating results by continuing operations and discontinued operations, refer to the "Results of Operations for the Years Ended December 31, 2020, 2019 and 2018" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

REVENUE GENERATING ACTIVITIES
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
Products and Competition
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $15.4 million in 2021, based on profitable business produced by the agencies in 2020. In 2020 for 2019 business, agencies received $19.6 million in profit-sharing payments and in 2019 for 2018 business, agencies received $21.4 million in payments.
Our competitive advantages include our commitment to:
•Strong agency relationships —
◦A stable workforce allows our agents to work with the same, highly-experienced personnel each day.
◦Our organization is relatively flat, allowing our agents to be close to the highest levels of management and ensuring that our agents will receive answers quickly to their questions.
•Exceptional service — our agents and policyholders always have the option to speak with a real person.
•Fair and prompt claims handling — we view claims as an opportunity to prove to our customers that they have chosen the right insurance company.
•Disciplined underwriting — we empower our underwriters with the knowledge and tools needed to make good decisions for the Company.
•Superior loss control services — our loss control representatives make multiple visits to businesses and job sites each year to ensure safety.
•Effective and efficient use of technology — we use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.

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
COMPLIANCE WITH GOVERNMENT REGULATION
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2020.

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
Statutory Accounting Rules
For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). However, state laws require us to calculate and report certain data according to statutory accounting rules as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.

Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2020, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty insurers are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. Our pooled property and casualty insurers have all received an "A" (Excellent) financial strength rating from A.M. Best. According to A.M. Best, companies rated "A" have "an excellent ability to meet their ongoing obligations to policyholders." A.M. Best revised the outlooks to negative from stable in December 2020.

A.M. Best also assigns issuer credit ratings based on a company's ability to repay its debts. All of our property and casualty insurers have received an issuer credit rating of "a" from A.M. Best. Beginning in 2012, our holding company parent was also rated by A.M. Best, receiving an issuer credit rating of "bbb."

HUMAN CAPITAL RESOURCES
Organization core values
Working together as one, we are always striving to deliver on our promises of employee success, policyholder protection, agent opportunity, shareholder value and community support. That is our mission. Its unified ideology guides every aspect of the way we conduct business at UFG.
Strategy for success
Our current strategic plan, “One UFG: Boldly Forward,” when combined with our mission, guides the day-to-day decision making of our employees, designed to create a sense of purpose and possibility at the Company within every employee. Ten performance-improving initiatives anchor the plan, each directly connected to how employees work together to help the organization grow and evolve in an ever-changing industry.
Diversity and inclusion
At UFG, we strive to promote a culture where all employees feel welcome to create their own personal and professional goals. Diversity, Equity and Inclusion ("DE&I") are intrinsic to UFG’s values. In 2020, leadership and advisory teams were chosen to design and implement initiatives to foster a diverse, equitable and inclusive environment—whether working from home or in the office.

		2020	2019	2018
Employee data
Workforce data	Headcount	1,165	1,185	1,183
	Average tenure in years	10.0	9.6	9.1
	Percent of women in workforce	55.1%	56.7%	57.4%
	Percent of minorities in workforce	12.4%	11.6%	10.8%
	Voluntary turnover rate	8.4%	8.6%	12.2%
Human rights	Equal employment opportunity policy	Y	Y	Y
	Equitable pay statement	N	N	N
	Human rights statement	N	N	N
Ethics	Anti-bribery & anti-corruption policy	N	N	N
	Code of business conduct & ethics	Y	Y	Y
	Whistleblowing & non-retaliation policy	Y	Y	Y

Fulfilling careers; health, safety and wellness; compensation and benefits; talent development
At UFG, health, wellness and education are core cultural values. Employee success is part of our mission. That is why we support continuing education for employees. Our investment in employee health and well-being is built on our foundation of helping people enhance their lives. UFG is dedicated to proactively promoting work-life balance for all employees that respects a variety of values and lifestyles. Employees are encouraged to meet with their managers to develop a flexible work schedule that suits their needs outside of work.
Our commitment to advancing the mental and physical health of our people includes:
•U Fit Wellness Center - located on-site at corporate headquarters. We are proud to have built our own state-of-the-art fitness center in 2017. We are also proud to have a full-time fitness and wellness coordinator on staff. The coordinator provides one-on-one coaching, customized wellness plans and group fitness and wellness classes for all skill levels.

•Empowering employees to make healthy decisions:
◦Fitness classes - We offer a variety of group classes including barre, yoga, resistance training, cycling (spin), high-intensity interval training (HIIT), tabata, dance, kickboxing and boot camps. To mesh our passion for community with wellness, we’ve also held multiple physical activity fundraisers.
◦A wellness reward system - 84% of our employees are enrolled in our third-party wellness management program designed to cultivate good lifestyle habits. This program also provides monetary incentives based on physical activity and premium credits on health insurance when employees reach certain thresholds.
◦Wellness to-go - Our employees have engaged with our third-party virtual fitness program for more than 30,000 minutes in the past year. It provides on-demand classes, workout plans and fitness assessments anywhere, anytime. It’s also a great way for employees to take a workout class any time that works best for them.

Sustainability
As UFG continues to grow, we must recognize our impact on the environment. In addition to ensuring our facilities are operating responsibly, we believe our partnerships and coverages play a role in conservation and offsetting our footprint. As a whole, we look at what we can do to engage in both sustainable and responsible business practices.
UFG is honored to have been appointed the insurance provider for members of the state Iowa Land Improvement Contractors Association ("LICA") insurance program. This organization, which is known for its mission of professional conservation of soil and water, as well as best practices in the construction and protection of cities, farms, ranches and rural areas where we live and work, has worked with UFG to develop a program that is customized to this targeted group of insureds. Our program, in partnership with Prins Insurance, is specifically designed for LICA contractors and includes professional risk control services, safety group dividends based on the performance of the group, specialty pricing, and the broadened coverages needed when working to conserve our soil and water.
At the core of our business is the insurance coverage we provide. We offer a variety of basic and more advanced policies tailored for the needs of our insureds. Product innovation, especially as it relates to social responsibility, continues to play a big part in our goal to offer simple solutions for complex times.
UFG offers liability coverage for a covered job site pollution event. This coverage is also available through our business owners property endorsement with varying levels of protection.
UFG’s pollutant redefined endorsement broadens our commercial general liability policy, providing coverage for carbon monoxide poisoning due to faulty workmanship.
In addition to establishing a UFG Green Team dedicated to sustainability practices, the facilities team is active in reducing our environmental footprint. Here are a few ways they’re generating less impact:
•Use of low VOC paint, LED light fixtures and sustainable cleaning products.
•Partner with flooring vendors that manufacture products with low environmental impact.
•Utilize architectural wall systems instead of drywall.
•Use of electrostatic disinfection cleaning — a cutting-edge cleaning technique — to our corporate office. This technique greatly reduces the spread of viruses in high-traffic areas.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	59	President and Chief Executive Officer
Michael T. Wilkins	57	Executive Vice President and Chief Operating Officer
Dawn M. Jaffray	54	Executive Vice President and Chief Financial Officer
Robert F. Cataldo	50	Vice President and Chief Investment and Strategy Officer
Neal R. Scharmer	64	Vice President, General Counsel and Corporate Secretary

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
Robert F. Cataldo became our Vice President and Chief Investment and Strategy Officer of UFG in 2020, serving the company since 2011. Mr. Cataldo joined UFG as a Senior Portfolio Manager in 2011. In 2015, he was promoted to Assistant Vice President & Senior Portfolio Manager. In 2018, Robert was named Vice President and Strategy Officer for UFG.
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
Risks Relating to Our Business
Our business, financial condition, results of operations and liquidity may continue to be negatively impacted by the coronavirus (COVID-19) pandemic.
On January 30, 2020, the World Health Organization declared a global emergency with respect to the COVID-19 outbreak. Several countries, including the United States, as well as several states within the United States, have initiated travel restrictions and other limitations that have impacted individuals and businesses worldwide. We are closely monitoring developments related to the COVID-19 pandemic to continually assess its impact on our business. The effects of the COVID-19 pandemic continue to evolve and have the potential to further materially impact our business, results of operations, financial condition, liquidity, capital position, the value of the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums on a timely basis or the requirement to return premiums to policyholders. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the availability, adoption and effectiveness of a vaccine, the length of time it takes for normal economic and operating conditions to resume, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to this COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which will impact our business, financial condition, results of operations or liquidity. To the extent we experience adverse effects from the COVID-19 pandemic, it may also have the effect of heightening many of the other risks described in this report.
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
The process of estimating claims and claims adjustment expense reserves involves a high degree of judgment. These estimates are based on historical data and the impact of various factors such as: (1) actuarial and statistical projections of the cost of settlement and administration of claims reflecting facts and circumstances then known; (2) historical claims information and loss emergence patterns; (3) assessments of currently available data; (4) estimates of future trends in claims severity and frequency; (5) judicial theories of liability; (6) economic factors such as inflation; (7) estimates and assumptions regarding social, judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions; and (8) the level of insurance fraud.
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
The following states provided 50.4 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2020: Texas (18.1 percent), California (11.9 percent), Iowa (8.6 percent), Missouri (6.8 percent) and New Jersey (5.0 percent).
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
We are subject to certain effects of emerging or potential claims and coverage issues that arise as industry practices and legal, judicial, social, economic and other environmental conditions change, including unexpected and unintended issues related to claims and coverage. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Examples of these issues include: (1) judicial expansion of policy coverage and the impact of new theories of liability; (2) an increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices; (3) medical developments that link health issues to particular causes, resulting in liability or workers' compensation (for example, cumulative trauma); (4) claims relating to unanticipated consequences of current or new technologies; (5) an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions; (6) claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and (7) adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.
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
We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks discussed as follows.
Credit Risk - The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (99.2% at December 31, 2020) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.
Interest Rate Risk - A significant portion of our investment portfolio (85.0 percent at December 31, 2020) consists of fixed income securities, primarily corporate and municipal bonds (63.2 percent at December 31, 2020). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income. Interest rates are highly sensitive to many factors beyond our control including general economic conditions, changes in governmental regulations and monetary policy, and national and international political conditions.
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
There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (41.2 percent at December 31, 2020) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.
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
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of determinable and indeterminable risks based on available information. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data; develop, test and apply appropriate pricing techniques; closely monitor and timely recognize changes in trends; and project both severity and frequency of losses with reasonable accuracy. We could underprice risks which would adversely affect our profit margins. Conversely, we could overprice risks which could reduce our sales volume and competitiveness. Our ability to undertake these efforts successfully, and to price our products accurately, is subject to a number of risks and uncertainties, including but not limited to: (1) the availability of sufficient reliable data and our ability to properly analyze available data; (2) market and competitive conditions; (3) changes in medical care expenses and restoration costs; (4) our selection and application of appropriate pricing techniques; and (5) changes in the regulatory market, applicable legal liability standards and in the civil litigation system generally.
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
In addition to exposure to credit risk related to our investment portfolio, we are exposed to credit risk in several other areas of our business operations, including from: (1) our reinsurers, who are obligated to us under our reinsurance agreements. See the risk factor titled "Market conditions may affect our access to and the cost of reinsurance and our reinsurers may not pay losses in a timely manner, or at all," for a discussion of the credit risk associated with our reinsurance program; (2) some of our independent agents, who collect premiums from policyholders on our behalf and are required to remit the collected premiums to us; (3) some of our policyholders, which may be significant; and (4) our surety insurance operations, where we guarantee to a third party that our bonded principal will satisfy certain performance obligations (for example, as in a construction contract) or certain financial obligations. If our policyholder defaults, we may suffer losses and be unable to be reimbursed by our policyholder.
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
Insurance is a highly regulated industry. We are subject to extensive supervision and regulation by the states in which we operate. As a public company, we are also subject to increased regulation at the federal level. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is, and will continue to be, critical to our success and ability to earn profits. Examples of regulations that pose particular risks to our ability to earn profits are discussed as follows.
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
Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA") was signed into law. TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2020, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year, and gradually increased the industry-wide retention to $37.5 billion per year. For further information about TRIPRA and its effect on our operations, refer to the information in the "Results of Operations for the Years Ended December 31, 2020, 2019

and 2018" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of the risk that we and our insurance company subsidiaries and affiliates underwrite, by transferring (or ceding) part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. These reinsurance arrangements diversify our business and reduce our exposure to large losses or from hazards of an unusual nature. As of December 31, 2020, we ceded premiums written of $88.3 million to our reinsurers.
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
The successful integration of any newly acquired businesses into our operations will require, among other things: (1) the timely receipt of any required regulatory approvals; (2) the retention and assimilation of their key management, sales and other personnel; (3) the coordination of their lines of insurance products and services; (4) the adaptation of their technology, information systems and other processes; and (5) the retention and transition of their customers.
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
Our Board of Directors is divided into three classes. At any annual meeting of our shareholders, our shareholders have the right to appoint approximately one-third of the directors on our Board of Directors. Consequently, it will take at least two annual shareholder meetings to effect a change in control of our Board of Directors.
Our articles of incorporation limit the rights of shareholders to call special shareholder meetings.
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
Our Board of Directors may fill vacancies on the Board of Directors.
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
General Risk Factors
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 269,000 square feet of office and building space. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2020 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 24, 2021, there were 710 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2020, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $66.8 million in dividend payments without prior regulatory approval.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/20 - 1/31/20	—	$—	—	1,857,444
2/1/20 - 2/28/20	30,248	40.93	30,248	1,827,196
3/1/20 - 3/31/20	40,219	37.38	40,219	1,786,977
4/1/20 - 4/30/20	—	—	—	1,786,977
5/1/20 - 5/31/20	—	—	—	1,786,977
6/1/20 - 6/30/20	—	—	—	1,786,977
7/1/20 - 7/31/20	—	—	—	1,786,977
8/1/20 - 8/31/20	—	—	—	1,786,977
9/1/20 - 9/30/20	—	—	—	1,786,977
10/1/20 - 10/31/20	—	—	—	1,786,977
11/1/20 - 11/30/20	—	—	—	1,786,977
12/1/20 - 12/31/20	—	—	—	1,786,977
Total	70,467		70,467
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of December 31, 2020, we remained authorized to repurchase 1,786,977 shares of common stock.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2015 through December 31, 2020, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2015 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
United Fire Group, Inc.	$100.00	$131.28	$124.77	$163.51	$132.64	$79.26
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 600 P&C Index	100.00	125.18	136.58	146.19	160.79	162.22
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

(In Thousands, Except Per Share Data)
As of and for the years Ended December 31	2020	2019	2018	2017	2016
Balance Sheet Data:
Total cash and investments - continuing operations	$2,237,165	$2,275,821	$2,138,577	$1,984,495	$1,860,978
Total assets
Continuing operations	3,069,678	3,013,472	2,816,698	2,597,297	2,449,140
Assets held for sale	—	—	—	1,586,134	1,605,618
Total assets	3,069,678	3,013,472	2,816,698	4,183,431	4,054,758
Losses and loss settlement expenses	1,578,131	1,421,754	1,312,483	1,224,183	1,123,896
Unearned premiums - continuing operations	464,845	505,162	492,918	465,391	443,802
Total liabilities
Continuing operations	2,244,529	2,103,000	1,928,323	1,862,923	1,722,651
Liabilities held for sale	—	—	—	1,347,135	1,390,223
Total liabilities	2,244,529	2,103,000	1,928,323	3,210,058	3,112,874
Net unrealized investment gains (loss), after tax	83,070	47,279	(9,323)	214,865	133,892
Repurchase of United Fire Group, Inc. common stock	(2,741)	(11,700)	(5,404)	(29,784)	(3,746)
Total stockholders' equity	825,149	910,472	888,375	973,373	941,884
Book value per share	32.93	36.40	35.40	39.06	37.04
Income Statement Data from Continuing Operations:
Revenues
Net premiums earned	$1,055,082	$1,086,972	$1,037,451	$997,492	$936,131
Investment income, net of investment expenses	39,670	60,414	52,894	51,190	55,284
Net realized investment gains (losses)	(32,395)	53,779	(20,179)	4,055	4,947
Other income	6,270	—	—	—	—
Revenues	1,068,627	1,201,165	1,070,166	1,052,737	996,362
Losses and loss settlement expenses	869,467	830,172	731,611	725,713	652,433
Amortization of deferred policy acquisition costs	210,252	216,699	206,232	207,746	202,892
Other underwriting expenses	143,332	137,415	141,473	103,628	83,540
Goodwill Impairment	15,091	—	—	—	—
Net income (loss)	(112,706)	14,820	2,255	44,870	49,918
Combined ratio(1)	115.9%	109.0%	104.0%	104.0%	100.3%
Income Statement Data from Discontinued Operations:
Net premiums earned	$—	$—	$13,003	$61,368	$87,270
Investment income	—	—	12,663	49,720	51,538
Revenues	—	—	24,755	115,713	140,585
Losses and loss settlement expenses	—	—	10,823	40,451	31,365
Increase in liability for future policy benefits	—	—	5,023	27,632	59,969
Other underwriting expenses	—	—	3,864	13,281	19,881
Interest on policyholders' accounts	—	—	4,499	18,525	20,079
Net income (loss)	—	—	(1,912)	6,153	786

Earnings Per Share Data:
Continuing operations:
Basic earnings (loss) per common share	$(4.50)	$0.59	$0.09	$1.79	$1.94
Diluted earnings (loss) per common share	(4.50)	0.58	0.09	1.75	1.90
Discontinued operations:
Basic earnings (loss) per common share	—	—	(0.08)	0.24	0.03
Diluted earnings (loss) per common share	—	—	(0.07)	0.24	0.03

Other Supplemental Data:
Cash dividends declared per common share(2)	$1.14	$1.30	$4.21	$1.09	$0.97
(1)The combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business.
(2)On August 20, 2018, a special dividend of $3.00 per share was paid to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with Part II, Item 6, "Selected Financial Data" and Part II, Item 8, "Financial Statements and Supplementary Data." Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

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

BUSINESS OVERVIEW
Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. and its consolidated insurance company subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 49 states plus the District of Columbia and are represented by approximately 1,000 independent agencies.
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

Reportable Segments

Prior to the announcement of the sale of our life insurance business, we have historically reported our operations in two business segments, each with a wide range of products:

•property and casualty insurance, which includes commercial lines insurance, personal lines insurance and assumed reinsurance; and

•life insurance, which includes deferred and immediate annuities, universal life products and traditional life (primarily single premium whole life) insurance products.

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

Geographic Concentration
Continuing Operations - Property and Casualty Insurance Business
For 2020, approximately 50.4 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and New Jersey.
In 2020, 2019 and 2018 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2020	2019	2018	2020	2019	2018
Texas	$192,841	$205,420	$193,953	18.1%	18.0%	17.4%
California	127,168	129,850	124,473	11.9	11.4	11.2
Iowa	91,176	96,052	98,128	8.6	8.4	8.8
Missouri	72,527	73,735	70,646	6.8	6.4	6.4
New Jersey	53,406	51,539	52,037	5.0	4.5	4.7
Colorado	46,394	54,907	56,152	4.4	4.8	5.1
Louisiana	45,168	46,827	44,007	4.2	4.1	4.0
Illinois	39,562	40,443	40,431	3.7	3.5	3.6
Minnesota	39,501	47,890	49,491	3.7	4.2	4.4
All Other States	357,575	396,709	382,385	33.6	34.7	34.4
Direct Statutory Premiums Written	$1,065,318	$1,143,372	$1,111,703	100.0%	100.0%	100.0%

Discontinued Operations - Life Insurance Business
Our life insurance subsidiary marketed its products primarily in the Midwest, East Coast and West. In 2020, 2019 and 2018 the direct statutory premiums written by our life insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2020	2019	2018	2020	2019	2018
Iowa	$—	$—	$9,951	—%	—%	31.3%
Wisconsin	—	—	3,578	—	—	11.3
Illinois	—	—	3,227	—	—	10.2
Nebraska	—	—	2,572	—	—	8.1
Minnesota	—	—	2,003	—	—	6.3
All Other States	—	—	10,432	—	—	32.8
Direct Statutory Premiums Written	$—	$—	$31,763	—%	—%	100.0%
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

COVID-19

The spread of the COVID-19 virus, beginning in mid-March 2020, caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day-to-day life, financial markets and the economy in the United States. The Company, in response to the challenges presented by the COVID-19 pandemic, activated its pre-existing business continuity plans to respond to a pandemic in mid-March 2020. With the exception of our essential services employees, UFG has dispatched its staff to work remotely for the safety, health and well-being of our employees. We are fully operational, but have limited some non-essential travel. Our essential services employees are following recommended health and safety policies. We are and will continue to monitor the state and federal responses to the pandemic and, when appropriate, will adjust our operations in response. We have a return to workplace plan for our employees. The plan will be implemented at the appropriate time and in a way that is designed to ensure the health and safety of our employees.

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

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See "Credit Facilities" in Part II, Item 8, Note 14 "Debt" for more information. We implemented state-mandated and optional payment leniency programs for our policyholders, all of which have expired as of December 31, 2020. As of December 31, 2020, we did not see a significant impact to cash flows or allowance for doubtful accounts as a result of these programs. During the fourth quarter of 2020, management did not repurchase any shares of stock, and the share repurchase program has been suspended since mid-March 2020. Also, the Company maintained the payment of quarterly cash dividends during 2020, with fourth quarter of 2020 marking the 211th consecutive quarter of paying dividends since March 1968.

Stockholders' equity decreased to $825.1 million at December 31, 2020, from $910.5 million at December 31, 2019. This decrease was primarily attributed to a net loss of $112.7 million, shareholder dividends of $28.5 million and share repurchases of $2.7 million, partially offset by an increase in net unrealized investment gains on fixed maturity securities of $35.8 million, net of tax, during 2020 and a decrease in our pension and post-retirement liabilities of $17.9 million, net of tax.

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. Goodwill is evaluated at the reporting unit level, for which we have one reporting unit level. Any impairment is charged to operations in the period that the impairment is identified. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15.1 million as of September 30, 2020 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios; and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

As of December 31, 2020, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of December 31, 2020, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.

The decline in certain sectors of the equity markets in 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. In 2020 the decrease in the fair value of equity securities from December 31, 2019 was $6.9 million.

The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized an unrealized gain of $35.8 million, net of tax, in 2020 on its available-for-sale fixed maturity portfolio.

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

	Years Ended December 31,
(In Thousands)	2020	2019	2018
ISO catastrophes	$141,425	$56,357	$46,757
Non-ISO catastrophes (1)	579	8,011	(64)
Total catastrophes	$142,004	$64,368	$46,693
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2020	2019
(In Thousands)	2020	2019	2018	vs. 2019	vs. 2018
Revenues
Net premiums earned	$1,055,082	$1,086,972	$1,037,451	(2.9)%	4.8%
Investment income, net of investment expenses	39,670	60,414	52,894	(34.3)	14.2
Net realized investment gains (losses)	(32,395)	53,779	(20,179)	NM	NM
Other income	6,270	—	—	NM	—
Total revenues	$1,068,627	$1,201,165	$1,070,166	(11.0)%	12.2%

Benefits, losses and expenses
Losses and loss settlement expenses	$869,467	$830,172	$731,611	4.7%	13.5%
Amortization of deferred policy acquisition costs	210,252	216,699	206,232	(3.0)	5.1
Other underwriting expenses	143,332	137,415	141,473	4.3	(2.9)
Goodwill impairment	15,091	—	—	NM	—
Total benefits, losses and expenses	$1,238,142	$1,184,286	$1,079,316	4.5%	9.7%

Income (loss) from continuing operations before income taxes	$(169,515)	$16,879	$(9,150)	NM	NM
Federal income tax expense (benefit)	(56,809)	2,059	(11,405)	NM	(118.1)%
Net income (loss) from continuing operations	$(112,706)	$14,820	$2,255	NM	NM
Income (loss) from discontinued operations, net of tax	—	—	(1,912)	NM	(100.0)%
Gain on sale of discontinued operations, net of tax	—	—	27,307	NM	(100.0)%
Net income (loss)	$(112,706)	$14,820	$27,650	NM	(46.4)%

GAAP Ratios:
Net loss ratio (without catastrophes)	68.9%	70.5%	66.0%	(2.3)%	6.8%
Catastrophes - effect on net loss ratio	13.5%	5.9%	4.5%	128.8%	31.1%
Net loss ratio(1)	82.4%	76.4%	70.5%	7.9%	8.4%
Expense ratio(2)	33.5%	32.6%	33.5%	2.8%	(2.7)%
Combined ratio(3)	115.9%	109.0%	104.0%	6.3%	4.8%
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

In 2020, the decrease in net income from continuing operations compared to 2019 was primarily due to a decrease in the fair value of equity securities, realized losses on sales of equity securities, increases in losses and loss settlement expenses, namely from catastrophe losses and an increase in severity of losses, decrease in net premiums earned, a decrease in net investment income and goodwill impairment.

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
Premiums from continuing operations
The following table shows our premiums written and earned from continuing operations for 2020, 2019 and 2018:

				% Change
(In Thousands)				2020	2019
Years ended December 31,	2020	2019	2018	vs. 2019	vs. 2018
Direct premiums written	$1,065,318	$1,143,372	$1,111,703	(6.8)%	2.8%
Assumed premiums written	34,371	27,869	16,761	23.3	66.3
Ceded premiums written	(88,339)	(74,511)	(66,800)	18.6	11.5
Net premiums written(1)	$1,011,350	$1,096,730	$1,061,664	(7.8)%	3.3%
Less: change in unearned premiums	40,317	(12,244)	(27,527)	NM	55.5
Less: change in prepaid reinsurance premiums	3,415	2,486	3,314	37.4	(25.0)
Net premiums earned	$1,055,082	$1,086,972	$1,037,451	(2.9)%	4.8%
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
Direct Premiums Written
Direct premiums written from continuing operations decreased $78.1 million in 2020 as compared to 2019 primarily due to our focus on improving profitability through non-renewal of underperforming accounts in our commercial auto line of business, sale of the renewal rights of our personal lines business to Nationwide and, to a lesser extent, a reduction due to the COVID-19 pandemic. Direct premiums written from continuing operations increased $31.7 million in 2019 as compared to 2018 primarily due to rate increases, premium audits and endorsements.
Assumed Premiums Written

Assumed premiums written increased $6.5 million in 2020 as compared to 2019 due to growth of our assumed book by the addition of new programs and cedant premium growth.

Assumed premiums written increased $11.1 million in 2019 as compared to 2018 due to an increase in cedant premium growth and additional program placements.
Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2020, we ceded 18.6 percent more premiums to reinsurers as a result of increased placement of facultative reinsurance, continued growth in managing general agency contracts and ceded reinstatement paid. For 2019, we ceded 11.5 percent more premiums to reinsurers as a result of continued growth in direct premiums written, facultative reinsurance and addition of new managing general agency contracts.
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
Catastrophe Losses
In 2020, our pre-tax catastrophe losses were $142.0 million, an increase of $77.6 million compared to $64.4 million in 2019 and an increase of $95.3 million as compared to $46.7 million in 2018. In 2020, our catastrophe losses included 60 catastrophes with the largest event being the August Midwest derecho. Catastrophe losses in 2020 added 13.5 percentage points to the combined ratio, which is above our historical 10-year average of 7.4 percentage points.
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
Catastrophe Reinsurance
In 2020, we exceeded our catastrophe reinsurance retention level of $20.0 million with the August Midwest derecho, causing widespread storms and high winds. The August Midwest derecho was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million. Total losses from this storm were $101.8 million with $81.8 million of reinsurance recoveries. In 2019 and 2018, we did not exceed our catastrophe reinsurance retention level of $20.0 million per event.
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
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2020:

Name of Reinsurer	A.M. Best	S&P Rating
Everest Reinsurance Company(2)	A+	A+
General Reinsurance Corporation(2)	A++	AA+
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
Munich Re(2)	A+	A-
Odyssey Re(2)	A	A-
Partner Re(1)(2)	A+	A+
QBE Reinsurance Corporation(1)	A	A+
SCOR Reinsurance Company(1)(2)	A+	AA-
Toa Re(1)	A	A+
Transatlantic Re(1)	A+	A+
(1)Primary reinsurers participating in the property and casualty excess of loss programs.
(2)Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.

Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA") is the fourth reauthorization of the law, which was previously reauthorized in 2005, 2007, and 2015. TRIRPA coverage is effective through December 31, 2027 and preserves the current industry loss trigger of $200 million per year, and gradually increased the industry-wide retention to $37.5 billion per year. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $200.0 million for 2020 and remains the same for 2021. Our TRIPRA deductible was $140.4 million for 2020 and our TRIPRA deductible is expected to be $139.8 million for 2021. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2020 Results
In 2020, our losses and loss settlement expenses were 4.7 percent higher than 2019 and our net loss ratio increased 6.0 points. The increase was primarily driven by an increase in the severity of losses from social inflation, an increase in catastrophe losses and prior accident year reserve strengthening. With the continued escalation of losses from social inflation, especially with commercial auto and auto liability losses industry wide we are focusing on continuing our strategic plan to reduce the size of our commercial auto book in 2021. By reducing commercial auto exposure units in underperforming accounts and growing more profitable lines of business such as excess and surplus, surety and assumed reinsurance, we intend to achieve a better balance in our portfolio. Catastrophe losses increased to $142.0 million in both our direct business and assumed reinsurance business as compared to $64.4 million in 2019.
2019 Results
In 2019, our losses and loss settlement expenses were 13.5 percent higher than 2018 and our net loss ratio increased
5.9 points. The increase was primarily driven by an increase in the severity of losses in commercial auto line of business, an increase in catastrophe losses and prior accident year reserve strengthening in our Gulf Coast region. Catastrophe losses increased to $64.4 million in both our direct business and assumed reinsurance business as compared to $46.7 million in 2018.
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

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, cautiously pessimistic case reserves, which we expect to result in some level of favorable development over the course of settlement.

2020 Development

The property and casualty insurance business experienced $17.7 million of favorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2020. Four lines contributed the majority of favorable development with the largest contribution coming from workers' compensation which had $25.4 million favorable development followed by commercial fire and allied lines which had $10.7 million favorable development. The two other lines which experienced favorable development were fidelity and surety with $2.1 million favorable development and personal automobile with $1.9 million favorable development. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to loss adjustment expense ("LAE") where reductions in reserves more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss; LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss; LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines with the largest contribution coming from commercial liability which experienced $12.8 million unfavorable development. The two other lines which experienced unfavorable development were reinsurance assumed with $6.4 million unfavorable development and commercial automobile with $4.0 million unfavorable development. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss; LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for the reinsurance assumed line of business was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts. The lines of business not mentioned individually above contributed an additional combined total of $0.8 million of favorable development.

2019 Development

The property and casualty insurance business experienced $5.3 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2019. Four lines contributed favorable development with the largest contribution coming from workers' compensation, which had $37.3 million favorable development. The three other lines that experienced favorable development were fidelity and surety with $3.1 million favorable development, commercial fire and allied lines with $2.3 million favorable development, and personal automobile with $1.2 million favorable development. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss; LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because reductions in claim reserves and salvage recoveries were more than sufficient to offset loss payments. Commercial fire and allied lines developed favorably due to paid LAE where reductions in reserves for unpaid LAE were more than sufficient to offset payments. Personal automobile developed favorably primarily due to paid LAE where reductions in reserves for unpaid LAE were more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from two lines with the largest contribution coming from commercial liability which experienced $35.0 million unfavorable development. The other line which experienced unfavorable development was commercial automobile with $3.4 million unfavorable development. Commercial liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Paid LAE also contributed to the unfavorable result in commercial liability. Commercial automobile experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts. The lines of business not mentioned individually above contributed an additional total of $0.2 million of unfavorable development in the aggregate.

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

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2020, 2019 and 2018:

Years ended December 31,	2020			2019			2018
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$316,098	$200,280	63.4%	$318,412	$205,695	64.6%	$311,931	$183,692	58.9%
Fire and allied lines	245,454	228,305	93.0	244,010	185,033	75.8	234,612	165,097	70.4
Automobile	296,444	290,891	98.1	314,755	332,740	105.7	284,274	271,248	95.4
Workers' compensation	75,953	29,463	38.8	87,376	25,784	29.5	95,203	57,601	60.5
Fidelity and surety	28,001	707	2.5	25,539	240	0.9	24,437	1,878	7.7
Other	1,530	261	17.1	1,710	105	6.1	1,728	449	26.0
Total commercial lines	$963,480	$749,907	77.8%	$991,802	$749,597	75.6%	$952,185	$679,965	71.4%

Personal lines
Fire and allied lines	$32,061	$66,815	208.4%	$41,195	$40,783	99.0%	$41,581	$32,959	79.3%
Automobile	27,976	21,535	77.0	30,882	26,920	87.2	29,247	25,016	85.5
Other	1,148	3,741	325.9	1,232	132	10.7	1,210	(213)	(17.6)
Total personal lines	$61,185	$92,091	150.5%	$73,309	$67,835	92.5%	$72,038	$57,762	80.2%
Reinsurance assumed	$30,417	$27,469	90.3%	$21,861	$12,740	58.3%	$13,228	$(6,116)	(46.2)%
Total	$1,055,082	$869,467	82.4%	$1,086,972	$830,172	76.4%	$1,037,451	$731,611	70.5%

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 77.8 percent in 2020 compared to 75.6 percent in 2019 and 71.4 percent in 2018. The net loss ratio in 2020 increased compared to 2019 primarily due to an increase in catastrophe losses. The net loss ratio in 2019 increased compared to 2018 with a deterioration in commercial auto and other liability lines of business from an increase in severity of commercial auto losses and auto related bodily injury claims. Also contributing to the deterioration in 2019 compared to 2018, was an increase in commercial fire and allied lines of business due to an increase in catastrophe losses.
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
Construction Defect Losses
Incurred losses from construction defect claims were $14.8 million in 2020 compared to $19.4 million and $15.9 million in 2019 and 2018, respectively. At December 31, 2020, we had $73.6 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 3,983 claims. In comparison, at December 31, 2019, we had reserves of $60.4 million, excluding IBNR reserves, consisting of 3,439 claims. Our West Coast region continue to be the origin of the majority of the construction defect claim activity.
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

The net loss ratio deteriorated 17.2 percentage points in 2020 compared to 2019. The deterioration was primarily due to an increase in catastrophe losses.
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
The net loss ratio improved 7.6 percentage points in 2020 compared to 2019. In both years, the loss ratio was at an elevated level due to the severity of losses from social inflation of bodily injury claims from prior accident years. In 2020, the improvement was from less prior accident year reserve strengthening than in 2019.
Workers' Compensation

We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The net loss ratio deteriorated 9.3 percentage points in 2020 compared to 2019. The deterioration is attributable to a few large claims in 2020. The current year loss ratios are more in line with an average year as compared to 2019 which had less than average losses.
Competitive market conditions continue in 2020 for workers' compensation business, putting downward pressure on rates. The challenges faced by workers' compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intention of increasing the quality of our workers' compensation book of business. We are currently using these modeling analytics to assist us in risk selection, and we will continue to evaluate the model results.
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

The net loss ratio deteriorated 1.6 percentage points in 2020 compared to 2019, however the loss ratio remained at a low level and is immaterial to overall losses.

Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio deteriorated 58.0 percentage points in 2020 compared to 2019. The deterioration is primarily attributable to our personal fire and allied line of business due to an increase in catastrophe losses. Also, net premiums earned decreased due to the renewal rights agreement for our personal lines business we entered into in May 2020, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020.
Assumed Reinsurance
Our assumed reinsurance is the business we choose to write by participating in programs insuring insurance companies. The net loss ratio deteriorated 32.0 percentage points in 2020 compared to 2019. The deterioration is attributable to strengthening reserves for incurred but not reported claim events.
Other Underwriting Expenses
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 33.5 percent, 32.6 percent and 33.5 percent for 2020, 2019, and 2018, respectively. The increase in the expense ratio in 2020 as compared to 2019 was primarily due to our continued investment in technology, including our multi-year Oasis project, an upgrade to our technology platform designed to enhance core underwriting decisions, selection of risks and productivity. The decrease in the expense ratio during in 2019 as compared to 2018 was primarily due to lower employee benefit accruals and expenses caused by post-retirement benefit plan amendments made at the end of 2018.

Discontinued Operations Results

	Years Ended December 31,			% Change
				2020	2019
(In Thousands)	2020	2019	2018	vs. 2019	vs. 2018
Revenues
Net premiums earned	$—	$—	$13,003	—%	(100.0)%
Investment income, net	—	—	12,663	—%	(100.0)%
Net realized investment gains (losses)	—	—	(1,057)	—%	(100.0)%
Other income	—	—	146	—%	(100.0)%
Total revenues	$—	$—	$24,755	—%	(100.0)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$—	$10,823	—%	(100.0)%
Increase in liability for future policy benefits	—	—	5,023	—%	(100.0)%
Amortization of deferred policy acquisition costs	—	—	1,895	—%	(100.0)%
Other underwriting expenses	—	—	3,864	—%	(100.0)%
Interest on policyholders' accounts	—	—	4,499	—%	(100.0)%
Total benefits, losses and expenses	$—	$—	$26,104	—%	(100.0)%

Income (loss) before income taxes	$—	$—	$(1,349)	—%	(100.0)%

The sale of our discontinued operations closed on March 30, 2018, and therefore income was only earned in the first quarter of 2018. For the year ended December 31, 2018, our discontinued operations had a loss before income taxes of $1.3 million.
Federal Income Taxes
We reported a federal income tax benefit on a consolidated basis of $56.8 million or 33.5 percent of pre-tax loss in 2020. In 2019, federal income tax expense on a consolidated basis was $2.1 million or 12.2 percent of pre-tax income and federal income tax benefit on a consolidated basis of $3.3 million or 13.5 percent of pre-tax income in 2018.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $18.6 million as the result of this Act.
Our effective tax rate was impacted by the The Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was enacted on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws including lowering the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Our effective federal tax rate varied from the statutory federal income tax expense rate in each year, due primarily to the impact of the provisions of the CARES Act.
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
As of December 31, 2020, we had no alternative minimum tax credit carryforwards.
INVESTMENTS
Investment Environment

Domestic and global capital markets weathered truly unprecedented adversity in 2020. The year began with projections for steady GDP growth and expectations of continued strength in labor and housing markets. In response, risk investors were rewarded as financial assets priced higher into February. By late February, however, the global economy could no longer ignore the health and economic risks posed by the novel coronavirus, COVID-19.
The ensuing sell-off was sharp. Over the past 30 years the S&P 500 Index has only produced double-digit negative weekly returns five times. Two of these weeks occurred during a four-week span from February through March of 2020. The week ended March 20, 2020 was the third worst weekly performance for the S&P 500 Index since its inception. Over the same period, the spread on investment grade corporate bonds more than tripled while interest rates plummeted. The selling became so widespread that even Treasuries began to lose stability. The price on the 10-year note surged in late February as rates dropped 70 basis points. Less than 10 days later, prices collapsed as rates reversed course and surged 70 basis points. Rates dropped precipitously again and began to stabilize after historic and decisive action taken by the Federal Reserve ("The Fed"). The Fed entered the market boldly in mid-March, activating multiple funding facilities, some for the first time ever, and pledging to buy certain financial assets with no limit, including corporate and municipal debt in either primary or secondary markets.
The Fed’s intervention, along with historic fiscal stimulus provided by the U.S. Treasury, proved powerful enough to restore confidence in the market. Risk asset prices stabilized and then retraced their March losses. The S&P 500 Index gained 11.7 percent in the fourth quarter to close the year up 16.3 percent. The UFG equity security portfolio, which is weighted more heavily in the financial sector, also partially recovered in the fourth quarter, recovering a portion of the losses recognized in the first three quarters of 2020. U.S. fixed income markets closed the year near all-time strength in nearly any dimension that can be measured. Treasury yields finished well inside of last year’s levels with short-term rates anchored close to zero.
Overall, the current investment environment is challenging with the U.S. equity market seeing stretched valuations only encountered a handful of times in history. Fixed income markets face a near zero-rate environment with no sign of relief on the horizon. We believe the global economy is in the process of recovering from recession. While successful vaccine developments have given us a line of sight to what many are predicting to be a strong second half of 2021, the long-term economic damage caused by COVID-19 has yet to be fully understood. With an increase in debt during the pandemic, companies around the globe are relying on an imminent recovery so as to avoid an avalanche of defaults. Our investment program is defensive in nature and designed to outperform during periods of market uncertainty.
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
Investment Portfolio
Our invested assets from continuing operations at December 31, 2020 totaled $2.1 billion, compared to $2.2 billion at December 31, 2019, a decrease of $5.9 million. At December 31, 2020, fixed maturity securities and equity securities comprised 85.0 percent and 9.6 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.
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

The composition of our investment portfolio at December 31, 2020 is presented at carrying value in the following table:

		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,825,438	85.0
Equity securities	206,685	9.6
Mortgage loans	47,614	2.2
Other long-term investments	69,305	3.2
Short-term investments	175	—
Total	$2,149,217	100.0%

At December 31, 2020, we classified $1.8 billion, or 100.0 percent, of our fixed maturities portfolio as available-for-sale, compared to $1.7 billion, or 99.1 percent, at December 31, 2019. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record fixed maturity trading securities, primarily convertible redeemable preferred debt securities, and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2020 and 2019, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios by credit rating at December 31, 2020 and 2019. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2020		December 31, 2019
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$817,142	44.8%	$721,446	41.6%
AA	639,011	35.0	664,238	38.3
A	182,011	10.0	179,553	10.3
Baa/BBB	172,078	9.4	157,350	9.1
Other/Not Rated	15,196	0.8	12,276	0.7
	$1,825,438	100.0%	$1,734,863	100.0%

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

The weighted average effective duration of our portfolio of fixed maturity securities was 3.4 years at December 31, 2020 compared to 4.2 years at December 31, 2019.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale
	Amortized	Fair
December 31, 2020	Cost	Value
Due in one year or less	$32,214	$32,467
Due after one year through five years	476,667	502,699
Due after five years through 10 years	400,277	431,271
Due after 10 years	475,442	515,226
Asset-backed securities	314	926
Mortgage-backed securities	20,305	20,577
Collateralized mortgage obligations	315,072	322,277
	$1,720,291	$1,825,443

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income decreased 34.3 percent in 2020, compared with the same period of 2019 and was primarily due to the change in the fair value of our investments in limited liability partnerships with an increase in the fourth quarter but a decrease for the full year 2020. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2020:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2020
Beginning balance, January 1, 2020	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	5
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, December 31, 2020	$5
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed-maturity securities at December 31, 2020 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized gains and losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Net Investment Income
In 2020, our investment income, net of investment expenses, decreased $20.7 million to $39.7 million as compared to 2019, primarily due to the change in the fair value of our investments in limited liability partnerships, a decrease in interest on fixed maturities and interest on cash and cash equivalents due to declining interest rates.
In 2019, our investment income for continuing operations, net of investment expenses, increased $7.5 million to $60.4 million as compared to 2018, primarily due to an increase in the value of our investments in limited liability partnerships resulting from the increase in the equity markets and an increase in invested assets in 2019 compared to 2018.

The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2020	2019	2018
Investment income from continuing operations:
Interest on fixed maturities	$46,478	$50,274	$51,356
Dividends on equity securities	6,368	7,842	7,731
Income on other long-term investments
Interest	1,890	3,115	8,383
Change in value (1)	(9,633)	1,114	(10,116)
Interest on mortgage loans	1,949	1,595	412
Interest on short-term investments	107	522	606
Interest on cash and cash equivalents	763	2,681	1,875
Other	205	252	307
Total investment income from continuing operations	$48,127	$67,395	$60,554
Less investment expenses	8,457	6,981	7,660
Net investment income from continuing operations	$39,670	$60,414	$52,894
Net investment income from discontinued operations	—	—	12,663
Net investment income	$39,670	$60,414	$65,557
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2020, 96.6 percent of our gross investment income from continuing operations originated from interest on fixed maturities, compared to 74.6 percent and 84.8 percent in 2019 and 2018, respectively.
The following table details our annualized yield on average invested assets from continuing operations for 2020 and 2019, and both continuing and discontinued operations for 2018, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2020	$2,169,220	$39,670	1.8%
2019	2,120,916	60,414	2.8%
2018	1,986,239	52,894	2.7%

Net Realized Investment Gains and Losses
The following table summarizes the components of our net realized investment gains or losses:

(In Thousands) Years Ended December 31,	2020	2019	2018
Net realized investment gains (losses) from continuing operations:
Net realized gains (losses):
Fixed maturities:
Available-for-sale	$1,787	$655	$(254)
Allowance for credit losses	(5)	—	—
Trading securities
Change in fair value	(3,314)	1,351	(296)
Sales	2,950	1,993	1,226
Equity securities
Change in fair value	(6,875)	51,231	(21,994)
Sales	(26,906)	725	1,702
Mortgage loans	(4)	(26)	(46)
Real Estate	(28)	(2,150)	$(517)
Total net realized investment gains (losses) from continuing operations	$(32,395)	$53,779	$(20,179)
Total net realized investment gains (losses) from discontinued operations	—	—	(1,057)
Total net realized investment gains (losses)	$(32,395)	$53,779	$(21,236)
Net Unrealized Investment Gains and Losses
As of December 31, 2020, net unrealized investment gains, after tax, totaled $83.1 million compared to unrealized gains of $47.3 million and unrealized losses of $9.3 million as of December 31, 2019 and 2018, respectively. The increase in net unrealized investment gains in 2020 was primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2020.
The increase in net unrealized investment gains in 2019 was primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2019. The decrease in net unrealized investment gains in 2018 was primarily the result of the cumulative change in accounting principles on recognizing the change in the value of equity securities in the income statement. The change in accounting principles required unrealized gains on equity securities of $191.2 million, after-tax, as of January 1, 2018, to be reclassified to retained earnings from accumulated other comprehensive income, both within shareholders equity. The remaining decrease is due to a decrease in the value of the fixed maturity portfolio due to rising interest rates.
The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2020	2019	2018
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$45,305	$71,648	$(57,475)
Deferred policy acquisition costs	—	—	7,274
Income tax effect	(9,514)	(15,046)	10,543
Cumulative change in accounting principles	—	—	(191,244)
Net unrealized investment depreciation of discontinued operations, sold	—	—	6,714
Total change in net unrealized investment gains (losses), net of tax	$35,791	$56,602	$(224,188)

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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2020. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2020	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$160,104	$154,907	$149,938	$145,176	$140,617
U.S. government agency	67,283	65,881	64,518	62,848	60,815
States, municipalities and political subdivisions
General obligations:
Midwest	86,254	84,076	81,980	79,949	77,515
Northeast	31,860	31,142	30,450	29,779	28,980
South	116,530	113,171	109,970	106,913	103,231
West	118,101	113,967	110,021	106,220	101,935
Special revenue:
Midwest	135,100	129,969	125,098	120,436	115,021
Northeast	67,178	64,041	61,076	58,251	54,975
South	247,779	236,949	226,706	216,790	205,165
West	151,929	145,491	139,399	133,572	126,357
Foreign bonds	31,382	30,500	29,602	28,707	27,850
Public utilities	91,622	87,431	83,502	79,802	76,299
Corporate bonds
Energy	27,749	26,507	25,336	24,227	23,172
Industrials	46,719	44,903	43,257	41,726	40,273
Consumer goods and services	54,210	52,338	50,567	48,883	47,278
Health care	8,329	7,941	7,576	7,230	6,902
Technology, media and telecommunications	47,761	44,503	41,636	39,092	36,817
Financial services	108,041	104,453	101,031	97,325	93,652
Mortgage backed securities	21,487	21,010	20,577	20,010	19,158
Collateralized mortgage obligations
Government national mortgage association	90,716	88,371	86,152	83,378	79,311
Federal home loan mortgage corporation	157,446	154,977	152,843	163,900	156,603
Federal national mortgage association	84,977	83,887	83,282	82,440	79,125
Asset-backed securities	926	926	926	926	926
Total Available-For-Sale Fixed Maturities	$1,953,483	$1,887,341	$1,825,443	$1,777,580	$1,701,977
Total Fixed Maturity Securities	$1,953,483	$1,887,341	$1,825,443	$1,777,580	$1,701,977
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
Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2020:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$186,017	$206,685	$227,354
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 99.5 percent and 99.6 percent were rated "A" or above, and 95.8 percent and 95.6 percent were rated "AA" or above at December 31, 2020 and 2019, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $9.7 million or 21.0 percent of our insured municipal securities at December 31, 2020, as compared to $11.7 million or 24.2 percent at December 31, 2019. Our five largest indirect exposures to financial guarantors accounted for 81.5 percent and 81.2 percent of our insured municipal securities at December 31, 2020 and 2019, respectively.

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

The following table displays a summary of cash sources and uses in 2020, 2019 and 2018 from continuing and discontinued operations:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2020	2019	2018
Cash provided by (used in)
Operating activities	$41,435	$93,752	$110,104
Investing activities	(92,871)	4,501	(19,204)
Financing activities	18,662	(41,985)	(115,188)
Net increase (decrease) in cash and cash equivalents	$(32,774)	$56,268	$(24,288)

In the Consolidated Statement of Cash Flows, cash flows from discontinued operations are shown in separate lines in each of the operating, investing and financing sections of the Cash Flow Statement. Our cash flows from continuing operations were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2020, 2019 and 2018 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed. See Note 14 "Debt" for more information. During 2020, the Company implemented state-mandated and optional payment leniency programs for our policyholders as a result of the COVID-19 pandemic. As of December 31, 2020, we did not see a significant impact to cash flows or an increase in our allowance for doubtful accounts as a result of these programs. These payment modifications did not have a material impact on our financial condition, liquidity or capital position.
Operating Activities
Net cash flows provided by operating activities totaled $41.4 million, $93.8 million and $110.1 million in 2020, 2019 and 2018, respectively. Our cash flows from operating activities were sufficient to meet our liquidity needs for 2020, 2019 and 2018.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.5 billion, or 26.6 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2020, our cash and cash equivalents included $24.8 million related to these money market accounts, compared to $9.3 million at December 31, 2019.
Net cash flows used by investing activities totaled $92.9 million in 2020 and provided in investing activities totaled $4.5 million and used by investing activities totaled $19.2 million in 2019 and 2018, respectively. In 2020, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments from continuing operations that totaled $376.2 million compared to $311.7 million and $263.8 million for the same period in 2019 and 2018, respectively. Our cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments from discontinued operations totaled $29.7 million in 2018.

Our cash outflows for investment purchases from continuing operations totaled $450.2 million in 2020, compared to $274.7 million and $540.4 million for the same period in 2019 and 2018, respectively. Our cash outflows for investment purchases from discontinued operations totaled $15.4 million in 2018.
Financing Activities
Net cash flows provided in financing activities totaled $18.7 million in 2020 and net cash flows used in financing activities from continuing operations totaled $42.0 million and $103.6 million in 2019 and 2018, respectively. The net cash flows provided in financing activities in 2020 is primarily from borrowings of long term debt of $50.0 million offset by the payment of cash dividends of $28.5 million. The higher net cash flows used in financing activities in 2018 was primarily due to the special cash dividend of $3.00 per share paid on August 20, 2018. Net cash flows used in financing activities from discontinued operations totaled $11.5 million in 2018 primarily due to net annuity withdrawals.
Dividends
Dividends paid to shareholders totaled $28.5 million, $32.7 million and $105.4 million in 2020, 2019 and 2018, respectively. The increase in dividends paid to shareholders in 2018 was primarily due to a special cash dividend of $3.00 per share paid to shareholders on August 20, 2018. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2020, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $66.8 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2020, 2019 and 2018, pursuant to authorization by our Board of Directors, we repurchased 70,467, 258,756, and 120,372 shares of our common stock, respectively, which used cash totaling $2.7 million in 2020, $11.7 million in 2019 and $5.4 million in 2018. At December 31, 2020, we were authorized to purchase an additional 1,786,977 shares of our common stock under our share repurchase program, which expires in August 2022.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 14 "Debt" contained in Part II, Item 8. As of December 31, 2020, we were in compliance with two of three financial covenants of the Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), as

administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"). We have received a waiver from the Lenders on the third financial covenant. We have the ability to draw on our credit facility if needed.
Stockholders' Equity
Stockholders' equity decreased 9.4 percent to $825.1 million at December 31, 2020, from $910.5 million at December 31, 2019. The decrease is primarily attributed to the net loss of $112.7 million, stockholder dividends of $28.5 million, share repurchases of $2.7 million, all offset by increase in net unrealized investment gains net of tax of $35.8 million and change in liability for employee benefit plans of $18.0 million. As of December 31, 2020, the book value per share of our common stock was $32.93, compared to $36.40 at December 31, 2019.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2020, all of our insurance companies had capital well in excess of required levels.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2020:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,578,131	$592,393	$545,167	$210,612	$229,959
Long term debt	113,753	3,188	6,376	6,376	97,813
Operating leases	20,619	6,889	8,237	3,033	2,460
Profit-sharing commissions	15,365	15,365
Pension plan contributions	10,000	10,000
Total	$1,737,868	$627,835	$559,780	$220,021	$330,232
Loss and Loss Settlement Expense Reserves
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to "Critical Accounting Policies — Losses and Loss Settlement Expenses" in this section for further discussion.
Long term debt
The Company executed a private placement debt transaction on December 15, 2020 between United Fire & Casualty Company, Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life and together with Federated Mutual, the "Note Purchasers").

UFG sold an aggregate $50.0 million of notes due 2040 to the Note Purchasers. One note with a principal amount of $35.0 million was issued to Federated Mutual and one note with a principal amount of $15.0 million was issued to Federated Life.

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an “Interest Payment Date”). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2020, interest expense totaled $133. Payment of interest is subject to approval by the Iowa Insurance Division.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 13 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2020, property and casualty agencies expect to receive profit-sharing payments of $15.4 million in 2021.
Pension Plan Payments
We estimate the pension contribution for 2021 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2021, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.

OFF BALANCE SHEET ARRANGEMENTS
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $8.5 at December 31, 2020.
In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2020 was $24.9 million and there are no remaining capital contributions with this investment.
These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $69.3 million, or 3.2% of our total invested assets, at December 31, 2020.

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
Fair Value Measurement
Information specific to the fair value measurement of our financial instruments and disclosures is incorporated by reference from Note 3 "Fair Value of Financial Instruments" contained in Part II, Item 8.
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2020 and 2019, our DAC asset was $87.1 million and $94.3 million, respectively.
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
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2020, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2020:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$1,453	$8,235	$16,530
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2020 was $1.5 million compared to the premium deficiency charge of $4.6 million calculated for the same period of 2019.
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,578.1 million and $1,421.8 million at December 31, 2020 and 2019, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $131.8 million for 2020 and $68.5 million for 2019. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2020, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$128,979	$20,736	$32,751	$182,466
Other liability	342,899	117,530	191,834	652,263
Automobile	304,962	85,745	82,734	473,441
Workers' compensation	145,132	4,000	24,425	173,557
Fidelity and surety	2,788	2,520	108	5,416
Miscellaneous	289	553	105	947
Total commercial lines	$925,049	$231,084	$331,957	$1,488,090
Personal lines
Automobile	$12,631	$1,095	$2,146	$15,872
Fire and allied lines	23,232	5,071	3,056	31,359
Miscellaneous	3,166	270	820	4,256
Total personal lines	$39,029	$6,436	$6,022	$51,487
Reinsurance assumed	15,504	22,920	130	38,554
Total	$979,582	$260,440	$338,109	$1,578,131
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
Incurred But Not Reported Reserves

On a quarterly basis, the Company's internal actuary performs a detailed analysis of IBNR reserves. This analysis uses various loss projection methods to provide several estimates of ultimate loss (or loss adjustment expense (LAE)) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our internal actuary to project loss settlement expenses are paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established for each individual year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. Results of these methods are usually averaged together to provide a final point estimate. Given that there are several inputs depending on the line of business, the methods may be averaged and modified based on changes known to management or trends in the market. IBNR estimates are derived by subtracting reported loss from the final point estimate loss.

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

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates from our boiler and machinery business which is 100 percent reinsured and from the Midwest August derecho catastrophe. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015 and increased to $2.5 million for 2016 through 2020.
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
As an example, if our loss and loss settlement expense reserves of $1,578.1 million as of December 31, 2020, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $157.8 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2020:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$43,118	$86,236

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables such as claim frequency and severity. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2020. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$12,874	$25,748

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$3,264	$6,529
In 2020, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2020 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2020, was $652.3 million and consisted of 5,895 claims, compared with $600.0 million, consisting of 6,461 claims at December 31, 2019. Of the $652.3 million total reserve for other liability claims, $154.9 million is identified as defense costs and $37.0 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2020, we had $73.6 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 3,983 claims. At December 31, 2019, our reserves, excluding IBNR reserves, totaled $60.4 million, which consisted of 3,439 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2020 and 2019, we had $2.5 million and $3.1 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
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

Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2020 was $173.6 million and consisted of 3,192 claims, compared with $182.5 million, consisting of 3,869 claims, at December 31, 2019.
Reserve Development

The following reserve development section should be read in conjunction with the "Results of Operations for the Years Ended December 31, 2020, 2019 and 2018" section of this Item 7.

In 2020, 2019 and 2018, we recognized a favorable development in our net reserves for prior accident years totaling $17.7 million, $5.3 million and $54.2 million, respectively.
The factors contributing to our year-to-year redundancy include: establishing reserves at their ultimate expected loss amount as soon as practicable after information becomes available, which produces, on average, cautiously pessimistic case reserves; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs; case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Results of Operations for the Years Ended December 31, 2020, 2019 and 2018" section in this Item 7.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(65,226)	$(32,613)	$32,613	$65,226
Workers' compensation	(17,356)	(8,678)	8,678	17,356
Automobile	(48,931)	(24,466)	24,466	48,931

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(13,150)	$(7,890)	$7,890	$13,150

Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2020 and 2019, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2021.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2020 and 2019 were $1,446.3 million and $1,353.2 million, respectively. In 2020 and 2019, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension and post-retirement benefit obligation at December 31, 2020, by $51.1 million and $5.9 million, respectively, while a 100 basis point increase in the rate would decrease the benefit obligation at December 31, 2020, by $39.8 million and $4.6 million, respectively.
In addition, for the post-retirement benefit plan, a 100 basis point decrease in the medical trend rate would decrease the post-retirement benefit obligation at December 31, 2020, by $4.5 million, while a 100 basis point increase in the medical trend rate would increase the benefit obligation at December 31, 2020, by $5.5 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2020, by $2.5 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.5 million, for the same period.

For the post-retirement benefit plan, a 100 basis point increase in our estimated medical trend rate would increase the benefit expense for the year ended December 31, 2020, by $0.6 million, while a 100 basis point decrease in the rate would decrease benefit expense by $0.5 million, for the same period.
Goodwill
As described in Part II, Item 8, Note 15 "Intangible Assets," the Company performed a quantitative impairment analysis on its one reporting unit and recognized an impairment charge of $15.1 million for the year ended December 31, 2020. The Company tests goodwill for impairment annually, during the third quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit. The impairment was based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to the current year weather related catastrophes; and (ii) the fair value of our stock trading significantly below book value.

The Company's quantitative goodwill impairment test involved estimating the fair value of the Company, which was sensitive to significant assumptions, such as forecasted revenues and loss and loss settlement expenses, discount rate, and terminal growth rate which are used in the income approach and comparable publicly traded companies and estimated valuation multiples which are used in the market approach.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2020 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2020	2019

Assets
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,720,291 in 2020 and $1,659,760 in 2019; allowance for credit losses $5 in 2020 and $— in 2019)	$1,825,438	$1,719,607
Trading securities, at fair value (amortized cost $— in 2020 and $11,941 in 2019)	—	15,256
Equity securities, at fair value (cost $49,085 in 2020 and $67,529 in 2019)	206,685	299,203
Mortgage loans	47,690	42,520
Less: allowance for mortgage loan losses	76	72
Mortgage loans, net	47,614	42,448
Other long-term investments	69,305	78,410
Short-term investments	175	175
	2,149,217	2,155,099
Cash and cash equivalents	87,948	120,722
Accrued investment income	14,615	15,182
Premiums receivable (net of allowance for doubtful accounts of $687 in 2020 and $1,239 in 2019)	317,292	357,632
Deferred policy acquisition costs	87,094	94,292
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $55,141 in 2020 and $50,183 in 2019)	129,874	116,989
Reinsurance receivables and recoverables (net of allowance for credit losses of $190 in 2020 and $— in 2019)	160,540	72,369
Prepaid reinsurance premiums	12,965	9,550
Income taxes receivable	66,194	19,190
Goodwill and net intangible assets	6,743	22,542
Other assets	37,196	29,905
Total assets	$3,069,678	$3,013,472
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,578,131	$1,421,754
Unearned premiums	464,845	505,162
Accrued expenses and other liabilities	126,624	155,498
Deferred tax liability	24,929	20,586
Long term debt	50,000	—
Total liabilities	$2,244,529	$2,103,000
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,055,479 and 25,015,963 shares issued and outstanding in 2020 and 2019, respectively	$25	$25
Additional paid-in capital	202,359	200,179
Retained earnings	555,854	697,116
Accumulated other comprehensive income, net of tax	66,911	13,152
Total stockholders' equity	$825,149	$910,472
Total liabilities and stockholders' equity	$3,069,678	$3,013,472
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2020	2019	2018

Revenues
Net premiums earned	$1,055,082	$1,086,972	$1,037,451
Investment income, net of investment expenses	39,670	60,414	52,894
Net realized investment gains (losses) (includes reclassifications for net unrealized gains on available-for-sale securities of $1,750 in 2020; $(1,521) in 2019; and $(784) in 2018 previously included in accumulated other comprehensive income)	(32,395)	53,779	(20,179)
Other income	6,270	—	—
Total revenues	$1,068,627	$1,201,165	$1,070,166

Benefits, losses and expenses
Losses and loss settlement expenses	$869,467	$830,172	$731,611
Amortization of deferred policy acquisition costs	210,252	216,699	206,232
Other underwriting expenses (includes reclassifications for employee benefit costs of $(4,289) in 2020; $(4,497) in 2019; and $(6,642) in 2018 previously included in accumulated other comprehensive income)	143,332	137,415	141,473
Goodwill impairment	15,091	—	—
Total benefits, losses and expenses	$1,238,142	$1,184,286	$1,079,316

Income (loss) from continuing operations before income taxes	$(169,515)	$16,879	$(9,150)
Federal income tax expense (benefit) (includes reclassifications of $534 in 2020; $1,263 in 2019; and $1,559 in 2018 previously included in accumulated other comprehensive income)	(56,809)	2,059	(11,405)
Net income (loss) from continuing operations	$(112,706)	$14,820	$2,255
Income (loss) from discontinued operations, net of taxes	—	—	(1,912)
Gain on sale of discontinued operations, net of taxes	—	—	27,307
Net income (loss)	$(112,706)	$14,820	$27,650

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$47,054	$70,127	$(50,985)
Change in liability for underfunded employee benefit plans	18,456	(20,924)	25,513
Other comprehensive income (loss), before tax and reclassification adjustments	65,510	49,203	(25,472)
Income tax effect	(13,757)	(10,334)	5,349
Other comprehensive income (loss), after tax, before reclassification adjustments	51,753	38,869	(20,123)
Reclassification adjustment for net realized (gains) losses included in income	(1,750)	1,521	784
Reclassification adjustment for employee benefit costs included in expense	4,289	4,497	6,642
Total reclassification adjustments, before tax	2,539	6,018	7,426
Income tax effect	(534)	(1,263)	(1,559)
Total reclassification adjustments, after tax	2,005	4,755	5,867
Comprehensive income (loss)	$(58,948)	$58,444	$13,394

Weighted average common shares outstanding	25,027,358	25,138,039	25,006,211
Earnings (loss) per common share from continuing operations:
Basic	$(4.50)	$0.59	$0.09
Diluted	(4.50)	0.58	0.09
Earnings (loss) per common share:
Basic	$(4.50)	$0.59	$1.11
Diluted	(4.50)	0.58	1.08

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2018	24,916,806	$25	$196,334	$608,700	$168,314	$973,373
Net income	—	—	—	27,650	—	27,650
Shares repurchased	(120,372)	—	(5,404)	—	—	(5,404)
Stock based compensation	300,974	—	7,171	—	—	7,171
Dividends on common stock ($4.21 per share)	—	—	—	(105,408)	—	(105,408)
Change in net unrealized investment appreciation(1)	—	—	—	—	(32,944)	(32,944)
Net unrealized investment depreciation of discontinued operations, sold				(6,714)		(6,714)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	25,402	25,402
Cumulative effect of change in accounting principle	—	—	—	191,244	(191,244)	—
Compensation expense and related tax benefit for stock-based award grants	—	—	5,249	—	—	5,249
Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	$—	$—	$14,820	$—	$14,820
Shares repurchased	(258,756)	—	(11,700)	—	—	(11,700)
Stock based compensation	177,311	—	2,377	—	—	2,377
Dividends on common stock ($1.30 per share)	—	—		(32,662)	—	(32,662)
Change in net unrealized investment appreciation(1)	—	—	—	—	56,602	56,602
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(12,978)	(12,978)
Cumulative effect of change in accounting principle	—	—	—	(514)	—	(514)
Compensation expense and related tax benefit for stock-based award grants	—	—	6,152	—	—	6,152
Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net loss	—	$—	$—	$(112,706)	$—	$(112,706)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	109,983	—	(71)	—	—	(71)
Dividends on common stock ($1.14 per share)	—	—	—	(28,526)	—	(28,526)
Change in net unrealized investment appreciation(1)	—	—	—	—	35,791	35,791
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	17,968	17,968
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Compensation expense and related tax benefit for stock-based award grants	—	—	4,992	—	—	4,992
Balance, December 31, 2020	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(112,706)	$14,820	$27,650
Less net income (loss) from discontinued operations, net of taxes	—	—	(1,912)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	10,444	9,372	8,788
Depreciation and amortization	6,656	11,191	5,174
Goodwill impairment	15,091	—	—
Stock-based compensation expense	4,992	6,152	5,249
Net realized investment (gains) losses	32,395	(53,779)	20,179
Net cash flows from trading investments	72,753	1,415	22,514
Deferred income tax benefit	(17,468)	10,148	(16,220)
Changes in:
Accrued investment income	567	592	(1,933)
Premiums receivable	40,340	(10,807)	(18,312)
Deferred policy acquisition costs	7,198	(1,496)	(4,694)
Reinsurance receivables	(88,171)	(11,032)	1,857
Prepaid reinsurance premiums	(3,415)	(2,487)	(3,314)
Income taxes receivable	(47,004)	(4,155)	(9,004)
Other assets	(7,291)	(11,972)	(1,524)
Losses, claims and loss settlement expenses	156,377	109,271	88,300
Unearned premiums	(40,317)	12,244	27,527
Accrued expenses and other liabilities	(6,129)	15,659	(12,319)
Deferred income taxes	7,521	(110)	(10,746)
Other, net	9,602	(1,274)	9,847
Cash from operating activities - continuing operations	154,141	78,932	111,369
Cash from operating activities - discontinued operations	—	—	4,024
Cash from operating activities - gain on sale of discontinued operations	—	—	(34,851)
Total adjustments	$154,141	$78,932	$80,542
Net cash provided by operating activities	$41,435	$93,752	$110,104
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$50,744	$41,760	$132,250
Proceeds from call and maturity of available-for-sale investments	318,981	265,515	122,250
Proceeds from short-term and other investments	6,494	4,397	9,303
Proceeds from sale of discontinued operations	—	—	276,055
Purchase of available-for-sale investments	(438,035)	(213,437)	(507,380)
Purchase of mortgage loans	(5,564)	(16,933)	(25,853)
Purchase of short-term and other investments	(6,629)	(44,375)	(7,119)
Net purchases and sales of property and equipment	(18,862)	(32,426)	(33,053)
Cash from investing activities - continuing operations	(92,871)	4,501	(33,547)
Cash from investing activities - discontinued operations	—	—	14,343
Net cash provided by (used in) investing activities	$(92,871)	$4,501	$(19,204)
Cash Flows From Financing Activities
Borrowings of long-term debt	$50,000	$—	$—
Payment of cash dividends	(28,526)	(32,662)	(105,408)
Repurchase of common stock	(2,741)	(11,700)	(5,404)
Issuance of common stock	(71)	2,377	7,171
Cash from financing activities - continued operations	18,662	(41,985)	(103,641)
Cash from financing activities - discontinued operations	—	—	(11,547)
Net cash provided by (used in) financing activities	$18,662	$(41,985)	$(115,188)
Net Change in Cash and Cash Equivalents	$(32,774)	$56,268	$(24,288)
Less: decrease in cash and cash equivalents - discontinued operations	—	—	(6,820)
Net increase (decrease) in cash and cash equivalents - continuing operations	(32,774)	56,268	(31,108)
Cash and Cash Equivalents at Beginning of Year - Continuing Operations	120,722	64,454	95,562
Cash and Cash Equivalents at End of Year - Continuing Operations	$87,948	$120,722	$64,454
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as a property and casualty insurer in 49 states, plus the District of Columbia.
Discontinued Operations
On September 18, 2017, the Company signed a definitive agreement to sell its subsidiary, United Life Insurance Company ("United Life"), to Kuvare US Holdings, Inc. ("Kuvare") and on March 30, 2018, the sale closed. As a result, our life insurance business, previously a separate segment, has been reported as discontinued operations in the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows for the twelve month period ended December 31, 2018 in this Form 10-K. Subsequent to the announcement of this sale, our continuing operations were reported as one business segment. All current and prior periods reflected in this Form 10-K have been presented as continuing and discontinued operations, unless otherwise noted. For more information, refer to Note 17 "Discontinued Operations."
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings, LLC, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company, Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc, McIntyre Cedar UK Limited. Mercer Insurance Company and McIntyre Cedar Corporate Member LLP.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; goodwill impairment; losses and loss settlement expenses; and pension and post-retirement benefit obligations.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2020 to be ordinary, routine and incidental to our business.
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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Included in investments at December 31, 2020 and 2019, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $21,628 and $20,816 respectively.
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
In 2020, 2019, and 2018, we made cash payments for income taxes of $138, $1,575 and $29,071, respectively. In 2020, we did not receive a federal tax refund. We received federal tax refunds of $5,401 and $1,503 in 2019 and 2018, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. We made no interest payments in 2020, 2019 and 2018. These payments exclude interest credited to policyholders' accounts.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC that are reported in the accompanying Consolidated Financial Statements.

Continuing Operations - Property and Casualty Insurance	2020	2019	2018
Recorded asset at beginning of year	$94,292	$92,796	$88,102
Underwriting costs deferred	203,054	218,195	210,926
Amortization of deferred policy acquisition costs	(210,252)	(216,699)	(206,232)
Recorded asset at end of year	$87,094	$94,292	$92,796

Discontinued Operations - Life Insurance
Recorded asset at beginning of year	$—	$—	$71,151
Underwriting costs deferred	—	—	1,376
Amortization of deferred policy acquisition costs	—	—	(1,895)
	$—	$—	$70,632
Change in "shadow" deferred policy acquisition costs	—	—	7,274
Sale of discontinued operations	—	—	(77,906)
Recorded asset at end of year	$—	$—	$—

Total
Recorded asset at beginning of year	$94,292	$92,796	$159,253
Underwriting costs deferred	203,054	218,195	212,302
Amortization of deferred policy acquisition costs	(210,252)	(216,699)	(208,127)
	$87,094	$94,292	$163,428
Change in "shadow" deferred policy acquisition costs	—	—	7,274
Sale of discontinued operations	—	—	(77,906)
Recorded asset at end of year	$87,094	$94,292	$92,796

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

	2020	2019
Real estate:
Land	$2,974	$2,982
Buildings	85,776	83,360
Furniture and fixtures	6,058	7,253
Computer equipment and software	35,066	23,394
Airplane	—	—
Total property and equipment	$129,874	$116,989
Expenditures for maintenance and repairs on property and equipment are generally expensed as incurred. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value.
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment and software	Three years
Furniture and fixtures	Seven years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven years to thirty-nine years
Airplane	Five years
Depreciation expense totaled $5,947, $10,482 and $4,455 for 2020, 2019 and 2018, respectively.
Goodwill and Other Intangible Assets
Goodwill assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. All of our goodwill assets relate to the acquisition of Mercer Insurance Group, Inc. on March 28, 2011. We evaluate goodwill assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill assets may exceed their implied fair value. Any impairment is recognized in the period that the impairment is identified. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020, based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2020, 2019 and 2018 we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2020, 2019 and 2018. Amortization expense totaled $709, $709 and $719 in 2020, 2019 and 2018, respectively.

Long term debt
The Company executed a private placement debt transaction on December 15, 2020 between United Fire & Casualty Company ("UF&C"), and Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life” and, together with Federated Mutual, the "Note Purchasers").

UFG sold an aggregate $50,000 of notes due 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes. The notes are presented as a Long term debt liability in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. The Company incurred $24 in debt issuance costs associated with this debt transaction in 2020 which are included in other underwriting expenses in the Consolidated Statements of Income and Comprehensive Income.

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2020, interest totaled $133 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as an expense in other underwriting expenses in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2020, 2019 and 2018 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $18.6 million as the result of this Act.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2020, 2019, and 2018 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2017.
Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statements of Income and Comprehensive Income. For more information on leases refer to Note 13 "Lease Commitments."
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at December 31, 2020 was $3.3 million and there are no future funding commitments.
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
Credit Losses

The Company recognizes credit losses for its available-for-sale fixed-maturity portfolio, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income and Comprehensive Income.

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

The Company does not recognize an allowance for credit losses for accrued interest receivable for available-for-sale fixed-maturity securities, which is recorded in "Accrued investment income" in the Consolidated Balance Sheets and "Investment income, net of investment expenses" in the Consolidated Statements of Income and Comprehensive Income. The Company considers collections of accrued investment income within six months to be timely and therefore not requiring a write- off. If a write-off is required for accrued investment income outstanding greater than six months, the Company writes off accrued interest by reversing net investment income. For more information on credit losses and the allowance for credit losses for available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."

An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including for example, cash- flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is presented as a separate line in the Consolidated Balance Sheets beneath the asset value as well as presented net and recorded through "Net realized investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 3 "Fair Value of Financial Instruments."

For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the Company, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of December 31, 2020 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of December 31, 2020, the Company had a credit loss allowance for reinsurance receivables of $190.

Rollforward of Credit Loss Allowance for Reinsurance Receivable
As of
December 31, 2020
Beginning balance, January 1, 2020	$38
Current-period provision for expected credit losses	152
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivable, December 31, 2020	$190
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
Subsequent to the completion of the financial statements as of December 31, 2020, the Company made the decision to change the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision will be reflected in the financial statements subsequent to December 31, 2020. As of December 31, 2020, the post-retirement benefit obligation was $31,666. This benefit obligation, along with the unrecognized prior service costs, will be released into the Consolidated Statement of Income and Other Comprehensive Income over the next two years. See Note 8 "Employee Benefits" for more information.
COVID-19 Pandemic

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities in 2020. As of the date of this report, we expect the effect of COVID-19 on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity.

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
Financial Instruments - Credit Losses
In June 2016, the FASB issued new guidance on the measurement of credit losses for most financial instruments. The new guidance replaces the incurred loss model for recognizing credit losses with an expected loss model for instruments measured at amortized cost and requires allowances to be recorded for available-for-sale debt securities rather than reduce the carrying amount. These allowances are remeasured each reporting period. The new guidance was effective for annual periods beginning after December 15, 2019 and interim periods within those years. The new guidance impacted the Company's impairment model related to our available-for-sale fixed-maturity portfolio, reinsurance receivables and mortgage loans. The Company has performed a run of the credit loss models as of January 1, 2020. These models resulted in an immaterial expected credit loss at January 1, 2020. Prior to the adoption of the new guidance, the Company utilized an aging method to estimate credit losses on premiums receivable. This aging method is permitted under the new guidance. The Company adopted the new guidance prospectively as of January 1, 2020 recording a cumulative effect adjustment to opening retained earnings of $30. This cumulative effect adjustment is an allowance related to the Company's reinsurance receivables. The adoption of the new guidance did not have a material impact on the Company's financial position and results of operations.
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
Pending Adoption of Accounting Standards
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance will modify existing disclosures, but will not have an impact on the Company's financial position and results of operations.
Income Taxes
In December 2019, the FASB issued new guidance which simplifies the accounting for income taxes by removing certain exceptions to income tax accounting. The amendments also improve consistent application of and simplify GAAP for other areas of income tax accounting. The new guidance clarifies and amends existing guidance, including removing certain requirements that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized, when it should be considered a separate transaction and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The adoption of the new guidance will modify existing disclosures but will not have an impact on the Company’s financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis as of December 31, 2020 and 2019.

December 31, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$149,481	$482	$25	$149,938	$—	$149,938
U.S. government agency	60,502	4,016	—	64,518	—	64,518
States, municipalities and political subdivisions
General obligations:
Midwest	77,933	4,047	—	81,980	—	81,980
Northeast	29,071	1,379	—	30,450	—	30,450
South	104,522	5,448	—	109,970	—	109,970
West	102,590	7,431	—	110,021	—	110,021
Special revenue:
Midwest	115,956	9,142	—	125,098	—	125,098
Northeast	56,317	4,759	—	61,076	—	61,076
South	208,739	17,967	—	226,706	—	226,706
West	129,417	9,982	—	139,399	—	139,399
Foreign bonds	27,799	1,805	2	29,602	—	29,602
Public utilities	76,114	7,388	—	83,502	—	83,502
Corporate bonds
Energy	22,441	2,895	—	25,336	—	25,336
Industrials	39,513	3,744	—	43,257	—	43,257
Consumer goods and services	46,521	4,046	—	50,567	—	50,567
Health care	6,678	898	—	7,576	—	7,576
Technology, media and telecommunications	37,270	4,381	15	41,636	—	41,636
Financial services	93,736	7,564	269	101,031	5	101,026
Mortgage-backed securities	20,305	326	54	20,577	—	20,577
Collateralized mortgage obligations
Government national mortgage association	81,758	4,439	45	86,152	—	86,152
Federal home loan mortgage corporation	151,362	2,239	758	152,843	—	152,843
Federal national mortgage association	81,952	2,013	683	83,282	—	83,282
Asset-backed securities	314	612	—	926	—	926
Total Available-For-Sale Fixed Maturities	$1,720,291	$107,003	$1,851	$1,825,443	$5	$1,825,438

December 31, 2019
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$69,300	$203	$12	$69,491
U.S. government agency	97,962	2,344	104	100,202
States, municipalities and political subdivisions
General obligations:
Midwest	85,607	2,987	—	88,594
Northeast	30,120	1,150	—	31,270
South	111,688	3,515	—	115,203
West	105,569	4,748	—	110,317
Special revenue:
Midwest	133,717	6,175	—	139,892
Northeast	58,665	2,878	—	61,543
South	224,214	10,452	—	234,666
West	138,557	6,287	—	144,844
Foreign bonds	4,936	181	—	5,117
Public utilities	60,950	2,701	—	63,651
Corporate bonds
Energy	28,695	1,429	—	30,124
Industrials	52,249	1,766	—	54,015
Consumer goods and services	47,131	2,335	—	49,466
Health care	8,998	482	—	9,480
Technology, media and telecommunications	25,931	1,739	—	27,670
Financial services	96,613	3,870	230	100,253
Mortgage-backed securities	6,250	127	21	6,356
Collateralized mortgage obligations
Government national mortgage association	78,400	2,053	97	80,356
Federal home loan mortgage corporation	123,572	1,150	220	124,502
Federal national mortgage association	70,322	1,631	108	71,845
Asset-backed securities	314	436	—	750
Total Available-For-Sale Fixed Maturities	$1,659,760	$60,639	$792	$1,719,607
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2020, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
December 31, 2020	Amortized Cost	Fair Value
Due in one year or less	$32,214	$32,467
Due after one year through five years	476,667	502,699
Due after five years through 10 years	400,277	431,271
Due after 10 years	475,442	515,226
Asset-backed securities	314	926
Mortgage-backed securities	20,305	20,577
Collateralized mortgage obligations	315,072	322,277
	$1,720,291	$1,825,443
Net Realized Investment Gains and Losses
Net realized gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net realized investment gains (losses) for 2020, 2019 and 2018, is as follows:

	2020	2019	2018
Net realized investment gains (losses) from continuing operations
Fixed maturities:
Available-for-sale	$1,787	$655	$(254)
Allowance for credit losses	(5)	—	—
Trading securities
Change in fair value	(3,314)	1,351	(296)
Sales	2,950	1,993	1,226
Equity securities
Change in fair value	(6,875)	51,231	(21,994)
Sales	(26,906)	725	1,702
Mortgage loans	(4)	(26)	(46)
Real estate	(28)	(2,150)	(517)
Total net realized investment gains (losses) from continuing operations	$(32,395)	$53,779	$(20,179)
Total net realized investment gains (losses) from discontinued operations	—	—	(1,057)
Total net realized investment gains (losses)	$(32,395)	$53,779	$(21,236)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from continuing operations for 2020, 2019 and 2018, are as follows:

	2020	2019	2018
Proceeds from sales	$50,744	$41,760	$132,250
Gross realized gains	1,400	302	140
Gross realized losses	(495)	(13)	(517)
There were no proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities from discontinued operations for 2020, 2019 and 2018.
Our investment portfolio includes trading securities with embedded derivatives. These securities are primarily convertible securities which are recorded at fair value. Income or loss, including the change in the fair value of these trading securities, is recognized currently in earnings as a component of net realized investment gains and losses. Our portfolio of trading securities had a fair value of $0 and $15,256 at December 31, 2020 and 2019, respectively.

Net investment income for the years ended December 31, 2020, 2019 and 2018, is comprised of the following:

Years Ended December 31,	2020	2019	2018
Investment income from continuing operations:
Interest on fixed maturities	$46,478	$50,274	$51,356
Dividends on equity securities	6,368	7,842	7,731
Income on other long-term investments
Investment income	1,890	3,115	8,383
Change in value (1)	(9,633)	1,114	(10,116)
Interest on mortgage loans	1,949	1,595	412
Interest on short-term investments	107	522	606
Interest on cash and cash equivalents	763	2,681	1,875
Other	205	252	307
Total investment income from continuing operations	$48,127	$67,395	$60,554
Less investment expenses	8,457	6,981	7,660
Net investment income from continuing operations	$39,670	$60,414	$52,894
Net investment income from discontinued operations	$—	$—	$12,663
Net investment income	$39,670	$60,414	$65,557
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $8,484 at December 31, 2020.
In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2020 was $24,867 and there are no remaining capital contributions with this investment.
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2020:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2020
Beginning balance, January 1, 2020	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	5
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, December 31, 2020	$5

Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2020, 2019 and 2018, is as follows for continuing operations and discontinued operations:

	2020	2019	2018
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$45,305	$71,648	$(57,475)
Deferred policy acquisition costs	—	—	7,274
Income tax effect	(9,514)	(15,046)	10,543
Cumulative change in accounting principles	—	—	(191,244)
Net unrealized investment depreciation of discontinued operations, sold	—	—	6,714
Total change in net unrealized investment appreciation (depreciation), net of tax	$35,791	$56,602	$(224,188)
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2020 and 2019. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	5	$86,371	$25	—	$—	$—	$86,371	$25
Foreign bonds	1	2,000	2	—	—	—	2,000	2
Corporate bonds
Technology, media and telecommunications	1	2,020	15	—	—	—	2,020	15
Financial services	1	2,995	5	1	3,000	7	5,995	12
Mortgage-backed securities	2	8,099	53	5	118	1	8,217	54
Collateralized mortgage obligations
Government national mortgage association	2	12,394	45	1	24	—	12,418	45
Federal home loan mortgage corporation	24	97,691	758	1	26	—	97,717	758
Federal national mortgage association	10	44,677	683	—	—	—	44,677	683
Total Available-for-Sale Fixed Maturities	46	$256,247	$1,586	8	$3,168	$8	$259,415	$1,594

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2020, the cash surrender value of the COLI policies was $8,557, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments from at December 31, 2020 and 2019 is as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,825,443	$1,825,438	$1,719,607	$1,719,607
Trading securities	—	—	15,256	15,256
Equity securities	206,685	206,685	299,203	299,203
Mortgage loans	48,932	47,614	43,992	42,448
Other long-term investments	69,305	69,305	78,410	78,410
Short-term investments	175	175	175	175
Cash and cash equivalents	87,948	87,948	120,722	120,722
Corporate-owned life insurance	8,557	8,557	6,777	6,777
Liabilities
Long term debt	50,000	50,000	—	—

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The tables include financial instruments at December 31, 2020 and 2019:

		Fair Value Measurements
Description	December 31, 2020	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$149,938	$—	$149,938	$—
U.S. government agency	64,518	—	64,518	—
States, municipalities and political subdivisions
General obligations
Midwest	81,980	—	81,980	—
Northeast	30,450	—	30,450	—
South	109,970	—	109,970	—
West	110,021	—	110,021	—
Special revenue
Midwest	125,098	—	125,098	—
Northeast	61,076	—	61,076	—
South	226,706	—	226,706	—
West	139,399	—	139,399	—
Foreign bonds	29,602	—	29,602	—
Public utilities	83,502	—	83,502	—
Corporate bonds
Energy	25,336	—	25,336	—
Industrials	43,257	—	43,257	—
Consumer goods and services	50,567	—	50,567	—
Health care	7,576	—	7,576	—
Technology, media and telecommunications	41,636	—	41,636	—
Financial services	101,031	—	100,781	250
Mortgage-backed securities	20,577	—	20,577	—
Collateralized mortgage obligations
Government national mortgage association	86,152	—	86,152	—
Federal home loan mortgage corporation	152,843	—	152,843	—
Federal national mortgage association	83,282	—	83,282	—
Asset-backed securities	926	—		926
Total Available-For-Sale Fixed Maturities	$1,825,443	$—	$1,824,267	$1,176
Equity securities
Public utilities	16,320	16,320	—	—
Energy	9,918	9,918	—	—
Industrials	36,556	36,556	—	—
Consumer goods and services	32,061	32,061	—	—
Health care	24,549	24,549	—	—
Technology, Media & Telecommunications	17,109	17,109	—	—
Financial Services	69,577	69,577	—	—

Nonredeemable preferred stocks	595		—	595
Total Equity Securities	$206,685	$206,090	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$24,790	$24,790	$—	$—
Corporate-Owned Life Insurance	$8,557	$8,557		$—
Total Assets Measured at Fair Value	$2,065,650	$239,612	$1,824,267	$1,771

		Fair Value Measurements
Description	December 31, 2019	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$69,491	$—	$69,491	$—
U.S. government agency	100,202	—	100,202	—
States, municipalities and political subdivisions
General obligations
Midwest	88,594	—	88,594	—
Northeast	31,270	—	31,270	—
South	115,203	—	115,203	—
West	110,317	—	110,317	—
Special revenue
Midwest	139,892	—	139,892	—
Northeast	61,543	—	61,543	—
South	234,666	—	234,666	—
West	144,844	—	144,844	—
Foreign bonds	5,117	—	5,117	—
Public utilities	63,651	—	63,651	—
Corporate bonds
Energy	30,124	—	30,124	—
Industrials	54,015	—	54,015	—
Consumer goods and services	49,466	—	49,466	—
Health care	9,480	—	9,480	—
Technology, media and telecommunications	27,670	—	27,670	—
Financial services	100,253	—	100,003	250
Mortgage-backed securities	6,356	—	6,356	—
Collateralized mortgage obligations
Government national mortgage association	80,356	—	80,356	—
Federal home loan mortgage corporation	124,502	—	124,502	—
Federal national mortgage association	71,845	—	71,845	—
Asset-backed securities	750	—	—	750
Total Available-For-Sale Fixed Maturities	$1,719,607	$—	$1,718,607	$1,000
TRADING
Fixed maturities
Bonds
Corporate bonds
Consumer goods and services	$2,276	$—	$2,276	$—
Health care	4,701	—	4,701	—
Technology, media and telecommunications	1,732	—	1,732	—
Financial services	2,460	—	2,460	—
Redeemable preferred stocks	4,087	4,087	—	—
Total Trading Securities	$15,256	$4,087	$11,169	$—

Equity securities
Public utilities	$16,295	$16,295	$—	$—
Energy	14,639	14,639	—	—
Industrials	57,330	57,330	—	—
Consumer goods and services	29,935	29,935	—	—
Health care	27,285	27,285	—	—
Financial Services	19,265	19,265	—	—
Technology, media and telecommunications	127,780	127,780	—	—
Nonredeemable preferred stocks	6,674	6,079	—	595
Total Equity Securities	$299,203	$298,608	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$9,334	$9,334	$—	$—
Corporate-Owned Life Insurance	$6,777	$—	$6,777	$—
Total Assets Measured at Fair Value	$2,050,352	$312,204	$1,736,553	$1,595
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at December 31, 2020 and 2019 was reasonable.
For the year ended December 31, 2020, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’

valuation processes. The following table provides a quantitative information about our Level 3 securities at December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	December 31, 2020
Corporate bonds - financial services	$250	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	926	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x
During the twelve month period ended December 31, 2020 and 2019, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2020	$250	$750	$595	$1,595
Unrealized gains (1)	—	176	—	176
Balance at December 31, 2020	$250	$926	$595	$1,771
(1) Unrealized gains are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2019:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2019	$250	$666	$595	$1,511
Unrealized gains (losses) (1)	—	84	—	84
Purchases	100	—	—	100
Disposals	(100)	—	—	(100)
Balance at December 31, 2019	$250	$750	$595	$1,595
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2020 and 2019:

Commercial Mortgage Loans
Loan-to-value	December 31, 2020	December 31, 2019
Less than 65%	$30,361	34,024
65%-75%	17,329	8,496
Total amortized cost	$47,690	$42,520
Valuation allowance	(76)	(72)
Total mortgage loans	$47,614	$42,448

Mortgage Loans by Region
	December 31, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.8%	$3,245	7.6%
Southern Atlantic	9,752	20.5	7,026	16.5
East South Central	8,197	17.2	8,358	19.7
New England	6,588	13.8	6,588	15.5
Middle Atlantic	14,936	31.2	15,076	35.5
Mountain	2,227	4.7	2,227	5.2
Other	2,745	5.8	—	—
Total mortgage loans at amortized cost	$47,690	100.0%	$42,520	100.0%

Mortgage Loans by Property Type
	December 31, 2020		December 31, 2019
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$17,038	35.7%	$11,741	27.6%
Office	11,861	24.9	11,848	27.9
Industrial	10,124	21.2	10,124	23.8
Retail	2,227	4.7	2,227	5.2
Mixed use/Other	6,440	13.5	6,580	15.5
Total mortgage loans at amortized cost	$47,690	100.0%	$42,520	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$5,537	$8,393	$18,676	$32,606
3-4 internal grade	—	8,496	6,588	15,084
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$5,537	$16,889	$25,264	$47,690
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—
Commercial mortgage loans carrying value excludes accrued interest of $168. As of December 31, 2020, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of December 31, 2020, the Company had an allowance for mortgage loan losses of $76, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
December 31, 2020
Beginning balance, January 1, 2020	$72
Current-period provision for expected credit losses	4
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for mortgage loan losses, December 31, 2020	$76

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
We account for premiums, written and earned, and losses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2020 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $28,887 and $3,883 at December 31, 2020 and 2019, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2020	2019	2018
Ceded Business
Ceded premiums written	$88,339	$74,511	$66,800
Ceded premiums earned	84,924	72,023	63,487
Loss and loss settlement expenses ceded	185,653	28,447	22,317

Assumed Business
Assumed premiums written	$34,371	$27,869	$16,761
Assumed premiums earned	33,679	25,412	16,957
Loss and loss settlement expenses assumed	29,141	14,813	(3,954)

In 2020, we renewed our participation in all of our assumed programs. Loss and loss settlement expenses ceded increased in 2020 as compared to 2019, primarily due to the August Midwest derecho, the recovery of the all lines aggregate program and increase in severity of commercial property and workers' compensation losses.

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

Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2020, there was an all lines annual aggregate excess of loss program with variable retention of 6.37 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 75.0 percent of the program was placed. For 2020, the Company recovered the maximum of $22.5 million from the all lines annual aggregate excess of loss program. For 2019, there was an all lines annual aggregate excess of loss program with a variable retention of 6.66 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million. For 2018, there was an all lines annual aggregate excess of loss program with a variable retention of 6.78 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million. For 2019 and 2018, the Company did not have any recoveries from the all lines annual aggregate loss program.

	2020 Reinsurance Programs
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

Discontinued Operations - Life Insurance Business
Premiums and losses and loss settlement expenses related to our ceded business are as follows:

Years Ended December 31,	2020	2019	2018
Ceded Business
Ceded insurance in-force	$—	$—	$—
Ceded premiums earned	—	—	716
Loss and loss settlement expenses ceded	—	—	1,473
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

On a quarterly basis, United Fire's team of internal actuaries performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our internal actuary to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. In response to an increase in severity of losses and an increase in distracted driving claims, we revised our commercial automobile assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. Besides the changes to our assumptions used for our commercial automobile line and product liability line, we continually review and revise items affecting our projections of required reserves for unpaid loss and loss adjustment expense ("LAE"). Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and the ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2020, 2019 and 2018 (net of reinsurance amounts):

Years Ended December 31,	2020	2019	2018
Gross liability for losses and loss settlement expenses at beginning of year	$1,421,754	$1,312,483	$1,224,183
Ceded losses and loss settlement expenses	(68,536)	(57,094)	(59,871)
Net liability for losses and loss settlement expenses at beginning of year	$1,353,218	$1,255,389	$1,164,312
Losses and loss settlement expenses incurred for claims occurring during
Current year	$887,119	$835,507	$785,778
Prior years	(17,652)	(5,335)	(54,167)
Total incurred	$869,467	$830,172	$731,611
Losses and loss settlement expense payments for claims occurring during
Current year	$354,635	$333,975	$306,032
Prior years	421,762	398,368	334,502
Total paid	$776,397	$732,343	$640,534
Net liability for losses and loss settlement expenses at end of year	$1,446,288	$1,353,218	$1,255,389
Ceded loss and loss settlement expenses	131,843	68,536	57,094
Gross liability for losses and loss settlement expenses at end of year	$1,578,131	$1,421,754	$1,312,483

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

Reserve Development

The significant drivers of the favorable reserve development in 2020 were workers' compensation which had $25,428 favorable development followed by commercial fire and allied lines which had $10,655 favorable development, fidelity and surety with $2,068 favorable development and personal automobile with $1,851 favorable development. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines with the largest contribution coming from commercial liability with $12,845, reinsurance assumed with $5,972 and commercial automobile with $4,024. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss. LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for reinsurance assumed was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts.

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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2020, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, Inc., which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2020, 2019 and 2018, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2020
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$81,522	$64,738	$88,371	$88,200	$79,591	$80,801	$81,463	$80,338	$81,694	$81,394	$11,202	(128)	5,634
2012		100,389	96,158	94,195	91,980	92,537	91,346	89,731	91,571	89,900	12,862	(10,489)	5,841
2013			104,982	91,460	90,502	86,119	85,399	88,816	86,082	85,999	3,498	(18,983)	6,406
2014				118,928	117,958	106,486	97,809	102,487	105,507	107,417	4,907	(11,511)	6,570
2015					137,386	125,307	120,005	127,091	129,945	131,325	10,405	(6,061)	7,732
2016						139,144	130,041	136,275	142,397	140,784	15,698	1,640	8,882
2017							139,602	139,032	152,547	156,369	24,426	16,767	8,883
2018								163,059	172,894	176,496	34,486	13,437	8,590
2019									149,173	169,344	46,518	20,171	7,537
2020										171,013	83,792		4,478
									Total	$1,310,041

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$6,236	$13,670	$26,260	$40,595	$50,146	$56,150	$62,165	$64,541	$66,500	$68,052
2012		6,875	24,620	39,948	55,316	64,574	69,800	71,773	73,819	74,644
2013			9,835	25,228	39,953	54,559	65,773	72,115	75,961	78,448
2014				10,207	29,679	50,211	70,363	83,109	93,060	96,509
2015					11,185	27,182	53,901	74,292	96,339	104,472
2016						13,782	38,184	63,526	88,885	102,757
2017							17,716	43,172	70,500	91,984
2018								16,200	44,772	79,168
2019									18,221	46,986
2020										17,011
									Total	$760,031
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2011, net of reinsurance							35,801
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$585,811

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2020
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$148,220	$142,330	$117,082	$120,492	$119,820	$120,219	$121,434	$121,319	$121,749	$121,982	$285	(26,238)	16,079
2012		138,602	110,448	108,774	108,047	107,958	108,623	109,687	109,480	110,245	634	(28,357)	6,466
2013			91,521	88,550	91,498	92,212	93,826	93,858	92,988	92,855	61	1,334	6,662
2014				126,216	131,198	128,762	128,185	128,503	126,811	127,068	108	852	7,935
2015					103,177	108,293	110,633	108,235	105,218	104,646	144	1,469	7,579
2016						147,473	144,208	143,721	143,724	143,108	667	(4,365)	9,849
2017							155,139	160,240	160,946	161,693	1,536	6,554	13,445
2018								143,280	146,951	146,378	2,610	3,098	10,683
2019									164,030	155,482	4,271	(8,548)	10,992
2020										207,207	29,773		13,368
									Total	$1,370,664

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$85,585	$104,800	$109,429	$112,497	$116,614	$118,183	$120,178	$120,731	$121,063	$121,157
2012		71,008	94,380	100,078	103,197	105,250	106,521	106,740	107,992	108,123
2013			59,331	78,226	82,853	86,115	89,200	91,493	92,012	92,472
2014				84,456	113,663	116,750	122,370	123,697	125,745	126,307
2015					67,217	90,454	95,515	101,367	104,115	103,975
2016						92,895	125,962	132,429	137,909	139,353
2017							99,484	137,058	145,900	152,219
2018								92,770	123,559	133,703
2019									100,980	136,084
2020										128,704
									Total	$1,242,097
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2011, net of reinsurance							723
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$129,290

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2020
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$84,887	$87,299	$90,750	$92,519	$92,379	$91,336	$90,766	$90,838	$90,643	$90,972	$32	6,085	15,262
2012		100,039	90,848	94,755	95,321	96,594	96,389	96,305	96,059	96,176	—	(3,863)	14,365
2013			104,356	98,037	102,943	103,726	104,980	105,248	104,886	106,140	356	1,784	15,528
2014				107,723	106,076	113,720	118,869	120,385	121,077	120,599	457	12,876	17,320
2015					125,506	129,816	132,206	138,987	137,395	137,335	500	11,829	20,079
2016						174,018	175,357	174,337	175,657	173,823	1,449	(195)	27,288
2017							227,919	224,553	235,110	233,159	5,553	5,240	32,838
2018								236,629	245,173	253,045	14,134	16,416	34,380
2019									279,229	291,139	38,451	11,910	34,393
2020										243,360	71,185		22,331
									Total	$1,745,748

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$34,332	$50,931	$65,021	$79,383	$85,348	$87,475	$88,609	$89,459	$90,515	$90,677
2012		39,247	57,201	71,469	82,944	90,292	93,179	94,747	94,983	96,176
2013			43,592	67,630	79,663	90,780	96,375	100,058	101,580	103,037
2014				45,704	68,033	87,590	99,922	109,682	113,751	116,843
2015					50,782	78,225	99,201	118,395	129,317	134,100
2016						66,013	103,528	128,157	148,224	164,341
2017							81,311	126,644	166,170	197,893
2018								81,572	138,092	187,405
2019									91,919	153,244
2020										67,660
									Total	$1,311,376
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2011, net of reinsurance							(80)
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$434,293

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2020
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$39,967	$38,481	$35,352	$34,309	$33,585	$33,314	$33,352	$32,707	$32,384	$31,621	$159	(8,346)	3,965
2012		48,848	46,279	42,158	38,423	38,553	39,015	39,182	39,063	38,290	229	(10,558)	3,992
2013			64,048	62,579	56,369	54,584	52,761	51,753	50,984	50,349	307	(13,699)	4,255
2014				64,051	60,729	58,284	56,630	54,636	53,023	52,889	699	(11,162)	4,801
2015					53,788	55,578	51,003	46,682	46,019	44,706	578	(9,082)	5,666
2016						70,419	66,575	61,648	55,168	53,964	815	(16,455)	7,927
2017							76,184	69,528	55,982	51,874	1,182	(24,310)	8,173
2018								71,972	67,883	59,192	1,802	(12,780)	7,947
2019									52,136	49,189	2,335	(2,947)	7,113
2020										45,365	4,289		3,909
									Total	$477,439

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$10,322	$21,678	$26,033	$27,497	$28,247	$29,022	$29,453	$29,700	$29,890	$30,573
2012		11,802	23,023	28,397	30,933	33,063	34,330	35,388	36,060	36,520
2013			14,136	30,209	38,023	42,941	45,078	47,071	47,572	48,093
2014				13,965	30,289	38,441	42,964	45,193	45,825	46,299
2015					12,063	27,304	35,229	38,424	39,305	40,034
2016						14,413	32,345	40,680	45,743	47,082
2017							14,647	31,309	38,083	41,672
2018								16,949	35,369	43,189
2019									13,582	29,668
2020										17,603
									Total	$380,733
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2011, net of reinsurance							19,345
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$116,050

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2020
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$50,014	$48,534	$47,090	$47,035	$46,968	$47,013	$46,733	$46,761	$46,752	$46,751	$—	(3,263)	14,848
2012		47,924	46,199	46,403	46,150	44,715	44,352	44,165	44,158	44,160	1	(3,764)	10,790
2013			39,232	38,525	37,262	37,086	36,729	36,661	36,486	36,467	1	(2,765)	9,250
2014				53,910	52,661	52,944	52,782	52,615	52,702	52,810	12	(1,100)	10,959
2015					42,848	41,088	40,336	40,368	40,220	40,194	22	(2,654)	9,548
2016						48,072	45,840	45,379	45,961	45,113	58	(2,959)	11,896
2017							60,330	59,342	58,695	58,544	119	(1,786)	14,691
2018								51,639	51,721	52,715	365	1,076	13,658
2019									59,547	58,378	581	(1,169)	13,466
2020										81,206	6,588		15,585
									Total	$516,338

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited)
2011	$36,489	$43,801	$45,306	$45,949	$46,487	$46,573	$46,575	$46,650	$46,752	$46,751
2012		30,415	41,979	43,375	44,448	43,569	44,139	44,158	44,158	44,159
2013			25,505	32,788	34,297	35,306	36,155	36,323	36,397	36,466
2014				37,055	47,912	49,710	51,837	52,018	52,543	52,519
2015					29,551	37,431	39,027	39,428	39,865	40,029
2016						32,999	40,910	42,660	44,046	44,618
2017							42,135	53,111	55,982	57,169
2018								37,410	47,433	49,464
2019									40,544	52,390
2020										54,181
									Total	$477,746
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2011, net of reinsurance							620
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$39,210

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2020
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$585,811
Commercial fire and allied	129,290
Commercial automobile	434,293
Commercial workers' compensation	116,050
Personal	39,210
All other lines	43,045
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,347,699
Net outstanding liabilities for unpaid unallocated loss settlement expenses	97,379
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	1,210
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,446,288

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	29,497
Commercial fire and allied	42,481
Commercial automobile	3,334
Commercial workers' compensation	47,130
Personal	8,867
All other lines	1,692
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	133,001
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(1,158)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	131,843
Total gross liability for unpaid losses and loss settlement expenses	$1,578,131

The following is supplementary information about average historical claims duration as of December 31, 2020.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.6%	16.0%	18.0%	16.8%	12.3%	7.2%	4.3%	2.7%	1.7%	1.9%
Commercial fire and allied	64.6%	21.4%	4.8%	3.8%	2.2%	1.3%	0.7%	0.7%	0.2%	0.1%
Commercial automobile	35.9%	20.3%	15.5%	12.5%	7.5%	3.1%	1.7%	0.9%	1.2%	0.2%
Commercial workers' compensation	29.5%	32.4%	14.8%	7.6%	3.5%	2.5%	1.5%	1.2%	0.9%	2.2%
Personal	71.3%	19.7%	3.8%	2.4%	0.7%	0.7%	0.1%	0.1%	0.1%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2020, 2019 and 2018 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2020
Property and casualty business	$671,599	$(17,705)
2019
Property and casualty business	$707,571	$(22,393)
2018
Property and casualty business	$774,257	$219,065
Life, accident and health business(1)	—	3,548
(1)The 2018 Life, accident and health business only includes results prior to the closing of the sale of United Life Insurance Company, which closed on March 30, 2018. Prior to the closing of the sale, United Fire & Casualty Company owned United Life Insurance Company, accordingly, the property and casualty statutory capital and surplus includes life, accident and health statutory capital and surplus, and therefore represents our total consolidated statutory capital and surplus.

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
The Company executed a $50,000 surplus note private placement transaction on December 15, 2020 among UF&C and Federated Mutual and Federated Life. See additional details in Note 14 "Debt."
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2020, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $66.8 million in dividend payments without prior regulatory approval. At December 31, 2020, we were in compliance with applicable state laws and regulations.
We paid dividends to our common shareholders of $28,526, $32,662 and $105,408 in 2020, 2019 and 2018, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2020, 2019 and 2018, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $62,400, $6,300 and $8,500, respectively. In 2020, 2019 and 2018, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $4,000, $57,000 and $105,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2020, 2019 and 2018. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2020.

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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $18.6 million as the result of this Act.

Federal income tax expense (benefit) from both continuing and discontinued operations is composed of the following:

Years Ended December 31,	2020	2019	2018
Current	$(46,861)	$(7,843)	$18,493
Deferred	(9,948)	9,902	(21,791)
Total	$(56,809)	$2,059	$(3,298)

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2020, 2019 and 2018 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2020	2019	2018
Computed expected income tax expense (benefit)	$(35,598)	$3,544	$5,114
The CARES Act	(18,562)	—	—
Tax-exempt municipal bond interest income	(3,669)	(3,961)	(4,235)
Nontaxable dividend income	(517)	(594)	(591)
Goodwill impairment	3,169	—	—
Valuation allowance reduction	—	—	(329)
Compensation	695	1,638	(497)
Reinsurance	—	998	—
Research and development credit	(2,045)	—	—
Other, net	(282)	434	(2,760)
Consolidated federal income tax expense (benefit)	$(56,809)	$2,059	$(3,298)

Reconciliation of consolidated federal income tax expense (benefit) from:
Continuing operations	$(56,809)	$2,059	$(11,405)
Gain on sale of discontinued operations	—	—	7,544
Discontinued operations	—	—	563
Consolidated federal income tax expense (benefit)	$(56,809)	$2,059	$(3,298)

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2020 and 2019 are as follows:

December 31,	2020	2019
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$33,096	$48,652
All other securities	22,082	12,568
Deferred policy acquisition costs	18,289	19,801
Investments in partnerships	964	2,156
Prepaid pension cost	4,553	4,441
Net bond discount accretion	383	357
Depreciation	4,187	1,908
Revaluation of investment basis (1)	325	377
Identifiable intangible assets (1)	1,391	1,540
Capitalized Software	4,891	—
Other	1,568	1,416
Gross deferred tax liability	91,729	$93,216
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$23,851	$20,845
Unearned premium adjustment	18,979	20,816
Net operating loss carryforwards	—	1,708
Underfunded benefit plan obligation	4,295	9,072
Post-retirement benefits other than pensions	9,533	10,785
Other-than-temporary impairment of investments	1,974	2,094
Compensation expense related to stock options	2,307	2,394
Nonqualified deferred compensation	2,066	1,623
Other	3,795	3,293
Deferred tax asset	$66,800	$72,630
Net deferred tax liability	$24,929	$20,586
(1) Related to our acquisition of Mercer Insurance Group, Inc.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan.
Pension and Post-Retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is to assure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $10,000 to the pension plan in 2021.
In December 2020, the Company made the decision to amend the noncontributory defined benefit pension plan. The Company plans to amend the pension plan by discontinuing the noncontributory defined benefit pension plan and put in place a noncontributory cash balance pension plan effective July 1, 2021. All benefits under the noncontributory defined benefit pension plan will stop accruing on June 30, 2021.

We also offer a health and dental benefit plan to all of our eligible employees and retirees that consists of two programs: (1) the self-funded employee health and dental benefit plan and (2) the self-funded (pre-65) and fully-funded (post-65) retiree health and dental benefit plan (the "post-retirement benefit plan"). Effective January 1, 2017, there was a plan amendment, which included the following changes: eliminated the pre-65 retirement plan with a $500 hundred dollar deductible; for retirements after January 1, 2017, the retiree will pay 50 percent of the lower cost supplemental plan if they are 65 or older and 100 percent of the premium if less than 65; and removed spousal coverage after the death of the participant. The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2016. Effective January 1, 2019, there was a plan amendment, which requires spouses to pay 100 percent of the medical, dental & vision premiums and the subsidy for the post-65 retirees, which is based off the lowest cost Medicare Supplement Plan (Plan 1). The financial impact of the changes were reflected in accumulated other comprehensive income at December 31, 2019.
Subsequent to the completion of the financial statements as of December 31, 2020, the Company made the decision to change the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision will be reflected in the financial statements subsequent to December 31, 2020. As of December 31, 2020, the post-retirement benefit obligation was $31,666. This benefit obligation, along with the unrecognized prior service costs, will be released into the Consolidated Statement of Income and Other Comprehensive Income over the next two years.
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
The investments held by the pension plan at December 31, 2020 include the following asset categories:
•Fixed income securities, which may include bonds, and convertible securities;
•Equity securities, which may include various types of stock, such as large-cap, mid-cap, small-cap, and international stocks;
•Pooled separate accounts, which includes two separate funds, a core plus bond separate account and a real estate separate account;
•An arbitrage fund, which is a fund that takes advantage of price discrepancies, primarily equity securities, for the same asset in different markets;
•A group annuity contract that is administered by United Life, a former subsidiary of United Fire; and
•Cash and cash equivalents, which include money market funds.
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
As of December 31, 2020, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2020 and 2019 by asset category:

					Target
Pension Plan Assets	2020	% of Total	2019	% of Total	Allocation
Fixed maturity securities - corporate bonds	$21,718	8.7%	$13,250	6.7%	0%	-	15%
Redeemable preferred stock	3,534	1.4	2,929	1.5	0%	-	10%
Equity securities	149,413	60.0	117,117	58.7	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	26,266	10.6	20,505	10.3	0%	-	40%
U.S. property separate account fund	22,269	9.0	22,114	11.1	0%	-	25%
Arbitrage fund	9,873	4.0	9,245	4.6	0%	-	10%
United Life annuity	11,398	4.6	10,855	5.4	0%	-	10%
Cash and cash equivalents	4,264	1.7	3,451	1.7	0%	-	10%
Total plan assets	$248,735	100.0%	$199,466	100.0%
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

The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements received from Plan’s investment managers, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Note 3 "Fair Value of Financial Instruments" and have the same controls in place.

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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2020 and 2019:

		Fair Value Measurements
Description	December 31, 2020	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$21,718	$—	$21,718	$—
Redeemable preferred stock	3,534	3,534	—	—
Equity securities	149,413	149,413	—	—
Pooled separate accounts
Core plus bond separate account fund	26,266	—	26,266	—
U.S. property separate account fund	22,269	—	—	22,269
Arbitrage fund	9,873	—	9,873	—
Money market funds	4,260	4,260	—	—
Total assets measured at fair value	$237,333	$157,207	$57,857	$22,269

		Fair Value Measurements
Description	December 31, 2019	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$13,250	$—	$13,250	$—
Redeemable preferred stock	2,929	2,929	—	—
Equity securities	117,117	117,117	—	—
Pooled separate accounts
Core plus bond separate account fund	20,505	—	20,505	—
U.S. property separate account fund	22,114	—	—	22,114
Arbitrage fund	9,245	—	9,245	—
Money market funds	3,448	3,448	—	—
Total assets measured at fair value	$188,608	$123,494	$43,000	$22,114
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2020	$22,114
Unrealized gains	155
Balance at December 31, 2020	$22,269

U.S. property separate account fund
Balance at January 1, 2019	$20,841
Unrealized gains	1,273
Balance at December 31, 2019	$22,114
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

The Society of Actuaries ("SOA") is an actuarial organization that periodically reviews mortality data and publishes mortality tables and improvement scales. In October 2019, the SOA released the Pri-2012 mortality tables for private sector retirement plans in the United States. The mortality assumptions are based on the Pri-2012 white collar base rate mortality projected generationally using the Principal Mortality Improvement Scale ("Principal 2016-10"). The Principal 2016-10 scale is based on latest mortality improvement scale, the MP-2020 model issued by the SOA with a few user-selected assumptions: 10- year convergence period on age and cohort and long-term rate assumptions using sex-distinct and age based rated developed from Social Security Trustee Reports. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2020	2019	2020	2019
Discount rate	2.58%	3.32%	2.58%	3.32%
Rate of compensation increase	2.75	3.00	N/A	N/A
Declining interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2020 compared to December 31, 2019.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2020	2019	2018	2020	2019	2018
Discount rate	3.32%	4.18%	3.65%	3.32%	4.18%	3.65%
Expected long-term rate of return on plan assets	6.70	6.70	6.70	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	3.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2020	2019	2020	2019
Health care cost trend rates assumed for next year	7.00%	6.75%	3.00%	4.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	2031	2030	N/A	N/A
Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement benefit plan. A 1.0 percent change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on the net periodic post-retirement health care benefit cost	$643	$(494)
Effect on the accumulated post-retirement benefit obligation	5,520	(4,451)

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2020	2019	2020	2019
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$252,374	$202,156	$31,001	$30,973
Service cost	10,829	7,989	1,728	1,823
Interest cost	8,266	8,320	1,014	1,274
Actuarial loss (gain)	38,920	39,598	(1,084)	(1,806)
Adjustment for plan amendment	(32,175)	—	—	—
Benefit payments	(6,470)	(5,689)	(993)	(1,263)
Benefit obligation at end of year (1)	$271,744	$252,374	$31,666	$31,001
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$199,466	$164,819	$—	$—
Actual return on plan assets	45,739	36,336	—	—
Employer contributions	10,000	4,000	993	1,263
Benefit payments	(6,470)	(5,689)	(993)	(1,263)
Fair value of plan assets at end of year	$248,735	$199,466	$—	$—
Funded status at end of year	$(23,009)	$(52,908)	$(31,666)	$(31,001)
(1)For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $271,515 and $226,196 at December 31, 2020 and 2019, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2020	2019	2020	2019
Amounts recognized in AOCI
Unrecognized prior service cost	$(32,175)	$—	$(20,863)	$(28,947)
Unrecognized actuarial (gain) loss	66,864	64,059	6,627	8,086
Total amounts recognized in AOCI	$34,689	$64,059	$(14,236)	$(20,861)
We anticipate amortization of the net actuarial losses for our pension plan in 2021 to be $3,995. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2021 to be $260

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2020	2019	2018	2020	2019	2018

Net periodic benefit cost
Service cost	$10,829	$7,989	$8,701	$1,728	$1,823	$2,998
Interest cost	8,266	8,320	7,500	1,014	1,274	2,009
Expected return on plan assets	(13,539)	(10,784)	(10,502)	—	—	—
Amortization of prior service cost	—	—	—	(8,084)	(8,684)	(5,409)
Amortization of net loss	3,914	3,603	4,287	375	894	2,355
Net periodic benefit cost	$9,470	$9,128	$9,986	$(4,967)	$(4,693)	$1,953

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
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2021	2022	2023	2024	2025	2026 - 2030
Pension benefits	$7,330	$7,920	$8,860	$9,850	$10,970	$67,280
Post-retirement benefits	$940	$990	$1,010	$1,050	$1,090	$6,520
Profit-Sharing Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually, but cannot exceed the amount deductible for federal income tax purposes. Our contribution to the profit-sharing plan for 2020, 2019 and 2018, was $4,637, $4,096, and $7,607, respectively.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of United Fire common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At December 31, 2020, there were 700,680 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2020	From Inception to December 31, 2020
Beginning balance	834,910	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(172,478)	(3,288,899)
Number of awards forfeited or expired	38,248	589,579
Ending balance	700,680	700,680
Number of option awards exercised	30,900	1,474,089
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	63,600	164,378

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At December 31, 2020, we had 160,135 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2020	From Inception to December 31, 2020
Beginning balance	34,863	300,000
Additional authorization	150,000	150,000
Number of awards granted	(24,728)	(313,868)
Number of awards forfeited or expired	—	24,003
Ending balance	160,135	160,135
Number of option awards exercised	14,728	133,820
Number of restricted stock awards vested	14,300	98,491

Stock-Based Compensation Expense
In 2020, 2019 and 2018, we recognized stock-based compensation expense of $4,991, $6,152 and $5,249, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2020, we had $4,095 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2021	$2,624
2022	1,107
2023	269
2024	83
2025	12
Total	$4,095

Analysis of Award Activity
The analysis below details the option award activity for 2020 and the awards outstanding at December 31, 2020, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	829,714	$35.39
Granted	110,470	44.08
Exercised	(45,628)	21.93
Cancelled/Forfeited	(1,300)	29.20
Outstanding at December 31, 2020	893,256	$37.16	5.16	$179
Exercisable at December 31, 2020	663,788	$34.46	4.21	$179
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2020) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $299, $2,055 and $5,850 in 2020, 2019 and 2018, respectively.

The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2020:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2020	246,750	$43.31
Granted	101,130	37.87
Vested	(77,900)	39.93
Forfeited	(52,097)	41.40
Non-vested at December 31, 2020	217,883	$42.45
In 2020, 2019 and 2018 we recognized $3,734, $4,659 and $3,877, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2020, we had $3,074 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $5,469 and $10,165 at December 31, 2020 and 2019, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2020	2019	2018
Risk-free interest rate	1.4%	2.57%	2.79%
Expected volatility	22.26%	26.40%	21.79%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$1.32	$1.24	$1.12
Weighted-average grant-date fair value of options granted during the year (in dollars)	$6.96	$12.97	$8.90

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$20.40	-	29.02	92,415	2.14	$23.81	87,070	$23.63
29.03	-	29.37	182,462	3.93	29.12	182,462	29.12
29.38	-	40.61	239,097	4.04	35.47	210,663	34.87
40.62	-	44.88	210,260	6.08	42.87	158,190	42.86
44.89	-	54.26	169,022	8.56	48.44	25,403	54.11
$20.40	-	54.26	893,256	5.16	$37.16	663,788	$34.46

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
Property and Casualty Insurance Business
We write both commercial and personal lines of property and casualty insurance. We focus on our commercial lines, which represented 94.2 percent of our property and casualty insurance premiums earned for 2020. Our personal lines represented 5.8 percent of our property and casualty insurance premiums earned for 2020.
Commercial Lines Business
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers' compensation and surety.
Personal Lines Business
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2020	2019	2018
Continuing Operations - Property and casualty insurance business
Net premiums earned
Other liability	$316,098	$318,412	$311,931
Fire and allied lines	277,515	285,205	276,193
Automobile	324,420	345,637	313,521
Workers' compensation	75,953	87,376	95,203
Fidelity and surety	28,001	25,539	24,437
Reinsurance assumed	30,417	21,861	13,228
Other	2,678	2,942	2,938
Total net premiums earned from continuing operations	$1,055,082	$1,086,972	$1,037,451
Discontinued Operations - Life insurance business
Net premiums earned
Ordinary life (excluding universal life)	$—	$—	$7,068
Universal life policy fees	—	—	3,363
Immediate annuities with life contingencies	—	—	2,515
Accident and health	—	—	45
Other	—	—	12
Total net premiums earned from discontinued operations	$—	$—	$13,003
Total revenue includes sales to external customers and intercompany sales that are eliminated to arrive at the total revenues as reported in the accompanying Consolidated Statements of Income and Comprehensive Income. We account for intercompany sales on the same basis as sales to external customers.

NOTE 11. QUARTERLY SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
The following table sets forth our selected unaudited quarterly financial information:

(In Thousands Except Share Data)
Quarters	First	Second	Third	Fourth	Total
Year Ended December 31, 2020
Total revenues	$177,805	$297,803	$282,121	$310,898	$1,068,627
Income (loss) before income taxes	(104,999)	4,236	(55,228)	(13,524)	(169,515)
Net income (loss)	$(72,534)	$5,960	$(37,241)	$(8,891)	$(112,706)
Basic earnings (loss) per share (1)	$(2.90)	$0.24	$(1.49)	$(0.36)	$(4.50)
Diluted earnings (loss) per share (1)	(2.90)	0.24	(1.49)	(0.36)	(4.50)
Year Ended December 31, 2019
Total revenues	$305,539	$304,197	$298,055	$293,374	$1,201,165
Income (loss) before income taxes	54,677	(4,571)	(4,528)	(28,699)	16,879
Net income (loss)	$44,521	$(4,196)	$(2,342)	$(23,163)	$14,820
Basic earnings (loss) per share (1)	$1.77	$(0.17)	$(0.09)	$(0.93)	$0.59
Diluted earnings (loss) per share (1)	1.74	(0.17)	(0.09)	(0.93)	0.58
(1)The sum of the quarterly reported amounts may not equal the full year, as each is computed independently.

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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2020		2019		2018
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) from continuing operations	$(112,706)	$(112,706)	$14,820	$14,820	$2,255	$2,255
Weighted-average common shares outstanding	25,027,358	25,027,358	25,138,039	25,138,039	25,006,211	25,006,211
Add dilutive effect of restricted stock awards	—	—	—	232,450	—	273,544
Add dilutive effect of stock options	—	—	—	212,038	—	343,057
Weighted-average common shares	25,027,358	25,027,358	25,138,039	25,582,527	25,006,211	25,622,812
Earnings (loss) per common share from continuing operations	$(4.50)	$(4.50)	$0.59	$0.58	$0.09	$0.09
Earnings (loss) per common share from discontinued operations	—	—	—	—	(0.08)	(0.07)
Gain on sale of discontinued operations, net of taxes	$—	$—	$—	$—	$1.10	$1.07
Earnings (loss) per common share	$(4.50)	$(4.50)	$0.59	$0.58	$1.11	$1.08
Awards excluded from diluted calculation(1)	—	618,379	—	63,897	—	2,681
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
The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 14 "Debt". For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2020, we have leases with remaining terms of 1 year to 6 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.

The components of our operating leases were as follows:

	As of December 31, 2020	As of December 31, 2019

Components of lease expense:
Operating lease expense	$7,611	$7,655
Less sublease income	292	493
Net lease expense	7,319	7,162
Cash flows information related to leases:
Operating cash outflow from operating leases	7,053	7,249

Balance sheet information for operating leases:	As of December 31, 2020	As of December 31, 2019

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$18,619	$15,410
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	19,244	15,851
Right-of-use assets obtained in exchange for new operating lease liabilities	7,264	651
Weighted average remaining lease term	4.36 years	2.75 years
Weighted average discount rate	3.72%	4.74%

Maturities of lease liabilities:	As of December 31, 2020	As of December 31, 2019
2021	$6,889	$7,517
2022	4,610	5,311
2023	3,627	2,417
2024	1,763	1,318
2025	1,270	259
Thereafter	2,460	39
Total lease payments	20,619	16,861
Less imputed interest	(1,375)	(1,010)
Lease liability	$19,244	$15,851
NOTE 14. DEBT
Long Term Debt
The Company executed a private placement debt transaction on December 15, 2020 between UF&C, and Federated Mutual and Federated Life.

UFG sold an aggregate $50,000 of notes due 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes. The Company incurred $24 in debt issuance costs associated with this debt transaction in 2020.

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. As of December 31, 2020, interest expense totaled $133. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

Credit Facilities
On March 31, 2020, UF&C a wholly owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing-line loan for working capital and other general corporate purposes. The Credit Agreement is provided by the Lenders on an unsecured basis, and the UF&C has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.
The Credit Agreement includes customary events of default, including default in payments of principals, default in payment of other indebtedness, change of control and voluntary and involuntary insolvency proceedings, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder and terminate any further commitments to lend.
The entry into the Credit Agreement was completed as part of the Company’s regular course of financial planning and was not initiated as a result of market conditions resulting from the COVID-19 pandemic.
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

There was no outstanding balance on either the Credit Agreement or the Previous Credit Agreement at December 31, 2020 or 2019, respectively. As of December 31, 2020, we were in compliance with two of three financial covenants of the Credit Agreement. We have received a waiver from the Lenders on the third financial covenant. We have the ability to draw on our credit facility if needed. We did not incur any interest expense related to the Credit Agreement in 2020 or under our Previous Credit Agreement in 2019 and 2018.

NOTE 15. INTANGIBLE ASSETS
The carrying value of our goodwill was zero at December 31, 2020 and $15,091 at December 31, 2019, respectively. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios; and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2020	2019
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(7,307)	(6,731)
	$3,031	$3,607

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,286)	(1,154)
	$692	$824

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$6,743	$7,451
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2021	$709
2022	709
2023	709
2024	709
2025	709

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2020, 2019 and 2018:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2018	$214,865	$(46,551)	$168,314
Cumulative effect of change in accounting principle	(191,244)	—	(191,244)
Change in accumulated other comprehensive income before reclassifications	(33,564)	20,155	(13,409)
Reclassification adjustments from accumulated other comprehensive income	620	5,247	5,867
Balance as of December 31, 2018	$(9,323)	$(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	55,399	(16,530)	38,869
Reclassification adjustments from accumulated other comprehensive income	1,203	3,552	4,755
Balance as of December 31, 2019	$47,279	$(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	37,173	14,580	51,753
Reclassification adjustments from accumulated other comprehensive income	(1,382)	3,388	2,006
Balance as of December 31, 2020	$83,070	$(16,159)	$66,911

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

UFG agreed to provide services to Kuvare through a transition services agreement ("TSA"). The TSA included, among other considerations, accounting management, human resources, legal and information technology services, from the closing date for up to 24 months. The TSA ended as scheduled on March 30, 2020. The Company received a total of $1,019 as part of the TSA.
Summary operating results of discontinued operations were as follows for the periods indicated:

Discontinued Operations
Statements of Income
	For the Years Ended December 31,
(In Thousands, Except Share Data)	2020	2019	2018

Revenues
Net premiums earned	$—	$—	$13,003
Investment income, net of investment expenses	—	—	12,663
Total net realized investment gains (losses)	—	—	(1,057)
Other income	—	—	146
Total revenues	$—	$—	$24,755

Benefits, Losses and Expenses
Losses and loss settlement expenses	$—	$—	$10,823
Increase in liability for future policy benefits	—	—	5,023
Amortization of deferred policy acquisition costs	—	—	1,895
Other underwriting expenses	—	—	3,864
Interest on policyholders’ accounts	—	—	4,499
Total benefits, losses and expenses	$—	$—	$26,104

Income (loss) from discontinued operations before income taxes	$—	$—	$(1,349)
Federal income tax expense	—	—	563
Net income (loss) from discontinued operations	$—	$—	$(1,912)
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$(0.08)
Diluted	—	—	(0.07)

The Company's Consolidated Statement of Cash Flows presents operating, investing and financing cash flows of the discontinued operations separately. The Company's cash management and financial management of both continued and discontinued operations is consolidated as a centralized corporate function in our Finance Department.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosure to which they relates.

Valuation of reserves for property and casualty loss and loss settlement expenses
Description of the Matter
At December 31, 2020, the Company’s reserves for losses and loss settlement expenses was $1.6 billion, of which $260.4 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liabilities for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

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

Goodwill - Quantitative Impairment Assessment
Description of the Matter
As described in Note 15 to the consolidated financial statements, the Company performed a quantitative impairment analysis on its one reporting unit and recognized an impairment charge of $15.1 million for the year ended December 31, 2020. Management tests goodwill for impairment annually, during the third quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

Auditing management's quantitative goodwill impairment test involved a high degree of auditor judgment due to the significant estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions, such as forecasted revenues and loss and loss settlement expenses, discount rate, and terminal growth rate which are used in the income approach and comparable publicly traded companies and estimated valuation multiples which are used in the market approach.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the quantitative goodwill impairment analysis, including, among others, the controls over management's review of the valuation model and the significant assumptions used.

To test the estimated fair value of the reporting unit, we, with the support of our valuation specialists, performed audit procedures that included, among others, assessing methodologies, the weighting of those methodologies, and testing the significant assumptions discussed above. We tested the significant assumptions by comparing them to current and forecasted industry and economic trends, historical results, analyst reports, forecasted peer company information obtained from publicly available sources and developing an independent range of estimates and comparing that to the calculations performed by management. We also evaluated management’s selection of market multiples by comparing them to publicly available data on comparable public companies.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Des Moines, Iowa
February 26, 2021

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
As of December 31, 2020, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2020, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2020. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2020, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020 of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. This evaluation included a review of the implementation of our business continuity plans related to the COVID-19 pandemic. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment. Our business teams are working remotely and continue to support our customers, agents and claimants as they did when we were in the office.

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021 (the "2021 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2021 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2021 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2021 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2021 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2020 and 2019	68
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2020	69
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2020	70
Consolidated Statements of Cash Flows for the three years ended December 31, 2020	71
Notes to Consolidated Financial Statements	73

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	151
Schedule II. Condensed Financial Statements of Parent Company	152
Schedule III: Supplementary Insurance Information	155
Schedule IV: Reinsurance	156
Schedule V: Valuation and Qualifying Accounts	157
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	158
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/19	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2017		10-K	12/31/2007	10.2	2/28/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. Stock Plan, amended as of February 21, 2014 (amending and restating the United Fire & Casualty Company 2008 Stock Plan) (the "Stock Plan")		DEF14A		App A	4/8/2014
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement ( Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of March 31, 2020, by and among United Fire & Casualty Company, as borrower, the lenders referred to therein and Wells Fargo Bank National Association, as administrative agent and swingline lender and issuing lender and Wells Fargo Securities, LLC as sole bookrunner.		8-K		10.1	4/2/2020
10.25	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.1	8/5/2020
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Regnier Consulting Group, Inc., Independent Actuary	X

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Dawn M. Jaffray Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Dawn M. Jaffray Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.
X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)
*Indicates a management contract or compensatory plan or arrangement.
† The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The registrant agrees to furnish a copy of all omitted schedules to the SEC upon its request.

Certain instruments defining the rights of holders of long-term debt securities of the Company are omitted pursuant to Item 601(b)(4)(iii) of
Regulation S-K. The Company hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2020	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$209,983	$214,456	$214,456
States, municipalities and political subdivisions	824,545	884,700	884,700
Foreign governments	27,799	29,602	29,602
Public utilities	76,114	83,502	83,502
All other bonds	581,850	613,183	613,178
Redeemable preferred stock	—	—	—
Total fixed maturities	$1,720,291	$1,825,443	$1,825,438
Equity securities
Common stocks
Public utilities	$3,760	$16,320	$16,320
Banks, trusts and insurance companies	7,853	69,577	69,577
Industrial, miscellaneous and all other	36,877	120,193	120,193
Nonredeemable preferred stocks	595	595	595
Total equity securities	$49,085	$206,685	$206,685
Mortgage loans on real estate	$47,690	$48,932	$47,614
Other long-term investments	73,820	69,305	69,305
Short-term investments	175	175	175
Total investments	$1,891,061	$2,150,540	$2,149,217

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2020	2019

Assets
Fixed maturities
Available-for-sale, at fair value (amortized cost $150 in 2020 and $150 in 2019)	$150	$150
Investment in subsidiary	818,581	880,485
Cash and cash equivalents	6,504	29,878
Other assets	15	3
Total assets	$825,250	$910,516

Liabilities and stockholders' equity
Liabilities	$101	$44

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,055,479 and 25,015,963 issued and outstanding in 2020 and 2019, respectively	$25	$25
Additional paid-in capital	202,359	200,179
Retained earnings	555,854	697,116
Accumulated other comprehensive income, net of tax	66,911	13,152
Total stockholders' equity	$825,149	$910,472

Total liabilities and stockholders' equity	$825,250	$910,516

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2020	2019	2018

Revenues
Investment income	$141	$295	$396
Total revenues	141	295	396

Expenses
Other operating expenses	$10	$86	$95
Total expenses	10	86	95

Income before income taxes and equity in net income of subsidiary	131	209	301
Federal income tax expense (benefit)	68	44	(1,165)
Net income before equity in net income (loss) of subsidiary	$63	$165	$1,466
Equity in net income (loss) of subsidiary	(112,769)	14,655	26,184
Net income (loss)	$(112,706)	$14,820	$27,650

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$47,054	$70,127	$(50,985)
Change in liability for underfunded employee benefit plans of subsidiary	18,456	(20,924)	25,513
Other comprehensive income (loss), before tax and reclassification adjustments	$65,510	$49,203	$(25,472)
Income tax effect	(13,757)	(10,334)	5,349
Other comprehensive income (loss), after tax, before reclassification adjustments	$51,753	$38,869	$(20,123)
Reclassification adjustment for net realized gains of the subsidiary included in income	(1,750)	1,521	784
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	4,289	4,497	6,642
Total reclassification adjustments, before tax	$2,539	$6,018	$7,426
Income tax effect	(534)	(1,263)	(1,559)
Total reclassification adjustments, after tax	$2,005	$4,755	$5,867

Comprehensive income (loss)	$(58,948)	$58,444	$13,394

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2020	2019	2018

Cash flows from operating activities
Net income (loss)	$(112,706)	$14,820	$27,650
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	112,769	(14,655)	(26,184)
Dividends received from subsidiary	4,000	57,000	105,000
Other, net	3,907	5,512	1,824
Total adjustments	$120,676	$47,857	$80,640
Net cash provided by operating activities	$7,970	$62,677	$108,290

Cash flows from investing activities
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(28,532)	$(32,662)	$(105,408)
Repurchase of common stock	(2,741)	(11,700)	(5,404)
Issuance of common stock	(71)	2,377	7,171
Net cash used in financing activities	$(31,344)	$(41,985)	$(103,641)

Net change in cash and cash equivalents	$(23,374)	$20,692	$4,649
Cash and cash equivalents at beginning of period	29,878	9,186	4,537
Cash and cash equivalents at end of year	$6,504	$29,878	$9,186

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Interest on Policyholders' Accounts	Premiums Written (2)
Year Ended December 31, 2020
Continuing Operations	$87,094	$1,578,131	$464,845	$1,055,082	$39,670	$869,467	$210,252	$143,332	$—	$1,011,350
Discontinued Operations(1)	—	—	—	—	—	—	—	—	—	—
Total	$87,094	$1,578,131	$464,845	$1,055,082	$39,670	$869,467	$210,252	$143,332	$—	$1,011,350
Year Ended December 31, 2019
Continuing Operations	$94,292	$1,421,754	$505,162	$1,086,972	$60,414	$830,172	$216,199	$137,415	$—	$1,096,730
Discontinued Operations(1)	—	—	—	—	—	—	—	—	—	—
Total	$94,292	$1,421,754	$505,162	$1,086,972	$60,414	$830,172	$216,199	$137,415	$—	$1,096,730
Year Ended December 31, 2018
Continuing Operations	$92,796	$1,312,483	$492,918	$1,037,451	$52,894	$731,611	$206,232	$141,473	$—	$1,061,664
Discontinued Operations(1)	—	—	—	13,003	12,663	15,846	1,895	3,864	4,499	—
Total	$92,796	$1,312,483	$492,918	$1,050,454	$65,557	$747,457	$208,127	$145,337	$4,499	$1,061,664
(1)Annuity deposits are included in future policy benefits, losses, claims and loss expenses.
(2)Pursuant to Regulation S-X, premiums written does not apply to life insurance companies.

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2020
Premiums earned
Property and casualty insurance	$1,106,327	$84,924	$33,679	$1,055,082	3.19%
Year Ended December 31, 2019
Premiums earned
Property and casualty insurance	$1,133,583	$72,023	$25,412	$1,086,972	2.34%
Year Ended December 31, 2018
Premiums earned
Property and casualty insurance	$1,083,981	$63,487	$16,957	$1,037,451	1.63%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2020	$1,239	$—	$552	$687
Year Ended December 31, 2019	785	454	—	1,239
Year Ended December 31, 2018	1,255	—	470	785

Deferred tax asset valuation allowance (1)
Year Ended December 31, 2020	$—	$—	$—	$—
Year Ended December 31, 2019	—	—	—	—
Year Ended December 31, 2018	329	—	329	—
(1)Recorded in connection with the purchase of American Indemnity Financial Corporation in 1999.

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2020	$87,094	$1,578,131	$464,845	$1,055,082	$(32,395)	$39,670	$887,119	$(17,652)	$210,252	$776,397	$1,011,350
2019	$94,292	$1,421,754	$505,162	$1,086,972	$53,779	$60,414	$835,507	$(5,335)	$216,699	$732,343	$1,096,730
2018	$92,796	$1,312,483	$492,928	$1,037,451	$(20,179)	$52,894	$785,778	$(54,167)	$206,232	$640,534	$1,061,664

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/26/2021

By:	/s/ Dawn M. Jaffray
Dawn M. Jaffray, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/26/2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Jack B. Evans	By	/s/ John Paul E. Besong
	Jack B. Evans, Chairman and Director		John Paul E. Besong, Director
Date	2/26/2021	Date	2/26/2021

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/26/2021	Date	2/26/2021

By	/s/ Christopher R. Drahozal	By	/s/ Dawn M. Jaffray
	Christopher R. Drahozal, Director		Dawn M. Jaffray, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/26/2021	Date	2/26/2021

By	/s/ Lura McBride	By	/s/ George D. Milligan
	Lura McBride, Director		George D. Milligan, Director
Date	2/26/2021	Date	2/26/2021

By	/s/ James W. Noyce	By	/s/ Mary K. Quass
	James W. Noyce, Vice Chairman and Director		Mary K. Quass, Director
Date	2/26/2021	Date	2/26/2021

By	/s/ Randy A. Ramlo	By	/s/ Kyle D. Skogman
	Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer		Kyle D. Skogman, Director
Date	2/26/2021	Date	2/26/2021

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/26/2021