Form 10-Q
period 2021-03-31
UNITED FIRE GROUP INC
filed 2021-05-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

As of May 3, 2021, 25,119,855 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2021

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission ("SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
•The frequency and severity of claims, including those related to catastrophe losses and the impact those claims have on our loss reserve adequacy; the occurrence of catastrophic events, including international events, significant severe weather conditions, climate change, acts of terrorism, acts of war and pandemics, including the ongoing impact of the novel coronavirus (COVID-19) pandemic (including the recent emergence of variant strains);
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,741,481 in 2021 and $1,720,291 in 2020; allowance for credit losses $174 in 2021 and $5 in 2020)	$1,816,765	$1,825,438
Equity securities at fair value (cost $48,996 in 2021 and $49,085 in 2020)	193,263	206,685
Mortgage loans	47,570	47,690
Less: allowance for mortgage loan losses	76	76
Mortgage loans, net	47,494	47,614
Other long-term investments	77,816	69,305
Short-term investments available-for-sale, at fair value (amortized cost $801 in 2021 and $175 in 2020)	804	175
	2,136,142	2,149,217
Cash and cash equivalents	71,514	87,948
Accrued investment income	14,662	14,615
Premiums receivable (net of allowance for doubtful accounts of $699 in 2021 and $687 in 2020)	328,389	317,292
Deferred policy acquisition costs	87,955	87,094
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $56,595 in 2021 and $55,141 in 2020)	132,273	129,874
Reinsurance receivables and recoverables (net of allowance for credit losses of $233 in 2021 and $190 in 2020)	163,541	160,540
Prepaid reinsurance premiums	13,413	12,965
Intangible assets	6,565	6,743
Income taxes receivable	66,208	66,194
Other assets	44,305	37,196
TOTAL ASSETS	$3,064,967	$3,069,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,613,025	$1,578,131
Unearned premiums	461,530	464,845
Accrued expenses and other liabilities	92,401	126,624
Long term debt	50,000	50,000
Deferred tax liability	24,412	24,929
TOTAL LIABILITIES	$2,241,368	$2,244,529
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,119,855 and 25,055,479 shares issued and outstanding in 2021 and 2020, respectively	$25	$25
Additional paid-in capital	202,874	202,359
Retained earnings	570,789	555,854
Accumulated other comprehensive income, net of tax	49,911	66,911
TOTAL STOCKHOLDERS’ EQUITY	$823,599	$825,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,064,967	$3,069,678
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2021	2020
Revenues
Net premiums earned	$259,225	$268,849
Investment income, net of investment expenses	17,081	2,363
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $(807) in 2021 and $(121) in 2020; previously included in accumulated other comprehensive income)	24,508	(93,407)
Other income (loss)	(79)	—
Total revenues	$300,735	$177,805
Benefits, Losses and Expenses
Losses and loss settlement expenses	$206,398	$186,503
Amortization of deferred policy acquisition costs	53,265	54,452
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,667 in 2021 and $1,072 in 2020; previously included in accumulated other comprehensive income)	18,368	41,849
Total benefits, losses and expenses	$278,031	$282,804
Income (loss) before income taxes	$22,704	$(104,999)
Federal income tax expense (benefit) (includes reclassifications of $520 in 2021 and $250 in 2020; previously included in accumulated other comprehensive income)	4,002	(32,465)
Net Income (loss)	$18,702	$(72,534)
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(30,497)	$7,168
Change in liability for underfunded employee benefit plans	6,505	(1,593)
Other comprehensive income, before tax and reclassification adjustments	$(23,992)	$5,575
Income tax effect	5,038	(1,171)
Other comprehensive income, after tax, before reclassification adjustments	$(18,954)	$4,404
Reclassification adjustment for net realized investment losses included in income	$807	$121
Reclassification adjustment for employee benefit costs included in expense	1,667	1,072
Total reclassification adjustments, before tax	$2,474	$1,193
Income tax effect	(520)	(250)
Total reclassification adjustments, after tax	$1,954	$943
Comprehensive income (loss)	$1,702	$(67,187)
Diluted weighted average common shares outstanding	25,379,812	25,014,027
Earnings (loss) per common share:
Basic	$0.75	$(2.90)
Diluted	0.74	(2.90)
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income (loss)	—	—	—	18,702	—	18,702
Shares repurchased	(207)	—	(7)	—	—	(7)
Stock based compensation	64,583	—	522	—	—	522
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation(1)	—	—	—	—	(23,456)	(23,456)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	6,456	6,456
Balance, March 31, 2021	25,119,855	$25	$202,874	$570,789	$49,911	$823,599
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	—	—	(72,534)	—	(72,534)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	70,597	—	879	—	—	879
Dividends on common stock $0.33 per share)	—	—	—	(8,249)	—	(8,249)
Change in net unrealized investment appreciation(1)	—	—	—	—	4,500	4,500
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Balance, March 31, 2020	25,016,093	$25	$198,317	$616,303	$18,499	$833,144
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$18,702	$(72,534)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	3,586	3,008
Depreciation and amortization	1,628	1,636
Stock-based compensation expense	1,009	1,634
Net realized investment (gains) losses	(24,508)	93,407
Net cash flows from equity and trading investments	38,737	2,156
Deferred income tax benefit	4,002	(21,803)
Changes in:
Accrued investment income	(47)	(11)
Premiums receivable	(11,097)	(5,570)
Deferred policy acquisition costs	(861)	(43)
Reinsurance receivables	(3,001)	(26,026)
Prepaid reinsurance premiums	(448)	(2,139)
Income taxes receivable	(14)	(15,150)
Other assets	(7,109)	(7,126)
Losses and loss settlement expenses	34,894	16,651
Unearned premiums	(3,315)	15,798
Accrued expenses and other liabilities	(26,116)	(1,958)
Deferred income taxes	—	4,463
Other, net	(6,532)	11,120
Cash from operating activities	808	70,047
Net cash provided by (used in) operating activities	$19,510	$(2,487)
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$99,682	$11,910
Proceeds from call and maturity of available-for-sale investments	72,617	68,976
Proceeds from sale of other investments	621	1,889
Purchase of investments in mortgage loans	—	(2,746)
Purchase of investments available-for-sale	(198,331)	(57,182)
Purchase of other investments	(2,423)	(1,469)
Net purchases and sales of property and equipment	(3,848)	(7,144)
Net cash provided by (used in) investing activities	$(31,682)	$14,234
Cash Flows From Financing Activities
Issuance of common stock	$(488)	$(755)
Repurchase of common stock	(7)	(2,741)
Payment of cash dividends	(3,767)	(8,249)
Net cash used in financing activities	$(4,262)	$(11,745)

Net Change in Cash and Cash Equivalents	$(16,434)	$2
Cash and Cash Equivalents at Beginning of Period	87,948	120,722
Cash and Cash Equivalents at End of Period	$71,514	$120,724
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as property and casualty insurers in 50 states and the District of Columbia.
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2020, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management of UFG believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Information

Subsequent to the announcement of the sale of our life insurance business on September 19, 2017, our continuing operations, the property and casualty insurance business, was reported as one reportable segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. The property and casualty insurance business geographic concentration did not change after the announcement of the sale of the life insurance business. We will continue to evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971 and Syndicate 4747. At March 31, 2021, the Company's FAL investments were comprised of cash of $18,101 on deposit with Lloyd's in order to satisfy these FAL requirements. The results of the syndicates are normally reported on a quarter lag, except when information is available that is material to the current period. For the first quarter of 2021, the Company recorded estimates of premiums, losses and loss settlement reserves and expenses and underwriting expenses, including deferred acquisition costs, based on the information provided by the syndicates. These amounts will be revised based on reported information, if necessary, with changes reflected in second quarter operations.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held by Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
For the three-month periods ended March 31, 2021 and 2020, we made payments for income taxes totaling $14 and $20, respectively. We did not receive a tax refund during the three-month periods ended March 31, 2021 and 2020.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2021.

Total
Recorded asset at beginning of period	$87,094
Underwriting costs deferred	54,125
Amortization of deferred policy acquisition costs	(53,264)
Recorded asset at March 31, 2021	$87,955

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
Other Intangible Assets
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

UF&C sold an aggregate principal amount of $50,000 of notes due 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes. The notes are presented as a long term debt liability in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows.

Interest payments under the surplus notes are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the three-month period ended March 31, 2021, interest totaled $797 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as an expense in other underwriting expenses in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision. As of March 31, 2021, there was no income tax benefit as the result of the CARES Act. As of March 31,2020, there was an income tax benefit of $9,500 as the result of the CARES Act.
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
We reported consolidated federal income tax expense of $4,002 for the three-month period ended March 31, 2021 compared to income tax benefit of $32,465 during the same period of 2020. Our effective tax rate for 2021 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income. Our effective tax rate for 2020 is different than the federal statutory rate of 21 percent, due principally to the impact of the provisions of the CARES Act.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2021 or December 31, 2020. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at March 31, 2021 was $3,371 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of March 31, 2021 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of March 31, 2021, the Company had a credit loss allowance for reinsurance receivables of $233.

Rollforward of credit loss allowance for reinsurance receivable:
As of
March 31, 2021
Beginning balance, January 1, 2021	$190
Current-period provision for expected credit losses	43
Ending balance of the allowance for reinsurance receivable, March 31, 2021	$233

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

COVID-19 Pandemic

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities for the full year of 2020 and the economic uncertainty continued into the three-month period ended March 31, 2021. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2021
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance modifies disclosures, but will not have an impact on the Company's financial position and results of operations.
Income Taxes
In December 2019, the FASB issued new guidance which simplifies the accounting for income taxes by removing certain exceptions to income tax accounting. The amendments also improve consistent application of and simplify

GAAP for other areas of income tax accounting. The new guidance clarifies and amends existing guidance, including removing certain requirements that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance did not have an impact on the Company’s financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity and short-term investments, presented on a consolidated basis, as of March 31, 2021 and December 31, 2020, is provided below:

March 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$70,254	$343	$505	$70,092	$—	$70,092
U.S. government agency	87,150	3,265	2,258	88,157	—	88,157
States, municipalities and political subdivisions
General obligations:
Midwest	68,578	2,951	—	71,529	—	71,529
Northeast	29,018	1,081	—	30,099	—	30,099
South	94,493	4,695	—	99,188	—	99,188
West	97,459	6,042	—	103,501	—	103,501
Special revenue:
Midwest	123,401	8,257	—	131,658	—	131,658
Northeast	56,193	3,972	—	60,165	—	60,165
South	211,100	15,728	98	226,730	—	226,730
West	131,711	8,375	—	140,086	—	140,086
Foreign bonds	26,372	1,171	134	27,409	—	27,409
Public utilities	95,501	5,155	523	100,133	—	100,133
Corporate bonds
Energy	24,101	2,306	—	26,407	—	26,407
Industrials	53,535	2,618	572	55,581	—	55,581
Consumer goods and services	66,557	3,233	1,285	68,505	—	68,505
Health care	29,025	662	1,188	28,499	—	28,499
Technology, media and telecommunications	66,211	3,679	1,956	67,934	—	67,934
Financial services	101,002	5,504	487	106,019	174	105,845
Mortgage-backed securities	26,092	351	143	26,300	—	26,300
Collateralized mortgage obligations
Government national mortgage association	83,303	3,454	113	86,644	—	86,644
Federal home loan mortgage corporation	139,364	1,570	1,402	139,532	—	139,532
Federal national mortgage association	60,744	1,642	463	61,923	—	61,923
Asset-backed securities	317	531	—	848	—	848
Total Available-for-Sale Fixed Maturities	$1,741,481	$86,585	$11,127	$1,816,939	$174	$1,816,765
Short-Term Investments	$801	$3	$—	$804	$—	$804
Total Available-for-Sale Investments	$1,742,282	$86,588	$11,127	$1,817,743	$174	$1,817,569

December 31, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$149,481	$482	$25	$149,938	$—	$149,938
U.S. government agency	60,502	4,016	—	64,518	—	64,518
States, municipalities and political subdivisions
General obligations:
Midwest	77,933	4,047	—	81,980	—	81,980
Northeast	29,071	1,379	—	30,450	—	30,450
South	104,522	5,448	—	109,970	—	109,970
West	102,590	7,431	—	110,021	—	110,021
Special revenue:
Midwest	115,956	9,142	—	125,098	—	125,098
Northeast	56,317	4,759	—	61,076	—	61,076
South	208,739	17,967	—	226,706	—	226,706
West	129,417	9,982	—	139,399	—	139,399
Foreign bonds	27,799	1,805	2	29,602	—	29,602
Public utilities	76,114	7,388	—	83,502	—	83,502
Corporate bonds
Energy	22,441	2,895	—	25,336	—	25,336
Industrials	39,513	3,744	—	43,257	—	43,257
Consumer goods and services	46,521	4,046	—	50,567	—	50,567
Health care	6,678	898	—	7,576	—	7,576
Technology, media and telecommunications	37,270	4,381	15	41,636	—	41,636
Financial services	93,736	7,564	269	101,031	5	101,026
Mortgage-backed securities	20,305	326	54	20,577	—	20,577
Collateralized mortgage obligations
Government national mortgage association	81,758	4,439	45	86,152	—	86,152
Federal home loan mortgage corporation	151,362	2,239	758	152,843	—	152,843
Federal national mortgage association	81,952	2,013	683	83,282	—	83,282
Asset-backed securities	314	612	—	926	—	926
Total Available-for-Sale Fixed Maturities	$1,720,291	$107,003	$1,851	$1,825,443	$5	$1,825,438

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2021, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
March 31, 2021	Amortized Cost	Fair Value
Due in one year or less	$29,859	$30,220
Due after one year through five years	482,121	506,835
Due after five years through 10 years	374,037	393,314
Due after 10 years	545,644	571,323
Asset-backed securities	317	848
Mortgage-backed securities	26,092	26,300
Collateralized mortgage obligations	283,411	288,099
	$1,741,481	$1,816,939
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended March 31,
	2021	2020
Net realized investment gains (losses):
Fixed maturities:
Available-for-sale	$(637)	$(30)
Allowance for credit losses	(170)	(59)
Trading Securities	—	(2,457)
Equity securities	25,315	(90,828)
Mortgage loans allowance for credit losses	—	(5)
Real estate	—	(28)
Total net realized investment gains (losses)	$24,508	$(93,407)

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from sales	$31,091	$11,910
Gross realized gains	1	172
Gross realized losses	638	382

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $6,061 at March 31, 2021.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at March 31, 2021 was $24,889 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2021	2020
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(29,691)	$5,696
Income tax effect	6,235	(1,196)
Total change in net unrealized investment appreciation, net of tax	$(23,456)	$4,500
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at March 31, 2021:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
March 31, 2021
Beginning balance, January 1, 2021	$5
Additions to the allowance for credit losses for which credit losses were not previously recorded	169
Ending balance, March 31, 2021	$174

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at March 31, 2021 and December 31, 2020. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2021	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	8	$62,122	$505	—	$—	$—	$62,122	$505
U.S. government agency	4	27,391	2,258	—	—	—	27,391	2,258
States, municipalities and political subdivisions
General obligations
South	1	1,176	98	—	—	—	1,176	98
Foreign bonds	3	$5,770	$134	—	$—	$—	$5,770	$134
Public utilities	7	20,607	523	—	—	—	20,607	523
Corporate bonds
Industrials	6	16,436	572	—	—	—	16,436	572
Consumer goods and services	5	19,897	1,285	—	—	—	19,897	1,285
Health care	5	21,508	1,188	—	—	—	21,508	1,188
Technology, media and telecommunications	9	24,792	1,956	—	—	—	24,792	1,956
Financial services	6	13,262	231	—	—	—	13,262	231
Mortgage-backed securities	7	17,126	143	2	14	—	17,140	143
Collateralized mortgage obligations
Federal home loan mortgage corporation	24	90,493	1,402	—	—	—	90,493	1,402
Federal national mortgage association	9	26,987	463	—	—	—	26,987	463
Government national mortgage association	4	15,547	113	—	—	—	15,547	113
Total Available-for-Sale Fixed Maturities	98	$363,114	$10,871	2	$14	$—	$363,128	$10,871

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$86,371	$25	—	$—	$—	$86,371	$25
Foreign bonds	1	2,000	2	—	—	—	2,000	2
Technology, media and telecommunications	1	2,020	15	—	—	—	2,020	15
Financial services	1	2,995	5	1	3,000	7	5,995	12
Mortgage-backed securities	2	8,099	53	5	118	1	8,217	54
Collateralized mortgage obligations
Federal home loan mortgage corporation	24	97,691	758	1	26	—	97,717	758
Federal national mortgage association	10	44,677	683	—	—	—	44,677	683
Government national mortgage association	2	12,394	45	1	24	—	12,418	45
Total Available-for-Sale Fixed Maturities	46	$256,247	$1,586	8	$3,168	$8	$259,415	$1,594

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2021, the cash surrender value of the COLI policies was $9,188, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flows analysis.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,816,939	$1,816,765	$1,825,443	$1,825,438
Equity securities	193,263	193,263	206,685	206,685
Mortgage loans	48,129	47,494	48,932	47,614
Other long-term investments	77,816	77,816	69,305	69,305
Short-term investments	804	804	175	175
Cash and cash equivalents	71,514	71,514	87,948	87,948
Corporate-owned life insurance	9,188	9,188	8,557	8,557
Liabilities
Long Term Debt	46,683	50,000	50,000	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2021 and December 31, 2020:

March 31, 2021		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$70,092	$—	$70,092	$—
U.S. government agency	88,157	—	88,157	—
States, municipalities and political subdivisions
General obligations
Midwest	71,529	—	71,529	—
Northeast	30,099	—	30,099	—
South	99,188	—	99,188	—
West	103,501	—	103,501	—
Special revenue
Midwest	131,658	—	131,658	—
Northeast	60,165	—	60,165	—
South	226,730	—	226,730	—
West	140,086	—	140,086	—
Foreign bonds	27,409	—	27,409	—
Public utilities	100,133	—	100,133	—
Corporate bonds
Energy	26,407	—	26,407	—
Industrials	55,581	—	55,581	—
Consumer goods and services	68,505	—	68,505	—
Health care	28,499	—	28,499	—
Technology, media and telecommunications	67,934	—	67,934	—
Financial services	106,019	—	105,869	150
Mortgage-backed securities	26,300	—	26,300	—
Collateralized mortgage obligations
Government national mortgage association	86,644	—	86,644	—
Federal home loan mortgage corporation	139,532	—	139,532	—
Federal national mortgage association	61,923	—	61,923	—
Asset-backed securities	848	—	—	848
Total Available-for-Sale Fixed Maturities	$1,816,939	$—	$1,815,941	$998
EQUITY SECURITIES
Common stocks
Public utilities	$16,695	$16,695	$—	$—
Energy	8,194	8,194	—	—
Industrials	38,430	38,430	—	—
Consumer goods and services	40,056	40,056	—	—
Health care	18,316	18,316	—	—
Technology, media and telecommunications	17,749	17,749	—	—

Financial services	53,228	53,228	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$193,263	$192,668	$—	$595
Short-Term Investments	$804	$804	$—	$—
Money Market Accounts	$41,378	$41,378	$—	$—
Corporate-Owned Life Insurance	$9,188	$—	$9,188	$—
Total Assets Measured at Fair Value	$2,061,572	$234,850	$1,825,129	$1,593

December 31, 2020		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$149,938	$—	$149,938	$—
U.S. government agency	64,518	—	64,518	—
States, municipalities and political subdivisions
General obligations
Midwest	81,980	—	81,980	—
Northeast	30,450	—	30,450	—
South	109,970	—	109,970	—
West	110,021	—	110,021	—
Special revenue
Midwest	125,098	—	125,098	—
Northeast	61,076	—	61,076	—
South	226,706	—	226,706	—
West	139,399	—	139,399	—
Foreign bonds	29,602	—	29,602	—
Public utilities	83,502	—	83,502	—
Corporate bonds
Energy	25,336	—	25,336	—
Industrials	43,257	—	43,257	—
Consumer goods and services	50,567	—	50,567	—
Health care	7,576	—	7,576	—
Technology, media and telecommunications	41,636	—	41,636	—
Financial services	101,031	—	100,781	250
Mortgage-backed securities	20,577	—	20,577	—
Collateralized mortgage obligations
Government national mortgage association	86,152	—	86,152	—
Federal home loan mortgage corporation	152,843	—	152,843	—
Federal national mortgage association	83,282	—	83,282	—
Asset-backed securities	926	—	—	926
Total Available-for-Sale Fixed Maturities	$1,825,443	$—	$1,824,267	$1,176
EQUITY SECURITIES

Common stocks
Public utilities	$16,320	$16,320	$—	$—
Energy	9,918	9,918	—	—
Industrials	36,556	36,556	—	—
Consumer goods and services	32,061	32,061	—	—
Health care	24,549	24,549	—	—
Technology, media and telecommunications	17,109	17,109	—	—
Financial services	69,577	69,577	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$206,685	$206,090	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$24,790	$24,790	$—	$—
Corporate-Owned Life Insurance	$8,557	$—	$8,557	$—
Total Assets Measured at Fair Value	$2,065,650	$231,055	$1,832,824	$1,771
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2021 and December 31, 2020 was reasonable.
For the three-month period ended March 31, 2021, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’

valuation processes. The following table provides a quantitative information about our Level 3 securities at March 31, 2021:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	March 31, 2021
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	848	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x
During the three-month period ended March 31, 2021, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2021:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2021	$250	$926	$595	$1,771
Net unrealized gains (losses)(1)	—	(78)	—	(78)
Transfers out	(100)	—	—	(100)
Balance at March 31, 2021	$150	$848	$595	$1,593
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2021 and December 31, 2020:

Commercial Mortgage Loans
	March 31, 2021	December 31, 2020
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$30,253	$30,361
65%-75%	17,317	17,329
Total amortized cost	$47,570	$47,690
Allowance for mortgage loan losses	(76)	(76)
Mortgage loans, net	$47,494	$47,614

Mortgage Loans by Region
	March 31, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.8%	$3,245	6.8%
Southern Atlantic	9,709	20.4	9,752	20.5
East South Central	8,155	17.1	8,197	17.2
New England	6,588	13.8	6,588	13.8
Middle Atlantic	14,900	31.4	14,936	31.2
Mountain	2,227	4.7	2,227	4.7
West North Central	2,746	5.8	2,745	5.8
Total mortgage loans at amortized cost	$47,570	100.0%	$47,690	100.0%

Mortgage Loans by Property Type
	March 31, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$17,025	35.7%	$17,038	35.7%
Office	11,790	24.8	11,861	24.9
Industrial	10,124	21.3	10,124	21.2
Retail	2,227	4.7	2,227	4.7
Mixed use/Other	6,404	13.5	6,440	13.5
Total mortgage loans at amortized cost	$47,570	100.0%	$47,690	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2021	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$—	$5,524	$8,380	$18,582	$32,486
3-4 internal grade	—	—	8,496	6,588	15,084
5 internal grade	—	—	—	—	—
6 internal grade	—	—	—	—	—
7 internal grade	—	—	—	—	—
Total commercial mortgage loans	$—	$5,524	$16,876	$25,170	$47,570
Current-period write-offs	—	—	—	—	—
Current-period recoveries	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—
Commercial mortgage loans carrying value excludes accrued interest of $168. As of March 31, 2021, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2021, the Company had an allowance for mortgage loan losses of $76, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
March 31, 2021
Beginning balance, January 1, 2021	$76
Current-period provision for expected credit losses	—
Ending balance of the allowance for mortgage loan losses, March 31, 2021	$76

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2021 and December 31, 2020 (net of reinsurance amounts):

	March 31, 2021	December 31, 2020
Gross liability for losses and loss settlement expenses at beginning of year	$1,578,131	$1,421,754
Ceded losses and loss settlement expenses	(131,843)	(68,536)
Net liability for losses and loss settlement expenses at beginning of year	$1,446,288	$1,353,218
Losses and loss settlement expenses incurred for claims occurring during
Current year	$217,621	$887,119
Prior years	(13,259)	(17,652)
Total incurred	$206,398	$869,467
Losses and loss settlement expense payments for claims occurring during
Current year	$54,053	$354,635
Prior years	123,533	421,762
Total paid	$177,586	$776,397
Net liability for losses and loss settlement expenses at end of year	$1,475,100	$1,446,288
Ceded loss and loss settlement expenses	137,925	131,843
Gross liability for losses and loss settlement expenses at end of period	$1,613,025	$1,578,131

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

Reserve Development

The significant drivers of the favorable reserve development in the three-month period ended March 31, 2021. Three lines contributing the majority of the favorable development were commercial fire and allied lines, personal fire and allied lines and fidelity and surety. Both loss and loss adjustment expense contributed to the favorable development. A partial offset to the favorable development came from two lines which had unfavorable development with the largest portion coming from commercial liability and the remainder coming from reinsurance assumed. Commercial liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss; favorable loss adjustment expense ("LAE") development partially offset the unfavorable loss experience.

The significant drivers of the favorable reserve development for the full year of 2020 were workers' compensation, commercial fire and allied lines, fidelity and surety and personal automobile. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines with the largest contribution coming from commercial liability, reinsurance assumed and commercial automobile. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss. LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for reinsurance assumed was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2021	2020	2021	2020

Net periodic benefit cost
Service cost	$3,020	$2,707	$148	$432
Interest cost	1,728	2,066	69	253
Expected return on plan assets	(4,202)	(3,385)	—	—
Amortization of prior service credit	(809)	—	(3,196)	(2,021)
Amortization of net loss	999	979	492	94
Special event plan closure	—	—	(20,177)	—
Net periodic benefit cost	$736	$2,367	$(22,664)	$(1,242)

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
In January 2021, the Company decided to change the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the table above, with a one-time adjustment presented in the line "Special event plan closure" and an additional adjustment in the line "Amortization of prior service credit" recorded in first quarter of 2021. There will be continuing amortization of prior service credits through the end of 2022 related to these plan changes.

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we expected to contribute $10,000 to the pension plan in 2021. For the three-month period ended March 31, 2021, we contributed $2,500 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan (as amended, the "Stock Plan"). At March 31, 2021, there were 579,589 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with United Fire.

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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2021	From Inception to March 31, 2021
Beginning balance	700,680	1,900,000
Additional shares authorized	—	1,500,000
Number of awards granted	(153,260)	(3,442,159)
Number of awards forfeited or expired	32,169	621,748
Ending balance	579,589	579,589
Number of option awards exercised	4,500	1,478,589
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	51,902	216,280

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At March 31, 2021, the Company had 162,862 authorized shares available for future issuance.
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

The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2021	From Inception to March 31, 2021
Beginning balance	160,135	300,000
Additional authorization	—	150,000
Number of awards granted	—	(313,868)
Number of awards forfeited or expired	2,727	26,730
Ending balance	162,862	162,862
Number of option awards exercised	8,181	142,001
Number of restricted stock awards vested	—	98,491

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2021 and 2020, we recognized stock-based compensation expense of $1,008 and $1,634, respectively.

As of March 31, 2021, we had $6,396 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2021 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2021	$2,565
2022	2,216
2023	1,372
2024	231
2025	12
Total	$6,396
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

The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2021		2020
	Basic	Diluted	Basic	Diluted
Net income (loss)	$18,702	$18,702	$(72,534)	$(72,534)
Weighted-average common shares outstanding	25,085,914	25,085,914	25,014,027	25,014,027
Add dilutive effect of restricted stock unit awards	—	229,930	—	—
Add dilutive effect of stock options	—	63,968	—	—
Weighted-average common shares outstanding	25,085,914	25,379,812	25,014,027	25,014,027
Earnings (loss) per common share	$0.75	$0.74	$(2.90)	$(2.90)
Awards excluded from diluted earnings per share calculation(1)	—	515,984	—	379,282
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 8. DEBT

Long Term Debt

The Company executed a private placement debt transaction on December 15, 2020 between UF&C, and Federated Mutual and Federated Life.

UF&C sold an aggregate principal amount of $50,000 of notes due 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes.

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the three-month period ended March 31, 2021, interest expense totaled $797. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

Credit Facilities

On March 31, 2020, UF&C, a wholly owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing-line loan for working capital and other general corporate purposes. The Credit Agreement is provided by the Lenders on an unsecured basis, and UF&C has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.

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
There was no outstanding balance on the Credit Agreement at March 31, 2021 and 2020, respectively. For the three-month periods ended March 31, 2021 and 2020, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at March 31, 2021.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2021:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2021	83,070	(16,159)	$66,911
Change in accumulated other comprehensive income before reclassifications	(24,093)	5,139	(18,954)
Reclassification adjustments from accumulated other comprehensive income (loss)	637	1,317	1,954
Balance as of March 31, 2021	$59,614	$(9,703)	$49,911
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2021, we have leases with remaining terms of 1 year to 7 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.

The components of our operating leases were as follows for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Components of lease expense:
Operating lease expense	$1,782	$2,029
Less sublease income	53	122
Net lease expense	1,729	1,907
Cash flows information related to leases:
Operating cash outflow from operating leases	1,747	1,639

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no changes in our critical accounting policies from December 31, 2020.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Our Consolidated Financial Statements are prepared on the basis of GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 50 states plus the District of Columbia and are represented by approximately 1,000 independent agencies.
Our primary sources of revenue are premiums and investment income. Major categories of expenses from our operations include losses and loss settlement expenses, underwriting and other operating expenses.
Reportable Segments

Subsequent to the announcement of the sale of the life insurance business on September 19, 2017, we have operated and report as one business segment. For more information, refer to Part I, Item 1, Note 1. "Nature of Operations and Basis of Presentation."
Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyds ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971 and Syndicate 4747. At March 31, 2021, the Company's FAL investments were comprised of cash of $18.1 million on deposit with Lloyd's in order to satisfy these FAL requirements. The results of the syndicates are normally reported on a quarter lag, except when information is available that is material to the current period. For the first quarter of 2021, the Company recorded estimates of premiums, losses and loss settlement reserves and expenses and underwriting expenses, including deferred acquisition costs, based on the forecast provided by the syndicates. These amounts will be revised, if necessary, with changes reflected in second quarter operations.

Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020, subject to the receipt of applicable regulatory approvals. As part of this agreement, Nationwide has offered contracts to many of our personal lines agents across the country, with the exception of agents in Louisiana. In Louisiana, we began non-renewing all personal lines policies in January 2021. Nationwide has been offering replacement policies to most of our personal lines policyholders at the time of renewal. There are three categories of policies where they are refusing to offer replacement coverage directly.

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

Geographic Concentration

For the three-month period ended March 31, 2021, approximately 49.0 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.
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
Nearly all of the policies we have issued contain contract language that specifically excludes business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully scrutinize each claim and will afford coverage when appropriate. At this time, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which could impact our business, financial condition, results of operations and liquidity.

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See Part 1, Item 1, Note 8 "Debt" for more information. Our share repurchase program was suspended in mid-March 2020 and restarted in the first quarter of 2021. Also, the Company maintained the payment of quarterly cash dividends during 2020 and 2021, with first quarter of 2021 marking the 212th consecutive quarter of paying dividends since March 1968.

Stockholders' equity decreased slightly to $823.6 million at March 31, 2021, from $825.1 million at December 31, 2020. This decrease is primarily attributed to a decrease in net unrealized investment gains on fixed maturity securities of $23.5 million, net of tax, and shareholder dividends of $3.8 million, partially offset by net income of $18.7 million during the first three months of 2021.

As of March 31, 2021, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of March 31, 2021, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The decline in certain sectors of the equity markets in 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships, however those sectors have now recovered as of March 31, 2021. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. During the three-month period ended March 31, 2021 we had a recovery in the fair value of equity securities of $20.6 million and an increase in value of our investments in limited liability partnerships of $6.6 million from the values reported at December 31, 2020.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized a decrease in unrealized gains of $23.5 million, net of tax, at March 31, 2021 on its available-for-sale fixed maturity portfolio. In addition, we also adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of March 31, 2021. For more information on credit losses recognized in the three-month period ended March 31, 2021, please refer to the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2021	2020	%
Revenues
Net premiums earned	$259,225	$268,849	(3.6)%
Investment income, net of investment expenses	17,081	2,363	NM
Net realized investment gains (losses)	24,508	(93,407)	(126.2)
Other income	(79)	—	NM
Total revenues	$300,735	$177,805	69.1%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$206,398	$186,503	10.7%
Amortization of deferred policy acquisition costs	53,265	54,452	(2.2)
Other underwriting expenses	18,368	41,849	(56.1)
Total benefits, losses and expenses	$278,031	$282,804	(1.7)%

Income (loss) before income taxes	$22,704	$(104,999)	(121.6)%
Federal income tax expense (benefit)	4,002	(32,465)	(112.3)
Net income (loss)	$18,702	$(72,534)	(125.8)

GAAP Ratios:
Net loss ratio (without catastrophes)	68.3%	63.7%	7.2%
Catastrophes - effect on net loss ratio	11.3	5.7	98.2
Net loss ratio(1)	79.6%	69.4%	14.7%
Expense ratio(2)	27.6	35.8	(22.9)
Combined ratio(3)	107.2%	105.2%	1.9%
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
NM = Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2021:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2021, net income was $18.7 million compared to a net loss of $72.5 million for the same period of 2020. The change was primarily due to an increase in net realized investment gains from an increase in the fair value of equity securities as compared to net realized investment losses in the same period of 2020, and a decrease in other underwriting expenses, partially offset by an increase in losses and loss settlement expenses, namely from catastrophe losses, and a decrease in net premiums earned.

Net premiums earned decreased 3.6 percent during the three-month period ended March 31, 2021 compared to the same period of 2020. The decrease in the three-month period ended March 31, 2021 was primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business and exit of the personal lines business which began in September 2020. These were partially offset by growth in our reinsurance assumed business and the addition of our participation in Lloyd's syndicates.

Net investment income was $17.1 million for the first quarter of 2021 as compared to net investment income of $2.4 million for the same period in 2020. The increase in net investment income in the first quarter of 2021 as compared to the same period in 2020 was primarily due to an increase in the fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net realized investment gains of $24.5 million during the first quarter of 2021, compared to net realized investment losses of $93.4 million for the same period in 2020. The change in the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily due to the change in the fair value of equity securities.

Losses and loss settlement expenses increased by 10.7 percentage points during the three-month period ended March 31, 2021 compared to the same period in 2020. The increase in losses and loss settlement expenses primarily was due to an increase in catastrophe losses as compared to the same period in 2020.

The GAAP combined ratio increased by 2.0 percentage points to 107.2 percent for the first quarter of 2021, compared to 105.2 percent in the same period in 2020. For the three-month period ended March 31, 2021, the increase in the combined ratio was primarily driven by an increase in the net loss ratio partially offset by a decrease in the expense ratio.

The GAAP net loss ratio deteriorated 10.2 percentage points during three-month period ended March 31, 2021 as compared to the same period in 2020. The increase in the net loss ratio was primarily due to an increase in catastrophe losses and severity of commercial auto losses.

Pre-tax catastrophe losses in the first quarter of 2021 were higher when compared to first quarter of 2020, with catastrophe losses adding 11.3 percentage points to the combined ratio in 2021 as compared to 5.7 percentage points in 2020. The most significant catastrophe loss in the first quarter of 2021 was winter storm Uri, which was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million. Our 10-year historical average for first quarter catastrophe losses is 4.0 percentage points added to the combined ratio.

The expense ratio for the first quarter of 2021 was 27.6 percent compared to 35.8 percent for the first quarter in 2020. The decrease in the expense ratio during the three-month period ended March 31, 2021 as compared to the same period in 2020 was primarily due to a change in the design of our employee post-retirement benefit plans.

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

2021 Development

The property and casualty insurance business experienced $13.3 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2021. Three lines contributing the majority of the favorable development were commercial fire and allied lines which had $13.7 million favorable development, personal fire and allied lines with $3.6 million favorable development, and fidelity and surety with $1.8 million favorable development. Both loss and LAE contributed to the favorable development. A partial offset to the favorable development came from two lines which had unfavorable development with the largest portion coming from commercial other liability which experienced $5.4 million unfavorable development and the remainder coming from reinsurance assumed which was $3.1 million unfavorable. All other lines combined contributed favorable reserve development of $2.7 million. Commercial other liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Favorable LAE development partially offset the unfavorable loss experience.

2020 Development

The property and casualty insurance business experienced $13.7 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2020. The favorable development was primarily driven by two lines of business: workers' compensation, which had $8.2 million favorable development and commercial fire and allied lines with $8.0 million favorable development. The lines of business which experienced favorable development benefited from favorable prior accident year decreases in both loss and LAE. A partial offset to the favorable development came primarily from commercial other liability which experienced $6.8 million unfavorable development. Commercial liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Favorable loss adjustment expense development partially offset the unfavorable loss experience.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2021, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2021			2020
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$75,359	$42,147	55.9%	$79,309	$43,723	55.1%
Fire and allied lines	58,332	62,974	108.0	61,669	51,925	84.2
Automobile	65,977	67,202	101.9	78,018	65,305	83.7
Workers' compensation	16,502	7,780	47.1	19,428	7,708	39.7
Fidelity and surety	7,360	1,079	14.7	6,418	32	0.5
Miscellaneous	349	(18)	(5.2)	395	92	23.3
Total commercial lines	$223,879	$181,164	80.9%	$245,237	$168,785	68.8%

Personal lines
Fire and allied lines	$6,221	$4,609	74.1%	$9,970	$6,734	67.5%
Automobile	4,040	3,300	81.7	7,630	5,149	67.5
Miscellaneous	177	90	50.8	306	2,606	NM
Total personal lines	$10,438	$7,999	76.6%	$17,906	$14,489	80.9%
Reinsurance assumed	$24,908	$17,235	69.2%	$5,706	$3,229	56.6%
Total	$259,225	$206,398	79.6%	$268,849	$186,503	69.4%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Commercial fire and allied lines - The net loss ratio deteriorated 23.8 percentage points in the three-month period ended March 31, 2021, compared to the same period in 2020. The deterioration is attributable to an increase in catastrophe losses primarily from winter storm Uri, mostly occurring in the state of Texas.

•Commercial automobile - The net loss ratio deteriorated 18.2 percentage points in the three-month period ended March 31, 2021, compared to the same period in 2020. The deterioration is attributable to an increase in claims severity.

•Fidelity and surety - The net loss ratio deteriorated 14.2 percentage points in the three-month period ended March 31, 2021, compared to the same period in 2020. This deterioration is primarily attributable to a large claim that was reported during the first quarter of 2021.

•Reinsurance assumed - The net loss ratio deteriorated 12.6 percentage points in the three-month period ended March 31, 2021, compared to the same period in 2020. The deterioration is attributable to increased loss IBNR reserves along with an increase in reserves for reported claims in 2021.

Financial Condition

Stockholders' equity decreased to $823.6 million at March 31, 2021, from $825.1 million at December 31, 2020. The Company's book value per share was $32.79, which is a decrease of $0.14 per share, or 0.4 percent from

December 31, 2020. The decrease is primarily attributed to a decrease in net unrealized investment gains on fixed maturity securities of $23.5 million, net of tax, and shareholder dividends of $3.8 million, partially offset by net income of $18.7 million and change in our pension and post-retirement plans liability in accumulated other comprehensive income of $6.4 million, net of tax, during the first three months of 2021.

Investment Portfolio

Our invested assets totaled $2.1 billion at March 31, 2021, compared to $2.1 billion at December 31, 2020, a decrease of $13.1 million. At March 31, 2021, fixed maturity securities and equity securities made up 85.0 percent and 9.0 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at March 31, 2021 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,816,765	85.0%
Equity securities	193,263	9.0
Mortgage loans	47,494	2.3
Other long-term investments	77,816	3.7
Short-term investments	804	—
Total	$2,136,142	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

As of March 31, 2021 and December 31, 2020, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at March 31, 2021 and December 31, 2020. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2021		December 31, 2020
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$743,610	40.9%	$817,142	44.8%
AA	637,625	35.1	639,011	35.0
A	215,383	11.9	182,011	10.0
Baa/BBB	204,072	11.2	172,078	9.4
Other/Not Rated	16,075	0.9	15,196	0.8
	$1,816,765	100.0%	$1,825,438	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three-month period ended March 31, 2021, compared with the same period of 2020 primarily due to the change in value of our investments in limited liability partnerships.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2021, the change in value of our investments in limited liability partnerships resulted in investment income of $6.6 million as compared to an investment loss $10.1 million in the same period of 2020.
We had net realized investment gains of $24.5 million during the three-month period ended March 31, 2021, as compared to net realized investment loss of $93.4 million in the same period of 2020. The change was primarily driven by an increase in the fair value of our investments in equity securities in the three-month period ended March 31, 2021, compared to a significant decline in the fair value in the same period of 2020.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at March 31, 2021 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2021 and 2020:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2021	2020
Cash provided by (used in)
Operating activities	$19,510	$(2,487)
Investing activities	(31,682)	14,234
Financing activities	(4,262)	(11,745)
Net increase (decrease) in cash and cash equivalents	$(16,434)	$2
Our cash flows were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2021 and 2020 and we anticipate they will be sufficient to meet our future liquidity needs.

Operating Activities
Net cash flows from operating activities had inflows of $19.5 million and outflows of $2.5 million for the three-month periods ended March 31, 2021 and 2020, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $513.4 million, or 28.3 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2021, our cash and cash equivalents included $41.4 million related to these money market accounts, compared to $24.8 million at December 31, 2020.
Net cash flows used by investing activities were $31.7 million for the three-month period ended March 31, 2021, compared to net cash flows provided by investing activities of $14.2 million for the three-month period ending March 31, 2020. For the three-month periods ended March 31, 2021 and 2020, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $172.9 million and $82.8 million, respectively.
Our cash outflows for investment purchases were $200.8 million for the three-month period ended March 31, 2021, compared to $61.4 million for the same period of 2020.
Financing Activities
Net cash flows used in financing activities was $4.3 million for the three-month period ended March 31, 2021 which decreased $7.5 million compared to $11.7 million used in the three-month period ended March 31, 2020.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of March 31, 2021 and 2020, there were no balances outstanding under the Credit Agreement. For the three-month period ended March 31, 2021 and 2020, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Credit Facility."
Dividends
Dividends paid to shareholders totaled $3.8 million and $8.2 million in the three-month periods ended March 31, 2021 and 2020, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.

Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2021, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $58.2 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased slightly by 0.2 percent to $823.6 million at March 31, 2021, from $825.1 million at December 31, 2020. At March 31, 2021, the book value per share of our common stock was $32.79 compared to $32.93 at December 31, 2020. This decrease is primarily attributed to a decrease in net unrealized investment gains on fixed maturity securities of $23.5 million, net of tax, and shareholder dividends of $3.8 million, partially offset by net income of $18.7 million and change in our pension and post-retirement plans liability in accumulated other comprehensive income of $6.4 million, net of tax, during the first three months of 2021.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $6.1 million at March 31, 2021.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund which is subject to a 3 year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the 3 year lockup period is met. The fair value of the investment at March 31, 2021 was $24.9 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended March 31,
(In Thousands)	2021	2020
ISO catastrophes	$27,090	$15,122
Non-ISO catastrophes (1)	2,157	145
Total catastrophes	$29,247	$15,267
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2021, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2021 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2021:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2021 - 1/31/2021	—	$—	—	1,786,977
2/1/2021 - 2/28/2021	—	—	—	1,786,977
3/1/2021 - 3/31/2021	207	31.99	207	1,786,770
Total	207	$31.99	207	1,786,770
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of March 31, 2021, we remained authorized to repurchase 1,786,770 shares of common stock.

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three-months ended March 31, 2021 and 2020 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three-months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

May 5, 2021	May 5, 2021
(Date)	(Date)