Form 10-Q
period 2021-06-30
UNITED FIRE GROUP INC
filed 2021-08-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

As of August 2, 2021, 25,117,340 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2021

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,697,219 in 2021 and $1,720,291 in 2020; allowance for credit losses $170 in 2021 and $5 in 2020)	$1,781,865	$1,825,438
Equity securities at fair value (cost $67,295 in 2021 and $49,085 in 2020)	196,880	206,685
Mortgage loans	47,449	47,690
Less: allowance for mortgage loan losses	76	76
Mortgage loans, net	47,373	47,614
Other long-term investments	80,326	69,305
Short-term investments available-for-sale, at fair value (amortized cost $800 in 2021 and $175 in 2020)	801	175
	2,107,245	2,149,217
Cash and cash equivalents	118,519	87,948
Accrued investment income	13,826	14,615
Premiums receivable (net of allowance for doubtful accounts of $779 in 2021 and $687 in 2020)	334,267	317,292
Deferred policy acquisition costs	96,286	87,094
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $57,967 in 2021 and $55,141 in 2020)	134,650	129,874
Reinsurance receivables and recoverables (net of allowance for credit losses of $126 in 2021 and $190 in 2020)	124,785	160,540
Prepaid reinsurance premiums	12,351	12,965
Intangible assets	6,388	6,743
Income taxes receivable	62,268	66,194
Other assets	47,568	37,196
TOTAL ASSETS	$3,058,153	$3,069,678
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,568,453	$1,578,131
Unearned premiums	474,171	464,845
Accrued expenses and other liabilities	101,542	126,624
Long term debt	50,000	50,000
Deferred tax liability	24,512	24,929
TOTAL LIABILITIES	$2,218,678	$2,244,529
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,117,340 and 25,055,479 shares issued and outstanding in 2021 and 2020, respectively	$25	$25
Additional paid-in capital	203,055	202,359
Retained earnings	580,767	555,854
Accumulated other comprehensive income, net of tax	55,628	66,911
TOTAL STOCKHOLDERS’ EQUITY	$839,475	$825,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,058,153	$3,069,678
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2021	2020	2021	2020
Revenues
Net premiums earned	$224,703	$263,609	$483,928	$532,458
Investment income, net of investment expenses	13,795	12,696	30,876	15,059
Net realized investment gains (losses) (includes reclassifications for net unrealized investment gains/(losses) on available-for-sale securities of $141 and $(666) in 2021 and $80 and $(41) in 2020; previously included in accumulated other comprehensive income)	6,004	15,779	30,512	(77,628)
Other income (loss)	(90)	5,719	(169)	5,719
Total revenues	$244,412	$297,803	$545,147	$475,608
Benefits, Losses and Expenses
Losses and loss settlement expenses	$152,139	$204,973	$358,537	$391,476
Amortization of deferred policy acquisition costs	46,007	51,893	99,272	106,345
Other underwriting expenses (includes reclassifications for employee benefit costs of $1,645 and $3,312 in 2021 and $1,072 and $2,144 in 2020; previously included in accumulated other comprehensive income)	28,400	36,701	46,768	78,550
Interest Expense	1,594	—	1,594	—
Total benefits, losses and expenses	$228,140	$293,567	$506,171	$576,371
Income (loss) before income taxes	$16,272	$4,236	$38,976	$(100,763)
Federal income tax expense (benefit) (includes reclassifications of $316 and $835 in 2021 and $207 and $458 in 2020; previously included in accumulated other comprehensive income)	2,522	(1,724)	6,524	(34,189)
Net Income (loss)	$13,750	$5,960	$32,452	$(66,574)
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$9,496	$34,895	$(21,001)	$40,470
Change in liability for underfunded employee benefit plans	(3,765)	—	2,740	—
Other comprehensive income, before tax and reclassification adjustments	$5,731	$34,895	$(18,261)	$40,470
Income tax effect	(1,202)	(7,329)	3,835	(8,499)
Other comprehensive income, after tax, before reclassification adjustments	$4,529	$27,566	$(14,426)	$31,971
Reclassification adjustment for net realized investment losses included in income	$(141)	$(80)	$666	$41
Reclassification adjustment for employee benefit costs included in expense	1,645	1,072	3,312	2,144
Total reclassification adjustments, before tax	$1,504	$992	$3,978	$2,185
Income tax effect	(316)	(207)	(835)	(458)
Total reclassification adjustments, after tax	$1,188	$785	$3,143	$1,727
Comprehensive income (loss)	$19,467	$34,311	$21,169	$(32,876)
Diluted weighted average common shares outstanding	25,416,868	25,255,604	25,394,728	25,019,441
Earnings (loss) per common share:
Basic	$0.55	$0.24	$1.29	$(2.66)
Diluted	0.54	0.24	1.28	(2.66)
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income	—	—	—	18,702	—	18,702
Shares repurchased	(207)	—	(7)	—	—	(7)
Stock based compensation	64,583	—	522	—	—	522
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation(1)	—	—	—	—	(23,456)	(23,456)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	6,456	6,456
Balance, March 31, 2021	25,119,855	$25	$202,874	$570,789	$49,911	$823,599
Net income	—	$—	$—	$13,750	$—	$13,750
Shares repurchased	(31,027)	—	(1,000)	—	—	(1,000)
Stock based compensation	28,512	—	1,181	—	—	1,181
Dividends on common stock ($0.15 per share)	—	—	—	(3,772)	—	(3,772)
Change in net unrealized investment appreciation(1)	—	—	—	—	7,391	7,391
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(1,674)	(1,674)
Balance, June 30, 2021	25,117,340	$25	$203,055	$580,767	$55,628	$839,475
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	—	—	(72,534)	—	(72,534)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	70,597	—	879	—	—	879
Dividends on common stock $0.33 per share)	—	—	—	(8,249)	—	(8,249)
Change in net unrealized investment appreciation(1)	—	—	—	—	4,500	4,500
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Balance, March 31, 2020	25,016,093	$25	$198,317	$616,303	$18,499	$833,144

Net income	—	$—	$—	$5,960	$—	$5,960
Stock based compensation	15,141	—	1,479	—	—	1,479
Dividends on common stock $0.33 per share)	—	—	—	(8,267)	—	(8,267)
Change in net unrealized investment appreciation(1)	—	—	—	—	27,504	27,504
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	847	847
Balance, June 30, 2020	25,031,234	$25	$199,796	$613,996	$46,850	$860,667
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$32,452	$(66,574)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	7,203	5,501
Depreciation and amortization	3,175	3,318
Stock-based compensation expense	2,115	2,927
Net realized investment (gains) losses	(30,512)	77,628
Net cash flows from equity and trading investments	40,983	17,148
Deferred income tax benefit	2,582	(19,229)
Changes in:
Accrued investment income	789	697
Premiums receivable	(16,975)	(19,176)
Deferred policy acquisition costs	(9,192)	(3,274)
Reinsurance receivables	35,755	(55,512)
Prepaid reinsurance premiums	614	(4,956)
Income taxes receivable	3,926	(19,184)
Other assets	(10,372)	(9,162)
Losses and loss settlement expenses	(9,678)	55,935
Unearned premiums	9,326	25,639
Accrued expenses and other liabilities	(19,077)	(2,098)
Deferred income taxes	—	4,184
Other, net	(8,284)	10,420
Cash from operating activities	2,378	70,806
Net cash provided by operating activities	$34,830	$4,232
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$116,664	$16,907
Proceeds from call and maturity of available-for-sale investments	153,567	159,709
Proceeds from sale of other investments	2,214	2,750
Purchase of investments in mortgage loans	—	(5,323)
Purchase of investments available-for-sale	(255,489)	(117,299)
Purchase of other investments	(4,663)	(3,577)
Net purchases and sales of property and equipment	(7,594)	(12,040)
Net cash provided by investing activities	$4,699	$41,127
Cash Flows From Financing Activities
Issuance of common stock	$(412)	$(562)
Repurchase of common stock	(1,007)	(2,741)
Payment of cash dividends	(7,539)	(16,516)
Net cash used in financing activities	$(8,958)	$(19,819)

Net Change in Cash and Cash Equivalents	$30,571	$25,540
Cash and Cash Equivalents at Beginning of Period	87,948	120,722
Cash and Cash Equivalents at End of Period	$118,519	$146,262
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
Segment Information

Our property and casualty insurance business is reported as one business segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. We will continue to evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971 and Syndicate 4747. At June 30, 2021, the Company's FAL investments were comprised of cash of $21,331 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held by Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2021.

Total
Recorded asset at beginning of period	$87,094
Underwriting costs deferred	108,464
Amortization of deferred policy acquisition costs	(99,272)
Recorded asset at June 30, 2021	$96,286

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
Other Intangible Assets
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized using the straight-line method over periods ranging from two years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized.
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

Interest payments under the surplus notes are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled

Group as of the applicable Interest Payment Date. For the six-month period ended June 30, 2021, interest totaled $1,594 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as Interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision. As of June 30, 2021, there was no income tax benefit as the result of the CARES Act. As of June 30, 2020, there was an income tax benefit of $11,095 as the result of the CARES Act.
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
We reported consolidated federal income tax expense of $6,524 for the six-month period ended June 30, 2021 compared to income tax benefit of $34,189 during the same period of 2020. Our effective tax rate for 2021 and 2020 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income. Our effective tax rate for 2020 is also different than the federal statutory rate of 21 percent, due principally to the impact of the provisions of the CARES Act.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2021 or December 31, 2020. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
For the six-month periods ended June 30, 2021 and 2020, we made payments for income taxes totaling $29 and $35, respectively. We did not receive a tax refund during the six-month periods ended June 30, 2021 and 2020.
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

Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at June 30, 2021 was $3,371 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of June 30, 2021 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of June 30, 2021, the Company had a credit loss allowance for reinsurance receivables of $126.

Rollforward of credit loss allowance for reinsurance receivable:
As of
June 30, 2021
Beginning balance, January 1, 2021	$190
Current-period provision for expected credit losses	—
Recoveries of amounts previously written off, if any	(64)
Ending balance of the allowance for reinsurance receivable, June 30, 2021	$126

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity and short-term investments, presented on a consolidated basis, as of June 30, 2021 and December 31, 2020, is provided below:

June 30, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$73,072	$318	$420	$72,970	$—	$72,970
U.S. government agency	79,070	3,073	1,071	81,072	—	81,072
States, municipalities and political subdivisions
General obligations:
Midwest	70,118	3,155	—	73,273	—	73,273
Northeast	28,964	1,010	—	29,974	—	29,974
South	93,271	4,694	—	97,965	—	97,965
West	97,282	6,334	—	103,616	—	103,616
Special revenue:
Midwest	119,011	8,481	—	127,492	—	127,492
Northeast	56,067	4,392	—	60,459	—	60,459
South	202,317	16,266	49	218,534	—	218,534
West	130,229	9,225	—	139,454	—	139,454
Foreign bonds	26,359	1,199	73	27,485	—	27,485
Public utilities	95,984	5,907	88	101,803	—	101,803
Corporate bonds
Energy	24,296	2,418	—	26,714	—	26,714
Industrials	52,095	3,094	76	55,113	—	55,113
Consumer goods and services	65,280	3,221	434	68,067	—	68,067
Health care	28,984	704	302	29,386	—	29,386
Technology, media and telecommunications	66,175	4,261	852	69,584	—	69,584
Financial services	93,396	5,807	282	98,921	170	98,751
Mortgage-backed securities	24,800	268	162	24,906	—	24,906
Collateralized mortgage obligations
Government national mortgage association	97,913	3,648	1,065	100,496	—	100,496
Federal home loan mortgage corporation	127,051	1,398	1,086	127,363	—	127,363
Federal national mortgage association	45,166	1,517	186	46,497	—	46,497
Asset-backed securities	319	572	—	891	—	891
Total Available-for-Sale Fixed Maturities	$1,697,219	$90,962	$6,146	$1,782,035	$170	$1,781,865
Short-Term Investments	$800	$1	—	$801	$—	$801
Total Available-for-Sale Investments	$1,698,019	$90,963	$6,146	$1,782,836	$170	$1,782,666

December 31, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$149,481	$482	$25	$149,938	$—	$149,938
U.S. government agency	60,502	4,016	—	64,518	—	64,518
States, municipalities and political subdivisions
General obligations:
Midwest	77,933	4,047	—	81,980	—	81,980
Northeast	29,071	1,379	—	30,450	—	30,450
South	104,522	5,448	—	109,970	—	109,970
West	102,590	7,431	—	110,021	—	110,021
Special revenue:
Midwest	115,956	9,142	—	125,098	—	125,098
Northeast	56,317	4,759	—	61,076	—	61,076
South	208,739	17,967	—	226,706	—	226,706
West	129,417	9,982	—	139,399	—	139,399
Foreign bonds	27,799	1,805	2	29,602	—	29,602
Public utilities	76,114	7,388	—	83,502	—	83,502
Corporate bonds
Energy	22,441	2,895	—	25,336	—	25,336
Industrials	39,513	3,744	—	43,257	—	43,257
Consumer goods and services	46,521	4,046	—	50,567	—	50,567
Health care	6,678	898	—	7,576	—	7,576
Technology, media and telecommunications	37,270	4,381	15	41,636	—	41,636
Financial services	93,736	7,564	269	101,031	5	101,026
Mortgage-backed securities	20,305	326	54	20,577	—	20,577
Collateralized mortgage obligations
Government national mortgage association	81,758	4,439	45	86,152	—	86,152
Federal home loan mortgage corporation	151,362	2,239	758	152,843	—	152,843
Federal national mortgage association	81,952	2,013	683	83,282	—	83,282
Asset-backed securities	314	612	—	926	—	926
Total Available-for-Sale Fixed Maturities	$1,720,291	$107,003	$1,851	$1,825,443	$5	$1,825,438

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2021, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
June 30, 2021	Amortized Cost	Fair Value
Due in one year or less	$36,922	$37,394
Due after one year through five years	482,542	508,398
Due after five years through 10 years	364,841	386,365
Due after 10 years	517,665	549,725
Asset-backed securities	319	891
Mortgage-backed securities	24,800	24,906
Collateralized mortgage obligations	270,130	274,356
	$1,697,219	$1,782,035
Net Realized Investment Gains and Losses
Net realized gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net realized investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized investment gains (losses):
Fixed maturities:
Available-for-sale	$136	$30	$(501)	$—
Allowance for credit losses	5	49	(165)	(10)
Trading Securities	—	1,296	—	(1,162)
Equity securities
Change in the fair value	1,245	29,809	21,827	(60,838)
Sales	4,618	(15,406)	9,351	(15,586)
Mortgage loans allowance for credit losses	—	1	—	(4)
Real estate	—	—	—	(28)
Total net realized investment gains (losses)	$6,004	$15,779	$30,512	$(77,628)

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$16,982	$4,996	$116,664	$16,907
Gross realized gains	152	26	153	198
Gross realized losses	17	113	655	495

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $3,846 at June 30, 2021.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60 day minimum notice, with four possible repurchase dates per year, after the three-year lockup period is met. The fair value of the investment at June 30, 2021 was $24,776 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2021	2020
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(20,335)	$40,511
Income tax effect	4,270	(8,507)
Total change in net unrealized investment appreciation, net of tax	$(16,065)	$32,004
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at June 30, 2021:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
June 30, 2021
Beginning balance, January 1, 2021	$5
Additions to the allowance for credit losses for which credit losses were not previously recorded	170
Recoveries of amounts previously written off	(5)
Ending balance, June 30, 2021	$170

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at June 30, 2021 and December 31, 2020. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2021	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	7	$45,079	$420	—	$—	$—	$45,079	$420
U.S. government agency	4	28,498	1,071	—	—	—	28,498	1,071
States, municipalities and political subdivisions
General obligations
South	1	1,224	49	—	—	—	1,224	49
Foreign bonds	2	2,930	73	—	—	—	2,930	73
Public utilities	5	13,513	88	—	—	—	13,513	88
Corporate bonds
Industrials	2	5,977	76	—	—	—	5,977	76
Consumer goods and services	6	16,690	434	—	—	—	16,690	434
Health care	2	18,936	302	—	—	—	18,936	302
Technology, media and telecommunications	5	16,198	853	—	—	—	16,198	853
Financial services	3	6,497	26	—	—	—	6,497	26
Mortgage-backed securities	6	16,879	163	—	—	—	16,879	163
Collateralized mortgage obligations
Federal home loan mortgage corporation	21	82,021	1,076	1	880	10	82,901	1,086
Federal national mortgage association	8	16,727	162	1	1,359	24	18,086	186
Government national mortgage association	5	22,329	1,065	—	—	—	22,329	1,065
Total Available-for-Sale Fixed Maturities	77	$293,498	$5,858	2	$2,239	$34	$295,737	$5,892

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2021, the cash surrender value of the COLI policies was $9,567, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flows analysis.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,782,035	$1,781,865	$1,825,443	$1,825,438
Equity securities	196,880	196,880	206,685	206,685
Mortgage loans	49,464	47,373	48,932	47,614
Other long-term investments	80,326	80,326	69,305	69,305
Short-term investments	801	801	175	175
Cash and cash equivalents	118,519	118,519	87,948	87,948
Corporate-owned life insurance	9,567	9,567	8,557	8,557
Liabilities
Long Term Debt	47,584	50,000	50,000	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2021 and December 31, 2020:

June 30, 2021		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$72,970	$—	$72,970	$—
U.S. government agency	81,072	—	81,072	—
States, municipalities and political subdivisions
General obligations
Midwest	73,273	—	73,273	—
Northeast	29,974	—	29,974	—
South	97,965	—	97,965	—
West	103,616	—	103,616	—
Special revenue
Midwest	127,492	—	127,492	—
Northeast	60,459	—	60,459	—
South	218,534	—	218,534	—
West	139,454	—	139,454	—
Foreign bonds	27,485	—	27,485	—
Public utilities	101,803	—	101,803	—
Corporate bonds
Energy	26,714	—	26,714	—
Industrials	55,113	—	55,113	—
Consumer goods and services	68,067	—	68,067	—
Health care	29,386	—	29,386	—
Technology, media and telecommunications	69,584	—	69,584	—
Financial services	98,921	—	98,771	150
Mortgage-backed securities	24,906	—	24,906	—
Collateralized mortgage obligations
Government national mortgage association	100,496	—	100,496	—
Federal home loan mortgage corporation	127,363	—	127,363	—
Federal national mortgage association	46,497	—	46,497	—
Asset-backed securities	891	—	—	891
Total Available-for-Sale Fixed Maturities	$1,782,035	$—	$1,780,994	$1,041
EQUITY SECURITIES
Common stocks
Public utilities	$16,911	$16,911	$—	$—
Energy	10,548	10,548	—	—
Industrials	36,940	36,940	—	—
Consumer goods and services	48,541	48,541	—	—
Health care	16,551	16,551	—	—
Technology, media and telecommunications	26,786	26,786	—	—

Financial services	40,008	40,008	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$196,880	$196,285	$—	$595
Short-Term Investments	$801	$801	$—	$—
Money Market Accounts	$25,261	$25,261	$—	$—
Corporate-Owned Life Insurance	$9,567	$—	$9,567	$—
Total Assets Measured at Fair Value	$2,014,544	$222,347	$1,790,561	$1,636

December 31, 2020		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$149,938	$—	$149,938	$—
U.S. government agency	64,518	—	64,518	—
States, municipalities and political subdivisions
General obligations
Midwest	81,980	—	81,980	—
Northeast	30,450	—	30,450	—
South	109,970	—	109,970	—
West	110,021	—	110,021	—
Special revenue
Midwest	125,098	—	125,098	—
Northeast	61,076	—	61,076	—
South	226,706	—	226,706	—
West	139,399	—	139,399	—
Foreign bonds	29,602	—	29,602	—
Public utilities	83,502	—	83,502	—
Corporate bonds
Energy	25,336	—	25,336	—
Industrials	43,257	—	43,257	—
Consumer goods and services	50,567	—	50,567	—
Health care	7,576	—	7,576	—
Technology, media and telecommunications	41,636	—	41,636	—
Financial services	101,031	—	100,781	250
Mortgage-backed securities	20,577	—	20,577	—
Collateralized mortgage obligations
Government national mortgage association	86,152	—	86,152	—
Federal home loan mortgage corporation	152,843	—	152,843	—
Federal national mortgage association	83,282	—	83,282	—
Asset-backed securities	926	—	—	926
Total Available-for-Sale Fixed Maturities	$1,825,443	$—	$1,824,267	$1,176
EQUITY SECURITIES

Common stocks
Public utilities	$16,320	$16,320	$—	$—
Energy	9,918	9,918	—	—
Industrials	36,556	36,556	—	—
Consumer goods and services	32,061	32,061	—	—
Health care	24,549	24,549	—	—
Technology, media and telecommunications	17,109	17,109	—	—
Financial services	69,577	69,577	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$206,685	$206,090	$—	$595
Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$24,790	$24,790	$—	$—
Corporate-Owned Life Insurance	$8,557	$—	$8,557	$—
Total Assets Measured at Fair Value	$2,065,650	$231,055	$1,832,824	$1,771
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at June 30, 2021 and December 31, 2020 was reasonable.
For the three- and six-month periods ended June 30, 2021, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
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

The following table provides a quantitative information about our Level 3 securities at June 30, 2021:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	June 30, 2021
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	891	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2021:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at April 1, 2021	$150	$848	$595	$1,593
Net unrealized gains (losses)(1)	—	43	—	43
Balance at June 30, 2021	$150	$891	$595	$1,636
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2021:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2021	$250	$926	$595	$1,771
Net unrealized gains (losses)(1)	—	(35)	—	(35)
Transfers out	(100)	—	—	(100)
Balance at June 30, 2021	$150	$891	$595	$1,636
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2021 and December 31, 2020:

Commercial Mortgage Loans
	June 30, 2021	December 31, 2020
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$30,145	$30,361
65%-75%	17,304	17,329
Total amortized cost	$47,449	$47,690
Allowance for mortgage loan losses	(76)	(76)
Mortgage loans, net	$47,373	$47,614

Mortgage Loans by Region
	June 30, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.8%	$3,245	6.8%
Southern Atlantic	9,666	20.4	9,752	20.5
East South Central	8,114	17.1	8,197	17.2
New England	6,588	13.9	6,588	13.8
Middle Atlantic	14,863	31.3	14,936	31.2
Mountain	2,227	4.7	2,227	4.7
West North Central	2,746	5.8	2,745	5.8
Total mortgage loans at amortized cost	$47,449	100.0%	$47,690	100.0%

Mortgage Loans by Property Type
	June 30, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$17,012	35.9%	$17,038	35.7%
Office	11,718	24.7	11,861	24.9
Industrial	10,125	21.3	10,124	21.2
Retail	2,227	4.7	2,227	4.7
Mixed use/Other	6,367	13.4	6,440	13.5
Total mortgage loans at amortized cost	$47,449	100.0%	$47,690	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2021	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$—	$5,509	$8,369	$18,487	$32,365
3-4 internal grade	—	—	8,496	6,588	15,084
5 internal grade	—	—	—	—	—
6 internal grade	—	—	—	—	—
7 internal grade	—	—	—	—	—
Total commercial mortgage loans	$—	$5,509	$16,865	$25,075	$47,449
Current-period write-offs	—	—	—	—	—
Current-period recoveries	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $167. As of June 30, 2021, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2021, the Company had an allowance for mortgage loan losses of $76, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
June 30, 2021
Beginning balance, January 1, 2021	$76
Current-period provision for expected credit losses	—
Ending balance of the allowance for mortgage loan losses, June 30, 2021	$76

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2021 and December 31, 2020 (net of reinsurance amounts):

	June 30, 2021	December 31, 2020
Gross liability for losses and loss settlement expenses at beginning of year	$1,578,131	$1,421,754
Ceded losses and loss settlement expenses	(131,843)	(68,536)
Net liability for losses and loss settlement expenses at beginning of year	$1,446,288	$1,353,218
Losses and loss settlement expenses incurred for claims occurring during
Current year	$373,561	$887,119
Prior years	(15,024)	(17,652)
Total incurred	$358,537	$869,467
Losses and loss settlement expense payments for claims occurring during
Current year	$116,385	$354,635
Prior years	234,863	421,762
Total paid	$351,248	$776,397
Net liability for losses and loss settlement expenses at end of year	$1,453,577	$1,446,288
Ceded loss and loss settlement expenses	114,876	131,843
Gross liability for losses and loss settlement expenses at end of period	$1,568,453	$1,578,131

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

Reserve Development

The significant drivers of the favorable reserve development in the six-month period ended June 30, 2021 were the commercial automobile and workers' compensation lines of business, partially offset by unfavorable development in commercial liability. All other lines of insurance, in total, contributed favorable development during the quarter. The favorable development for commercial automobile was from loss adjustment expenses ("LAE") where reductions in reserves were more than sufficient to offset paid LAE. Workers' compensation favorable development came from both loss and loss adjustment expense. Reserve reductions for both items were more than sufficient to offset payments. The adverse development for commercial liability is attributable to paid loss which was greater than the reductions of unpaid claim reserves. Paid LAE was more than offset by reductions of reserves for unpaid loss adjustment expense.

The significant drivers of the favorable reserve development for the full year of 2020 were workers' compensation, commercial fire and allied lines, fidelity and surety and personal automobile. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines, with the largest contributions coming from commercial liability, reinsurance assumed and commercial automobile. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss. LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for reinsurance assumed was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE, which continues to benefit from additional litigation management efforts.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2021	2020	2021	2020

Net periodic benefit cost
Service cost	$3,020	$2,707	$—	$432
Interest cost	1,728	2,066	1	253
Expected return on plan assets	(4,202)	(3,385)	—	—
Amortization of prior service credit	(809)	—	(3,765)	(2,021)
Amortization of net loss	999	979	705	94
Special event plan closure	—	—	—	—
Net periodic benefit cost	$736	$2,367	$(3,059)	$(1,242)

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2021	2020	2021	2020

Net periodic benefit cost
Service cost	$6,040	$5,414	$148	$864
Interest cost	3,456	4,132	70	506
Expected return on plan assets	(8,404)	(6,770)	—	—
Amortization of prior service credit	(1,618)	—	(6,962)	(4,042)
Amortization of net loss	1,998	1,958	1,197	188
Special event plan closure	—	—	(20,177)	—
Net periodic benefit cost	$1,472	$4,734	$(25,724)	$(2,484)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 that we originally planned to contribute $10,000 to the pension plan in 2021. The Company has revised the expected contributions to $5,000 in 2021 because of the funded status of the plan. For the six-month period ended June 30, 2021, we contributed $5,000 to the pension plan, completing our expected contributions for the year.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At June 30, 2021, there were 1,234,701 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of UFG's common stock at the market value of the stock on the date of grant. Options granted prior to March 2017 vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. Options granted after March 2017 vest and are exercisable in installments of 33.3 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of UFG's common stock on the date of the grant. Restricted stock units fully vest after three years or five years from the date of grant, unless accelerated upon the approval of the Board of Directors, at which time UFG common stock will be issued to the awardee.
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2021	From Inception to June 30, 2021
Beginning balance	700,680	1,900,000
Additional shares authorized	650,000	2,150,000
Number of awards granted	(160,357)	(3,449,256)
Number of awards forfeited or expired	44,378	633,957
Ending balance	1,234,701	1,234,701
Number of option awards exercised	7,884	1,481,973
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	52,302	216,680

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and

(iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At June 30, 2021, the Company had 144,352 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2021	From Inception to June 30, 2021
Beginning balance	160,135	300,000
Additional authorization	—	150,000
Number of awards granted	(18,510)	(332,378)
Number of awards forfeited or expired	2,727	26,730
Ending balance	144,352	144,352
Number of option awards exercised	8,181	142,001
Number of restricted stock awards vested	—	98,491

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $1,106 and $1,292, respectively. For the six-month periods ended June 30, 2021 and 2020, we recognized stock-based compensation expense of $2,114 and $2,927, respectively.

As of June 30, 2021, we had $4,684 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2021 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2021	$1,952
2022	2,414
2023	318
2024	—
2025	—
Total	$4,684
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
The components of basic and diluted earnings per share were as follows for the three-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2021		2020
	Basic	Diluted	Basic	Diluted
Net income	$13,750	$13,750	$5,960	$5,960
Weighted-average common shares outstanding	25,109,048	25,109,048	25,024,855	25,024,855
Add dilutive effect of restricted stock unit awards	—	219,700	—	213,203
Add dilutive effect of stock options	—	88,120	—	17,546
Weighted-average common shares outstanding	25,109,048	25,416,868	25,024,855	25,255,604
Earnings per common share	$0.55	$0.54	$0.24	$0.24
Awards excluded from diluted earnings per share calculation(1)	—	515,984	—	815,279
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2021		2020
	Basic	Diluted	Basic	Diluted
Net income (loss)	$32,452	$32,452	$(66,574)	$(66,574)
Weighted-average common shares outstanding	25,097,545	25,097,545	25,019,441	25,019,441
Add dilutive effect of restricted stock unit awards	—	219,700	—	—
Add dilutive effect of stock options	—	77,483	—	—
Weighted-average common shares outstanding	25,097,545	25,394,728	25,019,441	25,019,441
Earnings (loss) per common share	$1.29	$1.28	$(2.66)	$(2.66)
Awards excluded from diluted earnings per share calculation(1)	—	515,984	—	515,984

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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the six-month period ended

June 30, 2021, interest expense totaled $1,594. Payment of interest is subject to approval by the Iowa Insurance Division.

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
There was no outstanding balance on the Credit Agreement at June 30, 2021 and 2020, respectively. For the six-month periods ended June 30, 2021 and 2020, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at June 30, 2021.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2021:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2021	59,614	(9,703)	$49,911
Change in accumulated other comprehensive income before reclassifications	7,503	(2,974)	4,529
Reclassification adjustments from accumulated other comprehensive income (loss)	(112)	1,300	1,188
Balance as of June 30, 2021	$67,005	$(11,377)	$55,628
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2021:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2021	83,070	(16,159)	$66,911
Change in accumulated other comprehensive income before reclassifications	(16,591)	2,165	(14,426)
Reclassification adjustments from accumulated other comprehensive income (loss)	526	2,617	3,143
Balance as of June 30, 2021	$67,005	$(11,377)	$55,628
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2021, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Components of lease expense:
Operating lease expense	$1,767	$1,926	$3,549	$3,956
Less sublease income	53	63	107	186
Net lease expense	1,714	1,863	3,442	3,770
Cash flows information related to leases:
Operating cash outflow from operating leases	1,731	1,829	3,478	3,469

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
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Part I, Item 1, Note 1. "Nature of Operations and Basis of Presentation."

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971 and Syndicate 4747. At June 30, 2021, the Company's FAL investments were comprised of cash of $21.3 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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

Geographic Concentration

For the six-month period ended June 30, 2021, approximately 50.4 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

COVID-19

The spread of the COVID-19 virus, beginning in mid-March 2020, caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day-to-day life, financial markets and the economy in the United States. The Company, in response to the challenges presented by the COVID-19 pandemic, activated its pre-existing business continuity plans to respond to a pandemic in mid-March 2020. With the exception of our essential services employees, UFG dispatched its staff to work remotely for the safety, health and well-being of our employees. We are fully operational, but have limited some non-essential travel. Our essential services employees are following recommended health and safety policies. We are and will continue to monitor the state and federal responses to the pandemic and, when appropriate, will adjust our operations in response. We have finalized our return to workplace plan for our employees which gives employees the option to work fully remote, a hybrid schedule or return to the workplace 100 percent of the time depending on the position and with manager approval. On July 19, 2021, we implemented our plan with a certain portion of our employees returning to the workplace. We have five phases to our plan, which will be completed in October 2021.

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

We anticipate that the larger impact on our financial condition and results of operations will likely result from developments in the economy as a whole and the effect on financial markets and the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums or any requirement to return premiums to policyholders. We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See Part 1, Item 1, Note 8 "Debt" for more information. Our share repurchase program was suspended in mid-March 2020 and restarted in the first quarter of 2021. Also, the Company maintained the payment of quarterly cash dividends during 2020 and 2021, with second quarter of 2021 marking the 213th consecutive quarter of paying dividends since March 1968.

Stockholders' equity increased to $839.5 million at June 30, 2021, from $825.1 million at December 31, 2020. This increase is primarily attributed to an increase of net income of $32.5 million, partially offset by shareholder dividends of $7.5 million and a decrease in net unrealized investment gains on fixed maturity securities of $16.1 million, net of tax, during the first six months of 2021.

As of June 30, 2021, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of June 30, 2021, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The decline in certain sectors of the equity markets in 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships, however those sectors have now recovered as of June 30, 2021. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. During the six-month period ended June 30, 2021 we had a recovery in the fair value of equity securities of $21.8 million and an increase in value of our investments in limited liability partnerships of $9.5 million from the values reported at December 31, 2020.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized a decrease in unrealized gains of $16.1 million, net of tax, at June 30, 2021 on its available-for-sale fixed maturity portfolio. In addition, we adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of June 30, 2021. For more information on credit losses recognized in the three- and six-month periods ended June 30, 2021, please refer to the Notes to Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2021	2020	%	2021	2020	%
Revenues
Net premiums earned	$224,703	$263,609	(14.8)%	$483,928	$532,458	(9.1)%
Investment income, net of investment expenses	13,795	12,696	8.7	30,876	15,059	105.0
Net realized investment gains (losses)	6,004	15,779	(61.9)	30,512	(77,628)	(139.3)
Other income	(90)	5,719	NM	(169)	5,719	NM
Total revenues	$244,412	$297,803	(17.9)%	$545,147	$475,608	14.6%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$152,139	$204,973	(25.8)%	$358,537	$391,476	(8.4)%
Amortization of deferred policy acquisition costs	46,007	51,893	(11.3)	99,272	106,345	(6.7)
Other underwriting expenses	28,400	36,701	(22.6)	46,768	78,550	(40.5)
Interest expense	1,594	—	NM	1,594	—	NM
Total benefits, losses and expenses	$228,140	$293,567	(22.3)%	$506,171	$576,371	(12.2)%

Income (loss) before income taxes	$16,272	$4,236	284.1%	$38,976	$(100,763)	(138.7)
Federal income tax expense (benefit)	2,522	(1,724)	(246.3)	6,524	(34,189)	(119.1)
Net income (loss)	$13,750	$5,960	130.7	$32,452	$(66,574)	(148.7)%

GAAP Ratios:
Net loss ratio (without catastrophes)	58.1%	58.6%	(0.9)%	63.6%	61.1%	4.1%
Catastrophes - effect on net loss ratio	9.6	19.2	(50.0)	10.5	12.4	(15.3)
Net loss ratio(1)	67.7%	77.8%	(13.0)%	74.1%	73.5%	0.8%
Expense ratio(2)	33.1	33.6	(1.5)	30.2	34.7	(13.0)
Combined ratio(3)	100.8%	111.4%	(9.5)%	104.3%	108.2%	(3.6)%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2021:

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2021, net income was $13.8 million compared to net income of $6.0 million for the same period of 2020. The increase in net income was primarily due to a decrease in losses and loss settlement expenses, a decrease in other underwriting expenses and amortization of deferred acquisition costs. These were partially offset by a decrease in net premiums earned and less realized investment gains from the increase in the fair value of equity securities as compared to the same period of 2020.

For the six-month period ended June 30, 2021, net income was $32.5 million compared to a net loss of $66.6 million for the same period of 2020. The change was primarily due to an increase in net realized investment gains from an increase in the fair value of equity securities as compared to net realized investment losses for the same period of 2020, a decrease in losses and loss settlement expenses, a decrease in other underwriting expenses and an increase in net investment income. These were partially offset by a decrease in net premiums earned.

Net premiums earned decreased 14.8 percent and 9.1 percent during the three- and six-month periods ended June 30, 2021 compared to the same period of 2020, respectively. The decrease in the three- and six-month periods ended June 30, 2021 was primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business and our exit of the personal lines business which began in September 2020.

Net investment income was $13.8 million for the second quarter of 2021 as compared to net investment income of $12.7 million for the same period in 2020. The increase in net investment income in the second quarter of 2021 as compared to the same period in 2020 was primarily due to an increase in the fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

Year-to-date, net investment income was $30.9 million compared to net investment income of $15.1 million for the same period in 2020. The increase in net investment income was due to an increase in the fair value of our investments in limited liability partnerships in the first half of 2021 as compared to the same period in 2020. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net realized investment gains of $6.0 million during the second quarter of 2021, compared to net realized investment gains of $15.8 million for the same period in 2020. Year to date, the Company recognized net realized investment gains of $30.5 million during the second quarter of 2021, compared to net realized investment losses of $77.6 million for the same period in 2020. The change in the three- and six-month periods ended June 30, 2021, as compared to the same periods in 2020, was primarily due to the change in the fair value of equity securities.

Losses and loss settlement expenses decreased by 25.8 percentage points and 8.4 percent percentage points during the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020. For the three-month period ended June 30, 2021, the decrease in losses and loss settlement expenses was primarily due to an decrease in catastrophe losses, and frequency and severity of commercial auto liability losses. For the six-month period ended June 30, 2021, the decrease in losses and loss settlement expenses was primarily due to a decrease in catastrophe losses.

The GAAP combined ratio decreased by 10.6 percentage points to 100.8 percent for the second quarter of 2021, compared to 111.4 percent in the same period in 2020. For the six-month period ended June 30, 2021, combined ratio decreased by 3.9 percentage points to 104.3 percent compared to 108.2 percentage points in the same period in 2020. For the six-month period ended June 30, 2021, the decrease in the combined ratio was primarily driven by a decrease in the net loss ratio and a decrease in the expense ratio.

The GAAP net loss ratio decreased 10.1 percentage points and increased 0.6 percentage points during three- and six-month periods ended June 30, 2021 as compared to the same periods in 2020. For three-month period, the decrease in the net loss ratio was primarily due to a decrease in catastrophe losses, and frequency and severity of commercial auto liability losses. Year-to-date, the increase in the net loss ratio was primarily due to prior accident year reserve strengthening on commercial auto claims in the first quarter of 2021 partially offset by a decrease in catastrophe losses.

Pre-tax catastrophe losses in the second quarter of 2021 were lower when compared to second quarter of 2020, with catastrophe losses adding 9.6 percentage points to the combined ratio in 2021 as compared to 19.2 percentage points in 2020. Year-to-date, pre-tax catastrophe losses were 10.5 percentage points as compared to 12.4 percentage points during the same period in 2020. Our 10-year historical average for second quarter catastrophe losses is 10.6 percentage points added to the combined ratio.

The expense ratio for the second quarter of 2021 was 33.1 percent compared to 33.6 percent for the second quarter in 2020. Year-to-date, the expense ratio was 30.2 percent compared to 34.7 percent as compared to the same period in 2020. The decrease in the expense ratio during the three- and six-month periods ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the change in the design of our employee post-retirement benefit plans and a decrease in the acceleration of the amortization of our deferred acquisition costs due to improved profitability in our commercial auto line of business.

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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends, including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation, and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and, for long-tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, prudently conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2021 Development

The property and casualty insurance business experienced $1.8 million and $15.0 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2021, respectively. For the three-month period ended June 30, 2021 the majority of favorable development was from the commercial automobile line of business with $9.5 million favorable development followed by the workers' compensation line of business which contributed $5.3 million favorable development. These were partially offset by unfavorable development from commercial fire and allied lines with $12.2 million and commercial liability with $4.6 million. All other lines of insurance, in total, contributed $3.8 million of favorable development during the quarter. The favorable development for the commercial automobile line of business was from LAE where reductions in reserves were more than sufficient to offset paid LAE. The favorable development for the workers' compensation line of business was primarily from reductions in claim reserves which were more than sufficient to offset paid loss but LAE also contributed to the favorable development.

For the six-month period ended June 30, 2021 the majority of favorable development was from the commercial automobile line of business with $10.4 million favorable development, followed by the workers' compensation line of business with $6.1 million favorable development. These were partially offset by unfavorable development from the commercial liability line of business with $10.0 million. All other lines of insurance, in total, contributed $8.5 million of favorable development. The favorable development for the commercial automobile line of business was from LAE where reductions in reserves were more than sufficient to offset paid LAE. The workers' compensation line of business favorable development came from both loss and loss adjustment expense. Reserve reductions for both items were more than sufficient to offset payments. The adverse development for the commercial liability line of business is attributed to paid loss which was greater than the reductions of unpaid claim reserves. Paid LAE was more than offset by reductions of reserves for unpaid LAE.

2020 Development

The property and casualty insurance business experienced $10.0 million and $23.8 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2020, respectively. For the three-month period ended June 30, 2020 the majority of favorable development was from the workers' compensation line of business with $7.8 million of favorable development, followed by the commercial fire and allied line of business which contributed $4.9 million of favorable development. Partially offsetting this favorable development was unfavorable development contributed primarily by the commercial automobile and other liability lines of business with $1.9 million of unfavorable development and the reinsurance assumed line of business with $1.5 million of unfavorable development. The favorable development for the workers' compensation line of business was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The adverse development for the commercial automobile and other liability lines of business is attributed to paid loss which was greater than the reductions of unpaid claim reserves, paid LAE was more than offset by reductions of reserves for unpaid LAE. All other lines of insurance, in total, contributed $0.7 million of favorable development during the quarter.

For the six-month period ended June 30, 2020 the majority of favorable development was from the workers' compensation line of business with $16.0 million favorable development, followed by the commercial fire and allied line of business which contributed $12.8 million of favorable development. Partially offsetting was unfavorable development contributed primarily by the commercial liability line of business with $6.5 million of unfavorable development and the reinsurance assumed line of business with $2.7 million of unfavorable development. The favorable development for the workers' compensation line of business was primarily from reductions in claim reserves which were more than sufficient to offset paid loss. The adverse development for the commercial liability line of business is attributed to paid loss which was greater than the reductions of unpaid claim reserves, paid LAE was more than offset by reductions of reserves for unpaid LAE. All other lines of insurance, in total, contributed $4.2 million of favorable development during the quarter.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2021, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2021			2020
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$74,654	$44,723	59.9%	$77,407	$46,914	60.6%
Fire and allied lines	58,277	42,203	72.4	62,592	67,055	107.1
Automobile	63,270	42,396	67.0	73,682	58,014	78.7
Workers' compensation	15,575	14,556	93.5	19,200	6,247	32.5
Fidelity and surety	7,137	1,012	14.2	6,332	110	1.7
Miscellaneous	335	16	4.8	385	96	24.9
Total commercial lines	$219,248	$144,906	66.1%	$239,598	$178,436	74.5%

Personal lines
Fire and allied lines	$4,340	$6,409	147.7%	$9,819	$19,187	195.4%
Automobile	2,295	2,261	98.5	7,518	2,464	32.8
Miscellaneous	110	(1,450)	NM	304	52	17.1
Total personal lines	$6,745	$7,220	107.0%	$17,641	$21,703	123.0%
Reinsurance assumed	$(1,290)	$13	NM	$6,370	$4,834	75.9%
Total	$224,703	$152,139	67.7%	$263,609	$204,973	77.8%
NM = Not meaningful

Six Months Ended June 30,	2021			2020
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$150,013	$86,870	57.9%	$156,716	$90,637	57.8%
Fire and allied lines	116,609	105,177	90.2	124,261	118,980	95.8
Automobile	129,247	109,598	84.8	151,700	123,319	81.3
Workers' compensation	32,077	22,336	69.6	38,628	13,955	36.1
Fidelity and surety	14,497	2,091	14.4	12,750	142	1.1
Miscellaneous	684	(2)	(0.3)	780	188	24.1
Total commercial lines	$443,127	$326,070	73.6%	$484,835	$347,221	71.6%

Personal lines
Fire and allied lines	$10,561	$11,018	104.3%	$19,789	$25,921	131.0%
Automobile	6,335	5,561	87.8	15,148	7,613	50.3
Miscellaneous	287	(1,360)	NM	610	2,658	NM
Total personal lines	$17,183	$15,219	88.6%	$35,547	$36,192	101.8%
Reinsurance assumed	$23,618	$17,248	73.0%	$12,076	$8,063	66.8%
Total	$483,928	$358,537	74.1%	$532,458	$391,476	73.5%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Commercial fire and allied lines - The net loss ratio improved 34.7 percentage points and 5.6 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020. The decrease in both the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 is due to a decrease in catastrophe losses.

•Commercial automobile - The net loss ratio improved 11.7 percentage points and deteriorated 3.5 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020. The improvement in the three-month period ended June 30, 2021 as compared to the same period in 2020 was due to a decrease in claims severity. The deterioration in the six-month period ended June 30, 2021 as compared to the same period in 2021 was due to an increase in claims severity in the first quarter of 2021, partially offset by a decline in claims severity in the second quarter of 2021.

•Workers' compensation - The net loss ratio deteriorated 61.0 and 33.5 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods of 2020. The deterioration is attributable to less claim reserves ceded in 2021 as compared to 2020. This is due to our annual aggregate reinsurance deductible which is usually met in other lines of business. However our largest claim in the first six-months of 2021 was in our workers' compensation line of business.

•Fidelity and surety - The net loss ratio deteriorated 12.4 and 13.3 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods of 2020. The deterioration is primarily attributable to large claims reported in 2021 as compared to no large claims during the first six-months of 2020.

•Personal fire and allied lines - The net loss ratio improved 47.7 and 26.7 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods of 2020. The decrease in both the three- and six-month periods ended June 30, 2021 compared to the same periods in 2020 is due to a decrease in catastrophe losses.

•Personal automobile - The net loss ratio deteriorated 65.7 and 37.5 percentage points in the three- and six-month periods ended June 30, 2021 compared to the same periods of 2020. The deterioration is attributed to significant ceded reinsurance to all lines aggregate coverage in 2020 as compared to no cessions in 2021. The ceded reinsurance was triggered by the combination of many weather events and other large claims which occurred in 2020. A portion of this ceded reinsurance was assigned to our personal automobile because of weather related comprehensive coverage claims.

•Reinsurance assumed - Net premiums earned and net losses and loss adjustment expenses for the second quarter of 2021 include true ups of estimates from first quarter of 2021 due to our investment in Lloyds syndicates and assumed reinsurance contracts.

Financial Condition

Stockholders' equity increased to $839.5 million at June 30, 2021, from $825.1 million at December 31, 2020. The Company's book value per share was $33.42, which is an increase of $0.49 per share, or 1.5 percent from December 31, 2020. The increase is primarily attributed to net income of $32.5 million partially offset by a decrease in net unrealized investment gains on fixed maturity securities of $16.1 million, net of tax, and shareholder dividends of $7.5 million during the first six months of 2021.

Investment Portfolio

Our invested assets totaled $2.1 billion at June 30, 2021, compared to $2.1 billion at December 31, 2020, a decrease of $42.0 million. At June 30, 2021, fixed maturity securities and equity securities made up 84.6 percent and 9.3 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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

The composition of our investment portfolio at June 30, 2021 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,781,865	84.6%
Equity securities	196,880	9.3
Mortgage loans	47,373	2.2
Other long-term investments	80,326	3.9
Short-term investments	801	—
Total	$2,107,245	100.0%
(1) Available-for-sale securities and trading fixed maturities are carried at fair value.

As of June 30, 2021 and December 31, 2020, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at June 30, 2021 and December 31, 2020. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2021		December 31, 2020
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$721,106	40.4%	$817,142	44.8%
AA	630,033	35.4	639,011	35.0
A	208,169	11.7	182,011	10.0
Baa/BBB	208,407	11.7	172,078	9.4
Other/Not Rated	14,150	0.8	15,196	0.8
	$1,781,865	100.0%	$1,825,438	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three- and six-month periods ended June 30, 2021, compared with the same period of 2020 primarily due to the change in value of our investments in limited liability partnerships.

We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2021, the change in value of our investments in limited liability partnerships resulted in investment income of $2.5 million and $9.5 million as compared to an investment income (loss) of $1.0 million and $(9.1) million in the same periods of 2020.
We had net realized investment gains of $6.0 million and $30.5 million, respectively, during the three- and six-month periods ended June 30, 2021, as compared to net realized investment gains of $15.8 million and net realized investment losses of $77.6 million in the same periods of 2020. The change in the three- and six-month periods ended June 30, 2021 as compared to the same periods in 2020 was primarily due to the change in the fair value of equity securities.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at June 30, 2021 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2021 and 2020:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2021	2020
Cash provided by (used in)
Operating activities	$34,830	$4,232
Investing activities	4,699	41,127
Financing activities	(8,958)	(19,819)
Net increase in cash and cash equivalents	$30,571	$25,540
Our cash flows were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2021 and 2020 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next twelve months. We also have the ability to draw on our credit facility if needed.
Operating Activities
Net cash flows from operating activities had inflows of $34.8 million and $4.2 million for the six-month periods ended June 30, 2021 and 2020, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $520.8 million, or 29.2 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2021, our cash and cash equivalents included $25.3 million related to these money market accounts, compared to $24.8 million at December 31, 2020.
Net cash flows provided by investing activities were $4.7 million for the six-month period ended June 30, 2021, compared to net cash flows provided by investing activities of $41.1 million for the six-month period ending June 30, 2020. For the six-month periods ended June 30, 2021 and 2020, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $272.4 million and $179.4 million, respectively.

Our cash outflows for investment purchases were $260.2 million for the six-month period ended June 30, 2021, compared to $126.2 million for the same period of 2020.
Financing Activities
Net cash flows used in financing activities was $9.0 million for the six-month period ended June 30, 2021 which decreased $10.9 million compared to $19.8 million used in the six-month period ended June 30, 2020.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of June 30, 2021 and 2020, there were no balances outstanding under the Credit Agreement. For the six-month period ended June 30, 2021 and 2020, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $7.5 million and $16.5 million in the six-month periods ended June 30, 2021 and 2020, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2021, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $58.2 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased to $839.5 million at June 30, 2021, from $825.1 million at December 31, 2020. The Company's book value per share was $33.42, which is an increase of $0.49 per share, or 1.5 percent, from December 31, 2020. The increase is primarily attributed to net income of $32.5 million partially offset by a decrease in net unrealized investment gains on fixed maturity securities of $16.1 million, net of tax, and shareholder dividends of $7.5 million during the first six months of 2021.

OFF BALANCE SHEET ARRANGEMENTS

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $3.8 million at June 30, 2021.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund which is subject to a three year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the three year lockup period is met. The fair value of the investment at June 30, 2021 was $24.8 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
ISO catastrophes	$21,082	$51,090	$48,171	$66,211
Non-ISO catastrophes (1)	531	(456)	2,688	(311)
Total catastrophes	$21,613	$50,634	$50,859	$65,900
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2021, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2021 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2021:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2021 - 4/30/2021	—	$—	—	1,786,770
5/1/2021 - 5/31/2021	31,027	32.23	31,027	1,755,743
6/1/2021 - 6/30/2021	—	—	—	1,755,743
Total	31,027	$32.23	31,027	1,755,743
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of June 30, 2021, we remained authorized to repurchase 1,755,743 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	United Fire Group, Inc. 2021 Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 on United Fire Group, Inc.’s Current Report on Form 8-K, filed with the SEC on May 21, 2021).
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Dawn M. Jaffray pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Dawn M. Jaffray pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six-months ended June 30, 2021 and 2020 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and six-months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows (unaudited) for the three- and six-months ended June 30, 2021 and 2020; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Dawn M. Jaffray
Randy A. Ramlo	Dawn M. Jaffray
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

August 4, 2021	August 4, 2021
(Date)	(Date)