Form 10-K
period 2021-12-31
UNITED FIRE GROUP INC
filed 2022-02-25
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission File Number 001-34257
UNITED FIRE GROUP, INC.
(Exact name of registrant as specified in its charter)

Iowa	45-2302834
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118 Second Avenue SE
Cedar Rapids	Iowa	52401
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (319) 399-5700
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	UFCS	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $0.7 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 23, 2022, 25,097,178 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 18, 2022.

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
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
•Our ability to effectively underwrite and adequately price insured risks;
•Risks related to our investment portfolio that could negatively affect our profitability;
•Geographic concentration risk in our property and casualty insurance business;
•The properties we insure are exposed to various natural perils that can give rise to significant claims costs;
•Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect our results of operations, liquidity and financial condition;
•Lowering of one or more of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•The risk of not being able to predict the rising cost of insurance claims resulting from changing societal expectations that lead to increasing litigation, broader definitions of liability, broader contract interpretations, more plaintiff-friendly legal decisions and larger compensatory jury awards;
•The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;
•The impact of the COVID-19 pandemic, and the emergence of variant strains, on our business, financial conditions, results of operations, and liquidity;
•The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;
•Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network and;
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

PART I.
ITEM 1. BUSINESS
GENERAL DESCRIPTION
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are currently licensed as a property and casualty insurer in 50 states, plus the District of Columbia. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
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
Reportable Segments
Our property and casualty insurance business is reported as one business segment. Our property and casualty insurance business is comprised of commercial lines insurance, including surety bonds, personal lines insurance and assumed reinsurance. All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
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

REVENUE GENERATING ACTIVITIES
Marketing and Distribution
We market our products through our home office in Cedar Rapids, Iowa, and five regional offices: (1) Westminster, Colorado, a suburb of Denver; (2) Webster, Texas, a suburb of Houston; (3) Princeton, New Jersey; (4) Phoenix, Arizona; and (5) Rocklin, California. We are represented through approximately 1,000 independent property and casualty agencies.

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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. Property and casualty insurance agencies will receive profit-sharing payments of $15.1 million in 2022, based on profitable business produced by the agencies in 2021. In 2021 for 2020 business, agencies received $15.4 million in profit-sharing payments and in 2020 for 2019 business, agencies received $19.6 million in payments.
Our competitive advantages include our commitment to:
•Strong agency relationships —
◦A stable workforce allows our agents to work with the same, highly-experienced personnel each day.
◦Our organization is relatively flat, allowing our agents to be close to the highest levels of management and is designed to ensure that our agents will receive answers quickly to their questions.
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2021.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2021, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty subsidiaries (collectively known as "United Fire & Casualty Group") are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. United Fire & Casualty Group received an "A" (Excellent) According to A.M. Best, companies rated "A" have "an excellent ability to meet their ongoing obligations to policyholders." A.M. Best revised the outlooks to negative from stable in December 2020, and there was no change in the outlook in December 2021.
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
Diversity Equity and Inclusion
We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. Our purpose is to invest in people to build enduring relationships with those we serve. Diversity, equity and inclusion are core to this purpose and are an integral part of our values and culture.
We are committed to building a diverse, equitable and inclusive culture that encourages, supports, and celebrates the distinct voices of our people. We invite our people to bring their authentic whole self to work, be inspired to form lasting relationships and to do their best each day, because we are all different, yet equal, humans. Our commitment extends into every facet of who we are:
a.We recognize that our people are our most valuable asset. To excel, we must each feel that we belong to a welcoming environment that values both our differences and the collective sum of our individuality, experiences, knowledge, creativity, innovation, self-expression, unique capabilities, talents, beliefs and points of view.
b.We look to positively impact the communities where we live and work and partner with clients, vendors, and suppliers who share in our beliefs and commit to equity through building awareness, advocacy, and allyship.
c.Succeeding as a national enterprise means embracing differences in an informed, sensitive and welcoming manner so that we continue providing our people, clients, vendors and suppliers with the best of our company, because their success is our success.
We embrace and encourage our employees’ differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other ways that make our employees unique.
Our commitment is reinforced through initiatives centered on our people, partners, and philanthropy, creating an inclusive work environment built on the premise of a strong sense of belonging that encourages:
a.Respectful communication and cooperation between all employees.
b.Teamwork and participation that empowers and advances all groups and perspectives.
c.Work-life balance to accommodate employees’ varying needs.
d.Giving back to the communities we serve to advance change and promote greater understanding and respect for diversity.
At UFG Insurance, inclusive conduct is centered on:
a.Treating others with dignity and respect at all times, because how we act is as important as what we accomplish.

b.Meeting the evolving needs of our expansive risk profile though investment in our talent through training and recruiting.
c.Striving to do what is right - even when no one is looking.
d.Continuously listening to our people, agents, partners, vendors and community to effectuate our goals.
e.Deepening our sensitivity and understanding towards others, so we can connect in a meaningful way.
f.Ensuring that employees exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and company-participating events. Inclusive conduct applies to all in-office, hybrid, remote and field employees, regardless of the location of their physical workplace.
It is through our shared awareness and commitment to these principles that we foster a culture of belonging, where everyone is welcome, respected and appreciated. Championing diversity, equity and inclusion is not just something we do, it is the core of who we are.

		2021	2020	2019
Employee data
Workforce data	Headcount	1,086	1,165	1,185
	Average tenure in years	10.0	10.0	9.6
	Percent of self-identified women in workforce	54.8%	55.1%	56.7%
	Percent of self-identified racial/ethnic minorities in workforce	13.8%	12.4%	11.6%
	Voluntary turnover rate	11.7%	8.4%	8.6%
Human rights/Social	Equal employment opportunity policy	Y	Y	Y
	Diversity, equity and inclusion policy	Y	N	N
	Human rights policy	Y	N	N
Ethics	Anti-bribery & anti-corruption policy	Y	Y	Y
	Code of business conduct & ethics	Y	Y	Y
	Whistleblowing & non-retaliation policy	Y	Y	Y

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
Our commitment to advancing the mental and physical health of our people includes:
•U Fit Wellness Center located on-site: Cedar Rapids, Houston, and Denver. We are proud to have built our own state-of-the-art fitness center in Cedar Rapids in 2017. We are also proud to have a full-time Corporate Manager of Holistic Wellness on staff. The manager provides one-on-one coaching, customized wellness plans and group fitness and wellness classes for all skill levels. She also provides change management consulting to business units and/or individual employees.

•Empowering employees to make healthy decisions:
◦Fitness classes – We offer a variety of group classes including barre, yoga, resistance training, cycling (spin), high-intensity interval training (HIIT), tabata, dance, kickboxing and boot camps. We offer a variety of virtual classes as well, as to cater to our remote workforce. We partner with Wellbeats Virtual Fitness to offer tailored virtual fitness to all employees and their families. To mesh our passion for community with wellness, we’ve also held multiple physical activity fundraisers.
◦Weekly wellness webinars – these webinars are intended to educate employees on everything from nutrition best practices to mental and emotional well-being and mindfulness. Subject matter experts are oftentimes brought in to present on various topics.
◦Enterprise-wide resiliency program – Our Corporate Manager of Holistic Wellness offers a monthly resiliency course, year-round. This course focuses on building upon life skills to help employees become more emotionally resilient in their professional and personal lives. In addition, we established a mental wellness employee resource group and held senior leadership training on mental wellness and suicide prevention.
◦A wellness reward system – 86.1% of our employees are enrolled in our third-party wellness management program designed to cultivate good lifestyle habits. This program also provides monetary incentives based on physical activity and premium credits on health insurance when employees reach certain thresholds.

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
•Recycling program with eight tons of cardboard and paper recycled which equals 115 trees saved in 2021.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Randy A. Ramlo	60	President and Chief Executive Officer, Principal Executive Officer
Randy L. Patten	47	Assistant Vice President and Interim Co-Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Michael T. Wilkins	58	Executive Vice President and Chief Operating Officer
Robert F. Cataldo	51	Vice President and Chief Investment and Strategy Officer
Neal R. Scharmer	65	Vice President, General Counsel and Corporate Secretary
Micah G. Woolstenhulme	46	Vice President and Chief Risk Officer
Corey L. Ruehle	48	Vice President and Chief Claims Officer
Kevin W. Helbing	56	Assistant Vice President and Interim Co-Chief Financial Officer

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
Randy L. Patten became our Assistant Vice President ("AVP") and Interim Co-Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer in October 2021. He also serves as our Head of Investor Relations since December 2015. He joined UFG in November 2012. He previously served as AVP & Controller, Corporate of UFG from June 2019 until September 2021, AVP of Finance and Investor Relations from May 2016 until June 2019 and Director of SEC and Financial Reporting from September 2013 until May 2016.
Robert F. Cataldo became our Vice President and Chief Investment and Strategy Officer of UFG in 2020, serving the Company since 2011. Mr. Cataldo was Vice President and Strategy Officer for UFG from 2018 to 2020. From 2015 to 2018, he served as AVP & Senior Portfolio Manager. Mr. Cataldo joined UFG as a Senior Portfolio Manager in 2011.
Neal R. Scharmer was appointed our Vice President and General Counsel in May 2001 and Corporate Secretary in May 2006. He joined us in 1995.
Micah G. Woolstenhulme serves as Vice President and Chief Risk Officer. Mr. Woolstenhulme joined UFG in 2020 to lead the enterprise risk management activities. Prior to joining UFG, he served as Head of Risk and Economic Advisory at JLT Re and led the ERM Services group at Guy Carpenter. He also served Swiss Re, Samsung, and Safeco in various roles including financial modelling, product development and corporate strategy. Mr. Woolstenhulme is a Fellow of the Casualty Actuarial Society.
Corey L. Ruehle became our Vice President and Chief Claims Officer in 2019. He joined UFG as a Commercial Underwriter in 2001. Between 2001 and 2019 he has served in various capacities, including as Underwriting Supervisor, Underwriting Manager and Branch Manager of the Midwest region.

Kevin W. Helbing became our AVP and Interim Co-Chief Financial Officer in October 2021. He joined United Fire & Casualty Company in February 2008. Mr. Helbing was named an AVP in May 2014, and he has held positions as Controller from February 2008 to June 2019 and Operational Controller from June 2019 to September 2021.

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

Risks Relating to Our Operations: Underwriting Risks, Investments Risks, Management Risks, Cyber Risks and Legal Risks

Our success depends primarily on our ability to underwrite risks effectively and adequately price the risks we underwrite.
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks based on available information. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data, develop and apply appropriate pricing techniques, closely monitor changes in trends and project both severity and frequency of losses with reasonable accuracy. We could underprice risks which would adversely affect our profit margins. Conversely, we could overprice risks, leading to reduced sales volume and competitiveness. Our ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including but not limited to: (1) the availability of sufficient reliable data and our ability to properly analyze available data; (2) market and competitive conditions; (3) changes in medical care expenses and restoration costs; (4) our selection and application of appropriate pricing techniques; and (5) changes in the regulatory market, applicable legal liability standards and in the civil litigation system generally.

The risk presented by market conditions presents a unique set of challenges in the property and casualty insurance industry. The property and casualty insurance marketplace is cyclical in nature and has historically been characterized by soft markets (periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates) followed by hard markets (periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates). During soft markets, we may lose business to competitors offering competitive insurance at lower prices. We may reduce our premiums or limit premium increases leading to a reduction in our profit margins and revenues.

The demand for property and casualty insurance can also vary significantly, rising as the overall level of economic activity increases and falling as that activity decreases. Fluctuations in demand and competition could produce underwriting results that would have a negative impact on the results of our operations and financial condition.

We continue to compete with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies, including banks, mutual funds, broker-dealers and asset-managers. Our competitors may always attempt to increase their market share by lowering rates. Losing business to competitors offering similar products at lower prices or who have a competitive advantage may adversely affect the results of our operations.

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

Credit Risk – The value of our investment in marketable securities is subject to impairment as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (99.3 percent at December 31, 2021) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

Interest Rate Risk – A significant portion of our investment portfolio (83.3 percent at December 31, 2021) consists of fixed income securities, primarily corporate and municipal bonds (68.2 percent at December 31, 2021). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. In recent periods, interest rates have been at or near historic lows. It is possible that this trend may continue for a prolonged period of time. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income. Interest rates are highly sensitive to many factors beyond our control including general economic conditions, changes in governmental regulations and monetary policy, and national and international political conditions.

Liquidity Risk – We seek to match the maturities of our investment portfolio with the estimated payment date of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. Risk such as inadequate loss and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. This could result in significant realized losses depending on the conditions of the general market, interest rates and credit profile of individual securities. Further, our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value as reflected in our financial statements is not reflective of prices at which actual transactions could occur.

Market Risk – Our investments are subject to risks inherent in the global financial system and capital markets. The value and risks of our investments may be adversely affected if the functioning of those markets is disrupted or otherwise affected by local, national or international events, such as: changes in regulation or tax policy; changes in legislation relating to bankruptcy or other proceedings; infrastructure failures; wars or terrorist attacks; the overall health of global economies; a significant change in inflation expectations; a significant devaluation of government or private sector credit and/or currency values; and other factors or events not specifically attributable to changes in interest rates, credit losses, and liquidity needs.

Credit Spread Risk – Our exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. Valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material adverse effect on our results of operations or financial condition. Our fixed maturity investment portfolio is invested substantially in state, municipal and political subdivision bonds. Our fixed maturity investment portfolio could be subject to default or impairment, in particular:

States and local governments have been operating under deficits or projected deficits which may have an impact on the valuation of our municipal bond portfolio.

There is a risk of widespread defaults which may increase if some issuers chose to voluntarily default instead of implementing fiscal measures such as increasing tax rates or reducing spending. Such risk may also increase if there are changes in legislation permitting states, municipalities and political subdivisions to file for bankruptcy protection where they were not permitted to before. Judicial interpretations in such bankruptcy proceedings may also adversely affect the collectability of principal and interest, and/or valuation of our bonds. Changes in tax laws impacting marginal tax rates, exemptions, deductions, credits and/or the preferred tax treatment of municipal obligations could also adversely affect the market value of municipal obligations. Since a large portion of our investment portfolio (39.8 percent at December 31, 2021) is invested in tax-exempt municipal obligations, any such changes in tax law could adversely affect the value of our investment portfolio.

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
The following states provided 50.0 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2021: Texas (17.4 percent), California (13.1 percent), Iowa (8.0 percent), Missouri (6.1 percent) and New Jersey (5.4 percent).
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

We insure property that is exposed to various natural perils that can give rise to significant claims costs.

Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, including, but not limited to, hurricanes, tornadoes, hailstorms, wildfires, earthquakes, severe winter weather, volcanic eruptions and man-made disasters such as terrorist acts (including biological, chemical or radiological events), explosions, infrastructure failures and results from political instability. We have exposure to hurricanes along the Gulf Coast, Eastern and Southeastern coasts of the United States. We have exposure to tornadoes, windstorms and hailstorms throughout the United States. We have exposure to earthquakes along the West Coast and the New Madrid Fault area. Our automobile and inland marine business also exposes us to losses arising from floods and other perils.

Property damage resulting from catastrophes is perhaps the largest short-term underwriting loss we face in the ordinary course of our business. Catastrophes may reduce our net income, cause substantial volatility in our financial results for any fiscal quarter or year or otherwise adversely affect our financial condition, liquidity or results of operations. Catastrophes may also negatively affect our ability to write new business.

We have exposure to catastrophe losses under our commercial insurance policies as well as through our assumed reinsurance business. Losses from catastrophic events are a function of our exposure profile and the level of reinsurance purchased to mitigate these losses. For example, the losses experienced from a tornado will vary on whether the location of the tornado was in a highly populated or unpopulated area, the concentration of insureds in that area and the severity of the tornado. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from a catastrophic event.

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

Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect our results of operations, liquidity and financial condition.

Long-term weather trends may be changing, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain and snow. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk. Climate change also adds to the unpredictability of natural disasters and creates uncertainty as to future trends and exposures.

Climate change presents risks in three categories to UFG:

a.Physical Risk: The cost of natural perils may change. This is a concern for our property insurance underwriting strategy and to a lesser extent our real estate costs.
b.Transition Risk: Financial risks arising from a global transition to a lower-carbon economy could impact long-term return on certain invested assets.
c.Liability Risk: New areas of law enabling litigation alleging damage from climate change may present legal risk to UFG.
We maintain catastrophe exposure modeling and management in house and incorporate our view of natural peril risk into forward-looking climate-based projections. Our property catastrophe reinsurance program is designed to meet the needs of a changing risk profile. A key area of current focus is our exposure to severe convective storms. We endeavor to reduce greenhouse gas emissions from operations via energy saving construction features/devices and leasing of fuel-efficient fleet vehicles. Our business continuity plan is tested annually, including failover of all systems to our DR data center. Additional capabilities and plans are being developed that support continuance of operations after a regional weather event. UFG offers a green replacement option for equipment breakdown coverage to encourage installation of more energy efficient heating and cooling systems. Underwriting requires wind and hail deductibles in coastal and severe convective storm areas to minimize our exposure and encourage policyholders to adopt stronger building codes. UFG endeavors to comply with a growing number of SEC, FASB and state regulations pertaining to climate disclosures and questionnaires.
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

Financial strength and issuer credit ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength, creditworthiness and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock, and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency. Downgrades in our financial strength ratings could adversely affect our ability to access the capital markets or could lead to increased borrowing costs in the future. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.

We believe that the ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business, and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, leading to a decrease in our premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements.

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

We may be unable to attract, retain or effectively manage the succession of key personnel.

Our success depends on our ability to attract and retain key personnel, including members of our executive and senior management team. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could compromise our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our operating results and financial condition.

In October 2021, Ms. Dawn M. Jaffray resigned as Executive Vice President and Chief Financial Officer of the Company. Randy L. Patten and Kevin W. Helbing are currently serving as Interim Co-Chief Financial Officers. Both previously served as controllers of UFG. They have many years of experience serving within the Corporate Finance Department of UFG. In February 2022, Mr. Randy A. Ramlo notified our Board of Directors of his decision to retire as President and Chief Executive Officer of the Company, with an anticipated effective date of October 31, 2022. Mr. Ramlo will continue in his current role until a successor is named, and intends to remain in a consulting role to the company during the transition process following the appointment of a new CEO. With respect to each of these roles, we are conducting comprehensive search processes. Although we believe we have adequate transition plans in place, such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers and employees.

We may be unable to predict the rising cost of insurance claims resulting from changing societal expectations that lead to increasing litigation, broader definitions of liability, broader contract interpretations, more plaintiff-friendly legal decisions and larger compensatory jury awards.

We refer to these phenomena collectively as "social inflation" and they present a significant challenge in accurately pricing risk and managing the liabilities that arise on insurance policies. As a commercial casualty insurance company, we have always been sensitive to the effects of emerging claims and coverage issues, including class action lawsuits. But more recent trends such as litigation financing have led to an unprecedented number of large liability losses for us as well as our competitors.

These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Further examples of these issues include: (1) judicial expansion of policy coverage and the impact of new theories of liability; (2) an increase of plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices; (3) medical developments that link health issues to particular causes, resulting in liability or workers' compensation (for example, cumulative trauma); (4) claims relating to unanticipated consequences of current or new technologies; (5) an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions; (6) claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and (7) adverse changes in loss cost trends, including inflationary pressure in medical cost and auto and home repair costs.

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

We maintain an internal education plan on the risk of social inflation. We endeavor to find ways to keep claims out of litigation and manage downward the length of time that certain claims are open. We also steer our portfolio away from business that is most exposed to these trends and target business in our assumed reinsurance operations that offer more short tail risks.
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

Cyber-attacks involving these systems, or those of our third party vendors, could be carried out remotely and from multiple sources and could interrupt, damage, or otherwise adversely affect the operations of these critical systems. Cyber attacks could result in the modification or theft of data, the distribution of false information, or the denial of service to users. Threats to data security can emerge from a variety of sources and change rapidly, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.

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

Although, to date, we do not believe we have experienced any material cyber attacks, the occurrence, scope and effect of any cyber-attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverages; however, our insurance may be insufficient to cover all losses and expenses related to a cyber attack.

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

Our business, financial condition, results of operations and liquidity may continue to be negatively impacted by the COVID-19 pandemic.

On January 30, 2020, the World Health Organization declared a global emergency with respect to the COVID-19 outbreak. Several countries, including the United States, as well as several states within the United States, have initiated travel restrictions and other limitations that have impacted individuals and businesses worldwide. We are closely monitoring developments related to the COVID-19 pandemic to continually assess its impact on our business. The effects of the COVID-19 pandemic continue to evolve and have the potential to further materially impact our business, results of operations, financial condition, liquidity, capital position, the value of the investments we hold in our investment portfolio, premiums and demand for our products, and our ability to collect premiums on a timely basis or the requirement to return premiums to policyholders. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, including the duration and severity of the COVID-19 pandemic and the extent of further resurgences, the adoption and effectiveness of vaccines, additional governmental actions that may be taken and/or extensions of time for restrictions that have been imposed to date, and numerous other uncertainties. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to this COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which will impact our business, financial condition, results of operations or liquidity.

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

Insurance reserves represent our best estimate at a given point in time. They are not an exact calculation of liability but instead are complex estimates, which are a product of actuarial expertise and projection techniques based on assumptions and expectations about future events, many of which are highly uncertain.

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

Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents.

Our direct insurance products are marketed exclusively through independent insurance agencies, most of which represent more than one company. We face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.

Our distribution model is subject to the risks of possible loss of independent agencies for various reasons and the discretion agencies have to reduce their business with us.

We offer a profit-sharing plan exclusively through the independent agency system for our standard business. We expect the higher payout expense to be made up in improved loss experience. We believe that we provide superior service and excellent risk control services and we monitor competitors’ products and rates regularly.
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

Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA") was signed into law. TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2027, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 billion per year, and gradually increased the industry-wide retention to $37.5 billion per year. For further information about TRIPRA and its effect on our operations, refer to the information in the "Results of Operations for the Years Ended December 31, 2021, 2020 and 2019" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Corporate Governance and Public Disclosure Regulation. Changing laws, regulations and standards relating to corporate governance and public disclosure, including Dodd-Frank, the Sarbanes-Oxley Act of 2002 and related SEC regulations, as well as the listing standards of the Nasdaq stock market, have created and are continuing to create uncertainty for public companies. The Federal Insurance Office, established within the U.S. Department of the Treasury by Dodd-Frank in 2010, has limited regulatory authority and is empowered to gather data and information regarding the insurance industry and insurers, monitor aspects of the insurance industry, identify issues with regulation of insurers that could contribute to a systemic crisis in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. While certain details and much of the impact of Dodd-Frank are still unknown, Dodd-Frank and other federal regulation adopted in the future may impose burdens on us, including impacting the ways we conduct our business, increasing compliance costs and duplicating state regulation. Additional regulation under these laws in the area of compensation disclosure, particularly regarding internal pay equity, officer and director hedging activities and compensation clawback policies is still expected.

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
Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of the Company that, in either case, shareholders might not consider being in their best interests.
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
Further, the insurance laws of Iowa, and the states in which our insurance company subsidiaries are domiciled, prohibit any person from acquiring direct or indirect control of us or our insurance company subsidiaries, generally defined as owning or having the power to vote 10.0 percent or more of our outstanding voting stock, without the prior written approval of state regulators.
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
As a holding company, we have no significant independent operations of our own. Our principal sources of funds are dividends and other payments received from our subsidiaries. We rely on those dividends for our liquidity, and to meet our obligations to pay dividends to shareholders and make share repurchases. Dividends from those subsidiaries depend on their statutory surplus, earnings and regulatory restrictions.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 287,000 square feet of office and building space. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2021 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the NASDAQ stock market under the symbol "UFCS." On February 23, 2022, there were 693 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name, but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2021, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $57.2 million in dividend payments without prior regulatory approval.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the year ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
1/1/21 - 1/31/21	—	$—	—	1,786,977
2/1/21 - 2/28/21	—	—	—	1,786,977
3/1/21 - 3/31/21	207	31.99	207	1,786,770
4/1/21 - 4/30/21	—	—	—	1,786,770
5/1/21 - 5/31/21	31,027	32.23	31,027	1,755,743
6/1/21 - 6/30/21	—	—	—	1,755,743
7/1/21 - 7/31/21	—	—	—	1,755,743
8/1/21 - 8/31/21	—	—	—	1,755,743
9/1/21 - 9/30/21	36,417	27.46	36,417	1,719,326
10/1/21 - 10/31/21	—	—	—	1,719,326
11/1/21 - 11/30/21	—	—	—	1,719,326
12/1/21 - 12/31/21	—	—	—	1,719,326
Total	67,651		67,651
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of December 31, 2021, we remained authorized to repurchase 1,719,326 shares of common stock.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2016 through December 31, 2021, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2016 in our common stock and each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
United Fire Group, Inc.	$100.00	$95.04	$124.55	$101.04	$60.38	$57.03
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 600 P&C Index	100.00	109.11	116.79	128.45	129.59	151.74
The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or Exchange Act.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with Part II, Item 8, "Financial Statements and Supplementary Data." Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

FORWARD-LOOKING STATEMENTS

It is important to note that our actual results could differ materially from those projected in any forward-looking statements in this Annual Report on Form 10-K. Please refer to "Forward-Looking Information" and Part I, Item 1A, "Risk Factors" of this report for information concerning factors that could cause actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K.

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
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Part I, Item 1 "Business" under "General Description."
Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.
Geographic Concentration
Property and Casualty Insurance Business
For 2021, approximately 50.0 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri and New Jersey.

In 2021, 2020 and 2019 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2021	2020	2019	2021	2020	2019
Texas	$158,676	$192,841	$205,420	17.4%	18.1%	18.0%
California	119,171	127,168	129,850	13.1	11.9	11.4
Iowa	73,097	91,176	96,052	8.0	8.6	8.4
Missouri	55,693	72,527	73,735	6.1	6.8	6.4
New Jersey	49,468	53,406	51,539	5.4	5.0	4.5
Louisiana	39,280	45,168	46,827	4.3	4.2	4.1
Colorado	38,761	46,394	54,907	4.3	4.4	4.8
Minnesota	35,697	39,501	47,890	3.9	3.7	4.2
South Dakota	30,429	35,166	35,036	3.3	3.3	3.1
Illinois	29,755	39,562	40,443	3.3	3.7	3.5
All Other States	281,485	322,409	361,673	30.9	30.3	31.6
Direct Statutory Premiums Written	$911,512	$1,065,318	$1,143,372	100.0%	100.0%	100.0%
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

COVID-19

The spread of the COVID-19 virus, beginning in mid-March 2020, caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. The COVID-19 pandemic has had a profound impact on day-to-day life, financial markets and the economy in the United States. The Company, in response to the challenges presented by the COVID-19 pandemic, activated its pre-existing business continuity plans to respond to a pandemic in mid-March 2020. With the exception of our essential services employees, UFG dispatched its staff to work remotely for the safety, health and well-being of our employees. We have been and continue to be fully operational during the pandemic. In the second half of 2021, we gave employees the option to work fully remote, a hybrid schedule or return to the workplace 100 percent of the time depending on the position and with manager approval. Our employees who are working in the office are following recommended health and safety policies. We continue to evaluate our plan and will make any necessary adjustments in light of the emergence of variant strains and current case counts where our offices are located. We have implemented and will continue to implement any safety measures necessary for the safety and health of our employees.

The implementation of our business continuity plans did not have a material effect on our internal control environment. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment.

Nearly all of the policies we have issued contain contract language that specifically excludes business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully scrutinize each claim and intend to afford coverage when appropriate. At this time, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which could impact our business, financial condition, results of operations and liquidity.

We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See Part II, Item 8, Note 13 "Debt" for more information. Our share repurchase program was suspended in mid-March 2020 and restarted in the first quarter of 2021. Also, the Company maintained the payment of quarterly cash dividends during 2020 and 2021, with the dividends paid in December 2021 marking the 215th consecutive quarter of paying dividends since March 1968.

Stockholders' equity increased to $879.1 million at December 31, 2021, from $825.1 million at December 31, 2020. This increase was primarily attributed to a net income of $80.6 million and change in liability for employee benefit plans of $20.7 million, partially offset by shareholder dividends of $15.1 million and a decrease in net unrealized investment gains on fixed maturity securities of $33.3 million, net of tax.

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

As of December 31, 2021, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of December 31, 2021, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.

The decline in certain sectors of the equity markets in 2020 due to the COVID-19 pandemic did have a material impact on the fair value of our investments in equity securities and limited liability partnerships. The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. During 2021 we had a recovery in the fair value of equity securities of $47.4 million and an increase in value of our investments in limited liability partnerships of $9.7 million from the values reported at December 31, 2020.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized a decrease in unrealized gains of $33.3 million, net of tax, at December 31, 2021 on its available-for-sale fixed maturity portfolio due to a decrease in the size of the fixed maturity portfolio and an increase in interest rates. In addition, we adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of December 31, 2021. For more information on credit losses, please refer to Part II, Item 8, Note 1 "Summary of Significant Accounting Policies" and Note 2 "Summary of Investments" of this Annual Report on Form 10-K.

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

	Years Ended December 31,
(In Thousands)	2021	2020	2019
ISO catastrophes	$83,387	$141,425	$56,357
Non-ISO catastrophes (1)	15,230	579	8,011
Total catastrophes	$98,617	$142,004	$64,368
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2021	2020
(In Thousands)	2021	2020	2019	vs. 2020	vs. 2019
Revenues
Net premiums earned	$962,823	$1,055,082	$1,086,972	(8.7)%	(2.9)%
Investment income, net of investment expenses	55,778	39,670	60,414	40.6	(34.3)
Net investment gains (losses)	47,383	(32,395)	53,779	(246.3)	NM
Other income	207	6,270	—	(96.7)	NM
Total revenues	$1,066,191	$1,068,627	$1,201,165	(0.2)%	(11.0)%

Benefits, losses and expenses
Losses and loss settlement expenses	$652,155	$869,467	$830,172	(25.0)%	4.7%
Amortization of deferred policy acquisition costs	203,432	210,252	216,699	(3.2)	(3.0)
Other underwriting expenses	110,574	143,332	137,415	(22.9)	4.3
Goodwill impairment	—	15,091	—	(100.0)	NM
Interest expense	3,187	—	—	NM	—
Total benefits, losses and expenses	$969,348	$1,238,142	$1,184,286	(21.7)%	4.5%
Income (loss) before income taxes	$96,843	$(169,515)	$16,879	(157.1)	NM
Federal income tax expense (benefit)	16,249	(56,809)	2,059	(128.6)	NM
Net income (loss)	$80,594	$(112,706)	$14,820	(171.5)	NM
GAAP Ratios:
Net loss ratio (without catastrophes)	57.5%	68.9%	70.5%	(16.5)%	(2.3)%
Catastrophes - effect on net loss ratio	10.2%	13.5%	5.9%	(24.4)%	128.8%
Net loss ratio(1)	67.7%	82.4%	76.4%	(17.8)%	7.9%
Expense ratio(2)	32.6%	33.5%	32.6%	(2.7)%	2.8%
Combined ratio(3)	100.3%	115.9%	109.0%	(13.5)%	6.3%
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

Net income reported in 2021 as compared to a net loss in 2020 was primarily due to a decrease in losses and loss settlement expenses, a decrease in other underwriting expenses, an increase in investment income and net investment gains from an increase in the fair value of equity securities, as compared to net investment losses for the same period in 2020. These were partially offset by a decrease in net premiums earned.

In 2020, the decrease in net income compared to 2019 was primarily due to a decrease in the fair value of equity securities, realized losses on sales of equity securities, increases in losses and loss settlement expenses, namely from catastrophe losses and an increase in severity of losses, decrease in net premiums earned, a decrease in net investment income and goodwill impairment.

Premiums
The following table shows our premiums written and earned for 2021, 2020 and 2019:

				% Change
(In Thousands)				2021	2020
Years ended December 31,	2021	2020	2019	vs. 2020	vs. 2019
Direct premiums written	$911,514	$1,065,318	$1,143,372	(14.4)%	(6.8)%
Assumed premiums written	130,375	34,371	27,869	279.3	23.3
Ceded premiums written	(100,541)	(88,339)	(74,511)	13.8	18.6
Net premiums written(1)	$941,348	$1,011,350	$1,096,730	(6.9)%	(7.8)%
Less: change in unearned premiums	25,112	40,317	(12,244)	(37.7)	NM
Less: change in prepaid reinsurance premiums	(3,637)	3,415	2,486	(206.5)	37.4
Net premiums earned	$962,823	$1,055,082	$1,086,972	(8.7)%	(2.9)%
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
Direct Premiums Written
Direct premiums written decreased $153.8 million in 2021 as compared to 2020 primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business and our exit from the personal lines business which began in September 2020. Direct premiums written decreased $78.1 million in 2020 as compared to 2019 primarily due to our focus on improving profitability through non-renewal of underperforming accounts in our commercial auto line of business, sale of the renewal rights of our personal lines business to Nationwide and, to a lesser extent, a reduction due to the COVID-19 pandemic.
Assumed Premiums Written

Assumed premiums written increased $96.0 million in 2021 as compared to 2020 due to growth of our assumed book by the addition of new programs and cedant premium growth.
Assumed premiums written increased $6.5 million in 2020 as compared to 2019 due to growth of our assumed book by the addition of new programs and cedant premium growth.

Ceded Premiums Written
Direct and assumed premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2021, we ceded 13.8 percent more premiums to reinsurers related to the Fund's at Lloyd's agreement offset by a decrease in written premium for ICAT, decrease in reinstatement premium paid for CAT events, and decreased placement of facultative reinsurance. For 2020, we ceded 18.6 percent more premiums to reinsurers as a result of increased placement of facultative reinsurance, continued growth in managing general agency contracts and ceded reinstatement paid.
Losses and Loss Settlement Expenses
Climate Change and Catastrophe Exposures
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
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas and consider the impacts of climate change and the unpredictability of future trends in adjusting our geographic concentrations in emerging areas of the United States. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as the Gulf and East Coasts, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer's underwriting risk under our assumed reinsurance contracts.
Overall, the models indicate increased risk estimates for our exposure to hurricanes in the U.S., but the impact of the models on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, we have implemented more targeted underwriting and rate initiatives in some regions. We intend to continue to take underwriting actions and/or purchase additional reinsurance as necessary to reduce our exposure.
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
Catastrophe Losses
In 2021, our pre-tax catastrophe losses were $98.6 million, a decrease of $43.4 million compared to $142.0 million in 2020 and an increase of $34.2 million as compared to $64.4 million in 2019. In 2021, our catastrophe losses included 58 events. Catastrophe losses in 2021 added 10.2 percentage points to the combined ratio, which is above our historical 10-year average of 7.3 percentage points.
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
Catastrophe Reinsurance
In 2021, we exceeded our catastrophe reinsurance retention level of $20.0 million with winter storm Uri which caused widespread freezing damages across multiple states in February. Uri was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million. Total losses from this storm, including assumed reinsurance, were $28.5 million with $7 million of reinsurance recoveries. In 2021, we also exceeded our catastrophe reinsurance retention level of $20.0 million from further loss development from the April 2020 Midwest hail storm. A majority of the losses occurred in 2020, with the reinsurance retention level reached in 2021.
In 2020, we exceeded our catastrophe reinsurance retention level of $20.0 million with the August Midwest derecho, causing widespread storms and high winds. The August Midwest derecho was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million. Total losses from this storm incurred in 2020 were $101.8 million with $81.8 million of reinsurance recoveries. In 2019, we did not exceed our catastrophe reinsurance retention level of $20.0 million per event.
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

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2021:

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
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA") is the fourth reauthorization of the law, which was previously reauthorized in 2005, 2007, and 2015. TRIPRA coverage is effective through December 31, 2027 and preserves the current industry loss trigger of $200 million per year, and gradually increased the industry-wide retention to $37.5 billion per year. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of Treasury, the Secretary of State and the Attorney General was $200.0 million for 2021 and remains the same for 2022. Our TRIPRA deductible was $139.8 million for 2021 and our TRIPRA deductible is expected to be $132.6 million for 2022. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2021 Results
In 2021, our losses and loss settlement expenses were 25.0 percent lower than 2020 and our net loss ratio decreased 14.7 points. The decrease in losses and loss settlement expenses was primarily due to a decrease in frequency and severity of commercial auto liability losses and comparatively lower catastrophe losses. In 2021, catastrophe losses were $98.6 million in both our direct business and assumed reinsurance business as compared to $142.0 million in 2020.
2020 Results
In 2020, our losses and loss settlement expenses were 4.7 percent higher than 2019 and our net loss ratio increased 6.0 points. The increase was primarily driven by an increase in the severity of losses from social inflation, an increase in catastrophe losses and prior accident year reserve strengthening. With the continued escalation of losses from social inflation, especially with commercial auto and auto liability losses industry wide, we focused on continuing our strategic plan to reduce the size of our commercial auto book in 2021. By reducing commercial auto exposure units in underperforming accounts and growing more profitable lines of business such as excess and surplus, surety and assumed reinsurance, we achieved a better balance in our portfolio. Catastrophe losses increased to $142.0 million in both our direct business and assumed reinsurance business as compared to $64.4 million in 2019.
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

2021 Development

The property and casualty insurance business experienced $48.9 million of favorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2021. Two lines contributed the majority of favorable development with the largest contribution coming from commercial automobile which had $43.3 million favorable development, followed by workers' compensation which had $10.9 million favorable development. All other individual lines, with the exception of commercial other liability, experienced favorable development. Commercial other liability experienced $20.7 million of unfavorable development. The favorable development for commercial automobile was from both loss and loss adjustment expense ("LAE") where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. The favorable development for workers compensation was from both loss and LAE and for loss the reductions in reserves for reported claims were more than sufficient to offset paid loss; reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves more than sufficient to offset payments. Commercial other liability experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss; LAE developed favorably and partially offset the unfavorable loss development.

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

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2021, 2020 and 2019:

Years ended December 31,	2021			2020			2019
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$299,961	$184,794	61.6%	$316,098	$200,280	63.4%	$318,412	$205,695	64.6%
Fire and allied lines	238,881	177,136	74.2	245,454	228,305	93.0	244,010	185,033	75.8
Automobile	248,135	181,119	73.0	296,444	290,891	98.1	314,755	332,740	105.7
Workers' compensation	61,690	43,790	71.0	75,953	29,463	38.8	87,376	25,784	29.5
Fidelity and surety	30,989	2,913	9.4	28,001	707	2.5	25,539	240	0.9
Other	1,313	251	19.1	1,530	261	17.1	1,710	105	6.1
Total commercial lines	$880,969	$590,003	67.0%	$963,480	$749,907	77.8%	$991,802	$749,597	75.6%

Personal lines
Fire and allied lines	$14,604	$20,215	138.4%	$32,061	$66,815	208.4%	$41,195	$40,783	99.0%
Automobile	7,144	5,784	81.0	27,976	21,535	77.0	30,882	26,920	87.2
Other	361	(216)	(59.8)	1,148	3,741	325.9	1,232	132	10.7
Total personal lines	$22,109	$25,783	116.6%	$61,185	$92,091	150.5%	$73,309	$67,835	92.5%
Reinsurance assumed	$59,745	$36,369	60.9%	$30,417	$27,469	90.3%	$21,861	$12,740	58.3%
Total	$962,823	$652,155	67.7%	$1,055,082	$869,467	82.4%	$1,086,972	$830,172	76.4%

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 67.0 percent in 2021 compared to 77.8 percent in 2020 and 75.6 percent in 2019. The net loss ratio in 2021 decreased compared to 2020 primarily due to comparatively lower catastrophe losses and a decrease in frequency and severity of commercial auto liability losses. The net loss ratio in 2020 increased compared to 2019 primarily due to an increase in catastrophe losses.
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
Construction Defect Losses
Incurred losses from construction defect claims were $24.6 million in 2021 compared to $14.8 million and $19.4 million in 2020 and 2019, respectively. At December 31, 2021, we had $86.8 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 4,496 claims. In comparison, at December 31, 2020, we had reserves of $73.6 million, excluding IBNR reserves, consisting of 3,983 claims. Our West Coast region continue to be the origin of the majority of the construction defect claim activity.
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

The net loss ratio improved 18.8 percentage points in 2021 compared to 2020. The improvement is attributable to a decrease in catastrophe losses in 2021 as compared to 2020.

Commercial Automobile
Our commercial automobile insurance covers physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or under-insured motorists and the legal costs of defending the insured against lawsuits.
The net loss ratio improved 25.1 percentage points in 2021 compared to 2020. The improvement is attributable to a decrease in frequency and severity of commercial auto losses, which is the direct result of our strategic plan to increase the quality of our commercial auto book of business through non renewing underperforming accounts and rate increases.
Workers' Compensation

We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The net loss ratio deteriorated 32.2 percentage points in 2021 compared to 2020. This line has experienced an increase in frequency of losses, a decline in rates for several consecutive years and a decrease in favorable prior accident year reserved development, which is a direct results of an improvement in our reserving accuracy.
Competitive market conditions continue in 2021 for workers' compensation business, putting downward pressure on rates. The challenges faced by workers' compensation insurance providers to attain profitability include the regulatory climates in some states that make it difficult to obtain appropriate premium rate increases and inflationary medical costs. Consequently, we have increased the utilization of our loss control unit in the analysis of current risks, with the intention of increasing the quality of our workers' compensation book of business. We are currently using these modeling analytics to assist us in risk selection, and we will continue to evaluate the model results.
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

The net loss ratio deteriorated 6.9 percentage points in 2021 compared to 2020. This line continues to perform above expectations with a low loss ratio of 9.4 percent as compared to 2.5 percent in 2020. The deterioration is due to an increase in severity of losses in 2021 as compared to 2020.

Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The net loss ratio improved 33.9 percentage points in 2021 compared to 2020. The improvement is primarily attributable to a decrease in catastrophe losses in 2021 as compared to 2020. Net premiums earned decreased due to the renewal rights agreement for our personal lines business we entered into in May 2020, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020.
Assumed Reinsurance

Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to insurance companies. We only reinsure companies with strong leadership and a sound reputation. The corporate strategy for our reinsurance business is to diversify our overall underwriting risk profile. We capitalize on profitable opportunities and only underwrite programs that are material in size. As part of our underwriting process, we require our reinsurance business to focus on long-term relationships.

Through our disciplined underwriting approach, our assumed reinsurance net written premium grew to $91.3 million in 2021 compared to $31.1 million in 2020. The net loss ratio improved 29.4 percentage points in 2021 compared to 2020. The improvement is attributable to favorable loss experience, attractive reinsurance rates, and a reduction in IBNR reserves. In 2022, we plan to continue to grow our assumed reinsurance business.

Underwriting Expense Ratio
Our underwriting expense ratio, which is a percentage of other underwriting expenses over net premiums earned, was 32.6 percent, 33.5 percent and 32.6 percent for 2021, 2020, and 2019, respectively. The decrease in the expense ratio in 2021 as compared to 2020 was primarily due to the change in the design of our employee post-retirement benefit plans and a decrease in the acceleration of the amortization of our deferred acquisition costs due to improved profitability in our commercial auto line of business. The increase in the expense ratio during in 2020 as compared to 2019 was primarily due to our continued investment in technology, including our multi-year Oasis project, an upgrade to our technology platform designed to enhance core underwriting decisions, selection of risks and productivity.

Federal Income Taxes
We reported a federal income tax expense on a consolidated basis of $16.3 million or 16.8 percent of pre-tax income in 2021. In 2020, federal income tax benefit on a consolidated basis was $56.8 million or 33.5 percent of pre-tax loss and federal income tax expense on a consolidated basis was $2.1 million or 12.2 percent of pre-tax income in 2019.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $18.6 million as the result of this Act in 2020.
As of December 31, 2021, we had no alternative minimum tax credit carryforwards.
INVESTMENTS
Investment Environment

2021 began with optimism as a new president took office promising a return to political stability and policy focused on growing the economy and creating opportunity for a greater number of Americans. Economic and capital market expectations were lifted by additional fiscal stimulus and initial vaccination success. Through this period the United States Federal Rserve System ("Federal Reserve") maintained assurances of continued accommodation and transparent forward guidance.

Beginning in late July, the COVID-19 Delta variant swept through major economies and over the course of August and September with case counts, hospitalizations and deaths rivaled prior waves. Another COVID-19 variant (Omicron), emerged late in November and proved even more contagious than Delta. Together, the two variants catalyzed supply-side inflationary pressures, upending the labor force and global supply chains, while the long-anticipated rotation from goods to services spending failed to materialize.

The prospect of inflation beyond "transitory" became the theme in the fourth quarter as consecutive pricing reports broke cycle records going back to the 1980s. Beginning in October, the Federal Reserve started the conversation about tapering asset purchases. In December the taper accelerated, and capital markets began to digest the prospect of three to four rate hikes in 2022, the first of which could occur as soon as the first quarter.

Overall, the investment environment remains challenging with the U.S. equity market seeing stretched valuations only encountered a handful of times in history. Fixed income markets face the prospect of unanchored short-term rate expectations and significant questions surrounding Federal Reserve balance sheet run-off. We believe the risk to consensus expectations is to the downside. While the U.S. consumer continues to appear healthy by nearly all measures, inflationary supply-side pressures are proving stubbornly persistent and increasingly beyond the reach of policy to control. Our investment program is designed specifically to outperform during periods of market uncertainty.

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
Investment Portfolio
Our invested assets at December 31, 2021 totaled $2,064.7 million, compared to $2,149.2 million at December 31, 2020, a decrease of $84.5 million. At December 31, 2021, fixed maturity securities and equity securities comprised 83.3 percent and 10.3 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed we have an ability to borrow funds available under our revolving credit facility.
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

The composition of our investment portfolio at December 31, 2021 is presented at carrying value in the following table:

		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,719,790	83.3%
Equity securities	213,401	10.3
Mortgage loans	47,130	2.3
Other long-term investments	84,090	4.1
Short-term investments	275	—
Total	$2,064,686	100.0%

At December 31, 2021 and December 31, 2020, our fixed maturities portfolio is classified as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record convertible redeemable preferred debt securities and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2021 and 2020, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios by credit rating at December 31, 2021 and 2020. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2021		December 31, 2020
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$670,222	39.0%	$817,142	44.8%
AA	586,426	34.1	639,011	35.0
A	209,076	12.2	182,011	10.0
Baa/BBB	241,547	14.0	172,078	9.4
Other/Not Rated	12,519	0.7	15,196	0.8
	$1,719,790	100.0%	$1,825,438	100.0%

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

The weighted average effective duration of our portfolio of fixed maturity securities was 3.9 years at December 31, 2021 compared to 3.4 years at December 31, 2020.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale
	Amortized	Fair
December 31, 2021	Cost	Value
Due in one year or less	$63,120	$63,776
Due after one year through five years	475,467	496,231
Due after five years through 10 years	386,274	403,830
Due after 10 years	427,411	450,959
Asset-backed securities	325	925
Mortgage-backed securities	25,077	25,013
Collateralized mortgage obligations	279,125	279,056
	$1,656,799	$1,719,790

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income increased 40.6 percent in 2021, compared with the same period of 2020 and was primarily due to the change in the fair value of our investments in limited liability partnerships. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.

An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2021:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2021
Beginning balance, January 1, 2021	$5
Recoveries of amounts previously written off	(5)
Ending balance, December 31, 2021	$—
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed-maturity securities at December 31, 2021 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized gains and losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Net Investment Income
In 2021, our investment income, net of investment expenses, increased $16.1 million to $55.8 million as compared to 2020, primarily due to the change in the fair value of our investments in limited liability partnerships.
In 2020, our investment income, net of investment expenses, decreased $20.7 million to $39.7 million as compared to 2019, primarily due to the change in the fair value of our investments in limited liability partnerships, a decrease in interest on fixed maturities and interest on cash and cash equivalents due to declining interest rates.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2021	2020	2019
Investment income from operations:
Interest on fixed maturities	$43,224	$46,478	$50,274
Dividends on equity securities	5,031	6,368	7,842
Income on other long-term investments
Interest	4,481	1,890	3,115
Change in value (1)	9,699	(9,633)	1,114
Interest on mortgage loans	1,995	1,949	1,595
Interest on short-term investments	18	107	522
Interest on cash and cash equivalents	252	763	2,681
Other	152	205	252
Total investment income from operations	$64,852	$48,127	$67,395
Less investment expenses	9,074	8,457	6,981
Net investment income	$55,778	$39,670	$60,414
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2021, 66.7 percent of our gross investment income originated from interest on fixed maturities, compared to 96.6 percent and 74.6 percent in 2020 and 2019, respectively.
The following table details our annualized yield on average invested assets for 2021 , 2020, and 2019, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2021	$2,141,022	$55,778	2.6%
2020	2,169,220	39,670	1.8%
2019	2,120,916	60,414	2.8%
Net Investment Gains and Losses
The following table summarizes the components of our net investment gains or losses:

(In Thousands) Years Ended December 31,	2021	2020	2019
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(277)	$1,787	$655
Allowance for credit losses	5	(5)	—
Trading securities
Change in fair value	—	(3,314)	1,351
Sales	—	2,950	1,993
Equity securities
Change in fair value	30,682	(6,875)	51,231
Sales	14,444	(26,906)	725
Mortgage loans	5	(4)	(26)
Real Estate	(256)	(28)	$(2,150)
Total net investment gains (losses)	$47,383	$(32,395)	$53,779
Net Unrealized Investment Gains and Losses
As of December 31, 2021, net unrealized investment gains, after tax, totaled $49.8 million compared to unrealized gains of $83.1 million and unrealized gains of $47.3 million as of December 31, 2020 and 2019, respectively. The decrease in net unrealized investment gains in 2021 was primarily the result of a decrease in fixed maturity securities held and a change in the value of the fixed maturity portfolio due to higher interest rates during 2021.
The increase in net unrealized investment gains in 2020 was primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2020. The increase in net unrealized investment gains in 2019 was primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2019.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2021	2020	2019
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(42,159)	$45,305	$71,648
Income tax effect	8,858	(9,514)	(15,046)
Total change in net unrealized investment gains (losses), net of tax	$(33,301)	$35,791	$56,602
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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2021. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2021	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$44,387	$43,132	$41,923	$40,759	$39,638
U.S. government agency	67,305	64,400	61,667	58,806	55,528
States, municipalities and political subdivisions
General obligations:
Midwest	77,029	75,667	74,346	72,975	70,964
Northeast	23,577	23,163	22,762	22,350	21,785
South	98,652	96,295	94,044	91,834	88,948
West	104,855	101,912	99,078	96,233	92,816
Special revenue:
Midwest	129,869	125,993	122,289	118,636	114,154
Northeast	64,582	62,099	59,732	57,426	54,811
South	232,381	223,824	215,670	207,592	197,874
West	144,446	139,431	134,649	129,906	123,984
Foreign bonds	33,916	32,375	30,906	29,514	28,205
Public utilities	119,261	113,175	107,493	102,174	97,175
Corporate bonds
Energy	35,708	34,149	32,681	31,296	29,982
Industrials	64,897	60,815	57,171	53,879	50,891
Consumer goods and services	82,124	77,202	72,844	68,961	65,475
Health care	33,252	30,156	27,429	25,022	22,891
Technology, media and telecommunications	65,731	61,361	57,497	54,058	50,974
Financial services	109,794	106,121	102,615	99,253	96,038
Mortgage backed securities	26,230	25,563	25,013	24,174	23,091
Collateralized mortgage obligations
Government national mortgage association	118,491	114,476	110,518	105,368	99,517
Federal home loan mortgage corporation	126,280	122,909	119,989	115,349	109,798
Federal national mortgage association	50,705	49,526	48,549	46,942	44,926
Asset-backed securities	1,993	1,357	925	630	430
Total Available-For-Sale Fixed Maturities	$1,855,465	$1,785,101	$1,719,790	$1,653,137	$1,579,895
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

Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2021:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$192,061	$213,401	$234,741
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our transactions with foreign reinsurers relating to the settlement of amounts due to or from foreign reinsurers in the normal course of business. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 99.6 percent and 99.5 percent were rated "A" or above, and 96.0 percent and 95.8 percent were rated "AA" or above at December 31, 2021 and 2020, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $9.4 million or 29.8 percent of our insured municipal securities at December 31, 2021, as compared to $9.7 million or 21.0 percent at December 31, 2020. Our five largest indirect exposures to financial guarantors accounted for $35.6 million and $37.6 million of our municipal securities at December 31, 2021 and 2020, respectively.

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

The following table displays a summary of cash sources and uses in 2021, 2020 and 2019:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2021	2020	2019
Cash provided by (used in)
Operating activities	$29,917	$41,435	$93,752
Investing activities	31,731	(92,871)	4,501
Financing activities	(17,492)	18,662	(41,985)
Net increase (decrease) in cash and cash equivalents	$44,156	$(32,774)	$56,268

Our cash flows were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2021, 2020 and 2019 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed. See Part II, Item 8, Note 13 "Debt" for more information.
Operating Activities
Net cash flows provided by operating activities totaled $29.9 million, $41.4 million and $93.8 million in 2021, 2020 and 2019, respectively. Our cash flows from operating activities were sufficient to meet our liquidity needs for 2021, 2020 and 2019.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.5 billion, or 31.4 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2021, our cash and cash equivalents included $43.5 million related to these money market accounts, compared to $24.8 million at December 31, 2020.
Net cash flows provided in investing activities totaled $31.7 million in 2021 and used by investing activities totaled $92.9 million and provided in investing activities totaled $4.5 million in 2020 and 2019, respectively. In 2021, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $451.1 million compared to $376.2 million and $311.7 million for the same period in 2020 and 2019, respectively.
Our cash outflows for investment purchases totaled $405.4 million in 2021, compared to $450.2 million and $274.7 million for the same period in 2020 and 2019, respectively.

Financing Activities
Net cash flows used by financing activities totaled $17.5 million in 2021 and provided in financing activities totaled $18.7 million and used by financing activities totaled $42.0 million in 2020 and 2019, respectively. The net cash flows used by financing activities in 2021 is primarily the payment of cash dividends of $15.1 million and share repurchases of $2.0 million. The net cash flows provided in financing activities in 2020 is primarily from borrowings of long term debt of $50.0 million offset by the payment of cash dividends of $28.5 million.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2021. Time periods of less than one year are consider short-term cash obligations and time periods greater than one year are considered long-term cash obligations.

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,514,265	$576,482	$521,146	$194,902	$221,735
Long term debt	110,565	3,188	6,376	6,376	94,625
Operating leases	32,294	8,299	13,226	9,540	1,229
Profit-sharing commissions	15,080	15,080
Pension plan contributions	4,000	4,000
Total	$1,676,204	$607,049	$540,748	$210,818	$317,589
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

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an “Interest Payment Date”). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2021, interest expense totaled $3,187. Payment of interest is subject to approval by the Iowa Insurance Division.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 12 "Lease Commitments."

Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2021, property and casualty agencies expect to receive profit-sharing payments of $15.1 million in 2022.
Pension Plan Payments
We estimate the pension contribution for 2022 in accordance with the Pension Protection Act of 2006 (the "Act"). Contributions for future years are dependent on a number of factors, including actual performance versus assumptions made at the time of the actuarial valuations and maintaining certain funding levels relative to regulatory requirements. Contributions in 2022, and in future years, are expected to be at least equal to the IRS minimum required contribution in accordance with the Act.
Commitments for Capital Expenditures
Dividends
Dividends paid to shareholders totaled $15.1 million, $28.5 million and $32.7 million in 2021, 2020 and 2019, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2021, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $57.2 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2021, 2020 and 2019, pursuant to authorization by our Board of Directors, we repurchased 67,651, 70,467, and 258,756 shares of our common stock, respectively, which used cash totaling $2.0 million in 2021, $2.7 million in 2020 and $11.7 million in 2019. At December 31, 2021, we were authorized to purchase an additional 1,719,326 shares of our common stock under our share repurchase program, which expires in August 2022.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 13 "Debt" contained in Part II, Item 8. As of December 31, 2021, we were in compliance with all financial covenants of the Credit Agreement (the

“Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders").
Stockholders' Equity
Stockholders' equity increased 6.5 percent to $879.1 million at December 31, 2021, from $825.1 million at December 31, 2020. The increase is primarily attributed to net income of $80.6 million and change in liability for employee benefit plans of $20.7 million, partially offset by stockholder dividends of $15.1 million and a decrease in net unrealized investment gains net of tax of $33.3 million. As of December 31, 2021, the book value per share of our common stock was $35.05, compared to $32.93 at December 31, 2020.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2021, all of our insurance companies had capital well in excess of required levels.
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $11.1 million at December 31, 2021.
In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2021 was $24,771 and there are no remaining capital contributions with this investment.
These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $84.1 million, or 4.1% of our total invested assets, at December 31, 2021.

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
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2021 and 2020, our DAC asset was $91.4 million and $87.1 million, respectively.
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
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2021, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2021:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$1,341	$1,635	$2,903	$8,832	$16,193
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2021 was $2.9 million compared to the premium deficiency charge of $1.5 million calculated for the same period of 2020.

Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period, but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,514.3 million and $1,578.1 million at December 31, 2021 and 2020, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $112.9 million for 2021 and $131.8 million for 2020. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2021, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$100,626	$22,190	$28,157	$150,973
Other liability	364,718	118,625	187,607	670,950
Automobile	310,632	35,159	79,436	425,227
Workers' compensation	137,868	5,000	24,230	167,098
Fidelity and surety	2,124	2,520	99	4,743
Miscellaneous	666	553	93	1,312
Total commercial lines	$916,634	$184,047	$319,622	$1,420,303
Personal lines
Automobile	$9,093	$581	$1,392	$11,066
Fire and allied lines	11,069	2,116	1,343	14,528
Miscellaneous	1,076	175	305	1,556
Total personal lines	$21,238	$2,872	$3,040	$27,150
Reinsurance assumed	22,855	43,792	165	66,812
Total	$960,727	$230,711	$322,827	$1,514,265
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
Our long-tail lines of business include workers' compensation and other liability. In addition, certain product lines such as commercial auto, commercial multi-peril and surety include both long-tail coverages and short-tail coverages. For many long-tail liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability than for short-tail coverages.
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

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates from our boiler and machinery business which is 100 percent reinsured. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015 and increased to $2.5 million for 2016 through 2021.
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
As an example, if our loss and loss settlement expense reserves of $1,514.3 million as of December 31, 2021, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $151.4 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2021:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$43,343	$86,687

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables such as claim frequency and severity. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2021. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$11,153	$22,307

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$3,114	$6,229
In 2021, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2021 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2021, was $671.0 million and consisted of 5,113 claims, compared with $652.3 million, consisting of 5,895 claims at December 31, 2020. Of the $671.0 million total reserve for other liability claims, $151.3 million is identified as defense costs and $36.3 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect is a liability allegation relating to defective work performed in the construction of structures such as commercial buildings, apartments, condominiums, single family dwellings or other housing, as well as the sale of defective building materials. These claims seek recovery due to damage caused by alleged deficient construction techniques or workmanship. At December 31, 2021, we had $86.8 million in construction defect loss and loss settlement expense reserves, excluding IBNR reserves that are calculated for the overall other liability commercial line, which consisted of 4,496 claims. At December 31, 2020, our reserves, excluding IBNR reserves, totaled $73.6 million, which consisted of 3,983 claims. The reporting of such claims can be delayed, as the statute of limitations can be up to 10 years. Court decisions in recent years have expanded insurers' exposure to construction defect claims. As a result, claims may be reported more than 10 years after a project has been completed, as litigation can proceed for several years before an insurance company is identified as a potential contributor. Claims have also emerged from parties claiming additional insured status on policies issued to other parties, such as contractors seeking coverage from a subcontractor's policy.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2021 and 2020, we had $2.5 million and $2.5 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
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
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2021 was $167.1 million and consisted of 2,028 claims, compared with $173.6 million, consisting of 3,192 claims, at December 31, 2020.
Reserve Development

The following reserve development section should be read in conjunction with the "Results of Operations for the Years Ended December 31, 2021, 2020 and 2019" section of this Item 7.

In 2021, 2020 and 2019, we recognized a favorable development in our net reserves for prior accident years totaling $48.9 million, $17.7 million and $5.3 million, respectively.
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
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Results of Operations for the Years Ended December 31, 2021, 2020 and 2019" section in this Item 7.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(67,095)	$(33,547)	$33,547	$67,095
Workers' compensation	(16,710)	(8,355)	8,355	16,710
Automobile	(43,629)	(21,815)	21,815	43,629

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(11,996)	$(7,198)	$7,198	$11,996
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves internal management establishes. During 2021 and 2020, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2022.

It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our net reserves for losses and loss settlement expenses as of December 31, 2021 and 2020 were $1,401.4 million and $1,446.3 million, respectively. In 2021 and 2020, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension at December 31, 2021 by $50.4 million while a 100 basis point increase in the rate would decrease the benefit obligation $39.3 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2021, by $2.8 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.8 million, for the same period.
The post-retirement benefit obligation is less than $1.0 million at December 31, 2021 due to the plan closure at the end of 2022, therefore any change in the discount rate will be immaterial to the benefit obligation.
Goodwill
As described in Part II, Item 8, Note 14 "Intangible Assets," the Company performed a quantitative impairment analysis on its one reporting unit and recognized an impairment charge of $15.1 million for the year ended December 31, 2020. The Company tests goodwill for impairment annually, during the third quarter, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit. The impairment was based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to the current year weather related catastrophes; and (ii) the fair value of our stock trading significantly below book value.

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
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2021 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2021	2020

Assets
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,656,797 in 2021 and $1,720,291 in 2020; allowance for credit losses $0 in 2021 and $5 in 2020)	$1,719,790	$1,825,438
Equity securities, at fair value (cost $84,605 in 2021 and $49,085 in 2020)	213,401	206,685
Mortgage loans	47,201	47,690
Less: allowance for mortgage loan losses	71	76
Mortgage loans, net	47,130	47,614
Other long-term investments	84,090	69,305
Short-term investments	275	175
	2,064,686	2,149,217
Cash and cash equivalents	132,104	87,948
Accrued investment income	13,396	14,615
Premiums receivable (net of allowance for doubtful accounts of $781 in 2021 and $687 in 2020)	316,771	317,292
Deferred policy acquisition costs	91,446	87,094
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $60,142 in 2021 and $55,141 in 2020)	137,702	129,874
Reinsurance receivables and recoverables (net of allowance for credit losses of $102 in 2021 and $190 in 2020)	127,815	160,540
Prepaid reinsurance premiums	9,328	12,965
Income taxes receivable	32,378	66,194
Goodwill and net intangible assets	6,034	6,743
Other assets	81,061	37,196
Total assets	$3,012,721	$3,069,678
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,514,265	$1,578,131
Unearned premiums	439,733	464,845
Accrued expenses and other liabilities	102,849	126,624
Deferred tax liability	26,753	24,929
Long term debt	50,000	50,000
Total liabilities	$2,133,600	$2,244,529
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,082,104 and 25,055,479 shares issued and outstanding in 2021 and 2020, respectively	$25	$25
Additional paid-in capital	203,375	202,359
Retained earnings	621,384	555,854
Accumulated other comprehensive income, net of tax	54,337	66,911
Total stockholders' equity	$879,121	$825,149
Total liabilities and stockholders' equity	$3,012,721	$3,069,678
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2021	2020	2019

Revenues
Net premiums earned	$962,823	$1,055,082	$1,086,972
Investment income, net of investment expenses	55,778	39,670	60,414
Net investment gains (losses) (includes reclassifications for net unrealized gains on available-for-sale securities of $2,256 in 2021; $1,750 in 2020; and $(1,521) in 2019 previously included in accumulated other comprehensive income)	47,383	(32,395)	53,779
Other income	207	6,270	—
Total revenues	$1,066,191	$1,068,627	$1,201,165

Benefits, losses and expenses
Losses and loss settlement expenses	$652,155	$869,467	$830,172
Amortization of deferred policy acquisition costs	203,432	210,252	216,699
Other underwriting expenses (includes reclassifications for employee benefit costs of $(6,603) in 2021; $(4,289) in 2020; and $(4,497) in 2019 previously included in accumulated other comprehensive income)	110,574	143,332	137,415
Goodwill impairment	—	15,091	—
Interest Expense	3,187	—	—
Total benefits, losses and expenses	$969,348	$1,238,142	$1,184,286

Income (loss) before income taxes	$96,843	$(169,515)	$16,879
Federal income tax expense (benefit) (includes reclassifications of $913 in 2021; $534 in 2020 and $1,263 in 2019 previously included in accumulated other comprehensive income)	16,249	(56,809)	2,059
Net income (loss)	$80,594	$(112,706)	$14,820

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(39,901)	$47,054	$70,127
Change in liability for underfunded employee benefit plans	19,633	18,456	(20,924)
Other comprehensive income (loss), before tax and reclassification adjustments	(20,268)	65,510	49,203
Income tax effect	4,260	(13,757)	(10,334)
Other comprehensive income (loss), after tax, before reclassification adjustments	(16,008)	51,753	38,869
Reclassification adjustment for net (gains) losses included in income	(2,256)	(1,750)	1,521
Reclassification adjustment for employee benefit costs included in expense	6,603	4,289	4,497
Total reclassification adjustments, before tax	4,347	2,539	6,018
Income tax effect	(913)	(534)	(1,263)
Total reclassification adjustments, after tax	3,434	2,005	4,755
Comprehensive income (loss)	$68,020	$(58,948)	$58,444

Weighted average common shares outstanding	25,092,297	25,027,358	25,138,039
Earnings (loss) per common share:
Basic	$3.21	$(4.50)	$0.59
Diluted	3.16	(4.50)	0.58

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2019	25,097,408	$25	$203,350	$715,472	$(30,472)	$888,375
Net income	—	—	—	14,820	—	14,820
Shares repurchased	(258,756)	—	(11,700)	—	—	(11,700)
Stock based compensation	177,311	—	2,377	—	—	2,377
Dividends on common stock ($1.30 per share)	—	—		(32,662)	—	(32,662)
Change in net unrealized investment appreciation(1)	—	—	—	—	56,602	56,602
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(12,978)	(12,978)
Cumulative effect of change in accounting principle	—	—	—	(514)	—	(514)
Compensation expense and related tax benefit for stock-based award grants	—	—	6,152	—	—	6,152
Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net income (loss)	—	$—	$—	$(112,706)	$—	$(112,706)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	109,983	—	(71)	—	—	(71)
Dividends on common stock ($1.14 per share)	—	—		(28,526)	—	(28,526)
Change in net unrealized investment appreciation(1)	—	—	—	—	35,791	35,791
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	17,968	17,968
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Compensation expense and related tax benefit for stock-based award grants	—	—	4,992	—	—	4,992
Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net Income	—	$—	$—	$80,594	$—	$80,594
Shares repurchased	(67,651)	—	(2,007)	—	—	(2,007)
Stock based compensation	94,276	—	3,023	—	—	3,023
Dividends on common stock ($0.60 per share)	—	—	—	(15,064)	—	(15,064)
Change in net unrealized investment appreciation(1)	—	—	—	—	(33,301)	(33,301)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	20,727	20,727
Balance, December 31, 2021	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$80,594	$(112,706)	$14,820
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	13,597	10,444	9,372
Depreciation and amortization	6,570	6,656	11,191
Goodwill impairment	—	15,091	—
Stock-based compensation expense	3,444	4,992	6,152
Net investment (gains) losses	(47,383)	32,395	(53,779)
Net cash flows from trading investments	38,411	72,753	1,415
Deferred income tax benefit	5,632	(17,468)	10,148
Changes in:
Accrued investment income	1,219	567	592
Premiums receivable	521	40,340	(10,807)
Deferred policy acquisition costs	(4,352)	7,198	(1,496)
Reinsurance receivables	32,725	(88,171)	(11,032)
Prepaid reinsurance premiums	3,637	(3,415)	(2,487)
Income taxes receivable	33,816	(47,004)	(4,155)
Other assets	(43,865)	(7,291)	(11,972)
Losses, claims and loss settlement expenses	(63,866)	156,377	109,271
Unearned premiums	(25,112)	(40,317)	12,244
Accrued expenses and other liabilities	2,430	(6,129)	15,659
Deferred income taxes	(464)	7,521	(110)
Other, net	(7,637)	9,602	(1,274)
Cash from operating activities	(50,677)	154,141	78,932
Net cash provided by operating activities	$29,917	$41,435	$93,752
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$180,514	$50,744	$41,760
Proceeds from call and maturity of available-for-sale investments	264,237	318,981	265,515
Proceeds from short-term and other investments	6,387	6,494	4,397
Purchase of available-for-sale investments	(395,787)	(438,035)	(213,437)
Purchase of mortgage loans	—	(5,564)	(16,933)
Purchase of short-term and other investments	(9,644)	(6,629)	(44,375)
Net purchases and sales of property and equipment	(13,976)	(18,862)	(32,426)
Net cash provided by (used in) investing activities	$31,731	$(92,871)	$4,501
Cash Flows From Financing Activities
Borrowings of long-term debt	$—	$50,000	$—
Payment of cash dividends	(15,064)	(28,526)	(32,662)
Repurchase of common stock	(2,007)	(2,741)	(11,700)
Issuance of common stock	(421)	(71)	2,377
Net cash provided by (used in) financing activities	$(17,492)	$18,662	$(41,985)
Net Change in Cash and Cash Equivalents	$44,156	$(32,774)	$56,268
Cash and Cash Equivalents at Beginning of Year	87,948	120,722	64,454
Cash and Cash Equivalents at End of Year	$132,104	$87,948	$120,722
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as a property and casualty insurer in 50 states, plus the District of Columbia.
Principles of Consolidation
The accompanying Consolidated Financial Statements include United Fire and its wholly owned subsidiaries: United Fire & Casualty Company, United Real Estate Holdings, LLC, Addison Insurance Company, Lafayette Insurance Company, United Fire & Indemnity Company, United Fire Lloyds, UFG Specialty Insurance Company, Financial Pacific Insurance Company, Franklin Insurance Company, Mercer Insurance Company, Mercer Insurance Company of New Jersey, Inc, McIntyre Cedar UK Limited, Mercer Insurance Company and McIntyre Cedar Corporate Member LLP.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2021 to be ordinary, routine and incidental to our business.
Segment Information

Our property and casualty insurance business is reported as one business segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. We continually evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.
Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971 and Syndicate 4747. At December 31, 2021, the Company's FAL investments were comprised of cash of $21,333 on deposit with Lloyd's in order to satisfy these FAL requirements.
Reinsurance
Net premiums earned and losses and loss settlement expenses are reported net of reinsurance ceded. Ceded insurance business is accounted for on a basis consistent with the original policies issued and the terms of the reinsurance contracts. Refer to Note 4 "Reinsurance" for a discussion of our reinsurance activities.

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
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. Included in investments at December 31, 2021 and 2020, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $26,196 and $21,628 respectively.
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

Property and Casualty Insurance	2021	2020	2019
Recorded asset at beginning of year	$87,094	$94,292	$92,796
Underwriting costs deferred	207,784	203,054	218,195
Amortization of deferred policy acquisition costs	(203,432)	(210,252)	(216,699)
Recorded asset at end of year	$91,446	$87,094	$94,292

Our property and casualty insurance DAC is amortized as premium revenue is recognized. The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned. This calculation is performed by line of business in a manner consistent with how the policies are currently being marketed and managed.

Property, Equipment and Depreciation
Property and equipment is presented at cost less accumulated depreciation. The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2021	2020
Real estate:
Land	$2,974	$2,974
Buildings	87,886	85,776
Furniture and fixtures	6,096	6,058
Computer equipment and software	40,746	35,066
Airplane	—	—
Total property and equipment	$137,702	$129,874
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
Depreciation expense totaled $5,861, $5,947 and $10,482 for 2021, 2020 and 2019, respectively.
Goodwill and Other Intangible Assets
Goodwill assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. All of our goodwill assets are related to the acquisition of Mercer Insurance Group, Inc. on March 28, 2011. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020, based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2021, 2020 and 2019 we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2021, 2020 and 2019. Amortization expense totaled $709, $709 and $709 in 2021, 2020 and 2019, respectively.

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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2021, interest totaled $3,187 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.
Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2020, 2019 and 2018 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and included an income tax benefit of $18,562 as the result of this Act in 2020.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2021, 2020, and 2019 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
In 2021, 2020, and 2019, we made cash payments for income taxes of $5,360, $138 and $1,575, respectively. In 2021 and 2019, we received federal tax refunds of $28,083 and $5,401, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. In 2020, we did not receive a federal tax refund. We made no interest payments in 2021, 2020 and 2019.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2018.

Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The Company's operating leases consist of office space, vehicles, computer equipment and office equipment. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statements of Income and Comprehensive Income. For more information on leases refer to Note 12 "Lease Commitments."
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at December 31, 2021 was $2.9 million and there are no future funding commitments.
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
For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a recognized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."

An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is presented as a separate line in the Consolidated Balance Sheets beneath the asset value as well as presented net and recorded through "Net investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 3 "Fair Value of Financial Instruments."
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of December 31, 2021 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of December 31, 2021, the Company had a credit loss allowance for reinsurance receivables of $102.

Rollforward of Credit Loss Allowance for Reinsurance Receivable
As of
December 31, 2021
Beginning balance, January 1, 2021	$190
Recoveries of amounts previously written off, if any	(88)
Ending balance of the allowance for reinsurance receivable, December 31, 2021	$102
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
COVID-19 Pandemic

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders, will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity. See further discussion in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Subsequent Events
In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.

Recently Issued Accounting Standards

Accounting Standards Adopted in 2021
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance modified disclosures, but did not have an impact on the Company's financial position and results of operations.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis as of December 31, 2021 and 2020.

December 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$42,425	$216	$718	$41,923	$—	$41,923
U.S. government agency	60,074	2,155	562	61,667	—	61,667
States, municipalities and political subdivisions
General obligations:
Midwest	71,863	2,483	—	74,346	—	74,346
Northeast	22,061	701	—	22,762	—	22,762
South	90,171	3,873	—	94,044	—	94,044
West	93,968	5,110	—	99,078	—	99,078
Special revenue:
Midwest	114,997	7,292	—	122,289	—	122,289
Northeast	55,811	3,921	—	59,732	—	59,732
South	201,383	14,365	78	215,670	—	215,670
West	126,521	8,128	—	134,649	—	134,649
Foreign bonds	30,314	789	197	30,906	—	30,906
Public utilities	104,008	3,966	481	107,493	—	107,493
Corporate bonds
Energy	31,011	1,751	81	32,681	—	32,681
Industrials	55,014	2,319	162	57,171	—	57,171
Consumer goods and services	71,543	1,912	611	72,844	—	72,844
Health care	27,351	539	461	27,429	—	27,429
Technology, media and telecommunications	55,405	2,958	866	57,497	—	57,497
Financial services	98,352	4,394	131	102,615		102,615
Mortgage-backed securities	25,075	167	229	25,013	—	25,013
Collateralized mortgage obligations
Government national mortgage association	109,968	2,322	1,772	110,518	—	110,518
Federal home loan mortgage corporation	120,911	736	1,658	119,989	—	119,989
Federal national mortgage association	48,246	945	642	48,549	—	48,549
Asset-backed securities	325	600	—	925	—	925
Total Available-For-Sale Fixed Maturities	$1,656,797	$71,642	$8,649	$1,719,790	$—	$1,719,790

December 31, 2020
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$149,481	$482	$25	$149,938	$—	$149,938
U.S. government agency	60,502	4,016	—	64,518	—	64,518
States, municipalities and political subdivisions
General obligations:
Midwest	77,933	4,047	—	81,980	—	81,980
Northeast	29,071	1,379	—	30,450	—	30,450
South	104,522	5,448	—	109,970	—	109,970
West	102,590	7,431	—	110,021	—	110,021
Special revenue:
Midwest	115,956	9,142	—	125,098	—	125,098
Northeast	56,317	4,759	—	61,076	—	61,076
South	208,739	17,967	—	226,706	—	226,706
West	129,417	9,982	—	139,399	—	139,399
Foreign bonds	27,799	1,805	2	29,602	—	29,602
Public utilities	76,114	7,388	—	83,502	—	83,502
Corporate bonds
Energy	22,441	2,895	—	25,336	—	25,336
Industrials	39,513	3,744	—	43,257	—	43,257
Consumer goods and services	46,521	4,046	—	50,567	—	50,567
Health care	6,678	898	—	7,576	—	7,576
Technology, media and telecommunications	37,270	4,381	15	41,636	—	41,636
Financial services	93,736	7,564	269	101,031	5	101,026
Mortgage-backed securities	20,305	326	54	20,577	—	20,577
Collateralized mortgage obligations
Government national mortgage association	81,758	4,439	45	86,152	—	86,152
Federal home loan mortgage corporation	151,362	2,239	758	152,843	—	152,843
Federal national mortgage association	81,952	2,013	683	83,282	—	83,282
Asset-backed securities	314	612	—	926	—	926
Total Available-For-Sale Fixed Maturities	$1,720,291	$107,003	$1,851	$1,825,443	$5	$1,825,438
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2021, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
December 31, 2021	Amortized Cost	Fair Value
Due in one year or less	$63,120	$63,776
Due after one year through five years	475,467	496,231
Due after five years through 10 years	386,274	403,830
Due after 10 years	427,411	450,959
Asset-backed securities	325	925
Mortgage-backed securities	25,075	25,013
Collateralized mortgage obligations	279,125	279,056
	$1,656,797	$1,719,790
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net investment gains (losses) for 2021, 2020 and 2019, is as follows:

	2021	2020	2019
Net investment gains (losses)
Fixed maturities:
Available-for-sale	$(277)	$1,787	$655
Allowance for credit losses	5	(5)	—
Trading securities
Change in fair value	—	(3,314)	1,351
Sales	—	2,950	1,993
Equity securities
Change in fair value	30,682	(6,875)	51,231
Sales	14,444	(26,906)	725
Mortgage loans	5	(4)	(26)
Other long-term investments	2,780	—	—
Real estate	(256)	(28)	(2,150)
Total net investment gains (losses)	$47,383	$(32,395)	$53,779
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities for 2021, 2020 and 2019, are as follows:

	2021	2020	2019
Proceeds from sales	$180,514	$50,744	$41,760
Gross realized gains	843	1,400	302
Gross realized losses	(1,120)	(495)	(13)

Net investment income for the years ended December 31, 2021, 2020 and 2019, is comprised of the following:

Years Ended December 31,	2021	2020	2019
Investment income:
Interest on fixed maturities	$43,224	$46,478	$50,274
Dividends on equity securities	5,031	6,368	7,842
Income on other long-term investments
Investment income	4,481	1,890	3,115
Change in value (1)	9,699	(9,633)	1,114
Interest on mortgage loans	1,995	1,949	1,595
Interest on short-term investments	18	107	522
Interest on cash and cash equivalents	252	763	2,681
Other	152	205	252
Total investment income	$64,852	$48,127	$67,395
Less investment expenses	9,074	8,457	6,981
Net investment income	$55,778	$39,670	$60,414
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $11,115 at December 31, 2021.
In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2021 was $24,771 and there are no remaining capital contributions with this investment.
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2021:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2021
Beginning balance, January 1, 2021	$5
Additions to the allowance for credit losses for which credit losses were not previously recorded	0
Reductions for securities sold during the period (realized)	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	(5)
Ending balance, December 31, 2021	$—

Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2021, 2020 and 2019, is as follows:

	2021	2020	2019
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$(42,159)	$45,305	$71,648
Income tax effect	8,858	(9,514)	(15,046)
Total change in net unrealized investment appreciation (depreciation), net of tax	$(33,301)	$35,791	$56,602
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2021 and 2020. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2021	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	6	$32,166	$630	1	$2,837	$88	$35,003	$718
U.S. government agency	3	15,023	562	—	—	—	15,023	562
States, municipalities and political subdivisions
South	1	1,195	78	—	—	—	1,195	78
Foreign bonds	4	10,731	147	1	1,952	50	12,683	197
Public utilities	9	24,238	481	—	—	—	24,238	481
Corporate bonds
Energy	1	5,881	81	—	—	—	5,881	81
Industrials	4	8,902	162	—	—	—	8,902	162
Consumer goods and services	10	26,367	611	—	—	—	26,367	611
Health care	3	20,550	461	—	—	—	20,550	461
Technology, media and telecommunications	4	11,204	739	1	1,906	127	13,110	866
Financial services	5	13,320	131	—	—	—	13,320	131
Mortgage-backed securities	12	13,740	229	—	—	—	13,740	229
Collateralized mortgage obligations
Government national mortgage association	11	48,256	1,752	1	1,032	20	49,288	1,772
Federal home loan mortgage corporation	18	50,701	698	7	30,847	960	81,548	1,658
Federal national mortgage association	6	21,806	521	4	5,297	121	27,103	642
Total Available-for-Sale Fixed Maturities	97	$304,080	$7,283	15	$43,871	$1,366	$347,951	$8,649

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2020	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	5	$86,371	$25	—	$—	$—	$86,371	$25
Foreign bonds	1	2,000	2	—	—	—	2,000	2
Corporate bonds
Technology, media and telecommunications	1	2,020	15	—	—	—	2,020	15
Corporate bonds - financial services	1	2,995	5	1	3,000	7	5,995	12
Mortgage-backed securities	2	8,099	53	5	118	1	8,217	54
Collateralized mortgage obligations
Government national mortgage association	2	12,394	45	1	24	—	12,418	45
Federal home loan mortgage corporation	24	97,691	758	1	26	—	97,717	758
Federal national mortgage association	10	44,677	683	—	—	—	44,677	683
Total Available-for-Sale Fixed Maturities	46	$256,247	$1,586	8	$3,168	$8	$259,415	$1,594
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2021, the cash surrender value of the COLI policies was $10,755, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments from at December 31, 2021 and 2020 is as follows:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,719,790	$1,719,790	$1,825,443	$1,825,438
Equity securities	213,401	213,401	206,685	206,685
Mortgage loans	48,815	47,130	48,932	47,614
Other long-term investments	84,090	84,090	69,305	69,305
Short-term investments	275	275	175	175
Cash and cash equivalents	132,104	132,104	87,948	87,948
Corporate-owned life insurance	10,755	10,755	8,557	8,557
Liabilities
Long term debt	46,047	50,000	50,000	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The tables include financial instruments at December 31, 2021 and 2020:

		Fair Value Measurements
Description	December 31, 2021	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$41,923	$—	$41,923	$—
U.S. government agency	61,667	—	61,667	—
States, municipalities and political subdivisions
General obligations
Midwest	74,346	—	74,346	—
Northeast	22,762	—	22,762	—
South	94,044	—	94,044	—
West	99,078	—	99,078	—
Special revenue
Midwest	122,289	—	122,289	—
Northeast	59,732	—	59,732	—
South	215,670	—	215,670	—
West	134,649	—	134,649	—
Foreign bonds	30,906	—	30,906	—
Public utilities	107,493	—	107,493	—
Corporate bonds
Energy	32,681	—	32,681	—
Industrials	57,171	—	57,171	—
Consumer goods and services	72,844	—	72,844	—
Health care	27,429	—	27,429	—
Technology, media and telecommunications	57,497	—	57,497	—
Financial services	102,615	—	102,465	150
Mortgage-backed securities	25,013	—	25,013	—
Collateralized mortgage obligations
Government national mortgage association	110,518	—	110,518	—
Federal home loan mortgage corporation	119,989	—	119,989	—
Federal national mortgage association	48,549	—	48,549	—
Asset-backed securities	925	—	—	925
Total Available-For-Sale Fixed Maturities	$1,719,790	$—	$1,718,715	$1,075
Equity securities
Public utilities	17,940	17,940	—	—
Energy	13,593	13,593	—	—
Industrials	31,400	31,400	—	—
Consumer goods and services	56,233	56,233	—	—
Health care	13,845	13,845	—	—
Technology, Media & Telecommunications	33,973	33,973	—	—
Financial Services	45,822	45,822	—	—

Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$213,401	$212,806	$—	$595
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$43,351	$43,351	$—	$—
Corporate-Owned Life Insurance	$10,755	$—	$10,755	$—
Total Assets Measured at Fair Value	$1,987,572	$256,432	$1,729,470	$1,670

		Fair Value Measurements
Description	December 31, 2020	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$149,938	$—	$149,938	$—
U.S. government agency	64,518	—	64,518	—
States, municipalities and political subdivisions
General obligations
Midwest	81,980	—	81,980	—
Northeast	30,450	—	30,450	—
South	109,970	—	109,970	—
West	110,021	—	110,021	—
Special revenue
Midwest	125,098	—	125,098	—
Northeast	61,076	—	61,076	—
South	226,706	—	226,706	—
West	139,399	—	139,399	—
Foreign bonds	29,602	—	29,602	—
Public utilities	83,502	—	83,502	—
Corporate bonds
Energy	25,336	—	25,336	—
Industrials	43,257	—	43,257	—
Consumer goods and services	50,567	—	50,567	—
Health care	7,576	—	7,576	—
Technology, media and telecommunications	41,636	—	41,636	—
Financial services	101,031	—	100,781	250
Mortgage-backed securities	20,577	—	20,577	—
Collateralized mortgage obligations
Government national mortgage association	86,152	—	86,152	—
Federal home loan mortgage corporation	152,843	—	152,843	—
Federal national mortgage association	83,282	—	83,282	—
Asset-backed securities	926	—	—	926
Total Available-For-Sale Fixed Maturities	$1,825,443	$—	$1,824,267	$1,176
Equity securities
Public utilities	$16,320	$16,320	$—	$—
Energy	9,918	9,918	—	—
Industrials	36,556	36,556	—	—
Consumer goods and services	32,061	32,061	—	—
Health care	24,549	24,549	—	—
Financial Services	17,109	17,109	—	—
Technology, media and telecommunications	69,577	69,577	—	—
Nonredeemable preferred stocks	595		—	595
Total Equity Securities	$206,685	$206,090	$—	$595

Short-Term Investments	$175	$175	$—	$—
Money Market Accounts	$24,790	$24,790	$—	$—
Corporate-Owned Life Insurance	$8,557	$8,557		$—
Total Assets Measured at Fair Value	$2,065,650	$239,612	$1,824,267	$1,771
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at December 31, 2021 and 2020 was reasonable.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. The following table provides a quantitative information about our Level 3 securities at December 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	December 31, 2021
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	925	Discounted cash flow	Probability of default	4% - 6%

Nonredeemable preferred stocks	595	Discounted cash flow	Multiplier	3x - 4x
During the twelve month period ended December 31, 2021 and 2020, there were no securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2021:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2021	$250	$926	$595	$1,771
Unrealized gains (losses) (1)	—	(1)	—	(1)
Transfers out	(100)	—	—	(100)
Balance at December 31, 2021	$150	$925	$595	$1,670
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2020:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2020	$250	$750	$595	$1,595
Unrealized gains (losses) (1)	—	176	—	176
Balance at December 31, 2020	$250	$926	$595	$1,771
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2021 and 2020:

Commercial Mortgage Loans
Loan-to-value	December 31, 2021	December 31, 2020
Less than 65%	$29,924	30,361
65%-75%	17,277	17,329
Total amortized cost	$47,201	$47,690
Valuation allowance	(71)	(76)
Total mortgage loans	$47,130	$47,614

Mortgage Loans by Region
	December 31, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.9%	$3,245	6.8%
Southern Atlantic	9,578	20.3	9,752	20.5
East South Central	8,028	17.0	8,197	17.2
New England	6,588	14.0	6,588	13.8
Middle Atlantic	14,789	31.3	14,936	31.2
Mountain	2,227	4.7	2,227	4.7
Other	2,746	5.8	2,745	5.8
Total mortgage loans at amortized cost	$47,201	100.0%	$47,690	100.0%

Mortgage Loans by Property Type
	December 31, 2021		December 31, 2020
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$16,986	36.0%	$17,038	35.7%
Office	11,571	24.5	11,861	24.9
Industrial	10,124	21.5	10,124	21.2
Retail	2,227	4.7	2,227	4.7
Mixed use/Other	6,293	13.3	6,440	13.5
Total mortgage loans at amortized cost	$47,201	100.0%	$47,690	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$5,245	$8,580	$18,292	$32,117
3-4 internal grade	—	8,496	6,588	15,084
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$5,245	$17,076	$24,880	$47,201
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $166. As of December 31, 2021, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of December 31, 2021, the Company had an allowance for mortgage loan losses of $71, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
December 31, 2021
Beginning balance, January 1, 2021	$76
Recoveries of amounts previously written off, if any	(5)
Ending balance of the allowance for mortgage loan losses, December 31, 2021	$71

NOTE 4. REINSURANCE
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
We account for premiums, written and earned, and losses and loss settlement expenses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2021 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $15,016 and $28,887 at December 31, 2021 and 2020, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies. Most of the business we have assumed is property insurance, with an emphasis on catastrophe coverage.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31,	2021	2020	2019
Ceded Business
Ceded premiums written	$100,541	$88,339	$74,511
Ceded premiums earned	92,650	84,924	72,023
Losses and loss settlement expenses ceded	51,878	185,653	28,447

Assumed Business
Assumed premiums written	$130,375	$34,371	$27,869
Assumed premiums earned	77,283	33,679	25,412
Losses and loss settlement expenses assumed	45,543	29,141	14,813

In 2021, we renewed our participation in all of our 2020 assumed programs. We also grew our assumed book significantly by signing on to new programs in various channels; including retro treaty, managing general agent, reinsurance intermediary, and financial lines. Losses and loss settlement expenses ceded decreased in 2021 as compared to 2020, primarily due to the Midwest derecho in August 2020, the recovery of the all lines aggregate program in 2020, and a decrease in severity of commercial property and workers’ compensation losses.

In 2020, we renewed our participation in all of our assumed programs. Losses and loss settlement expenses ceded increased in 2020 as compared to 2019, primarily due to the August Midwest derecho, the recovery of the all lines aggregate program and increase in severity of commercial property and workers' compensation losses.

In 2019 we added two additional assumed programs and did not renew one program from 2018. Losses and loss settlement expenses ceded increased in 2019 as compared to 2018, primarily due to an increase in severity of commercial auto losses, assumed reinsurance losses, extra contractual obligations and catastrophe losses.

Refer to Note 5 "Reserves for Losses and Loss Settlement Expenses" for an analysis of changes in our overall property and casualty insurance reserves.
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2021, there was an all lines annual aggregate excess of loss program with variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 65.0 percent of the program was placed. For 2020, there was an all lines annual aggregate excess of loss program with variable retention of 6.37 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 75.0 percent of the program was placed. For 2020, the Company recovered the maximum of $22.5 million from the all lines annual aggregate excess of loss program. For 2019, there was an all lines annual aggregate excess of loss program with a variable retention of 6.66 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to a maximum of $30.0 million.

	2021 Reinsurance Programs
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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will evaluate an appropriate response that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2021, 2020 and 2019 (net of reinsurance amounts):

Years Ended December 31,	2021	2020	2019
Gross liability for losses and loss settlement expenses at beginning of year	$1,578,131	$1,421,754	$1,312,483
Ceded losses and loss settlement expenses	(131,843)	(68,536)	(57,094)
Net liability for losses and loss settlement expenses at beginning of year	$1,446,288	$1,353,218	$1,255,389
Losses and loss settlement expenses incurred for claims occurring during
Current year	$701,064	$887,119	$835,507
Prior years	(48,909)	(17,652)	(5,335)
Total incurred	$652,155	$869,467	$830,172
Losses and loss settlement expense payments for claims occurring during
Current year	$277,115	$354,635	$333,975
Prior years	419,963	421,762	398,368
Total paid	$697,078	$776,397	$732,343
Net liability for losses and loss settlement expenses at end of year	$1,401,365	$1,446,288	$1,353,218
Ceded loss and loss settlement expenses	112,900	131,843	68,536
Gross liability for losses and loss settlement expenses at end of year	$1,514,265	$1,578,131	$1,421,754

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
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. Our reserving philosophy may result in favorable reserve development in future years that may decrease losses and loss settlement expenses for prior year claims in the year of adjustment. We realize that this philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.
We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

Reserve Development

The significant drivers of the favorable reserve development in 2021 were commercial automobile along with a favorable contribution from workers' compensation. This favorable development was partially offset by unfavorable development from commercial other liability. Favorable development for both commercial automobile and workers' compensation was from both loss and LAE. Reserve reductions for unpaid loss and LAE were more than sufficient to offset payments. Commercial other liability was adversely affected by reserve strengthening for reported claims and reserve strengthening for incurred but unreported claims. Commercial other liability reserve strengthening resulted in unfavorable development because paid loss exceeded the reduction in unpaid claim reserves but favorable development for LAE partially offset the unfavorable loss development.

The significant drivers of the favorable reserve development in 2020 were workers' compensation, commercial fire and allied lines, fidelity and surety and personal automobile. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines: commercial liability, reinsurance assumed and commercial automobile. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss. LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for reinsurance assumed was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts.

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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2021, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, Inc., which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2021, 2020 and 2019, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and / or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2021
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$100,389	$96,158	$94,195	$91,980	$92,537	$91,346	$89,731	$91,571	$89,900	$89,445	$11,818	(10,944)	5,905
2013		104,982	91,460	90,502	86,119	85,399	88,816	86,082	85,999	94,808	3,962	(10,174)	6,489
2014			118,928	117,958	106,486	97,809	102,487	105,507	107,417	111,517	3,837	(7,411)	6,680
2015				137,386	125,307	120,005	127,091	129,945	131,325	132,694	8,651	(4,692)	7,849
2016					139,144	130,041	136,275	142,397	140,784	148,324	12,640	9,180	9,132
2017						139,602	139,032	152,547	156,369	159,653	19,305	20,051	9,063
2018							163,059	172,894	176,496	187,841	29,864	24,782	8,872
2019								149,173	169,344	183,918	37,331	34,745	8,102
2020									171,013	158,022	43,673	(12,991)	5,673
2021										145,822	76,825		2,343
									Total	$1,412,044

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$6,875	$24,620	$39,948	$55,316	$64,574	$69,800	$71,773	$73,819	$74,644	$75,187
2013		9,835	25,228	39,953	54,559	65,773	72,115	75,961	78,448	83,491
2014			10,207	29,679	50,211	70,363	83,109	93,060	96,509	102,042
2015				11,185	27,182	53,901	74,292	96,339	104,472	109,540
2016					13,782	38,184	63,526	88,885	102,757	115,107
2017						17,716	43,172	70,500	91,984	111,085
2018							16,200	44,772	79,168	105,515
2019								18,221	46,986	72,179
2020									17,011	43,596
2021										12,434
									Total	$830,176
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2012, net of reinsurance							30,242
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$612,108

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2021
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$138,602	$110,448	$108,774	$108,047	$107,958	$108,623	$109,687	$109,480	$110,245	$109,911	$318	(28,691)	6,477
2013		91,521	88,550	91,498	92,212	93,826	93,858	92,988	92,855	93,498	62	1,977	6,675
2014			126,216	131,198	128,762	128,185	128,503	126,811	127,068	128,180	70	1,964	7,940
2015				103,177	108,293	110,633	108,235	105,218	104,646	105,043	209	1,866	7,592
2016					147,473	144,208	143,721	143,724	143,108	144,109	493	(3,364)	9,860
2017						155,139	160,240	160,946	161,693	161,232	676	6,093	13,478
2018							143,280	146,951	146,378	146,010	1,765	2,730	10,746
2019								164,030	155,482	158,475	3,614	(5,555)	11,146
2020									207,207	201,391	6,528	(5,816)	14,354
2021										156,794	27,009		4,796
									Total	$1,404,643

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$71,008	$94,380	$100,078	$103,197	$105,250	$106,521	$106,740	$107,992	$108,123	$108,859
2013		59,331	78,226	82,853	86,115	89,200	91,493	92,012	92,472	93,200
2014			84,456	113,663	116,750	122,370	123,697	125,745	126,307	127,883
2015				67,217	90,454	95,515	101,367	104,115	103,975	104,127
2016					92,895	125,962	132,429	137,909	139,353	141,104
2017						99,484	137,058	145,900	152,219	157,512
2018							92,770	123,559	133,703	137,794
2019								100,980	136,084	142,342
2020									128,704	173,055
2021										97,451
									Total	$1,283,327
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2012, net of reinsurance							1,422
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$122,739

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2021
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$100,039	$90,848	$94,755	$95,321	$96,594	$96,389	$96,305	$96,059	$96,176	$96,174	$—	(3,865)	14,365
2013		104,356	98,037	102,943	103,726	104,980	105,248	104,886	106,140	106,288	323	1,932	15,528
2014			107,723	106,076	113,720	118,869	120,385	121,077	120,599	119,214	381	11,491	17,326
2015				125,506	129,816	132,206	138,987	137,395	137,335	136,826	271	11,320	20,085
2016					174,018	175,357	174,337	175,657	173,823	174,588	843	570	27,302
2017						227,919	224,553	235,110	233,159	233,007	2,581	5,088	32,878
2018							236,629	245,173	253,045	255,017	5,739	18,388	34,440
2019								279,229	291,139	289,929	12,144	10,700	34,669
2020									243,360	216,951	19,907	(26,409)	23,949
2021										179,880	33,802		11,104
									Total	$1,807,874

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$39,247	$57,201	$71,469	$82,944	$90,292	$93,179	$94,747	$94,983	$96,176	$96,174
2013		43,592	67,630	79,663	90,780	96,375	100,058	101,580	103,037	103,368
2014			45,704	68,033	87,590	99,922	109,682	113,751	116,843	117,770
2015				50,782	78,225	99,201	118,395	129,317	134,100	135,462
2016					66,013	103,528	128,157	148,224	164,341	168,950
2017						81,311	126,644	166,170	197,893	212,947
2018							81,572	138,092	187,405	211,123
2019								91,919	153,244	205,614
2020									67,660	109,686
2021										64,381
									Total	$1,425,475
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2012, net of reinsurance							749
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$383,149

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2021
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$48,848	$46,279	$42,158	$38,423	$38,553	$39,015	$39,182	$39,063	$38,290	$38,562	$228	(10,286)	4,001
2013		64,048	62,579	56,369	54,584	52,761	51,753	50,984	50,349	49,801	215	(14,247)	4,259
2014			64,051	60,729	58,284	56,630	54,636	53,023	52,889	52,388	637	(11,663)	4,804
2015				53,788	55,578	51,003	46,682	46,019	44,706	43,751	377	(10,037)	5,678
2016					70,419	66,575	61,648	55,168	53,964	52,870	571	(17,549)	7,959
2017						76,184	69,528	55,982	51,874	49,362	688	(26,822)	8,194
2018							71,972	67,883	59,192	56,109	1,075	(15,863)	8,022
2019								52,136	49,189	49,336	1,373	(2,800)	7,332
2020									45,365	46,612	2,153	1,247	4,389
2021										45,177	5,142		1,623
									Total	$483,968

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$11,802	$23,023	$28,397	$30,933	$33,063	$34,330	$35,388	$36,060	$36,520	$36,762
2013		14,136	30,209	38,023	42,941	45,078	47,071	47,572	48,093	48,327
2014			13,965	30,289	38,441	42,964	45,193	45,825	46,299	46,664
2015				12,063	27,304	35,229	38,424	39,305	40,034	41,006
2016					14,413	32,345	40,680	45,743	47,082	48,277
2017						14,647	31,309	38,083	41,672	43,833
2018							16,949	35,369	43,189	47,173
2019								13,582	29,668	38,382
2020									17,603	29,605
2021										17,949
									Total	$397,978
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2012, net of reinsurance							17,864
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$103,856

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2021
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$47,924	$46,199	$46,403	$46,150	$44,715	$44,352	$44,165	$44,158	$44,160	$44,178	$—	(3,746)	10,792
2013		39,232	38,525	37,262	37,086	36,729	36,661	36,486	36,467	36,466	—	(2,766)	9,252
2014			53,910	52,661	52,944	52,782	52,615	52,702	52,810	52,854	21	(1,056)	10,963
2015				42,848	41,088	40,336	40,368	40,220	40,194	40,189	11	(2,659)	9,553
2016					48,072	45,840	45,379	45,961	45,113	45,297	39	(2,775)	11,905
2017						60,330	59,342	58,695	58,544	59,023	107	(1,307)	14,709
2018							51,639	51,721	52,715	52,062	183	423	13,677
2019								59,547	58,378	58,745	554	(802)	13,576
2020									81,206	73,761	899	(7,445)	16,884
2021										28,537	2,644		2,437
									Total	$491,112

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited)
2012	$30,415	$41,979	$43,375	$44,448	$43,569	$44,139	$44,158	$44,158	$44,159	$44,178
2013		25,505	32,788	34,297	35,306	36,155	36,323	36,397	36,466	36,466
2014			37,055	47,912	49,710	51,837	52,018	52,543	52,519	52,526
2015				29,551	37,431	39,027	39,428	39,865	40,029	40,053
2016					32,999	40,910	42,660	44,046	44,618	44,737
2017						42,135	53,111	55,982	57,169	57,824
2018							37,410	47,433	49,464	50,185
2019								40,544	52,390	54,935
2020									54,181	68,124
2021										20,298
									Total	$469,326
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2012, net of reinsurance							719
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$22,503

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2021
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$612,108
Commercial fire and allied	122,739
Commercial automobile	383,149
Commercial workers' compensation	103,856
Personal	22,503
All other lines	64,083
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,308,438
Net outstanding liabilities for unpaid unallocated loss settlement expenses	92,084
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	843
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,401,365

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	22,522
Commercial fire and allied	21,309
Commercial automobile	4,819
Commercial workers' compensation	53,189
Personal	3,236
All other lines	8,631
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	113,706
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(806)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	112,900
Total gross liability for unpaid losses and loss settlement expenses	$1,514,265

The following is supplementary information about average historical claims duration as of December 31, 2021.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.4%	16.2%	17.2%	15.8%	11.9%	7.2%	3.3%	3.3%	3.1%	0.6%
Commercial fire and allied	63.7%	22.0%	4.8%	3.8%	2.2%	1.3%	0.3%	1.0%	0.4%	0.7%
Commercial automobile	36.1%	20.4%	15.8%	11.6%	7.5%	3.2%	1.7%	0.8%	0.8%	—%
Commercial workers' compensation	30.5%	31.8%	15.5%	8.0%	3.8%	2.5%	1.7%	1.2%	0.8%	0.6%
Personal	71.2%	20.1%	4.0%	2.4%	0.7%	0.7%	0.1%	0.1%	—%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2021, 2020 and 2019 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2021
Property and casualty business	$754,411	$110,827
2020
Property and casualty business	$671,599	$(17,705)
2019
Property and casualty business	$707,571	$(22,393)

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
The Company executed a $50,000 surplus note private placement transaction on December 15, 2020 among UF&C and Federated Mutual and Federated Life. See additional details in Note 13 "Debt."
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2021, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $57,160 in dividend payments without prior regulatory approval. At December 31, 2021, we were in compliance with applicable state laws and regulations.
We paid dividends to our common shareholders of $15,064, $28,526 and $32,662 in 2021, 2020 and 2019, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2021, 2020 and 2019, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $0, $62,400 and $6,300, respectively. In 2021, 2020 and 2019, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $10,000, $4,000 and $57,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2021, 2020 and 2019. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2021.

NOTE 7. FEDERAL INCOME TAX
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100 percent of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has considered the implications of the CARES Act on its tax provision and has included an income tax benefit of $18,562 as the result of this Act in 2020.
Federal income tax expense (benefit)  is composed of the following:

Years Ended December 31,	2021	2020	2019
Current	$11,081	$(46,861)	$(7,843)
Deferred	5,168	(9,948)	9,902
Total	$16,249	$(56,809)	$2,059

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2021, 2020 and 2019 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2021	2020	2019
Computed expected income tax expense (benefit)	$20,337	$(35,598)	$3,544
The CARES Act	—	(18,562)	—
Tax-exempt municipal bond interest income	(3,412)	(3,669)	(3,961)
Nontaxable dividend income	(361)	(517)	(594)
Goodwill impairment	—	3,169	—
Compensation	770	695	1,638
Reinsurance		—	998
Research and development credit	(1,545)	(2,045)	—
Other, net	460	(282)	434
Consolidated federal income tax expense (benefit)	$16,249	$(56,809)	$2,059

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2021 and 2020 are as follows:

December 31,	2021	2020
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$27,047	$33,096
All other securities	13,229	22,082
Deferred policy acquisition costs	19,204	18,289
Investments in partnerships	3,229	964
Prepaid pension cost	3,725	4,553
Over funded pension benefit	1,214	—
Net bond discount accretion	323	383
Depreciation	4,097	4,187
Revaluation of investment basis (1)	—	325
Identifiable intangible assets (1)	1,242	1,391
Capitalized Software	6,351	4,891
Other	2,183	1,568
Gross deferred tax liability	81,844	$91,729
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$22,879	$23,851
Unearned premium adjustment	17,296	18,979
Employee profit sharing	2,515	974
Underfunded benefit plan obligation	—	4,295
Post-retirement benefits other than pensions	2,650	9,533
Other-than-temporary impairment of investments	1,529	1,974
Compensation expense related to stock options	1,989	2,307
Nonqualified deferred compensation	2,574	2,066
Other	3,659	2,821
Deferred tax asset	$55,091	$66,800
Net deferred tax liability	$26,753	$24,929
(1) Related to our acquisition of Mercer Insurance Group, Inc.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a noncontributory defined benefit pension plan, an employee/retiree health and dental benefit plan.
Pension and Post-Retirement Benefit Plans
We offer a noncontributory defined benefit pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is designed to ensure that plan assets will be adequate to provide retirement benefits. We estimate that we will contribute approximately $4,000 to the pension plan in 2022.
In December 2020, the Company made the decision to amend the noncontributory defined benefit pension plan. The Company amended the pension plan by discontinuing the noncontributory defined benefit pension plan and put in place a noncontributory cash balance pension plan effective July 1, 2021. All benefits under the noncontributory defined benefit pension plan stopped accruing on June 30, 2021.
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
In January 2021, the Company decided to change the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the tables in this note, with a one-time adjustment presented in the line "Special event plan closure" and an additional adjustment in the line "Amortization of prior service credit." There will be continuing amortization of prior service credits through the end of 2022 related to these plan changes.
As of December 31, 2021, the post-retirement benefit obligation was $960. This benefit obligation, along with the unrecognized prior service costs, will be released into the Consolidated Statement of Income and Other Comprehensive Income in 2022.
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
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income by way of a diversified investment portfolio along with appropriate employer contributions, which is intended to allow us to provide for the pension plan's benefit obligation.
The investments held by the pension plan at December 31, 2021 include the following asset categories:
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
As of December 31, 2021, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2021 and 2020 by asset category:

					Target
Pension Plan Assets	2021	% of Total	2020	% of Total	Allocation
Fixed maturity securities - corporate bonds	$21,683	7.6%	$21,718	8.7%	0%	-	15%
Redeemable preferred stock	4,633	1.6	3,534	1.4	0%	-	10%
Equity securities	178,766	63.1	149,413	60.0	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	23,916	8.4	26,266	10.6	0%	-	40%
U.S. property separate account fund	27,328	9.6	22,269	9.0	0%	-	25%
Arbitrage fund	10,588	3.7	9,873	4.0	0%	-	10%
United Life annuity	11,968	4.2	11,398	4.6	0%	-	10%
Cash and cash equivalents	5,058	1.8	4,264	1.7	0%	-	10%
Total plan assets	$283,940	100.0%	$248,735	100.0%
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2021 and 2020:

		Fair Value Measurements
Description	December 31, 2021	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$21,683	$—	$21,683	$—
Redeemable preferred stock	4,633	4,633	—	—
Equity securities	178,766	178,766	—	—
Pooled separate accounts
Core plus bond separate account fund	23,916	—	23,916	—
U.S. property separate account fund	27,328	—	—	27,328
Arbitrage fund	10,588	—	10,588	—
Money market funds	5,053	5,053	—	—
Total assets measured at fair value	$271,967	$188,452	$56,187	$27,328

		Fair Value Measurements
Description	December 31, 2020	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$21,718	$—	$21,718	$—
Redeemable preferred stock	3,534	3,534	—	—
Equity securities	149,413	149,413	—	—
Pooled separate accounts
Core plus bond separate account fund	26,266	—	26,266	—
U.S. property separate account fund	22,269	—	—	22,269
Arbitrage fund	9,873	—	9,873	—
Money market funds	4,260	4,260	—	—
Total assets measured at fair value	$237,333	$157,207	$57,857	$22,269
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2021	$22,269
Unrealized gains	5,059
Balance at December 31, 2021	$27,328

U.S. property separate account fund
Balance at January 1, 2020	$22,114
Unrealized gains	155
Balance at December 31, 2020	$22,269
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

The Society of Actuaries ("SOA") is an actuarial organization that periodically reviews mortality data and publishes mortality tables and improvement scales. In October 2019, the SOA released the Pri-2012 mortality tables for private sector retirement plans in the United States. The mortality assumptions are based on the Pri-2012 white collar base rate mortality projected generationally using the Principal Mortality Improvement Scale ("Principal 2016-10"). The Principal 2017-10 scale is based on latest mortality improvement scale, the MP-2021 study and model issued by the SOA with a few user-selected assumptions: 10- year convergence period on age and cohort and long-term rate assumptions using sex-distinct and age based rated developed from Social Security Trustee Reports. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and intend to make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2021	2020	2021	2020
Discount rate	2.84%	2.58%	0.48%	2.58%
Rate of compensation increase	3.00	2.75	N/A	N/A
Declining interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2020 compared to December 31, 2019.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2021	2020	2019	2021	2020	2019
Discount rate	2.58%	3.32%	4.18%	2.58%	3.32%	4.18%
Expected long-term rate of return on plan assets	6.70	6.70	6.70	N/A	N/A	N/A
Rate of compensation increase	2.75	3.00	3.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2021	2020	2021	2020
Health care cost trend rates assumed for next year	N/A	7.00%	3.00%	3.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	N/A	4.50%	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	2031	N/A	N/A

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2021	2020	2021	2020
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$271,744	$252,374	$31,666	$31,001
Service cost	12,082	10,829	148	1,728
Interest cost	6,911	8,266	72	1,014
Actuarial loss (gain)	(6,593)	38,920	(1,101)	(1,084)
Adjustment for plan amendment	(408)	(32,175)	—	—
Special event plan closure	—	—	(28,889)	—
Benefit payments	(7,149)	(6,470)	(936)	(993)
Benefit obligation at end of year (1)	$276,587	$271,744	$960	$31,666
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$248,735	$199,466	$—	$—
Actual return on plan assets	37,354	45,739	—	—
Employer contributions	5,000	10,000	936	993
Benefit payments	(7,149)	(6,470)	(936)	(993)
Fair value of plan assets at end of year	$283,940	$248,735	$—	$—
Funded status at end of year	$7,353	$(23,009)	$(960)	$(31,666)
(1)For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $276,518 and $271,515 at December 31, 2021 and 2020, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2021	2020	2021	2020
Amounts recognized in AOCI
Unrecognized prior service cost	$(29,346)	$(32,175)	$(15,085)	$(20,863)
Unrecognized actuarial (gain) loss	35,730	66,864	2,920	6,627
Total amounts recognized in AOCI	$6,384	$34,689	$(12,165)	$(14,236)
We anticipate amortization of the net actuarial losses for our pension plan in 2022 to be $777. We anticipate amortization of the net actuarial losses for our post-retirement benefit plan in 2022 to be $2,823

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2021	2020	2019	2021	2020	2019

Net periodic benefit cost
Service cost	$12,082	$10,829	$7,989	$148	$1,728	$1,823
Interest cost	6,911	8,266	8,320	72	1,014	1,274
Expected return on plan assets	(16,807)	(13,539)	(10,784)	—	—	—
Amortization of prior service cost	(3,237)	—	—	(14,490)	(8,084)	(8,684)
Special event plan closure	—	—	—	(20,177)	—	—
Amortization of net loss	3,995	3,914	3,603	2,607	375	894
Net periodic benefit cost	$2,944	$9,470	$9,128	$(31,840)	$(4,967)	$(4,693)

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
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2022	2023	2024	2025	2026	2027 - 2031
Pension benefits	$8,650	$9,430	$10,330	$11,320	$12,000	$72,220
Post-retirement benefits	$960	$—	$—	$—	$—	$—
Profit-Sharing Plan
We have a profit-sharing plan in which employees who meet service requirements are eligible to participate. The amount of our contribution is discretionary and is determined annually. Our contribution to the profit-sharing plan for 2021, 2020 and 2019, was $11,975, $4,637, and $4,096, respectively.

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At December 31, 2021, there were 1,317,819 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2021	From Inception to December 31, 2021
Beginning balance	700,680	1,900,000
Additional shares authorized	650,000	2,150,000
Number of awards granted	(161,857)	(3,450,756)
Number of awards forfeited or expired	128,996	718,575
Ending balance	1,317,819	1,317,819
Number of option awards exercised	7,884	1,481,973
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	53,483	217,861

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and

(iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At December 31, 2021, we had 144,352 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Year Ended December 31, 2021	From Inception to December 31, 2021
Beginning balance	160,135	300,000
Additional authorization	—	150,000
Number of awards granted	(18,510)	(332,378)
Number of awards forfeited or expired	2,727	26,730
Ending balance	144,352	144,352
Number of option awards exercised	8,181	142,001
Number of restricted stock awards vested	—	98,491

Stock-Based Compensation Expense
In 2021, 2020 and 2019, we recognized stock-based compensation expense of $3,441, $4,991 and $6,152, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2021, we had $3,708 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2022	$2,243
2023	1,291
2024	174
2025	—
2026	—
Total	$3,708

Analysis of Award Activity
The analysis below details the option award activity for 2021 and the awards outstanding at December 31, 2021, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	893,256	$37.16
Granted	62,142	29.43
Exercised	(16,065)	22.54
Cancelled/Forfeited	(72,918)	40.06
Expired	(3,727)	20.44
Outstanding at December 31, 2021	862,688	$36.71	4.46	$34
Exercisable at December 31, 2021	717,211	$36.14	3.71	$34
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2021) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $133, $299 and $2,055 in 2021, 2020 and 2019, respectively.
The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2021:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	217,883	$42.45
Granted	118,225	30.05
Vested	(78,211)	37.55
Forfeited	(55,078)	43.14
Non-vested at December 31, 2021	202,819	$36.92
In 2021, 2020 and 2019 we recognized $2,610, $3,734 and $4,659, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2021, we had $2,920 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $4,703 and $5,469 at December 31, 2021 and 2020, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2021	2020	2019
Risk-free interest rate	0.98%	1.4%	2.57%
Expected volatility	56.49%	22.26%	26.40%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.60	$1.32	$1.24
Weighted-average grant-date fair value of options granted during the year (in dollars)	$13.48	$6.96	$12.97

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2021:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$20.93	29.28	247,485	2.49	$27.70	243,921	$27.71
29.29	37.74	152,089	4.53	29.60	98,295	29.70
37.75	40.61	125,727	3.81	39.91	125,727	39.91
40.62	44.88	189,849	5.03	42.86	177,790	42.96
44.89	54.26	147,538	7.52	48.49	71,478	50.16
$20.93	54.26	862,688	4.46	$36.71	717,211	$36.14

NOTE 10. SEGMENT INFORMATION
Our property and casualty insurance business is reported as one business segment. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. We continually evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.

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
We write both commercial and personal lines of property and casualty insurance. We focus on commercial lines, which represented 97.7 percent of our property and casualty insurance premiums earned for 2021. Our personal lines represented 2.3 percent of our property and casualty insurance premiums earned for 2021.
Commercial Lines Business
Our primary commercial policies are tailored business packages that include the following coverages: fire and allied lines, other liability, automobile, workers' compensation and surety.
Personal Lines Business
Our personal lines consist primarily of automobile and fire and allied lines coverage, including homeowners.
In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual
Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in the state of New Jersey as of December 31, 2021. The business remaining in New Jersey is scheduled to lapse over the next 3 years.
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2021	2020	2019
Property and casualty insurance business
Net premiums earned
Other liability	$299,961	$316,098	$318,412
Fire and allied lines	253,485	277,515	285,205
Automobile	255,279	324,420	345,637
Workers' compensation	61,690	75,953	87,376
Fidelity and surety	30,989	28,001	25,539
Reinsurance assumed	59,745	30,417	21,861
Other	1,674	2,678	2,942
Total net premiums earned	$962,823	$1,055,082	$1,086,972
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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2021		2020		2019
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$80,594	$80,594	$(112,706)	$(112,706)	$14,820	$14,820
Weighted-average common shares outstanding	25,092,297	25,092,297	25,027,358	25,027,358	25,138,039	25,138,039
Add dilutive effect of restricted stock awards	—	202,809	—	—	—	232,450
Add dilutive effect of stock options	—	224,620	—	—	—	212,038
Weighted-average common shares	25,092,297	25,519,726	25,027,358	25,027,358	25,138,039	25,582,527
Earnings (loss) per common share	$3.21	$3.16	$(4.50)	$(4.50)	$0.59	$0.58
Awards excluded from diluted calculation(1)	—	800,903	—	618,379	—	63,897
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 12. LEASE COMMITMENTS

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
The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to ten years and greater than ten years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on the Company's incremental borrowing rate of its credit facility, described in Note 13 "Debt". For leases that existed prior to the adoption of the new accounting guidance on January 1, 2019 or those with terms not similar to the credit facility, the Company has elected to use the remaining lease term based on the four categories noted above as of the date of initial application to measure its incremental borrowing rate. In this case, the incremental borrowing rate is a collateralized rate based on current industry borrowing rates for similar companies with similar ratings.
Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2021, we have leases with remaining terms of 1 year to 6 years, some of which may include no options for renewal and others with options to extend the lease terms from 6 months to 5 years.

The components of our operating leases were as follows:

	As of December 31, 2021	As of December 31, 2020

Components of lease expense:
Operating lease expense	$7,350	$7,611
Less sublease income	213	292
Net lease expense	7,137	7,319
Cash flows information related to leases:
Operating cash outflow from operating leases	7,206	7,053

Balance sheet information for operating leases:	As of December 31, 2021	As of December 31, 2020

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$29,823	$18,619
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	30,372	19,244
Right-of-use assets obtained in exchange for new operating lease liabilities	17,466	7,264
Weighted average remaining lease term	4.54 years	4.36 years
Weighted average discount rate	2.98%	3.72%

Maturities of lease liabilities:	As of December 31, 2021	As of December 31, 2020
2022	$8,299	$6,889
2023	7,479	4,610
2024	5,747	3,627
2025	5,132	1,763
2026	4,408	1,270
Thereafter	1,229	2,460
Total lease payments	32,294	20,619
Less imputed interest	(1,922)	(1,375)
Lease liability	$30,372	$19,244
NOTE 13. DEBT
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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. As of December 31, 2021, interest expense totaled $3,187. Payment of interest is subject to approval by the Iowa Insurance Division.

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

There was no outstanding balance on either the Credit Agreement or the Previous Credit Agreement at December 31, 2021 or 2020, respectively. As of December 31, 2021, we were in compliance with all covenants under the Credit Agreement. We did not incur any interest expense related to the Credit Agreement in 2021 or under our Previous Credit Agreement in 2020 and 2019.

NOTE 14. INTANGIBLE ASSETS
The carrying value of our goodwill was zero at December 31, 2021 and at December 31, 2020, respectively. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios; and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2021	2020
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(7,884)	(7,307)
	$2,454	$3,031

Software	$3,260	$3,260
Accumulated amortization - software	(3,260)	(3,260)
	$—	$—

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,418)	(1,286)
	$560	$692

Favorable contract	$286	$286
Accumulated amortization - favorable contract	(286)	(286)
	$—	$—

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$6,034	$6,743
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Software	Two years
Trade names	Fifteen years
Favorable contract	Two years
Our estimated aggregate amortization expense for each of the next five years is as follows:

2022	$709
2023	709
2024	709
2025	709
2026	178

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2021, 2020 and 2019:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2019	$(9,323)	$(21,149)	$(30,472)
Change in accumulated other comprehensive income before reclassifications	55,399	(16,530)	38,869
Reclassification adjustments from accumulated other comprehensive income	1,203	3,552	4,755
Balance as of December 31, 2019	$47,279	$(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	37,173	14,580	51,753
Reclassification adjustments from accumulated other comprehensive income	(1,382)	3,387	2,005
Balance as of December 31, 2020	$83,070	$(16,159)	$66,911
Change in accumulated other comprehensive income before reclassifications	(31,519)	15,511	(16,008)
Reclassification adjustments from accumulated other comprehensive income	(1,782)	5,216	3,434
Balance as of December 31, 2021	$49,769	$4,568	$54,337

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a)2. (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
At December 31, 2021, the Company’s reserves for losses and loss settlement expenses was
$1.5 billion, of which $231 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liabilities for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

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
February 25, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Co-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of United Fire Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. United Fire Group, Inc.'s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Co-Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its Consolidated Financial Statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2021, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2021, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2021. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2021, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
February 25, 2022

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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 "Business" of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 18, 2022 (the "2022 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2022 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2022 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2022 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2021 and 2020	68
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2021	69
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 2021	70
Consolidated Statements of Cash Flows for the three years ended December 31, 2021	71
Notes to Consolidated Financial Statements	73

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	144
Schedule II. Condensed Financial Statements of Parent Company	145
Schedule III: Supplementary Insurance Information	148
Schedule IV: Reinsurance	149
Schedule V: Valuation and Qualifying Accounts	150
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	151
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
4.1		Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2019	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2007		10-K	12/31/2007	10.2	2/28/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. 2021 Stock and Incentive Plan (the "Stock Plan")		8-K		10.1	5/21/2021
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement ( Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of March 31, 2020, by and among United Fire & Casualty Company, as borrower, the lenders referred to therein and Wells Fargo Bank National Association, as administrative agent and swingline lender and issuing lender and Wells Fargo Securities, LLC as sole bookrunner.		8-K		10.1	4/2/2020
10.25	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.1	8/5/2020
10.26	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Performance-Based Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.1	11/4/2021
10.27	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Option Award Notice		10-Q	9/30/2021	10.2	11/4/2021
10.28	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.3	11/4/2021
21		Subsidiaries of the Registrant	X
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2		Consent of Regnier Consulting Group, Inc., Independent Actuary	X

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
31.1	Certification of Randy A. Ramlo Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Randy L. Patten Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Randy A. Ramlo Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Randy L. Patten Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.
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

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2021	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$102,499	$103,590	$103,590
States, municipalities and political subdivisions	776,775	822,570	822,570
Foreign governments	30,314	30,906	30,906
Public utilities	104,008	107,493	107,493
All other bonds	643,201	655,231	655,231
Total fixed maturities	$1,656,797	$1,719,790	$1,719,790
Equity securities
Common stocks
Public utilities	$3,650	$17,940	$17,940
Banks, trusts and insurance companies	12,626	45,823	45,823
Industrial, miscellaneous and all other	67,735	149,043	149,043
Nonredeemable preferred stocks	595	595	595
Total equity securities	$84,606	$213,401	$213,401
Mortgage loans on real estate	$47,201	$48,815	$47,130
Other long-term investments	84,108	84,090	84,090
Short-term investments	275	275	275
Total investments	$1,872,987	$2,066,371	$2,064,686

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2021	2020

Assets
Fixed maturities
Available-for-sale, at fair value (amortized cost $150 in 2021 and $150 in 2020)	$150	$150
Investment in subsidiary	876,868	818,581
Cash and cash equivalents	2,158	6,504
Other assets	12	15
Total assets	$879,188	$825,250

Liabilities and stockholders' equity
Liabilities	$67	$101

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,082,104 and 25,055,479 issued and outstanding in 2021 and 2020, respectively	$25	$25
Additional paid-in capital	203,375	202,359
Retained earnings	621,384	555,854
Accumulated other comprehensive income, net of tax	54,337	66,911
Total stockholders' equity	$879,121	$825,149

Total liabilities and stockholders' equity	$879,188	$825,250

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2021	2020	2019

Revenues
Investment income	$23	$141	$295
Total revenues	23	141	295

Expenses
Other operating expenses	$3	$10	$86
Total expenses	3	10	86

Income before income taxes and equity in net income of subsidiary	20	131	209
Federal income tax expense (benefit)	5	68	44
Net income before equity in net income (loss) of subsidiary	$15	$63	$165
Equity in net income (loss) of subsidiary	80,579	(112,769)	14,655
Net income (loss)	$80,594	$(112,706)	$14,820

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$(39,901)	$47,054	$70,127
Change in liability for underfunded employee benefit plans of subsidiary	19,633	18,456	(20,924)
Other comprehensive income (loss), before tax and reclassification adjustments	$(20,268)	$65,510	$49,203
Income tax effect	4,260	(13,757)	(10,334)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(16,008)	$51,753	$38,869
Reclassification adjustment for net realized gains of the subsidiary included in income	(2,256)	(1,750)	1,521
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	6,603	4,289	4,497
Total reclassification adjustments, before tax	$4,347	$2,539	$6,018
Income tax effect	(913)	(534)	(1,263)
Total reclassification adjustments, after tax	$3,434	$2,005	$4,755

Comprehensive income (loss)	$68,020	$(58,948)	$58,444

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2021	2020	2019

Cash flows from operating activities
Net income (loss)	$80,594	$(112,706)	$14,820
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(80,579)	112,769	(14,655)
Dividends received from subsidiary	10,000	4,000	57,000
Other, net	3,131	3,907	5,512
Total adjustments	$(67,448)	$120,676	$47,857
Net cash provided by operating activities	$13,146	$7,970	$62,677

Cash flows from investing activities
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(15,064)	$(28,532)	$(32,662)
Repurchase of common stock	(2,007)	(2,741)	(11,700)
Issuance of common stock	(421)	(71)	2,377
Net cash used in financing activities	$(17,492)	$(31,344)	$(41,985)

Net change in cash and cash equivalents	$(4,346)	$(23,374)	$20,692
Cash and cash equivalents at beginning of period	6,504	29,878	9,186
Cash and cash equivalents at end of year	$2,158	$6,504	$29,878

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Premiums Written
Year Ended December 31, 2021
Property and casualty insurance	$91,446	$1,514,265	$439,733	$962,823	$55,778	$652,155	$203,432	$110,574	$941,348
Year Ended December 31, 2020
Property and casualty insurance	$87,094	$1,578,131	$464,845	$1,055,082	$39,670	$869,467	$210,252	$143,332	$1,011,350
Year Ended December 31, 2019
Property and casualty insurance	$94,292	$1,421,754	$505,162	$1,086,972	$60,414	$830,172	$216,199	$137,415	$1,096,730

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2021
Premiums earned
Property and casualty insurance	$978,190	$92,650	$77,283	$962,823	8.03%
Year Ended December 31, 2020
Premiums earned
Property and casualty insurance	$1,106,327	$84,924	$33,679	$1,055,082	3.19%
Year Ended December 31, 2019
Premiums earned
Property and casualty insurance	$1,133,583	$72,023	$25,412	$1,086,972	2.34%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2021	$687	$94	$—	$781
Year Ended December 31, 2020	1,239	—	552	687
Year Ended December 31, 2019	785	454	—	1,239

Deferred tax asset valuation allowance
Year Ended December 31, 2021	$—	$—	$—	$—
Year Ended December 31, 2020	—	—	—	—
Year Ended December 31, 2019	—	—	—	—

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2021	$91,446	$1,514,265	$439,733	$962,823	$47,383	$55,778	$691,933	$(39,778)	$203,432	$697,078	$941,348
2020	$87,094	$1,578,131	$464,845	$1,055,082	$(32,395)	$39,670	$887,119	$(17,652)	$210,252	$776,397	$1,011,350
2019	$94,292	$1,421,754	$505,162	$1,086,972	$53,779	$60,414	$835,507	$(5,335)	$216,699	$732,343	$1,096,730

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Randy A. Ramlo
Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/25/2022

By:	/s/ Randy L. Patten
Randy L. Patten, Assistant Vice President, Co-Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/25/2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ James W. Noyce	By	/s/ John Paul E. Besong
	Jim W. Noyce, Chairman and Director		John Paul E. Besong, Director
Date	2/25/2022	Date	2/25/2022

By	/s/ Scott L. Carlton	By:	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/25/2022	Date	2/25/2022

By	/s/ Christopher R. Drahozal	By	/s/ Lura McBride
	Christopher R. Drahozal, Director		Lura McBride, Director
Date	2/25/2022	Date	2/25/2022

By	/s/ George D. Milligan	By	/s/ Mary K. Quass
	George D. Milligan, Director		Mary K. Quass, Director
Date	2/25/2022	Date	2/25/2022

By	/s/ Randy L. Patten	By	/s/ Randy A. Ramlo
	Randy L. Patten, Assistant Vice President, Co-Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer		Randy A. Ramlo, Chief Executive Officer, Director and Principal Executive Officer
Date	2/25/2022	Date	2/25/2022

By	/s/ Kyle D. Skogman	By	/s/ Susan E. Voss
	Kyle D. Skogman, Vice Chairman and Director		Susan E. Voss, Director
Date	2/25/2022	Date	2/25/2022