Form 10-Q
period 2022-03-31
UNITED FIRE GROUP INC
filed 2022-05-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

As of May 2, 2022, 25,126,598 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2022

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission ("SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
◦Our ability to effectively underwrite and adequately price insured risks;
◦Risks related to our investment portfolio that could negatively affect our profitability;
◦Geographic concentration risk in our property and casualty insurance business;
◦The properties we insure are exposed to various natural perils that can give rise to significant claims costs;
◦Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect our results of operations, liquidity and financial condition;
◦Lowering of one or more of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;
◦We may be unable to attract, retain or effectively manage the succession of key personnel;
◦The risk of not being able to predict the rising cost of insurance claims resulting from changing societal expectations that lead to increasing litigation, broader definitions of liability, broader contract interpretations, more plaintiff-friendly legal decisions and larger compensatory jury awards;
◦The potential disruption of our operations and reputation due to unauthorized data access, cyber-attacks or cyber-terrorism and other security breaches;
◦The impact of the COVID-19 pandemic, and the emergence of variant strains, on our business, financial conditions, results of operations, and liquidity;
◦The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;
◦Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network; and
◦Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and other federal stimulus relief legislation, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; changes in laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,671,758 in 2022 and $1,656,797 in 2021)	$1,651,468	$1,719,790
Equity securities at fair value (cost $80,260 in 2022 and $84,605 in 2021)	194,230	213,401
Mortgage loans	47,042	47,201
Less: allowance for mortgage loan losses	66	71
Mortgage loans, net	46,976	47,130
Other long-term investments	84,007	84,090
Short-term investments	275	275
Total investments	1,976,956	2,064,686
Cash and cash equivalents	109,522	132,104
Accrued investment income	13,935	13,396
Premiums receivable (net of allowance for doubtful accounts of $559 in 2022 and $781 in 2021)	334,890	316,771
Deferred policy acquisition costs	95,762	91,446
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $61,633 in 2022 and $60,142 in 2021)	138,721	137,702
Reinsurance receivables and recoverables (net of allowance for credit losses of $83 in 2022 and $102 in 2021)	134,988	127,815
Prepaid reinsurance premiums	8,864	9,328
Intangible assets	5,856	6,034
Income taxes receivable	14,674	32,378
Other assets	95,829	81,061
TOTAL ASSETS	$2,929,997	$3,012,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,487,991	$1,514,265
Unearned premiums	446,051	439,733
Accrued expenses and other liabilities	103,077	102,849
Long term debt	50,000	50,000
Deferred tax liability	7,253	26,753
TOTAL LIABILITIES	$2,094,372	$2,133,600
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,119,244 and 25,082,104 shares issued and outstanding in 2022 and 2021, respectively	$25	$25
Additional paid-in capital	204,006	203,375
Retained earnings	645,966	621,384
Accumulated other comprehensive income, net of tax	(14,372)	54,337
TOTAL STOCKHOLDERS’ EQUITY	$835,625	$879,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,929,997	$3,012,721
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2022	2021
Revenues
Net premiums earned	$234,228	$259,225
Investment income, net of investment expenses	11,276	17,081
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $318 in 2022 and $(807) in 2021; previously included in accumulated other comprehensive income (loss))	(465)	24,508
Other income (loss)	(25)	(79)
Total revenues	$245,014	$300,735
Benefits, Losses and Expenses
Losses and loss settlement expenses	$130,376	$206,398
Amortization of deferred policy acquisition costs	50,471	53,265
Other underwriting expenses (includes reclassifications for employee benefit costs of $900 in 2022 and $1,667 in 2021; previously included in accumulated other comprehensive income (loss))	28,644	18,368
Interest expense	797	—
Total benefits, losses and expenses	$210,288	$278,031
Income before income taxes	$34,726	$22,704
Federal income tax expense (includes reclassifications of $122 in 2022 and $520 in 2021; previously included in accumulated other comprehensive income (loss))	6,377	4,002
Net Income	$28,349	$18,702
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(82,965)	$(30,497)
Change in liability for underfunded employee benefit plans	(4,591)	6,505
Other comprehensive income (loss), before tax and reclassification adjustments	$(87,556)	$(23,992)
Income tax effect	18,387	5,038
Other comprehensive income (loss), after tax, before reclassification adjustments	$(69,169)	$(18,954)
Reclassification adjustment for net realized investment losses included in income	$(318)	$807
Reclassification adjustment for employee benefit costs included in expense	900	1,667
Total reclassification adjustments, before tax	$582	$2,474
Income tax effect	(122)	(520)
Total reclassification adjustments, after tax	$460	$1,954
Comprehensive income (loss)	$(40,360)	$1,702
Diluted weighted average common shares outstanding	25,323,105	25,379,812
Earnings per common share:
Basic	$1.13	$0.75
Diluted	1.12	0.74
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income	—	—	—	18,702	—	18,702
Shares repurchased	(207)	—	(7)	—	—	(7)
Stock based compensation	64,583	—	522	—	—	522
Dividends on common stock $0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(23,456)	(23,456)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	6,456	6,456
Balance, March 31, 2021	25,119,855	$25	$202,874	$570,789	$49,911	$823,599
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$28,349	$18,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	2,906	3,586
Depreciation and amortization	1,668	1,628
Stock-based compensation expense	979	1,009
Net investment (gains) losses	465	(24,508)
Net cash flows from equity and trading investments	18,387	38,737
Deferred income tax benefit	(1,234)	4,002
Changes in:
Accrued investment income	(539)	(47)
Premiums receivable	(18,119)	(11,097)
Deferred policy acquisition costs	(4,316)	(861)
Reinsurance receivables	(7,173)	(3,001)
Prepaid reinsurance premiums	464	(448)
Income taxes receivable	17,704	(14)
Other assets	(14,768)	(7,109)
Losses and loss settlement expenses	(26,274)	34,894
Unearned premiums	6,318	(3,315)
Accrued expenses and other liabilities	(3,469)	(26,116)
Other, net	247	(6,532)
Cash from operating activities	(26,754)	808
Net cash provided by operating activities	$1,595	$19,510
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$—	$99,682
Proceeds from call and maturity of available-for-sale investments	65,407	72,617
Proceeds from sale of other investments	1,581	621
Purchase of investments available-for-sale	(82,942)	(198,331)
Purchase of other investments	(1,597)	(2,423)
Net purchases and sales of property and equipment	(2,510)	(3,848)
Net cash used in investing activities	$(20,061)	$(31,682)
Cash Flows From Financing Activities
Issuance of common stock	$(349)	$(487)
Repurchase of common stock	—	(7)
Payment of cash dividends	(3,767)	(3,768)
Net cash used in financing activities	$(4,116)	$(4,262)

Net Change in Cash and Cash Equivalents	$(22,582)	$(16,434)
Cash and Cash Equivalents at Beginning of Period	132,104	87,948
Cash and Cash Equivalents at End of Period	$109,522	$71,514
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
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2021, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At March 31, 2022, the Company's FAL investments were comprised of cash of $21,333 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2022.

Total
Recorded asset at beginning of period	$91,446
Underwriting costs deferred	54,787
Amortization of deferred policy acquisition costs	(50,471)
Recorded asset at March 31, 2022	$95,762

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

Interest payments under the surplus notes are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the three-month period ended March 31, 2022, interest totaled

$797 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as Interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported consolidated federal income tax expense of $6,377 for the three-month period ended March 31, 2022 compared to an income tax expense of $4,002 during the same period of 2021. Our effective tax rate for 2022 and 2021 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2022 or December 31, 2021. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
For the three-month period ended March 31, 2022, we did not make a payment for income taxes. For the three-month period ended March 31, 2021, we made payments for income taxes totaling $14. For the three-month period ended March 31, 2022, we received a federal tax refund of $10,000. We did not receive a tax refund during the three-month period ended March 31, 2021.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at March 31, 2022 was $2,686 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of March 31, 2022 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of March 31, 2022, the Company had a credit loss allowance for reinsurance receivables of $83.

Rollforward of credit loss allowance for reinsurance receivables:
As of
March 31, 2022
Beginning balance, January 1, 2022	$102
Recoveries of amounts previously written off, if any	(19)
Ending balance of the allowance for reinsurance receivables, March 31, 2022	$83

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

COVID-19 Pandemic

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty and interruptions to normal business activities. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which may impact our business, financial condition, results of operations or liquidity. See further discussion in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity, presented on a consolidated basis, as of March 31, 2022 and December 31, 2021, is provided below:

March 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$42,292	$6	$1,900	$40,398	$—	$40,398
U.S. government agency	73,017	632	2,691	70,958	—	70,958
States, municipalities and political subdivisions
General obligations:
Midwest	70,491	745	42	71,194	—	71,194
Northeast	22,020	179	15	22,184	—	22,184
South	68,387	638	11	69,014	—	69,014
West	93,789	1,262	14	95,037	—	95,037
Special revenue:
Midwest	112,262	2,305	26	114,541	—	114,541
Northeast	55,684	769	142	56,311	—	56,311
South	198,958	3,820	365	202,413	—	202,413
West	124,791	1,879	53	126,617	—	126,617
Foreign bonds	35,264	226	1,584	33,906	—	33,906
Public utilities	117,845	800	3,979	114,666	—	114,666
Corporate bonds
Energy	39,143	506	952	38,697	—	38,697
Industrials	53,976	619	2,219	52,376	—	52,376
Consumer goods and services	77,509	490	3,933	74,066	—	74,066
Health care	28,314	158	2,496	25,976	—	25,976
Technology, media and telecommunications	62,204	847	2,881	60,170	—	60,170
Financial services	119,478	1,160	2,035	118,603	—	118,603
Mortgage-backed securities	23,293	35	1,310	22,018	—	22,018
Collateralized mortgage obligations
Government national mortgage association	102,710	148	4,856	98,002	—	98,002
Federal home loan mortgage corporation	104,844	53	4,926	99,971	—	99,971
Federal national mortgage association	45,160	217	1,916	43,461	—	43,461
Asset-backed securities	327	562	—	889	—	889
Total Available-for-Sale Fixed Maturities	$1,671,758	$18,056	$38,346	$1,651,468	$—	$1,651,468

December 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$42,425	$216	$718	$41,923	$—	$41,923
U.S. government agency	60,074	2,155	562	61,667	—	61,667
States, municipalities and political subdivisions
General obligations:
Midwest	71,863	2,483	—	74,346	—	74,346
Northeast	22,061	701	—	22,762	—	22,762
South	90,171	3,873	—	94,044	—	94,044
West	93,968	5,110	—	99,078	—	99,078
Special revenue:
Midwest	114,997	7,292	—	122,289	—	122,289
Northeast	55,811	3,921	—	59,732	—	59,732
South	201,383	14,365	78	215,670	—	215,670
West	126,521	8,128	—	134,649	—	134,649
Foreign bonds	30,314	789	197	30,906	—	30,906
Public utilities	104,008	3,966	481	107,493	—	107,493
Corporate bonds
Energy	31,011	1,751	81	32,681	—	32,681
Industrials	55,014	2,319	162	57,171	—	57,171
Consumer goods and services	71,543	1,912	611	72,844	—	72,844
Health care	27,351	539	461	27,429	—	27,429
Technology, media and telecommunications	55,405	2,958	866	57,497	—	57,497
Financial services	98,352	4,394	131	102,615	—	102,615
Mortgage-backed securities	25,075	167	229	25,013	—	25,013
Collateralized mortgage obligations
Government national mortgage association	109,968	2,322	1,772	110,518	—	110,518
Federal home loan mortgage corporation	120,911	736	1,658	119,989	—	119,989
Federal national mortgage association	48,246	945	642	48,549	—	48,549
Asset-backed securities	325	600	—	925	—	925
Total Available-for-Sale Fixed Maturities	$1,656,797	$71,642	$8,649	$1,719,790	$—	$1,719,790

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2022, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
March 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$68,441	$68,665
Due after one year through five years	481,816	483,944
Due after five years through 10 years	436,135	429,261
Due after 10 years	409,032	405,257
Asset-backed securities	327	889
Mortgage-backed securities	23,293	22,018
Collateralized mortgage obligations	252,714	241,434
	$1,671,758	$1,651,468
Net Investment Gains and Losses
Net investment gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended March 31,
	2022	2021
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$333	$(637)
Allowance for credit losses	—	(170)
Equity securities
Change in the fair value	(989)	20,582
Sales	206	4,733
Mortgage loans allowance for credit losses	5	—
Other long-term investments	(20)	—
Total net investment gains (losses)	$(465)	$24,508

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$—	$31,091
Gross realized gains	333	1
Gross realized losses	—	638

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $21,518 at March 31, 2022.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60 day minimum notice, with four possible repurchase dates per year, after the three-year lockup period has concluded. The fair value of the investment at March 31, 2022 was $24,720 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2022	2021
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(83,283)	$(29,691)
Income tax effect	17,490	6,235
Total change in net unrealized investment appreciation, net of tax	$(65,793)	$(23,456)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. At March 31, 2022, the Company did not have an allowance for credit losses for available-for-sale fixed maturity securities.

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at March 31, 2022 and December 31, 2021. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2022	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	6	$17,996	$361	4	$20,391	$1,539	$38,387	$1,900
U.S. government agency	8	24,482	1,008	2	10,846	1,683	35,328	2,691
States, municipalities and political subdivisions
General obligations
Midwest	1	7,887	42	—	—	—	7,887	42
Northeast	1	3,535	15	—	—	—	3,535	15
South	4	11,122	11	—	—	—	11,122	11
West	1	7,442	14	—	—	—	7,442	14
Special revenue
Midwest	2	3,747	26	—	—	—	3,747	26
Northeast	4	12,402	142	—	—	—	12,402	142
Special revenue - south	10	20,700	157	1	1,064	208	21,764	365
West	8	18,510	53	—	—	—	18,510	53
Foreign bonds	6	15,455	1,377	1	1,795	207	17,250	1,584
Public utilities	26	62,401	3,769	1	1,789	210	64,190	3,979
Corporate bonds
Energy	3	10,626	952	—	—	—	10,626	952
Industrials	13	25,751	2,219	—	—	—	25,751	2,219
Consumer goods and services	16	30,638	2,485	3	8,907	1,448	39,545	3,933
Health care	3	19,473	2,496	—	—	—	19,473	2,496
Technology, media and telecommunications	8	18,827	1,029	3	7,056	1,852	25,883	2,881
Financial services	13	40,050	2,035	—	—	—	40,050	2,035
Mortgage-backed securities	25	16,224	972	1	4,397	338	20,621	1,310
Collateralized mortgage obligations
Federal home loan mortgage corporation	29	65,849	3,198	9	31,319	1,728	97,168	4,926
Federal national mortgage association	13	33,603	1,643	3	4,397	273	38,000	1,916
Government national mortgage association	31	82,073	4,476	3	5,332	380	87,405	4,856
Total Available-for-Sale Fixed Maturities	231	$548,793	$28,480	31	$97,293	$9,866	$646,086	$38,346

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2021	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	6	$32,166	$630	1	$2,837	$88	$35,003	$718
U.S. government agency	3	15,023	562	—	—	—	15,023	562
States, municipalities and political subdivisions
South	1	1,195	78	—	—	—	1,195	78
Foreign bonds	4	10,731	147	1	1,952	50	12,683	197
Public utilities	9	24,238	481	—	—	—	24,238	481
Corporate bonds
Energy	1	5,881	81	—	—	—	5,881	81
Industrials	4	8,902	162	—	—	—	8,902	162
Consumer goods and services	10	26,367	611	—	—	—	26,367	611
Health care	3	20,550	461	—	—	—	20,550	461
Technology, media and telecommunications	4	11,204	739	1	1,906	127	13,110	866
Financial services	5	13,320	131	—	—	—	13,320	131
Mortgage-backed securities	12	13,740	229	—	—	—	13,740	229
Collateralized mortgage obligations
Federal home loan mortgage corporation	11	48,256	1,752	1	1,032	20	49,288	1,772
Federal national mortgage association	18	50,701	698	7	30,847	960	81,548	1,658
Government national mortgage association	6	21,806	521	4	5,297	121	27,103	642
Total Available-for-Sale Fixed Maturities	97	$304,080	$7,283	15	$43,871	$1,366	$347,951	$8,649

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2022, the cash surrender value of the COLI policies was $10,934 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flows analysis.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2022 and December 31, 2021 is as follows:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,651,468	$1,651,468	$1,719,790	$1,719,785
Equity securities	194,230	194,230	213,401	213,401
Mortgage loans	46,998	46,976	48,815	47,130
Other long-term investments	84,007	84,007	84,090	84,090
Short-term investments	275	275	275	275
Cash and cash equivalents	109,522	109,522	132,104	132,104
Corporate-owned life insurance	10,934	10,934	10,755	10,755
Liabilities
Long Term Debt	42,598	50,000	46,047	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2022 and December 31, 2021:

March 31, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$40,398	$—	$40,398	$—
U.S. government agency	70,958	—	70,958	—
States, municipalities and political subdivisions
General obligations
Midwest	71,194	—	71,194	—
Northeast	22,184	—	22,184	—
South	69,014	—	69,014	—
West	95,037	—	95,037	—
Special revenue
Midwest	114,541	—	114,541	—
Northeast	56,311	—	56,311	—
South	202,413	—	202,413	—
West	126,617	—	126,617	—
Foreign bonds	33,906	—	33,906	—
Public utilities	114,666	—	114,666	—
Corporate bonds
Energy	38,697	—	38,697	—
Industrials	52,376	—	52,376	—
Consumer goods and services	74,066	—	74,066	—
Health care	25,976	—	25,976	—
Technology, media and telecommunications	60,170	—	60,170	—
Financial services	118,603	—	118,453	150
Mortgage-backed securities	22,018	—	22,018	—
Collateralized mortgage obligations
Government national mortgage association	98,002	—	98,002	—
Federal home loan mortgage corporation	99,971	—	99,971	—
Federal national mortgage association	43,461	—	43,461	—
Asset-backed securities	889	—	—	889
Total Available-for-Sale Fixed Maturities	$1,651,468	$—	$1,650,429	$1,039
EQUITY SECURITIES
Common stocks
Public utilities	$18,193	$18,193	$—	$—
Energy	19,158	19,158	—	—
Industrials	27,880	27,880	—	—
Consumer goods and services	47,603	47,603	—	—
Health care	9,284	9,284	—	—

Technology, media and telecommunications	37,394	37,394	—	—
Financial services	34,718	34,718	—	—
Total Equity Securities	$194,230	$194,230	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$42,926	$42,926	$—	$—
Corporate-Owned Life Insurance	$10,934	$—	$10,934	$—
Total Assets Measured at Fair Value	$1,899,833	$237,431	$1,661,363	$1,039

December 31, 2021		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$41,923	$—	$41,923	$—
U.S. government agency	61,667	—	61,667	—
States, municipalities and political subdivisions
General obligations
Midwest	74,346	—	74,346	—
Northeast	22,762	—	22,762	—
South	94,044	—	94,044	—
West	99,078	—	99,078	—
Special revenue
Midwest	122,289	—	122,289	—
Northeast	59,732	—	59,732	—
South	215,670	—	215,670	—
West	134,649	—	134,649	—
Foreign bonds	30,906	—	30,906	—
Public utilities	107,493	—	107,493	—
Corporate bonds
Energy	32,681	—	32,681	—
Industrials	57,171	—	57,171	—
Consumer goods and services	72,844	—	72,844	—
Health care	27,429	—	27,429	—
Technology, media and telecommunications	57,497	—	57,497	—
Financial services	102,615	—	102,465	150
Mortgage-backed securities	25,013	—	25,013	—
Collateralized mortgage obligations
Government national mortgage association	110,518	—	110,518	—
Federal home loan mortgage corporation	119,989	—	119,989	—
Federal national mortgage association	48,549	—	48,549	—
Asset-backed securities	925	—	—	925
Total Available-for-Sale Fixed Maturities	$1,719,790	$—	$1,718,715	$1,075

EQUITY SECURITIES
Common stocks
Public utilities	$17,940	$17,940	$—	$—
Energy	13,593	13,593	—	—
Industrials	31,400	31,400	—	—
Consumer goods and services	56,233	56,233	—	—
Health care	13,845	13,845	—	—
Technology, media and telecommunications	33,973	33,973	—	—
Financial services	45,822	45,822	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$213,401	$212,806	$—	$595
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$43,351	$43,351	$—	$—
Corporate-Owned Life Insurance	$10,755	$—	$10,755	$—
Total Assets Measured at Fair Value	$1,987,572	$256,432	$1,729,470	$1,670
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2022 and December 31, 2021 was reasonable.
For the three-month period ended March 31, 2022, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
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
The following table provides a quantitative information about our Level 3 securities at March 31, 2022:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	March 31, 2022
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	889	Discounted cash flow	Probability of default	4% - 6%

The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Balance at January 1, 2022	$150	$925	$595	$1,670
Realized gains (losses)	—	—	(595)	(595)
Net unrealized gains (losses)(1)	—	(36)	—	(36)
Balance at March 31, 2022	$150	$889	$—	$1,039
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2022 and December 31, 2021:

Commercial Mortgage Loans
	March 31, 2022	December 31, 2021
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$29,811	$29,924
65%-75%	17,231	17,277
Total amortized cost	$47,042	$47,201
Allowance for mortgage loan losses	(66)	(71)
Mortgage loans, net	$46,976	$47,130

Mortgage Loans by Region
	March 31, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.9%	$3,245	6.9%
Southern Atlantic	9,533	20.3	9,578	20.3
East South Central	7,968	16.9	8,028	17.0
New England	6,588	14.0	6,588	14.0
Middle Atlantic	14,740	31.4	14,789	31.3
Mountain	2,227	4.7	2,227	4.7
West North Central	2,741	5.8	2,746	5.8
Total mortgage loans at amortized cost	$47,042	100.0%	$47,201	100.0%

Mortgage Loans by Property Type
	March 31, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$16,956	36.0%	$16,986	36.0%
Office	11,496	24.5	11,571	24.5
Industrial	10,108	21.5	10,124	21.5
Retail	2,227	4.7	2,227	4.7
Mixed use/Other	6,255	13.3	6,293	13.3
Total mortgage loans at amortized cost	$47,042	100.0%	$47,201	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$5,462	$8,314	$18,193	$31,969
3-4 internal grade	—	8,485	6,588	15,073
5 internal grade	—	—	—	—
6 internal grade	—	—	—	—
7 internal grade	—	—	—	—
Total commercial mortgage loans	$5,462	$16,799	$24,781	$47,042
Current-period write-offs	—	—	—	—
Current-period recoveries	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $166. As of March 31, 2022, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2022, the Company had an allowance for mortgage loan losses of $66, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
March 31, 2022
Beginning balance, January 1, 2022	$71
Current-period provision for expected credit losses	(5)
Ending balance of the allowance for mortgage loan losses, March 31, 2022	$66

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2022 and December 31, 2021 (net of reinsurance amounts):

	March 31, 2022	December 31, 2021
Gross liability for losses and loss settlement expenses at beginning of year	$1,514,265	$1,578,131
Ceded losses and loss settlement expenses	(112,900)	(131,843)
Net liability for losses and loss settlement expenses at beginning of year	$1,401,365	$1,446,288
Losses and loss settlement expenses incurred for claims occurring during
Current year	$137,090	$701,064
Prior years	(6,714)	(48,909)
Total incurred	$130,376	$652,155
Losses and loss settlement expense payments for claims occurring during
Current year	$23,423	$277,115
Prior years	144,042	419,963
Total paid	$167,465	$697,078
Net liability for losses and loss settlement expenses at end of year	$1,364,276	$1,401,365
Ceded loss and loss settlement expenses	123,714	112,900
Gross liability for losses and loss settlement expenses at end of period	$1,487,991	$1,514,265

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

Reserve Development

The significant driver of the favorable reserve development in the three-month period ended March 31, 2022 was the commercial automobile line of business, partially offset by unfavorable reserve development from three lines of business: commercial other liability, commercial fire and allied, and reinsurance assumed. The favorable development for commercial automobile was from both loss and loss adjustment expense ("LAE") where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. Commercial other liability experienced unfavorable development primarily from paid LAE, which was greater than reductions in reserves for unpaid LAE. Commercial fire and allied lines experienced unfavorable development primarily from loss development in accident year 2021 on four large claims. Reinsurance assumed developed unfavorably due to paid loss and increased claim reserves, which were greater than reductions in reserves for incurred but not reported claims.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2022	2021	2022	2021

Net periodic benefit cost
Service cost	$1,120	$3,020	$—	$148
Interest cost	1,933	1,728	1	69
Expected return on plan assets	(4,723)	(4,202)	—	—
Amortization of prior service credit	(820)	(809)	(3,771)	(3,196)
Amortization of net loss	194	999	706	492
Special event plan closure	—	—	—	(20,177)
Net periodic benefit cost	$(2,296)	$736	$(3,064)	$(22,664)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we planned to contribute $4,000 to the pension plan in 2022. For the three-month period ended March 31, 2022, we contributed $1,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At March 31, 2022, there were 1,253,180 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2022	From Inception to March 31, 2022
Beginning balance	1,317,819	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(88,746)	(3,539,502)
Number of awards forfeited or expired	24,107	742,682
Ending balance	1,253,180	1,253,180
Number of option awards exercised	5,400	1,487,373
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	31,740	249,601

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At March 31, 2022, the Company had 144,352 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2022	From Inception to March 31, 2022
Beginning balance	144,352	300,000
Additional authorization	—	150,000
Number of awards granted	—	(332,378)
Number of awards forfeited or expired	—	26,730
Ending balance	144,352	144,352
Number of option awards exercised	—	142,001
Number of restricted stock awards vested	—	98,491

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2022 and 2021, we recognized stock-based compensation expense of $979 and $1,008, respectively.

As of March 31, 2022, we had $4,867 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2022 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2022	$1,988
2023	1,968
2024	826
2025	85
2026	—
Total	$4,867

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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2022		2021
	Basic	Diluted	Basic	Diluted
Net income	$28,349	$28,349	$18,702	$18,702
Weighted-average common shares outstanding	25,100,885	25,100,885	25,085,914	25,085,914
Add dilutive effect of restricted stock unit awards	—	222,220	—	229,930
Add dilutive effect of stock options	—	—	—	63,968
Weighted-average common shares outstanding	25,100,885	25,323,105	25,085,914	25,379,812
Earnings per common share	$1.13	$1.12	$0.75	$0.74
Awards excluded from diluted earnings per share calculation(1)	—	822,375	—	515,984
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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the three-month period ended March 31, 2022, interest expense totaled $797. Payment of interest is subject to approval by the Iowa Insurance Division.

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
There was no outstanding balance on the Credit Agreement at March 31, 2022 and 2021, respectively. For the three-month periods ended March 31, 2022 and 2021, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at March 31, 2022.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2022:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2022	49,769	4,568	$54,337
Change in accumulated other comprehensive income (loss) before reclassifications	(65,542)	(3,627)	(69,169)
Reclassification adjustments from accumulated other comprehensive income (loss)	(251)	711	460
Balance as of March 31, 2022	$(16,024)	$1,652	$(14,372)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2022, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Components of lease expense:
Operating lease expense	$2,177	$1,782
Less sublease income	53	53
Net lease expense	2,124	1,729
Cash flows information related to leases:
Operating cash outflow from operating leases	2,143	1,747

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no changes in our critical accounting policies from December 31, 2021.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Our Consolidated Financial Statements are prepared in accordance with GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG, the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 50 states plus the District of Columbia and are represented by approximately 1,000 independent agencies.
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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At March 31, 2022, the Company's FAL investments were comprised of cash of $21.3 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company ("Nationwide") beginning in the third quarter of 2020. Nationwide has been offering replacement policies to most of our personal lines policyholders at the time of renewal. The transfer of policies is substantially complete, with New Jersey being the only state where the Company has personal lines policies in force as of March 31, 2022. These policies will lapse over the next three years.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2022, approximately 48.0 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See Part 1, Item 1, Note 8 "Debt" for more information. Our share repurchase program was suspended in mid-March 2020 and restarted in the first quarter of 2021. Also, the Company maintained the payment of quarterly cash dividends, with the dividends paid in March 2022 marking the 216th consecutive quarter of paying dividends since March 1968.

Stockholders' equity decreased to $835.6 million at March 31, 2022, from $879.1 million at December 31, 2021. This decrease is primarily attributable to the $65.8 million decrease in the net unrealized value of our fixed maturity securities, net of tax, and shareholder dividends of $3.8 million, partially offset by net income of $28.3 million during the first three months of 2022.

As of March 31, 2022, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of March 31, 2022, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic. The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized a decrease in the net unrealized value of our fixed maturity securities of $65.8 million, net of tax, at March 31, 2022. In addition, we adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans and also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses recorded on our balance sheet as of March 31, 2022. For more information on credit losses recognized in the three-month period ended March 31, 2022, please refer to the Note 1 and Note 2 to the Unaudited Consolidated Financial Statements of this Form 10-Q.

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2022	2021	%
Revenues
Net premiums earned	$234,228	$259,225	(9.6)%
Investment income, net of investment expenses	11,276	17,081	(34.0)
Net investment gains (losses)	(465)	24,508	(101.9)
Other income (loss)	(25)	(79)	(68.4)
Total revenues	$245,014	$300,735	(18.5)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$130,376	$206,398	(36.8)%
Amortization of deferred policy acquisition costs	50,471	53,265	(5.2)
Other underwriting expenses	28,644	18,368	55.9
Interest expense	797	—	NM
Total benefits, losses and expenses	$210,288	$278,031	(24.4)%

Income before income taxes	$34,726	$22,704	53.0
Federal income tax expense	6,377	4,002	59.3
Net income	$28,349	$18,702	51.6%

GAAP Ratios:
Net loss ratio (without catastrophes)	53.1%	68.3%	(22.3)%
Catastrophes - effect on net loss ratio	2.6	11.3	(77.0)
Net loss ratio(1)	55.7%	79.6%	(30.0)%
Expense ratio(2)	33.8	27.6	22.5
Combined ratio(3)	89.5%	107.2%	(16.5)%
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
NM = Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2022:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2022, net income was $28.3 million compared to a net income of $18.7 million for the same period of 2021. The change was primarily due to a decrease in losses and loss settlement expenses partially offset by a decrease in net premiums earned, the change in the fair value of our investments in equity securities and a comparative increase in other underwriting expenses.

Net premiums earned decreased 9.6 percent during the three-month period ended March 31, 2022 compared to the same period of 2021. The decrease in the three-month period ended March 31, 2022 was primarily due to our focus on improving profitability through non-renewal of underperforming accounts in our commercial auto line of business and our exit of the personal lines business.

Net investment income was $11.3 million for the first quarter of 2022 as compared to $17.1 million for the same period in 2021. The decrease in net investment income in the three-month period ended March 31, 2022 was primarily due to the change in the fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net investment losses of $0.5 million during the first quarter of 2022, compared to net investment gains of $24.5 million for the same period in 2021. The change in the three-month period ended March 31, 2022 as compared to the same period in 2021 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses decreased by 36.8 percentage points during the three-month period ended March 31, 2022, compared to the same period in 2021. The change was primarily driven by lower catastrophe losses and a decrease in the frequency and severity of claims.

The GAAP combined ratio decreased by 17.7 percentage points to 89.5 percent for the first quarter of 2021, compared to 107.2 percent in the same period in 2021. The decrease in the combined ratio during the three-month period ended March 31, 2022 as compared to the same period in 2021 was driven by a decrease in the net loss ratio.

The GAAP net loss ratio decreased 23.9 percentage points during the three-month period ended March 31, 2022 as compared to the same period in 2021. The decrease in the net loss ratio during the three-month period ended March 31, 2022 as compared to the same period in 2021 was primarily due to a decrease in catastrophe losses and a decrease in the frequency and severity of claims.

Pre-tax catastrophe losses in the first quarter of 2022 added 2.6 percentage points to the combined ratio in the first quarter of 2022, which is 0.7 percentage points below our 10-year historical average for first quarter catastrophe losses of 3.3 percentage points added to the combined ratio. This compares to 11.3 percentage points added to the combined ratio in the first quarter of 2021 which included losses from winter storm Uri, which was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million.

The underwriting expense ratio for the first quarter of 2022 was 33.8 percent compared to 27.6 percent for the first quarter of 2021. The increase in the expense ratio during the first quarter of 2022 was primarily due to the one-time benefit recognized in first quarter of 2021 from the change in the design of our employee post-retirement health benefit plan.

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

2022 Development

The property and casualty insurance business experienced $6.7 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2022. The majority of the favorable development came from the commercial automobile line of business which had $12.7 million favorable development. Partially offsetting the favorable development was unfavorable development from three lines of business: commercial other liability experienced $3.7 million of unfavorable development, commercial fire and allied experienced $2.9 million of unfavorable development, and reinsurance assumed experienced $2.3 million of unfavorable development. All other lines of business, in total, contributed $2.9 million of favorable development. The favorable development for commercial automobile was from both loss and loss adjustment expense ("LAE") where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. Commercial other liability experienced unfavorable development primarily from paid LAE which was greater than reductions in reserves for unpaid LAE. Commercial fire and allied experienced unfavorable development primarily from loss development in accident year 2021 from four large claims. Reinsurance assumed developed unfavorably due to paid loss and increased claim reserves which were greater than reductions in reserves for incurred but not reported ("IBNR") claims.

2021 Development

The property and casualty insurance business experienced $13.3 million of favorable development in our net reserves for prior accident years for the three-month period ended March 31, 2021. The three lines of business contributing the majority of the favorable development were: commercial fire and allied lines which had $13.7 million favorable development, personal fire and allied lines with $3.6 million of favorable development, and fidelity and surety with $1.8 million of favorable development. Both loss and LAE contributed to the favorable development. A partial offset to the favorable development came from two lines of business that had unfavorable development, with the largest portion coming from commercial other liability which experienced $5.4 million of unfavorable development and the remainder coming from reinsurance assumed which was $3.1 million unfavorable. All other lines combined contributed favorable reserve development of $2.7 million. Commercial other liability experienced unfavorable development primarily due to paid loss which was greater than reductions in reserves for unpaid loss. Favorable LAE development partially offset the unfavorable loss experience

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2022, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2022			2021
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$70,569	$36,801	52.1%	$75,359	$42,147	55.9%
Fire and allied lines	58,748	45,236	77.0	58,332	62,974	108.0
Automobile	53,232	32,333	60.7	65,977	67,202	101.9
Workers' compensation	14,609	5,078	34.8	16,502	7,780	47.1
Fidelity and surety	8,120	375	4.6	7,360	1,079	14.7
Miscellaneous	279	162	58.1	349	(18)	(5.2)
Total commercial lines	$205,557	$119,985	58.4%	$223,879	$181,164	80.9%

Personal lines
Fire and allied lines	$950	$1,191	125.4	$6,221	$4,609	74.1%
Automobile	1	(729)	NM	4,040	3,300	81.7
Miscellaneous	17	(18)	(105.9)	177	90	50.8
Total personal lines	$968	$444	45.9	$10,438	$7,999	76.6%
Reinsurance assumed	$27,703	$9,947	35.9%	$24,908	$17,235	69.2%
Total	$234,228	$130,376	55.7%	$259,225	$206,398	79.6%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Commercial fire and allied lines - The net loss ratio improved 31.0 percentage points in the three-month period ended March 31, 2022 as compared to the same period in 2021. The improvement is attributable to a significant decrease in catastrophe losses in first quarter of 2022 as compared to the same period in 2021. The first quarter of 2021 included losses from winter storm Uri, which was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million

•Commercial automobile - The net loss ratio improved 41.2 percentage points in the three-month period ended March 31, 2022 as compared to the same period of 2021. The improvement is attributable to a decrease in severity of commercial auto losses, which is the direct result of our strategic plan to increase the quality of our commercial auto book of business through non renewing underperforming accounts and rate increases.

•Workers' compensation - The net loss ratio improved 12.3 percentage points in the three-month period ended March 31, 2022 as compared to the same period of 2021. The improvement is attributable to less large claim activity in the first quarter of 2022 as compared to the same period of 2021.

•Fidelity and surety - The net loss ratio improved 10.1 percentage points in the three-month period ended March 31, 2022 as compared to the same period of 2021. The improvement is primarily attributable to the absence of large claim activity during the first quarter of 2022 as compared to a large claim that was reported during the first quarter of 2021.

•Reinsurance assumed - The net loss ratio improved 33.3 percentage points in the three-month period ended March 31, 2022 as compared to the same period of 2021. The improvement is attributable to favorable loss experience and attractive reinsurance rates.

Financial Condition

Stockholders' equity decreased to $835.6 million at March 31, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $33.27, which is a decrease of $1.78 per share, or 5.1 percent from December 31, 2021. The decrease is primarily attributable to the $65.8 million decrease in the net unrealized value from our fixed maturity securities, net of tax, and shareholder dividends of $3.8 million, partially offset by net income of $28.3 million during the first three months of 2022.

Investment Portfolio

Our invested assets totaled $2.0 billion at March 31, 2022, compared to $2.1 billion at December 31, 2021, a decrease of $87.7 million. At March 31, 2022, fixed maturity securities and equity securities made up 83.5 percent and 9.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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
The composition of our investment portfolio at March 31, 2022 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,651,468	83.5%
Equity securities	194,230	9.8
Mortgage loans	46,976	2.3
Other long-term investments	84,007	4.4
Short-term investments	275	—
Total	$1,976,956	100.0%
(1) Available-for-sale securities fixed maturities are carried at fair value.

As of March 31, 2022 and December 31, 2021, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at March 31, 2022 and December 31, 2021. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2022		December 31, 2021
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$611,813	37.1%	$670,222	39.0%
AA	540,494	32.7	586,426	34.1
A	221,711	13.4	209,076	12.2
Baa/BBB	262,323	15.9	241,547	14.0
Other/Not Rated	15,127	0.9	12,519	0.7
	$1,651,468	100.0%	$1,719,790	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased in the three-month period ended March 31, 2022, compared with the same period of 2021 primarily due to the change in the fair value of our investments in limited liability partnerships.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2022, the change in value of our investments in limited liability partnerships resulted in an investment loss of $0.2 million as compared to investment income of $6.6 million in the same period of 2021.
We had net investment losses of $0.5 million during the three-month period ended March 31, 2022, as compared to net investment gains of $24.5 million in the same period of 2021. The change in the three-month period ended March 31, 2022 as compared to the same period in 2021 was primarily due to the change in the fair value of our equity securities investments.
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

Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at March 31, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
For mortgage loans, an allowance for losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments that have similar risk characteristics. This allowance is presented as a separate line in the Consolidated Balance Sheets with an offset to "Net investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income.
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

The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2022 and 2021:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2022	2021
Cash provided by (used in)
Operating activities	$1,595	$19,510
Investing activities	(20,061)	(31,682)
Financing activities	(4,116)	(4,262)
Net change in cash and cash equivalents	$(22,582)	$(16,434)
Our cash flows were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2022 and 2021 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next twelve months. We also have the ability to draw on our credit facility if needed.
Operating Activities
Net cash flows from operating activities had inflows of $1.6 million and $19.5 million for the three-month periods ended March 31, 2022 and 2021, respectively.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $552.2 million, or 33.4 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2022, our cash and cash equivalents included $42.9 million related to these money market accounts, compared to $43.4 million at December 31, 2021.
Net cash flows used by investing activities were $20.1 million for the three-month period ended March 31, 2022, compared to net cash flows used by investing activities of $31.7 million for the three-month period ending March 31, 2021. For the three-month periods ended March 31, 2022 and 2021, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $67.0 million and $172.9 million, respectively.
Our cash outflows for investment purchases were $84.5 million for the three-month period ended March 31, 2022, compared to $200.8 million for the same period of 2021.
Financing Activities
Net cash flows used in financing activities was $4.1 million for the three-month period ended March 31, 2022 which decreased $0.1 million compared to $4.3 million used in the three-month period ended March 31, 2021.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National

Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility. As of March 31, 2022 and 2021, there were no balances outstanding under the Credit Agreement. For the three-month period ended March 31, 2022 and 2021, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $3.8 million and $3.8 million in the three-month periods ended March 31, 2022 and 2021, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2022, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $71.4 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased to $835.6 million at March 31, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $33.27, which is a decrease of $1.78 per share, or 5.1 percent, from December 31, 2021. The decrease is primarily attributable to the $65.8 million decrease in the net unrealized value from our fixed maturity securities, net of tax, stockholders' dividends of $3.8 million, partially offset by net income of $28.3 million during the first three months of 2022.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $21.5 million at March 31, 2022.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at March 31, 2022 was $24.7 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended March 31,
(In Thousands)	2022	2021
ISO catastrophes	$7,905	$27,090
Non-ISO catastrophes (1)	(1,728)	2,157
Total catastrophes	$6,177	$29,247
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2022, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

Our primary market risks are exposure to changes in interest rates and equity prices, and we have limited exposure to foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the fiscal quarter to which this report relates. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2022 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2022:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
1/1/2022 - 1/31/2022	—	$—	—	1,719,326
2/1/2022 - 2/28/2022	—	—	—	1,719,326
3/1/2022 - 3/31/2022	—	—	—	1,719,326
Total	—	$—	—	1,719,326
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of March 31, 2022, we remained authorized to repurchase 1,719,326 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	Executive employment offer letter to Eric J. Martin, Chief Financial Officer		X
31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Randy L. Patten pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Randy L. Patten pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three-months ended March 31, 2022 and 2021 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three-months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Randy L. Patten
Randy A. Ramlo	Randy L. Patten
President, Chief Executive Officer, Director and Principal Executive Officer	Assistant Vice President, Principal Financial Officer, Principal Accounting Officer and Controller, Corporate

May 5, 2022	May 5, 2022
(Date)	(Date)