Form 10-Q
period 2022-06-30
UNITED FIRE GROUP INC
filed 2022-08-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

As of August 1, 2022, 25,188,257 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2022

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
◦General economic conditions, the impact of inflation and changes in governmental regulations and monetary policy;
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
◦Competitive, legal, regulatory or tax changes that affect the distribution cost or demand for our products through our independent agent/agency distribution network; and
◦Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and other federal stimulus relief legislation, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; changes in laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,667,548 in 2022 and $1,656,797 in 2021)	$1,597,284	$1,719,790
Equity securities at fair value (cost $75,964 in 2022 and $84,605 in 2021)	163,241	213,401
Mortgage loans	46,953	47,201
Less: allowance for mortgage loan losses	66	71
Mortgage loans, net	46,887	47,130
Other long-term investments	81,146	84,090
Short-term investments	275	275
Total investments	1,888,833	2,064,686
Cash and cash equivalents	91,934	132,104
Accrued investment income	14,079	13,396
Premiums receivable (net of allowance for doubtful accounts of $808 in 2022 and $781 in 2021)	373,006	316,771
Deferred policy acquisition costs	104,090	91,446
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $60,842 in 2022 and $60,142 in 2021)	134,886	137,702
Reinsurance receivables and recoverables (net of allowance for credit losses of $76 in 2022 and $102 in 2021)	135,527	127,815
Prepaid reinsurance premiums	10,623	9,328
Intangible assets	5,679	6,034
Deferred tax asset	9,384	—
Income taxes receivable	33,648	32,378
Other assets	83,505	81,061
TOTAL ASSETS	$2,885,194	$3,012,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,459,828	$1,514,265
Unearned premiums	477,613	439,733
Accrued expenses and other liabilities	116,850	102,849
Long term debt	50,000	50,000
Deferred tax liability	—	26,753
TOTAL LIABILITIES	$2,104,291	$2,133,600
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,186,648 and 25,082,104 shares issued and outstanding in 2022 and 2021, respectively	$25	$25
Additional paid-in capital	206,165	203,375
Retained earnings	631,481	621,384
Accumulated other comprehensive income, net of tax	(56,768)	54,337
TOTAL STOCKHOLDERS’ EQUITY	$780,903	$879,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,885,194	$3,012,721
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2022	2021	2022	2021
Revenues
Net premiums earned	$231,262	$224,703	$465,490	$483,928
Investment income, net of investment expenses	9,180	13,795	20,456	30,876
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(716) and $(398) in 2022 and $141 and $(666) in 2021; previously included in accumulated other comprehensive income (loss))	(20,932)	6,004	(21,397)	30,512
Other income (loss)	26	(90)	1	(169)
Total revenues	$219,536	$244,412	$464,550	$545,147
Benefits, Losses and Expenses
Losses and loss settlement expenses	$151,508	$152,139	$281,884	$358,537
Amortization of deferred policy acquisition costs	52,538	46,007	103,009	99,272
Other underwriting expenses (includes reclassifications for employee benefit costs of $900 and $1,800 in 2022 and $1,645 and $3,312 in 2021; previously included in accumulated other comprehensive income (loss))	28,754	28,400	57,398	46,768
Interest expense	797	1,594	1,594	1,594
Total benefits, losses and expenses	$233,597	$228,140	$443,885	$506,171
Income (loss) before income taxes	$(14,061)	$16,272	$20,665	$38,976
Federal income tax expense (benefit) (includes reclassifications of $339 and $461 in 2022 and $316 and $835 in 2021; previously included in accumulated other comprehensive income (loss))	(3,604)	2,522	2,773	6,524
Net Income (loss)	$(10,457)	$13,750	$17,892	$32,452
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(50,691)	$9,496	$(133,656)	$(21,001)
Change in liability for underfunded employee benefit plans	(4,591)	(3,765)	(9,183)	2,740
Other comprehensive income (loss), before tax and reclassification adjustments	$(55,282)	$5,731	$(142,839)	$(18,261)
Income tax effect	11,609	(1,202)	29,997	3,835
Other comprehensive income (loss), after tax, before reclassification adjustments	$(43,673)	$4,529	$(112,842)	$(14,426)
Reclassification adjustment for net investment losses included in income	$716	$(141)	$398	$666
Reclassification adjustment for employee benefit costs included in expense	900	1,645	1,800	3,312
Total reclassification adjustments, before tax	$1,616	$1,504	$2,198	$3,978
Income tax effect	(339)	(316)	(461)	(835)
Total reclassification adjustments, after tax	$1,277	$1,188	$1,737	$3,143
Comprehensive income (loss)	$(52,853)	$19,467	$(93,213)	$21,169
Diluted weighted average common shares outstanding	25,148,143	25,416,868	25,410,649	25,394,728
Earnings per common share:
Basic	$(0.42)	$0.55	$0.71	$1.29
Diluted	(0.42)	0.54	0.70	1.28
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
Net income (loss)	—	$—	$—	$(10,457)	$—	$(10,457)
Stock based compensation	67,404	—	2,159	—	—	2,159
Dividends on common stock ($0.16 per share)	—	—	—	(4,028)	—	(4,028)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(39,480)	(39,480)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, June 30, 2022	25,186,648	$25	$206,165	$631,481	$(56,768)	$780,903
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income	—	—	—	18,702	—	18,702
Shares repurchased	(207)	—	(7)	—	—	(7)
Stock based compensation	64,583	—	522	—	—	522
Dividends on common stock $0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(23,456)	(23,456)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	6,456	6,456
Balance, March 31, 2021	25,119,855	$25	$202,874	$570,789	$49,911	$823,599
Net income	—	$—	$—	$13,750	$—	$13,750
Shares repurchased	(31,027)	—	(1,000)	—	—	(1,000)
Stock based compensation	28,512	—	1,181	—	—	1,181
Dividends on common stock $0.15 per share)	—	—	—	(3,772)	—	(3,772)
Change in net unrealized investment appreciation(1)	—	—	—	—	7,391	7,391
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(1,674)	(1,674)
Balance, June 30, 2021	25,117,340	$25	$203,055	$580,767	$55,628	$839,475
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$17,892	$32,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	5,101	7,203
Depreciation and amortization	3,411	3,175
Stock-based compensation expense	1,762	2,115
Net investment (gains) losses	21,397	(30,512)
Net cash flows from equity and trading investments	29,161	40,983
Deferred income tax expense (benefit)	(6,602)	2,582
Changes in:
Accrued investment income	(683)	789
Premiums receivable	(56,235)	(16,975)
Deferred policy acquisition costs	(12,644)	(9,192)
Reinsurance receivables	(7,712)	35,755
Prepaid reinsurance premiums	(1,295)	614
Income taxes receivable	(1,270)	3,926
Other assets	(2,444)	(10,372)
Losses and loss settlement expenses	(54,437)	(9,678)
Unearned premiums	37,880	9,326
Accrued expenses and other liabilities	6,808	(19,077)
Other, net	4,036	(8,284)
Cash from operating activities	(33,766)	2,378
Net cash provided by (used in) operating activities	$(15,874)	$34,830
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$65,010	$116,664
Proceeds from call and maturity of available-for-sale investments	104,349	153,567
Proceeds from sale of other investments	2,382	2,214
Purchase of investments in mortgage loans	(103)	—
Purchase of investments available-for-sale	(186,520)	(255,489)
Purchase of other investments	(3,344)	(4,663)
Net purchases and sales of property and equipment	697	(7,594)
Net cash provided by (used in) investing activities	$(17,529)	$4,699
Cash Flows From Financing Activities
Issuance of common stock	$1,028	$(412)
Repurchase of common stock	—	(1,007)
Payment of cash dividends	(7,795)	(7,539)
Net cash used in financing activities	$(6,767)	$(8,958)

Net Change in Cash and Cash Equivalents	$(40,170)	$30,571
Cash and Cash Equivalents at Beginning of Period	132,104	87,948
Cash and Cash Equivalents at End of Period	$91,934	$118,519
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

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At June 30, 2022, the Company's FAL investments were comprised of cash of $21,338 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2022.

Total
Recorded asset at beginning of period	$91,446
Underwriting costs deferred	115,653
Amortization of deferred policy acquisition costs	(103,009)
Recorded asset at June 30, 2022	$104,090

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

Interest payments under the surplus notes are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the six-month period ended June 30, 2022, interest totaled $1,594 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as Interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported consolidated federal income tax expense of $2,773 for the six-month period ended June 30, 2022 compared to an income tax expense of $6,524 during the same period of 2021. Our effective tax rate for 2022 and 2021 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2022 or December 31, 2021. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
For the six-month periods ended June 30, 2022 and 2021, we made payments for income taxes totaling $21,525 and $29, respectively. For the six-month period ended June 30, 2022, we received a federal tax refund of $10,789. We did not receive a tax refund during the six-month period ended June 30, 2021.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for years before 2018. We are under federal income tax examination for the years 2018 through 2020.

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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at June 30, 2022 was $2,514 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of June 30, 2022 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of June 30, 2022, the Company had a credit loss allowance for reinsurance receivables of $76.

Rollforward of credit loss allowance for reinsurance receivables:
As of
June 30, 2022
Beginning balance, January 1, 2022	$102
Recoveries of amounts previously written off, if any	(26)
Ending balance of the allowance for reinsurance receivables, June 30, 2022	$76

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity, presented on a consolidated basis, as of June 30, 2022 and December 31, 2021, is provided below:

June 30, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,579	$—	$743	$14,836	$—	$14,836
U.S. government agency	85,037	207	4,944	80,300	—	80,300
States, municipalities and political subdivisions
General obligations:
Midwest	65,197	384	217	65,364	—	65,364
Northeast	20,334	74	66	20,342	—	20,342
South	68,357	213	677	67,893	—	67,893
West	97,024	511	458	97,077	—	97,077
Special revenue:
Midwest	111,499	443	630	111,312	—	111,312
Northeast	55,555	185	943	54,797	—	54,797
South	196,818	745	2,908	194,655	—	194,655
West	117,664	646	1,899	116,411	—	116,411
Foreign bonds	31,266	1	3,024	28,243	—	28,243
Public utilities	128,241	109	8,922	119,428	—	119,428
Corporate bonds
Energy	41,525	15	2,281	39,259	—	39,259
Industrials	57,014	8	4,442	52,580	—	52,580
Consumer goods and services	83,197	32	7,622	75,607	—	75,607
Health care	28,280	—	4,203	24,077	—	24,077
Technology, media and telecommunications	69,290	101	5,618	63,773	—	63,773
Financial services	129,567	453	5,696	124,324	—	124,324
Mortgage-backed securities	21,910	2	1,953	19,959	—	19,959
Collateralized mortgage obligations
Government national mortgage association	97,468	35	7,454	90,049	—	90,049
Federal home loan mortgage corporation	97,634	—	7,428	90,206	—	90,206
Federal national mortgage association	45,140	155	2,874	42,421	—	42,421
Asset-backed securities	3,952	512	93	4,371	—	4,371
Total Available-for-Sale Fixed Maturities	$1,667,548	$4,831	$75,095	$1,597,284	$—	$1,597,284

December 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$42,425	$216	$718	$41,923	$—	$41,923
U.S. government agency	60,074	2,155	562	61,667	—	61,667
States, municipalities and political subdivisions
General obligations:
Midwest	71,863	2,483	—	74,346	—	74,346
Northeast	22,061	701	—	22,762	—	22,762
South	90,171	3,873	—	94,044	—	94,044
West	93,968	5,110	—	99,078	—	99,078
Special revenue:
Midwest	114,997	7,292	—	122,289	—	122,289
Northeast	55,811	3,921	—	59,732	—	59,732
South	201,383	14,365	78	215,670	—	215,670
West	126,521	8,128	—	134,649	—	134,649
Foreign bonds	30,314	789	197	30,906	—	30,906
Public utilities	104,008	3,966	481	107,493	—	107,493
Corporate bonds
Energy	31,011	1,751	81	32,681	—	32,681
Industrials	55,014	2,319	162	57,171	—	57,171
Consumer goods and services	71,543	1,912	611	72,844	—	72,844
Health care	27,351	539	461	27,429	—	27,429
Technology, media and telecommunications	55,405	2,958	866	57,497	—	57,497
Financial services	98,352	4,394	131	102,615	—	102,615
Mortgage-backed securities	25,075	167	229	25,013	—	25,013
Collateralized mortgage obligations
Government national mortgage association	109,968	2,322	1,772	110,518	—	110,518
Federal home loan mortgage corporation	120,911	736	1,658	119,989	—	119,989
Federal national mortgage association	48,246	945	642	48,549	—	48,549
Asset-backed securities	325	600	—	925	—	925
Total Available-for-Sale Fixed Maturities	$1,656,797	$71,642	$8,649	$1,719,790	$—	$1,719,790

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2022, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
June 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$52,679	$52,763
Due after one year through five years	446,499	442,023
Due after five years through 10 years	505,017	478,279
Due after 10 years	397,249	377,213
Asset-backed securities	3,952	4,371
Mortgage-backed securities	21,910	19,959
Collateralized mortgage obligations	240,242	222,676
	$1,667,548	$1,597,284
Net Investment Gains and Losses
Net investment gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(1,632)	$136	$(1,299)	$(501)
Allowance for credit losses	—	5	—	(165)
Equity securities
Change in the fair value	(18,335)	1,245	(19,324)	21,827
Sales	(1,881)	4,618	(1,675)	9,351
Mortgage loans allowance for credit losses	—	—	5	—
Other long-term investments	(22)	—	(42)	—
Real estate	938	—	938	—
Total net investment gains (losses)	$(20,932)	$6,004	$(21,397)	$30,512

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$65,010	$16,982	$65,010	$116,664
Gross realized gains	114	152	447	153
Gross realized losses	1,747	17	1,747	655

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $19,796 at June 30, 2022.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60 day minimum notice, with four possible repurchase dates per year, after the three-year lockup period has concluded. The fair value of the investment at June 30, 2022 was $24,834 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2022	2021
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(133,257)	$(20,335)
Income tax effect	27,983	4,270
Total change in net unrealized investment appreciation, net of tax	$(105,274)	$(16,065)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. At June 30, 2022, the Company did not have an allowance for credit losses for available-for-sale fixed maturity securities.

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at June 30, 2022 and December 31, 2021. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2022	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$7,557	$168	4	$7,279	$575	$14,836	$743
U.S. government agency	17	55,985	2,582	2	10,110	2,362	66,095	4,944
States, municipalities and political subdivisions
General obligations
Midwest	8	19,825	217	—	—	—	19,825	217
Northeast	2	6,021	66	—	—	—	6,021	66
South	18	37,889	677	—	—	—	37,889	677
West	11	32,924	458	—	—	—	32,924	458
Special revenue
Midwest	24	48,534	630	—	—	—	48,534	630
Northeast	14	37,923	943	—	—	—	37,923	943
South	44	99,360	2,539	1	902	369	100,262	2,908
West	26	68,625	1,899	—	—	—	68,625	1,899
Foreign bonds	11	24,657	2,606	1	1,584	418	26,241	3,024
Public utilities	48	112,236	8,657	1	1,734	265	113,970	8,922
Corporate bonds
Energy	16	35,237	2,281	—	—	—	35,237	2,281
Industrials	20	44,581	4,442	—	—	—	44,581	4,442
Consumer goods and services	24	56,668	5,223	3	7,946	2,399	64,614	7,622
Health care	10	24,077	4,203	—	—	—	24,077	4,203
Technology, media and telecommunications	21	45,293	2,862	3	6,146	2,756	51,439	5,618
Financial services	39	100,592	5,696	—	—	—	100,592	5,696
Mortgage-backed securities	39	8,696	695	4	10,773	1,258	19,469	1,953
Collateralized mortgage obligations
Federal home loan mortgage corporation	28	49,737	4,325	14	40,471	3,103	90,208	7,428
Federal national mortgage association	16	35,968	2,553	3	4,033	321	40,001	2,874
Government national mortgage association	36	82,222	6,914	3	5,047	540	87,269	7,454
Asset-backed securities	1	3,529	93	—	—	—	3,529	93
Total Available-for-Sale Fixed Maturities	478	$1,038,136	$60,729	39	$96,025	$14,366	$1,134,161	$75,095

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
The mortgage loan portfolio consists entirely of commercial mortgage loans. The fair value of our mortgage loans is determined by modeling performed by our third-party fund manager based on the stated principal and coupon payments provided for in the loan agreements. These cash flows are then discounted using an appropriate risk-adjusted discount rate to determine the security's fair value.

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2022, the cash surrender value of the COLI policies was $10,069 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flows analysis.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,597,284	$1,597,284	$1,719,790	$1,719,785
Equity securities	163,241	163,241	213,401	213,401
Mortgage loans	44,728	46,887	48,815	47,130
Other long-term investments	81,146	81,146	84,090	84,090
Short-term investments	275	275	275	275
Cash and cash equivalents	91,934	91,934	132,104	132,104
Corporate-owned life insurance	10,069	10,069	10,755	10,755
Liabilities
Long Term Debt	37,995	50,000	46,047	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2022 and December 31, 2021:

June 30, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,836	$—	$14,836	$—
U.S. government agency	80,300	—	80,300	—
States, municipalities and political subdivisions
General obligations
Midwest	65,364	—	65,364	—
Northeast	20,342	—	20,342	—
South	67,893	—	67,893	—
West	97,077	—	97,077	—
Special revenue
Midwest	111,312	—	111,312	—
Northeast	54,797	—	54,797	—
South	194,655	—	194,655	—
West	116,411	—	116,411	—
Foreign bonds	28,243	—	28,243	—
Public utilities	119,428	—	119,428	—
Corporate bonds
Energy	39,259	—	39,259	—
Industrials	52,580	—	52,580	—
Consumer goods and services	75,607	—	75,607	—
Health care	24,077	—	24,077	—
Technology, media and telecommunications	63,773	—	63,773	—
Financial services	124,324	—	124,174	150
Mortgage-backed securities	19,959	—	19,959	—
Collateralized mortgage obligations
Government national mortgage association	90,049	—	90,049	—
Federal home loan mortgage corporation	90,206	—	90,206	—
Federal national mortgage association	42,421	—	42,421	—
Asset-backed securities	4,371	—	3,529	842
Total Available-for-Sale Fixed Maturities	$1,597,284	$—	$1,596,292	$992
EQUITY SECURITIES
Common stocks
Public utilities	$15,346	$15,346	$—	$—
Energy	18,144	18,144	—	—
Industrials	23,523	23,523	—	—
Consumer goods and services	40,526	40,526	—	—
Health care	8,220	8,220	—	—

Technology, media and telecommunications	30,416	30,416	—	—
Financial services	27,066	27,066	—	—
Total Equity Securities	$163,241	$163,241	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$41,536	$41,536	$—	$—
Corporate-Owned Life Insurance	$10,069	$—	$10,069	$—
Total Assets Measured at Fair Value	$1,812,405	$205,052	$1,606,361	$992

December 31, 2021		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$41,923	$—	$41,923	$—
U.S. government agency	61,667	—	61,667	—
States, municipalities and political subdivisions
General obligations
Midwest	74,346	—	74,346	—
Northeast	22,762	—	22,762	—
South	94,044	—	94,044	—
West	99,078	—	99,078	—
Special revenue
Midwest	122,289	—	122,289	—
Northeast	59,732	—	59,732	—
South	215,670	—	215,670	—
West	134,649	—	134,649	—
Foreign bonds	30,906	—	30,906	—
Public utilities	107,493	—	107,493	—
Corporate bonds
Energy	32,681	—	32,681	—
Industrials	57,171	—	57,171	—
Consumer goods and services	72,844	—	72,844	—
Health care	27,429	—	27,429	—
Technology, media and telecommunications	57,497	—	57,497	—
Financial services	102,615	—	102,465	150
Mortgage-backed securities	25,013	—	25,013	—
Collateralized mortgage obligations
Government national mortgage association	110,518	—	110,518	—
Federal home loan mortgage corporation	119,989	—	119,989	—
Federal national mortgage association	48,549	—	48,549	—
Asset-backed securities	925	—	—	925
Total Available-for-Sale Fixed Maturities	$1,719,790	$—	$1,718,715	$1,075

EQUITY SECURITIES
Common stocks
Public utilities	$17,940	$17,940	$—	$—
Energy	13,593	13,593	—	—
Industrials	31,400	31,400	—	—
Consumer goods and services	56,233	56,233	—	—
Health care	13,845	13,845	—	—
Technology, media and telecommunications	33,973	33,973	—	—
Financial services	45,822	45,822	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$213,401	$212,806	$—	$595
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$43,351	$43,351	$—	$—
Corporate-Owned Life Insurance	$10,755	$—	$10,755	$—
Total Assets Measured at Fair Value	$1,987,572	$256,432	$1,729,470	$1,670
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at June 30, 2022 and December 31, 2021 was reasonable.
For the three- and six-month periods ended June 30, 2022, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
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
The following table provides a quantitative information about our Level 3 securities at June 30, 2022:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	June 30, 2022
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	842	Discounted cash flow	Probability of default	4% - 6%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 04/01/2022	$150	$889	$—	$1,039
Net unrealized gains (losses)(1)	—	(47)	—	(47)
Ending Balance - 06/30/2022	$150	$842	$—	$992
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 01/01/2022	$150	$925	$595	$1,670
Realized gains (losses)	—	—	(595)	(595)
Net unrealized gains (losses)(1)	—	(83)	—	(83)
Ending Balance - 06/30/2022	$150	$842	$—	$992
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2022 and December 31, 2021:

Commercial Mortgage Loans
	June 30, 2022	December 31, 2021
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$29,698	$29,924
65%-75%	17,255	17,277
Total amortized cost	$46,953	$47,201
Allowance for mortgage loan losses	(66)	(71)
Mortgage loans, net	$46,887	$47,130

Mortgage Loans by Region
	June 30, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.9%	$3,245	6.9%
Southern Atlantic	9,488	20.2	9,578	20.3
East South Central	7,907	16.9	8,028	17.0
New England	6,588	14.0	6,588	14.0
Middle Atlantic	14,667	31.3	14,789	31.3
Mountain	2,227	4.7	2,227	4.7
West North Central	2,831	6.0	2,746	5.8
Total mortgage loans at amortized cost	$46,953	100.0%	$47,201	100.0%

Mortgage Loans by Property Type
	June 30, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$16,998	36.2%	$16,986	36.0%
Office	11,421	24.4	11,571	24.5
Industrial	10,090	21.5	10,124	21.5
Retail	2,227	4.7	2,227	4.7
Mixed use/Other	6,217	13.2	6,293	13.3
Total mortgage loans at amortized cost	$46,953	100.0%	$47,201	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$103	$5,434	$8,285	$18,094	$31,916
3-4 internal grade	—	—	8,449	6,588	15,037
5 internal grade	—	—	—	—	—
6 internal grade	—	—	—	—	—
7 internal grade	—	—	—	—	—
Total commercial mortgage loans	$103	$5,434	$16,734	$24,682	$46,953
Current-period write-offs	—	—	—	—	—
Current-period recoveries	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $165. As of June 30, 2022, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2022, the Company had an allowance for mortgage loan losses of $66, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
June 30, 2022
Beginning balance, January 1, 2022	$71
Current-period provision for expected credit losses	(5)
Ending balance of the allowance for mortgage loan losses, June 30, 2022	$66

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2022 and December 31, 2021 (net of reinsurance amounts):

	June 30, 2022	December 31, 2021
Gross liability for losses and loss settlement expenses at beginning of year	$1,514,265	$1,578,131
Ceded losses and loss settlement expenses	(112,900)	(131,843)
Net liability for losses and loss settlement expenses at beginning of year	$1,401,365	$1,446,288
Losses and loss settlement expenses incurred for claims occurring during
Current year	$297,239	$701,064
Prior years	(15,355)	(48,909)
Total incurred	$281,884	$652,155
Losses and loss settlement expense payments for claims occurring during
Current year	$82,671	$277,115
Prior years	260,063	419,963
Total paid	$342,734	$697,078
Net liability for losses and loss settlement expenses at end of year	$1,340,515	$1,401,365
Ceded loss and loss settlement expenses	119,314	112,900
Gross liability for losses and loss settlement expenses at end of period	$1,459,828	$1,514,265

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

Reserve Development

The significant driver of the favorable reserve development in the six-month period ended June 30, 2022 was the favorable claims experience for the commercial automobile line of business and the commercial other liability business. This favorable development was partially offset by unfavorable development for the commercial fire and allied line of business. The favorable development for commercial automobile was driven by the favorable claims experience especially for accident years 2020 and 2019. The favorable development for commercial other liability was primarily due to favorable claims experience in accident years 2012 and prior in the legacy book of product liability. The unfavorable development for commercial fire and allied was driven by claim payments on commercial multiple peril claims in accident year 2021 for many of which the cause of loss was wind or hail.
The significant drivers of the favorable reserve development for the full year of 2021 were the commercial automobile line of business along with a favorable contribution from the workers' compensation line of business. This favorable development was partially offset by unfavorable development from the commercial other liability line of business. Favorable development for both the commercial automobile line of business and the workers' compensation line of business was from both loss and loss adjustment expense ("LAE"). Reserve reductions for unpaid loss and LAE were more than sufficient to offset payments. The commercial other liability line of business was adversely affected by reserve strengthening for reported claims and reserve strengthening for incurred but unreported claims. The commercial other liability line of business reserve strengthening resulted in unfavorable development because paid loss exceeded the reduction in unpaid claim reserves but favorable development for LAE partially offset the unfavorable loss development.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2022	2021	2022	2021

Net periodic benefit cost
Service cost	$1,120	$3,020	$—	$—
Interest cost	1,933	1,728	1	1
Expected return on plan assets	(4,723)	(4,202)	—	—
Amortization of prior service credit	(820)	(809)	(3,771)	(3,765)
Amortization of net loss	194	999	706	705
Special event plan closure	—	—	—	—
Net periodic benefit cost	$(2,296)	$736	$(3,064)	$(3,059)

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2022	2021	2022	2021

Net periodic benefit cost
Service cost	$2,240	$6,040	$—	$148
Interest cost	3,865	3,456	1	70
Expected return on plan assets	(9,445)	(8,404)	—	—
Amortization of prior service credit	(1,640)	(1,618)	(7,543)	(6,962)
Amortization of net loss	388	1,998	1,412	1,197
Special event plan closure	—	—	—	(20,177)
Net periodic benefit cost	$(4,591)	$1,472	$(6,129)	$(25,724)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we planned to contribute $4,000 to the pension plan in 2022. For the six-month period ended June 30, 2022, we contributed $2,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At June 30, 2022, there were 1,281,082 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2022	From Inception to June 30, 2022
Beginning balance	1,317,819	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(132,116)	(3,582,872)
Number of awards forfeited or expired	95,379	813,954
Ending balance	1,281,082	1,281,082
Number of option awards exercised	45,141	1,527,114
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	32,313	250,174

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At June 30, 2022, the Company had 121,492 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2022	From Inception to June 30, 2022
Beginning balance	144,352	300,000
Additional authorization	—	150,000
Number of awards granted	(22,860)	(355,238)
Number of awards forfeited or expired	—	26,730
Ending balance	121,492	121,492
Number of option awards exercised	8,580	150,581
Number of restricted stock awards vested	18,510	117,001

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $783 and $1,106, respectively. For the six-month periods ended June 30, 2022 and 2021, we recognized stock-based compensation expense of $1,762 and $2,114, respectively.

As of June 30, 2022, we had $5,677 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2022 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2022	$1,821
2023	2,575
2024	1,130
2025	151
2026	—
Total	$5,677
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
The components of basic and diluted earnings per share were as follows for the three- and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2022		2021
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(10,457)	$(10,457)	$13,750	$13,750
Weighted-average common shares outstanding	25,148,143	25,148,143	25,109,048	25,109,048
Add dilutive effect of restricted stock unit awards	—	—	—	219,700
Add dilutive effect of stock options	—	—	—	88,120
Weighted-average common shares outstanding	25,148,143	25,148,143	25,109,048	25,416,868
Earnings (loss) per common share	$(0.42)	$(0.42)	$0.55	$0.54
Awards excluded from diluted earnings per share calculation(1)	—	392,062	—	515,984
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2022		2021
	Basic	Diluted	Basic	Diluted
Net income	$17,892	$17,892	$32,452	$32,452
Weighted-average common shares outstanding	25,124,644	25,124,644	25,097,545	25,097,545
Add dilutive effect of restricted stock unit awards	—	245,944	—	219,700
Add dilutive effect of stock options	—	40,061	—	77,483
Weighted-average common shares outstanding	25,124,644	25,410,649	25,097,545	25,394,728
Earnings per common share	$0.71	$0.70	$1.29	$1.28
Awards excluded from diluted earnings per share calculation(1)	—	733,940	—	515,984

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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the six-month period ended June 30, 2022, interest expense totaled $1,594. Payment of interest is subject to approval by the Iowa Insurance Division.

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
There was no outstanding balance on the Credit Agreement at June 30, 2022 and 2021, respectively. For the six-month periods ended June 30, 2022 and 2021, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at June 30, 2022.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2022:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2022	(16,024)	1,652	$(14,372)
Change in accumulated other comprehensive income (loss) before reclassifications	(40,046)	(3,627)	(43,673)
Reclassification adjustments from accumulated other comprehensive income (loss)	565	712	1,277
Balance as of June 30, 2022	$(55,505)	$(1,263)	$(56,768)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2022:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2022	49,769	4,568	$54,337
Change in accumulated other comprehensive income before reclassifications	(105,588)	(7,254)	(112,842)
Reclassification adjustments from accumulated other comprehensive income (loss)	314	1,423	1,737
Balance as of June 30, 2022	$(55,505)	$(1,263)	$(56,768)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2022, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease expense	$2,191	$1,767	$4,368	$3,549
Less sublease income	53	53	107	107
Net lease expense	2,138	1,714	4,261	3,442
Cash flows information related to leases:
Operating cash outflow from operating leases	2,157	1,731	4,300	3,478

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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At June 30, 2022, the Company's FAL investments were comprised of cash of $21.3 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company ("Nationwide") beginning in the third quarter of 2020. Nationwide has been offering replacement policies to most of our personal lines policyholders at the time of renewal. The transfer of policies is substantially complete, with New Jersey being the only state where the Company has personal lines policies in force as of June 30, 2022. These policies will lapse over the next three years.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2022, approximately 44.7 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

As of June 30, 2022, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have four lease contracts where we are the lessor which we evaluated for impairment. As of June 30, 2022, all payments on these contracts had been received and we fully expect to receive all future payments on time. In the event that we receive any lease-related relief provided to mitigate the economic effects of the COVID-19 pandemic, we elect not to evaluate whether or not the relief represents a lease modification.
The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic.

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2022	2021	%	2022	2021	%
Revenues
Net premiums earned	$231,262	$224,703	2.9%	$465,490	$483,928	(3.8)%
Investment income, net of investment expenses	9,180	13,795	(33.5)	20,456	30,876	(33.7)
Net investment gains (losses)	(20,932)	6,004	NM	(21,397)	30,512	(170.1)
Other income (loss)	26	(90)	(128.9)	1	(169)	(100.6)
Total revenues	$219,536	$244,412	(10.2)%	$464,550	$545,147	(14.8)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$151,508	$152,139	(0.4)%	$281,884	$358,537	(21.4)%
Amortization of deferred policy acquisition costs	52,538	46,007	14.2	103,009	99,272	3.8
Other underwriting expenses	28,754	28,400	1.2	57,398	46,768	22.7
Interest expense	797	1,594	(50.0)	1,594	1,594	—
Total benefits, losses and expenses	$233,597	$228,140	2.4%	$443,885	$506,171	(12.3)%

Income (loss) before income taxes	$(14,061)	$16,272	(186.4)%	$20,665	$38,976	(47.0)
Federal income tax expense (benefit)	(3,604)	2,522	(242.9)	2,773	6,524	(57.5)
Net income (loss)	$(10,457)	$13,750	(176.1)	$17,892	$32,452	(44.9)%

GAAP Ratios:
Net loss ratio (without catastrophes)	53.4%	58.1%	(8.1)%	53.3%	63.6%	(16.2)%
Catastrophes - effect on net loss ratio	12.1	9.6	26.0	7.3	10.5	(30.5)
Net loss ratio(1)	65.5%	67.7%	(3.2)%	60.6%	74.1%	(18.2)%
Expense ratio(2)	35.2	33.1	6.3	34.4	30.2	13.9
Combined ratio(3)	100.7%	100.8%	(0.1)%	95.0%	104.3%	(8.9)%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and six-month periods ended June 30, 2022:

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2022, net loss was $10.5 million compared to a net income of $13.8 million for the same period of 2021. The change was primarily due to a decrease in the fair value of our investments in equity securities and a decrease in investment income partially offset by an increase in net premiums earned.

For the six-month period ended June 30, 2022, net income was $17.9 million compared to a net income of $32.5 million for the same period of 2021. The change was primarily due to a decrease in the fair value of our investments in equity securities, a decrease in net premiums earned and a decrease in investment income partially offset by a decrease in losses and loss settlement expenses.

Net premiums earned increased 2.9 percent and decreased 3.8 percent during the three- and six-month periods ended June 30, 2022 compared to the same periods of 2021. Profitable growth is our primary consideration when putting new business on the books. Beginning in second quarter of 2022, we started to see some positive signs of growth after two years of focusing on improving profitability through non-renewal of underperforming accounts in our commercial auto line of business and our exit of the personal lines business.

Net investment income was $9.2 million for the second quarter of 2022 as compared to $13.8 million for the same period in 2021. Year-to-date, net investment income was $20.5 million compared to net investment income of $30.9 million for the same period in 2021. The decrease in net investment income in the three- and six-month periods ended June 30, 2022 was primarily due to the change in the fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net investment losses of $20.9 million during the second quarter of 2022, compared to net investment gains of $6.0 million for the same period in 2021. Year to date, the Company recognized net investment losses of $21.4 million during the six-month period ended June 30, 2022, compared to net investment gains of $30.5 million for the same period in 2021. The change in the three- and six-month periods ended June 30, 2022 as compared to the same period in 2021 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses decreased by 0.4 percentage points and 21.4 percentage points during the three- and six-month periods ended June 30, 2022, respectively, compared to the same period in 2021. The year-to-date change was primarily driven by lower catastrophe losses and a decrease in frequency and severity of claims.

The GAAP combined ratio decreased by 0.1 percentage point to 100.7 percent for the second quarter of 2022, compared to 100.8 percent in the same period in 2021. For the six-month period ended June 30, 2022, the GAAP combined ratio decreased 9.3 percentage points to 95.0 percent compared to 104.3 percent for the six-month period ended June 30, 2021. The decrease in the combined ratio during the three- and six-month periods ended June 30, 2022 as compared to the same periods in 2021 was driven by a decrease in the net loss ratio.

The GAAP net loss ratio decreased 2.2 percentage points during the second quarter of 2022 as compared to the same period in 2021. Year-to-date, the GAAP net loss ratio decreased 13.5 percentage points to 60.6 percent compared to 74.1 percent for the six-month period ended June 30, 2021. The year-to-date change was primarily driven by lower catastrophe losses and a decrease in the frequency and severity of claims.

Pre-tax catastrophe losses in the second quarter of 2022 added 12.1 percentage points to the combined ratio in second quarter of 2022, which is 1.0 percentage point above our 10-year historical average for the second quarter. This compares to 9.6 percentage points added to the combined ratio in the second quarter of 2021. During the second quarter of 2022, the higher than average catastrophe losses were driven by 18 smaller catastrophic events which collectively resulted in above average catastrophe losses. Year-to-date, catastrophe losses totaled $34.2 million ($1.06 per diluted share) compared to $50.9 million ($1.58 per diluted share) for the same period in 2021, which included losses from winter storm Uri, which was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million.

The underwriting expense ratio for the second quarter of 2022 was 35.2 percent compared to 33.1 percent for the second quarter of 2021. The increase is primarily driven by an increase in technology and employee expenses. Year-to-date, the underwriting expense ratio was 34.4 percent compared to 30.2 percent in the same period in 2021. The increase in the expense ratio during the first half of 2022 was primarily due to the one-time benefit recognized in first quarter of 2021 from the change in the design of our employee post-retirement health benefit plan.

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

2022 Development

The property and casualty insurance business experienced $8.6 million and $15.4 million of favorable development in our net reserves for prior accident years for the three- and six-month periods ended June 30, 2022, respectively. For the six-month period ended June 30, 2022 the overall favorable development was primarily driven by the changes in two lines of business: commercial automobile line of business and commercial other liability line of business, each with $16.5 million and $ 9.4 million, respectively, in net ultimate loss & LAE estimates. The favorable reserve development was partially offset by $10.6 of net unfavorable reserve development for all other lines of business including commercial fire and allied line of business with an $8.7 million increase and workers compensation with a $2.4 million increase.

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

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2022, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2022			2021
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$74,523	$37,320	50.1%	$74,654	$44,723	59.9%
Fire and allied lines	53,350	51,304	96.2	58,277	42,203	72.4
Automobile	52,756	42,595	80.7	63,270	42,396	67.0
Workers' compensation	13,737	13,155	95.8	15,575	14,556	93.5
Fidelity and surety	8,824	1,750	19.8	7,137	1,012	14.2
Miscellaneous	271	(18)	(6.6)	335	16	4.8
Total commercial lines	$203,461	$146,106	71.8%	$219,248	$144,906	66.1%

Personal lines
Fire and allied lines	$648	$(242)	(37.3)	$4,340	$6,409	147.7%
Automobile	—	(415)	NM	2,295	2,261	98.5
Miscellaneous	15	(72)	NM	110	(1,450)	NM
Total personal lines	$663	$(729)	(110.0)	$6,745	$7,220	107.0%
Reinsurance assumed	$27,138	$6,131	22.6	$(1,290)	$13	NM
Total	$231,262	$151,508	65.5%	$224,703	$152,139	67.7%
NM = Not meaningful

Six Months Ended June 30,	2022			2021
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$145,092	$74,121	51.1%	$150,013	$86,870	57.9%
Fire and allied lines	112,098	96,540	86.1	116,609	105,177	90.2
Automobile	105,988	74,928	70.7	129,247	109,598	84.8
Workers' compensation	28,346	18,233	64.3	32,077	22,336	69.6
Fidelity and surety	16,944	2,125	12.5	14,497	2,091	14.4
Miscellaneous	550	144	26.2	684	(2)	(0.3)
Total commercial lines	$409,018	$266,091	65.1%	$443,127	$326,070	73.6%

Personal lines
Fire and allied lines	$1,598	$949	59.4%	$10,561	$11,018	104.3%
Automobile	1	(1,144)	NM	6,335	5,561	87.8
Miscellaneous	32	(90)	(281.3)	287	(1,360)	NM
Total personal lines	$1,631	$(285)	(17.5)	$17,183	$15,219	88.6
Reinsurance assumed	$54,841	$16,078	29.3	$23,618	$17,248	73.0
Total	$465,490	$281,884	60.6%	$483,928	$358,537	74.1%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:
•Commercial fire and allied lines - The net loss ratio deteriorated 23.8 percentage points and improved 4.1 percentage points, respectively, in the three- and six-month periods ended June 30, 2022 as compared to the same periods in 2021. The change in both periods is attributable to the change in catastrophe losses. Pre-tax catastrophe losses in the second quarter of 2022 added 12.1 percentage points to the combined ratio in second quarter of 2022, which is 1.0 percentage point above our 10-year historical average for second quarter catastrophe losses of 11.1 percentage points added to the combined ratio. This compares to 9.6 percentage points added to the combined ratio in the second quarter of 2021. During the second quarter of 2022, the higher than average catastrophe losses was driven by 18 smaller catastrophic events which collectively resulted in above average catastrophe losses. Year-to-date, catastrophe losses totaled $34.2 million ($1.06 per diluted share) compared to $50.9 million ($1.58 per diluted share) for the same period in 2021, which included losses from winter storm Uri, which was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million.

•Commercial automobile - The net loss ratio deteriorated 13.7 percentage points and improved 14.1 percentage points, respectively, in the three- and six-month periods ended June 30, 2022 as compared to the same periods in 2021. The deterioration in the second quarter of 2022 was primarily due to changes in IBNR reserves. There were net releases of IBNR in both second quarter 2021 and 2022 due to a decrease in frequency and severity of claims. However, the release in second quarter 2021 was significantly larger than second quarter 2022. Year-to-date, the improvement is attributable to a decrease in severity of commercial auto losses, which is the direct result of our strategic plan to increase the quality of our commercial auto book of business through non renewing underperforming accounts and rate increases.

•Reinsurance assumed - The net loss ratio improved 43.7 percentage points in the six-month period ended June 30, 2022 as compared to the same period of 2021. The improvement is attributable to favorable loss experience and attractive reinsurance rates.

Financial Condition

Stockholders' equity decreased to $780.9 million at June 30, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $31.00, which is a decrease of $4.05 per share, or 11.6 percent, from December 31, 2021. The decrease is primarily attributable to the $105.3 million decrease in the net unrealized value from our fixed maturity securities, net of tax, and shareholder dividends of $7.8 million, partially offset by net income of $17.9 million during the first six months of 2022.

Investment Portfolio

Our invested assets totaled $1.9 billion at June 30, 2022, compared to $2.1 billion at December 31, 2021, a decrease of $175.9 million. At June 30, 2022, fixed maturity securities and equity securities made up 84.6 percent and 8.6 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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
The composition of our investment portfolio at June 30, 2022 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,597,284	84.6%
Equity securities	163,241	8.6
Mortgage loans	46,887	2.5
Other long-term investments	81,146	4.3
Short-term investments	275	—
Total	$1,888,833	100.0%
(1) Available-for-sale securities fixed maturities are carried at fair value.

As of June 30, 2022 and December 31, 2021, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at June 30, 2022 and December 31, 2021. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2022		December 31, 2021
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$566,340	35.4%	$670,222	39.0%
AA	518,875	32.5	586,426	34.1
A	234,627	14.7	209,076	12.2
Baa/BBB	263,066	16.5	241,547	14.0
Other/Not Rated	14,376	0.9	12,519	0.7
	$1,597,284	100.0%	$1,719,790	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income decreased in the three- and six-month periods ended June 30, 2022, compared with the same period of 2021 primarily due to the change in the fair value of our investments in limited liability partnerships.
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2022, the change in value of our investments in limited liability partnerships resulted in an investment loss of $3.9 million and $4.1 million as compared to investment income of $2.5 million and $9.5 million in the same periods of 2021.
We had net investment losses of $20.9 million and $21.4 million during the three- and six-month periods ended June 30, 2022, as compared to net investment gains of $6.0 million and $30.5 million in the same periods of 2021. The change in the three- and six-month periods ended June 30, 2022 as compared to the same periods in 2021 was primarily due to the change in the fair value of our equity securities investments.
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

Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at June 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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

The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2022 and 2021:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2022	2021
Cash provided by (used in)
Operating activities	$(15,874)	$34,830
Investing activities	(17,529)	4,699
Financing activities	(6,767)	(8,958)
Net change in cash and cash equivalents	$(40,170)	$30,571
Our cash flows were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2022 and 2021 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next twelve months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had outflows of $15.9 million and inflows of $34.8 million for the six-month periods ended June 30, 2022 and 2021, respectively. In the six-month period ended June 30, 2022, the net operating cash outflows were driven by the expansion of our assumed reinsurance business and the acceleration of timing of payments related to the settlement of claims.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $500.9 million, or 31.4 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2022, our cash and cash equivalents included $41.5 million related to these money market accounts, compared to $43.4 million at December 31, 2021.
Net cash flows used by investing activities were $17.5 million outflow for the six-month period ended June 30, 2022, compared to net cash flows provided by investing activities of $4.7 million inflow for the six-month period ended June 30, 2021. For the six-month periods ended June 30, 2022 and 2021, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $171.7 million and $272.4 million, respectively.
Our cash outflows for investment purchases were $190.0 million for the six-month period ended June 30, 2022, compared to $260.2 million for the same period of 2021.
Financing Activities
Net cash flows used in financing activities was $6.8 million for the six-month period ended June 30, 2022 which decreased $2.2 million compared to $9.0 million used in the six-month period ended June 30, 2021.

Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50 million revolving credit facility, which includes a $20 million letter of credit sub-facility and a $5 million swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100 million if agreed to by the Lenders providing such incremental facility. As of June 30, 2022 and 2021, there were no balances outstanding under the Credit Agreement. For the six-month period ended June 30, 2022 and 2021, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $7.8 million and $7.5 million in the six-month periods ended June 30, 2022 and 2021, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2022, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $68.4 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased to $780.9 million at June 30, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $31.00, which is a decrease of $4.05 per share, or 11.6 percent, from December 31, 2021. The decrease is primarily attributable to the $105.3 million decrease in the net unrealized value from our fixed maturity securities, net of tax, stockholders' dividends of $7.8 million, partially offset by net income of $17.9 million during the first six months of 2022.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $19.8 million at June 30, 2022.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at June 30, 2022 was $24.8 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
ISO catastrophes	$26,459	$21,082	$34,364	$48,171
Non-ISO catastrophes (1)	1,529	531	(199)	2,688
Total catastrophes	$27,988	$21,613	$34,165	$50,859
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2022, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2022 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2022:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
4/1/2022 - 4/30/2022	—	$—	—	1,719,326
5/1/2022 - 5/31/2022	—	—	—	1,719,326
6/1/2022 - 6/30/2022	—	—	—	1,719,326
Total	—	$—	—	1,719,326
(1) Our share repurchase program was originally announced in August 2007. In August 2016, our Board of Directors authorized the repurchase of up to an additional 1,500,000 shares of common stock through the end of August 2018. This is in addition to the 1,528,886 shares of common stock remaining under its previous authorizations. In August 2018, our Board of Directors extended our share repurchase program through the end of August 2020. In August 2020, our Board of Directors extended our share repurchase program through the end of August 2022. As of June 30, 2022, we remained authorized to repurchase 1,719,326 shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBIT INDEX

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1*
Retirement Agreement between United Fire Group, Inc. and Randy Ramlo dated July 6, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on July 12, 2022).

10.2*
Executive Employment Offer Letter, dated July 6, 2022, between the United Fire Group, Inc. and Kevin J. Leidwinger (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 7, 2022).

31.1	Certification of Randy A. Ramlo pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Randy A. Ramlo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six-months ended June 30, 2022 and 2021 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and six-months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (unaudited) for the six-months ended June 30, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Randy A. Ramlo	/s/ Eric J. Martin
Randy A. Ramlo	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

August 4, 2022	August 4, 2022
(Date)	(Date)