Form 10-Q
period 2022-09-30
UNITED FIRE GROUP INC
filed 2022-11-03
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

As of November 1, 2022, 25,197,357 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2022

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
◦General macroeconomic conditions, interest rate risk, the impact of inflation and changes in governmental regulations and monetary policy;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,681,752 in 2022 and $1,656,797 in 2021)	$1,547,061	$1,719,790
Equity securities at fair value (cost $75,292 in 2022 and $84,605 in 2021)	149,505	213,401
Mortgage loans	46,757	47,201
Less: allowance for mortgage loan losses	65	71
Mortgage loans, net	46,692	47,130
Other long-term investments	79,917	84,090
Short-term investments	275	275
Total investments	1,823,450	2,064,686
Cash and cash equivalents	53,017	132,104
Accrued investment income	15,169	13,396
Premiums receivable (net of allowance for doubtful accounts of $1,082 in 2022 and $781 in 2021)	374,341	316,771
Deferred policy acquisition costs	106,376	91,446
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $61,790 in 2022 and $60,142 in 2021)	133,064	137,702
Reinsurance receivables and recoverables (net of allowance for credit losses of $76 in 2022 and $102 in 2021)	155,960	127,815
Prepaid reinsurance premiums	12,142	9,328
Intangible assets	5,502	6,034
Deferred tax asset	25,983	—
Income taxes receivable	39,593	32,378
Other assets	74,303	81,061
TOTAL ASSETS	$2,818,900	$3,012,721
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,464,508	$1,514,265
Unearned premiums	488,293	439,733
Accrued expenses and other liabilities	115,304	102,849
Long term debt	50,000	50,000
Deferred tax liability	—	26,753
TOTAL LIABILITIES	$2,118,105	$2,133,600
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,191,414 and 25,082,104 shares issued and outstanding in 2022 and 2021, respectively	$25	$25
Additional paid-in capital	206,811	203,375
Retained earnings	604,469	621,384
Accumulated other comprehensive income, net of tax	(110,510)	54,337
TOTAL STOCKHOLDERS’ EQUITY	$700,795	$879,121
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,818,900	$3,012,721
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2022	2021	2022	2021
Revenues
Net premiums earned	$238,256	$238,909	$703,746	$722,837
Investment income, net of investment expenses	11,606	11,571	32,062	42,447
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(1,079) and $(1,478) in 2022 and $214 and $(453) in 2021; previously included in accumulated other comprehensive income (loss))	(14,250)	(2,269)	(35,647)	28,243
Other income (loss)	(39)	332	(38)	163
Total revenues	$235,573	$248,543	$700,123	$793,690
Benefits, Losses and Expenses
Losses and loss settlement expenses	$182,411	$175,444	$464,295	$533,981
Amortization of deferred policy acquisition costs	53,107	51,261	156,116	150,533
Other underwriting expenses (includes reclassifications for employee benefit costs of $900 and $2,700 in 2022 and $1,586 and $4,899 in 2021; previously included in accumulated other comprehensive income (loss))	30,487	35,468	87,885	82,236
Interest expense	797	797	2,391	2,391
Total benefits, losses and expenses	$266,802	$262,970	$710,687	$769,141
Income (loss) before income taxes	$(31,229)	$(14,427)	$(10,564)	$24,549
Federal income tax expense (benefit) (includes reclassifications of $416 and $877 in 2022 and $285 and $1,122 in 2021; previously included in accumulated other comprehensive income (loss))	(8,248)	(4,834)	(5,475)	1,690
Net Income (loss)	$(22,981)	$(9,593)	$(5,089)	$22,859
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(65,415)	$(12,230)	$(199,071)	$(33,231)
Change in liability for underfunded employee benefit plans	(4,591)	(3,765)	(13,774)	(1,025)
Other comprehensive income (loss), before tax and reclassification adjustments	$(70,006)	$(15,995)	$(212,845)	$(34,256)
Income tax effect	14,701	3,359	44,697	7,194
Other comprehensive income (loss), after tax, before reclassification adjustments	$(55,305)	$(12,636)	$(168,148)	$(27,062)
Reclassification adjustment for net investment losses included in income	$1,079	$(214)	$1,478	$453
Reclassification adjustment for employee benefit costs included in expense	900	1,586	2,700	4,899
Total reclassification adjustments, before tax	$1,979	$1,372	$4,178	$5,352
Income tax effect	(416)	(285)	(877)	(1,122)
Total reclassification adjustments, after tax	$1,563	$1,087	$3,301	$4,230
Comprehensive income (loss)	$(76,723)	$(21,142)	$(169,936)	$27
Diluted weighted average common shares outstanding	25,188,958	25,092,167	25,146,318	25,427,318
Earnings per common share:
Basic	$(0.91)	$(0.38)	$(0.20)	$0.91
Diluted	(0.91)	(0.38)	(0.20)	0.90

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
Net income (loss)	—	$—	$—	$(10,457)	$—	$(10,457)
Stock based compensation	67,404	—	2,159	—	—	2,159
Dividends on common stock ($0.16 per share)	—	—	—	(4,028)	—	(4,028)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(39,480)	(39,480)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, June 30, 2022	25,186,648	$25	$206,165	$631,481	$(56,768)	$780,903

Net income (loss)	—	$—	$—	$(22,981)	$—	$(22,981)
Stock based compensation	4,766	—	646	—	—	646
Dividends on common stock ($0.16 per share)	—	—	—	(4,031)	—	(4,031)
Change in net unrealized investment appreciation(1)	—	—	—	—	(50,826)	(50,826)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, September 30, 2022	25,191,414	$25	$206,811	$604,469	$(110,510)	$700,795
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income	—	—	—	18,702	—	18,702
Shares repurchased	(207)	—	(7)	—	—	(7)
Stock based compensation	64,583	—	522	—	—	522
Dividends on common stock $0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(23,456)	(23,456)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	6,456	6,456
Balance, March 31, 2021	25,119,855	$25	$202,874	$570,789	$49,911	$823,599
Net income	—	$—	$—	$13,750	$—	$13,750
Shares repurchased	(31,027)	—	(1,000)	—	—	(1,000)
Stock based compensation	28,512	—	1,180	—	—	1,180
Dividends on common stock $0.15 per share)	—	—	—	(3,772)	—	(3,772)
Change in net unrealized investment appreciation(1)	—	—	—	—	7,391	7,391
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(1,674)	(1,674)
Balance, June 30, 2021	25,117,340	$25	$203,054	$580,767	$55,628	$839,474

Net income (loss)	$—	$—	$—	$(9,593)	$—	$(9,593)
Shares repurchased	(36,417)	—	(1,001)	—	—	(1,001)
Stock based compensation	—	—	960	—	—	960
Dividends on common stock $0.15 per share)	—	—	—	(3,763)	—	(3,763)
Change in net unrealized investment appreciation(1)	—	—	—	—	(9,828)	(9,828)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(1,721)	(1,721)
Balance, September 30, 2021	25,080,923	$25	$203,014	$567,411	$44,079	$814,529
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Cash Flows From Operating Activities
Net income	$(5,089)	$22,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	6,969	10,546
Depreciation and amortization	8,079	4,887
Stock-based compensation expense	2,590	3,074
Net investment (gains) losses	35,647	(28,243)
Net cash flows from equity and trading investments	29,725	34,504
Deferred income tax expense (benefit)	(9,224)	248
Changes in:
Accrued investment income	(1,773)	668
Premiums receivable	(57,570)	(7,780)
Deferred policy acquisition costs	(14,930)	(7,966)
Reinsurance receivables	(28,145)	39,250
Prepaid reinsurance premiums	(2,814)	3,653
Income taxes receivable	(7,215)	(2,880)
Other assets	6,758	(8,456)
Losses and loss settlement expenses	(49,757)	(10,481)
Unearned premiums	48,560	(5,914)
Accrued expenses and other liabilities	1,403	(21,348)
Deferred income taxes	—	(1,009)
Other, net	6,993	(7,424)
Cash from operating activities	(24,704)	(4,671)
Net cash provided by (used in) operating activities	$(29,793)	$18,188
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$83,409	$170,637
Proceeds from call and maturity of available-for-sale investments	145,618	214,702
Proceeds from sale of other investments	3,243	3,616
Purchase of investments in mortgage loans	(103)	—
Purchase of investments available-for-sale	(262,359)	(331,644)
Purchase of other investments	(5,447)	(6,021)
Net purchases and sales of property and equipment	(2,675)	(10,932)
Net cash provided by (used in) investing activities	$(38,314)	$40,358
Cash Flows From Financing Activities
Issuance of common stock	$846	$(412)
Repurchase of common stock	—	(2,008)
Payment of cash dividends	(11,826)	(11,302)
Net cash used in financing activities	$(10,980)	$(13,722)

Net Change in Cash and Cash Equivalents	$(79,087)	$44,824
Cash and Cash Equivalents at Beginning of Period	132,104	87,948
Cash and Cash Equivalents at End of Period	$53,017	$132,772
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

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At September 30, 2022, the Company's FAL investments were comprised of cash of $21,362 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2022.

Total
Recorded asset at beginning of period	$91,446
Underwriting costs deferred	171,046
Amortization of deferred policy acquisition costs	(156,116)
Recorded asset at September 30, 2022	$106,376

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

Interest payments under the surplus notes are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the nine-month period ended September 30, 2022, interest totaled

$2,391 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as Interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported consolidated federal income tax benefit of $5,475 for the nine-month period ended September 30, 2022 compared to an income tax expense of $1,690 during the same period of 2021. Our effective tax rate for 2022 and 2021 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2022 or December 31, 2021. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
For the nine-month periods ended September 30, 2022 and 2021, we made payments for income taxes totaling $21,537 and $5,345, respectively. For the nine-month period ended September 30, 2022, we received a federal tax refund of $10,789. We did not receive a tax refund during the nine-month period ended September 30, 2021.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at September 30, 2022 was $2,342 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of September 30, 2022 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of September 30, 2022, the Company had a credit loss allowance for reinsurance receivables of $76.

Rollforward of credit loss allowance for reinsurance receivables:
As of
September 30, 2022
Beginning balance, January 1, 2022	$102
Recoveries of amounts previously written off, if any	(26)
Ending balance of the allowance for reinsurance receivables, September 30, 2022	$76

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

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other changes, created a new corporate alternative minimum tax ("CAMT") based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect to be subject to CAMT in 2023 and does not expect the IRA to have an impact on the Company’s financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity, presented on a consolidated basis, as of September 30, 2022 and December 31, 2021, is provided below:

September 30, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,540	$—	$1,086	$14,454	$—	$14,454
U.S. government agency	91,174	—	9,809	81,365	—	81,365
States, municipalities and political subdivisions
General obligations:
Midwest	61,255	4	1,357	59,902	—	59,902
Northeast	20,305	2	298	20,009	—	20,009
South	65,638	3	2,199	63,442	—	63,442
West	88,606	22	2,230	86,398	—	86,398
Special revenue:
Midwest	109,211	20	3,086	106,145	—	106,145
Northeast	55,424	—	2,281	53,143	—	53,143
South	194,674	7	7,822	186,859	55	186,804
West	114,862	46	4,551	110,357	24	110,333
Foreign bonds	36,127	—	4,992	31,135	—	31,135
Public utilities	135,835	27	15,560	120,302	—	120,302
Corporate bonds
Energy	38,518	—	3,793	34,725	—	34,725
Industrials	56,249	—	6,536	49,713	—	49,713
Consumer goods and services	100,624	—	12,338	88,286	—	88,286
Health care	31,209	—	6,110	25,099	—	25,099
Technology, media and telecommunications	67,242	—	8,613	58,629	12	58,617
Financial services	132,066	153	10,848	121,371	—	121,371
Mortgage-backed securities	21,063	—	3,010	18,053	—	18,053
Collateralized mortgage obligations
Government national mortgage association	94,791	—	13,027	81,764	—	81,764
Federal home loan mortgage corporation	95,451	—	10,825	84,626	—	84,626
Federal national mortgage association	51,946	42	4,828	47,160	—	47,160
Asset-backed securities	3,942	457	184	4,215	—	4,215
Total Available-for-Sale Fixed Maturities	$1,681,752	$783	$135,383	$1,547,152	$91	$1,547,061

December 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$42,425	$216	$718	$41,923	$—	$41,923
U.S. government agency	60,074	2,155	562	61,667	—	61,667
States, municipalities and political subdivisions
General obligations:
Midwest	71,863	2,483	—	74,346	—	74,346
Northeast	22,061	701	—	22,762	—	22,762
South	90,171	3,873	—	94,044	—	94,044
West	93,968	5,110	—	99,078	—	99,078
Special revenue:
Midwest	114,997	7,292	—	122,289	—	122,289
Northeast	55,811	3,921	—	59,732	—	59,732
South	201,383	14,365	78	215,670	—	215,670
West	126,521	8,128	—	134,649	—	134,649
Foreign bonds	30,314	789	197	30,906	—	30,906
Public utilities	104,008	3,966	481	107,493	—	107,493
Corporate bonds
Energy	31,011	1,751	81	32,681	—	32,681
Industrials	55,014	2,319	162	57,171	—	57,171
Consumer goods and services	71,543	1,912	611	72,844	—	72,844
Health care	27,351	539	461	27,429	—	27,429
Technology, media and telecommunications	55,405	2,958	866	57,497	—	57,497
Financial services	98,352	4,394	131	102,615	—	102,615
Mortgage-backed securities	25,075	167	229	25,013	—	25,013
Collateralized mortgage obligations
Government national mortgage association	109,968	2,322	1,772	110,518	—	110,518
Federal home loan mortgage corporation	120,911	736	1,658	119,989	—	119,989
Federal national mortgage association	48,246	945	642	48,549	—	48,549
Asset-backed securities	325	600	—	925	—	925
Total Available-for-Sale Fixed Maturities	$1,656,797	$71,642	$8,649	$1,719,790	$—	$1,719,790

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2022, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
September 30, 2022	Amortized Cost	Fair Value
Due in one year or less	$45,019	$44,925
Due after one year through five years	443,505	427,654
Due after five years through 10 years	540,068	488,978
Due after 10 years	385,967	349,777
Asset-backed securities	3,942	4,215
Mortgage-backed securities	21,063	18,053
Collateralized mortgage obligations	242,188	213,550
	$1,681,752	$1,547,152
Net Investment Gains and Losses
Net investment gains on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(98)	$294	$(1,397)	$(207)
Allowance for credit losses	(91)	170	(91)	5
Equity securities
Change in the fair value	(13,078)	(1,314)	(32,403)	20,513
Sales	(93)	(1,168)	(1,767)	8,183
Mortgage loans allowance for credit losses	—	5	5	5
Other long-term investments	(187)	—	(229)	—
Real estate	(703)	(256)	235	(256)
Total net investment gains (losses)	$(14,250)	$(2,269)	$(35,647)	$28,243

The proceeds and gross realized gains on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$18,399	$53,973	$83,409	$170,637
Gross realized gains	12	690	459	843
Gross realized losses	110	396	1,857	1,051

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $42,994 at September 30, 2022.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60 day minimum notice, with four possible repurchase dates per year, after the three-year lockup period has concluded. The fair value of the investment at September 30, 2022 was $24,994 and there are no remaining capital contributions with this investment.
Unrealized Appreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2022	2021
Change in net unrealized investment appreciation
Available-for-sale fixed maturities	$(197,594)	$(32,779)
Income tax effect	41,495	6,886
Total change in net unrealized investment appreciation, net of tax	$(156,099)	$(25,893)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value vs. amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at September 30, 2022.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
September 30, 2022
Beginning balance, January 1, 2022	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	91
Reductions for securities sold during the period (realized)	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, September 30, 2022	$91

Fixed Maturities Unrealized Depreciation
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at September 30, 2022 and December 31, 2021. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2022	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$6,472	$216	4	$7,982	$869	$14,454	$1,085
U.S. government agency	24	69,948	5,812	3	11,417	3,997	81,365	9,809
States, municipalities and political subdivisions
General obligations
Midwest	34	58,949	1,357	—	—	—	58,949	1,357
Northeast	8	16,807	298	—	—	—	16,807	298
South	33	61,969	2,198	—	—	—	61,969	2,198
West	36	82,240	2,230	—	—	—	82,240	2,230
Special revenue
Midwest	47	93,081	3,086	—	—	—	93,081	3,086
Northeast	21	53,143	2,281	—	—	—	53,143	2,281
South	76	177,218	7,200	1	845	426	178,063	7,626
West	54	100,516	4,528	—	—	—	100,516	4,528
Foreign bonds	11	25,778	3,360	3	5,357	1,633	31,135	4,993
Public utilities	47	104,282	11,490	7	15,494	4,070	119,776	15,560
Corporate bonds
Energy	16	32,464	3,048	1	2,260	746	34,724	3,794
Industrials	23	47,467	5,794	1	2,246	743	49,713	6,537
Consumer goods and services	32	80,971	9,318	7	18,406	7,498	99,377	16,816
Health care	7	14,008	1,632	—	—	—	14,008	1,632
Technology, media and telecommunications	24	51,188	5,163	3	5,551	3,345	56,739	8,508
Financial services	45	111,766	9,642	3	4,302	1,205	116,068	10,847
Mortgage-backed securities	44	8,247	1,162	6	9,806	1,847	18,053	3,009
Collateralized mortgage obligations
Federal home loan mortgage corporation	25	41,694	4,755	17	42,935	6,071	84,629	10,826
Federal national mortgage association	15	24,997	1,237	7	17,495	3,590	42,492	4,827
Government national mortgage association	33	56,120	7,726	7	25,644	5,301	81,764	13,027
Asset-backed securities	1	3,426	184	—	—	—	3,426	184
Total Available-for-Sale Fixed Maturities	660	$1,322,751	$93,717	70	$169,740	$41,341	$1,492,491	$135,058

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2022, the cash surrender value of the COLI policies was $9,930 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flows analysis.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,547,152	$1,547,061	$1,719,790	$1,719,785
Equity securities	149,505	149,505	213,401	213,401
Mortgage loans	43,917	46,692	48,815	47,130
Other long-term investments	79,917	79,917	84,090	84,090
Short-term investments	275	275	275	275
Cash and cash equivalents	53,017	53,017	132,104	132,104
Corporate-owned life insurance	9,930	9,930	10,755	10,755
Liabilities
Long Term Debt	35,276	50,000	46,047	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at September 30, 2022 and December 31, 2021:

September 30, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,454	$—	$14,454	$—
U.S. government agency	81,365	—	81,365	—
States, municipalities and political subdivisions
General obligations
Midwest	59,902	—	59,902	—
Northeast	20,009	—	20,009	—
South	63,442	—	63,442	—
West	86,398	—	86,398	—
Special revenue
Midwest	106,145	—	106,145	—
Northeast	53,143	—	53,143	—
South	186,859	—	186,859	—
West	110,357	—	110,357	—
Foreign bonds	31,135	—	31,135	—
Public utilities	120,302	—	120,302	—
Corporate bonds
Energy	34,725	—	34,725	—
Industrials	49,713	—	49,713	—
Consumer goods and services	88,286	—	88,286	—
Health care	25,099	—	25,099	—
Technology, media and telecommunications	58,629	—	58,629	—
Financial services	121,371	—	121,221	150
Mortgage-backed securities	18,053	—	18,053	—
Collateralized mortgage obligations
Government national mortgage association	81,764	—	81,764	—
Federal home loan mortgage corporation	84,626	—	84,626	—
Federal national mortgage association	47,160	—	47,160	—
Asset-backed securities	4,215	—	3,426	789
Total Available-for-Sale Fixed Maturities	$1,547,152	$—	$1,546,213	$939
EQUITY SECURITIES
Common stocks
Public utilities	$13,720	$13,720	$—	$—
Energy	17,543	17,543	—	—
Industrials	22,656	22,656	—	—
Consumer goods and services	37,768	37,768	—	—
Health care	7,341	7,341	—	—

Technology, media and telecommunications	25,578	25,578	—	—
Financial services	24,899	24,899	—	—
Total Equity Securities	$149,505	$149,505	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$10,047	$10,047	$—	$—
Corporate-Owned Life Insurance	$9,930	$—	$9,930	$—
Total Assets Measured at Fair Value	$1,716,909	$159,827	$1,556,143	$939

December 31, 2021		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$41,923	$—	$41,923	$—
U.S. government agency	61,667	—	61,667	—
States, municipalities and political subdivisions
General obligations
Midwest	74,346	—	74,346	—
Northeast	22,762	—	22,762	—
South	94,044	—	94,044	—
West	99,078	—	99,078	—
Special revenue
Midwest	122,289	—	122,289	—
Northeast	59,732	—	59,732	—
South	215,670	—	215,670	—
West	134,649	—	134,649	—
Foreign bonds	30,906	—	30,906	—
Public utilities	107,493	—	107,493	—
Corporate bonds
Energy	32,681	—	32,681	—
Industrials	57,171	—	57,171	—
Consumer goods and services	72,844	—	72,844	—
Health care	27,429	—	27,429	—
Technology, media and telecommunications	57,497	—	57,497	—
Financial services	102,615	—	102,465	150
Mortgage-backed securities	25,013	—	25,013	—
Collateralized mortgage obligations
Government national mortgage association	110,518	—	110,518	—
Federal home loan mortgage corporation	119,989	—	119,989	—
Federal national mortgage association	48,549	—	48,549	—
Asset-backed securities	925	—	—	925
Total Available-for-Sale Fixed Maturities	$1,719,790	$—	$1,718,715	$1,075

EQUITY SECURITIES
Common stocks
Public utilities	$17,940	$17,940	$—	$—
Energy	13,593	13,593	—	—
Industrials	31,400	31,400	—	—
Consumer goods and services	56,233	56,233	—	—
Health care	13,845	13,845	—	—
Technology, media and telecommunications	33,973	33,973	—	—
Financial services	45,822	45,822	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$213,401	$212,806	$—	$595
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$43,351	$43,351	$—	$—
Corporate-Owned Life Insurance	$10,755	$—	$10,755	$—
Total Assets Measured at Fair Value	$1,987,572	$256,432	$1,729,470	$1,670
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at September 30, 2022 and December 31, 2021 was reasonable.
For the three- and nine-month periods ended September 30, 2022, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
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
The following table provides a quantitative information about our Level 3 securities at September 30, 2022:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	September 30, 2022
Corporate bonds - financial services	$150	Fair value equals cost	NA	NA

Fixed Maturities asset-backed securities	789	Discounted cash flow	Probability of default	4% - 6%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 07/01/2022	$150	$842	$—	$992
Net unrealized gains (losses)(1)	—	(53)	—	(53)
Ending Balance - 09/30/2022	$150	$789	$—	$939
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 01/01/2022	$150	$925	$595	$1,670
Realized gains (losses)	—	—	(595)	(595)
Net unrealized gains (losses)(1)	—	(136)	—	(136)
Ending Balance - 09/30/2022	$150	$789	$—	$939
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2022 and December 31, 2021:

Commercial Mortgage Loans
	September 30, 2022	December 31, 2021
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$29,583	$29,924
65%-75%	17,174	17,277
Total amortized cost	$46,757	$47,201
Allowance for mortgage loan losses	(65)	(71)
Mortgage loans, net	$46,692	$47,130

Mortgage Loans by Region
	September 30, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	6.9%	$3,245	6.9%
Southern Atlantic	9,443	20.2	9,578	20.3
East South Central	7,845	16.8	8,028	17.0
New England	6,588	14.1	6,588	14.0
Middle Atlantic	14,592	31.2	14,789	31.3
Mountain	2,227	4.8	2,227	4.7
West North Central	2,817	6.0	2,746	5.8
Total mortgage loans at amortized cost	$46,757	100.0%	$47,201	100.0%

Mortgage Loans by Property Type
	September 30, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$16,934	36.2%	$16,986	36.0%
Office	11,345	24.3	11,571	24.5
Industrial	10,073	21.5	10,124	21.5
Retail	2,227	4.8	2,227	4.7
Mixed use/Other	6,178	13.2	6,293	13.3
Total mortgage loans at amortized cost	$46,757	100.0%	$47,201	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$102	$5,406	$8,255	$17,992	$31,755
3-4 internal grade	—	—	8,414	6,588	15,002
5 internal grade	—	—	—	—	—
6 internal grade	—	—	—	—	—
7 internal grade	—	—	—	—	—
Total commercial mortgage loans	$102	$5,406	$16,669	$24,580	$46,757
Current-period write-offs	—	—	—	—	—
Current-period recoveries	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $164. As of September 30, 2022, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2022, the Company had an allowance for mortgage loan losses of $65, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
September 30, 2022
Beginning balance, January 1, 2022	$71
Current-period provision for expected credit losses	(6)
Ending balance of the allowance for mortgage loan losses, September 30, 2022	$65

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

On a quarterly basis, UFG's actuaries performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuaries to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2022 and December 31, 2021 (net of reinsurance amounts):

	September 30, 2022	December 31, 2021
Gross liability for losses and loss settlement expenses at beginning of year	$1,514,265	$1,578,131
Ceded losses and loss settlement expenses	(112,900)	(131,843)
Net liability for losses and loss settlement expenses at beginning of year	$1,401,365	$1,446,288
Losses and loss settlement expenses incurred for claims occurring during
Current year	$465,513	$701,064
Prior years	(1,218)	(48,909)
Total incurred	$464,295	$652,155
Losses and loss settlement expense payments for claims occurring during
Current year	$149,377	$277,115
Prior years	380,188	419,963
Total paid	$529,565	$697,078
Net liability for losses and loss settlement expenses at end of year	$1,336,095	$1,401,365
Ceded loss and loss settlement expenses	128,413	112,900
Gross liability for losses and loss settlement expenses at end of period	$1,464,508	$1,514,265

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

Reserve Development

The significant driver of the favorable reserve development in the nine-month period ended September 30, 2022 was the favorable claims experience for the commercial automobile line of business and workers' compensation business. This favorable development was partially offset by unfavorable development for the other liability and commercial fire and allied line of business. The favorable development for commercial automobile was driven by the favorable claims experience, especially for accident years 2021, 2020 and 2019. The favorable development for workers' compensation was primarily due to favorable claims experience in accident years 2017 to 2021. The unfavorable development for other liability was primarily driven by claim payments on claims in accident year 2021 and 2020. The unfavorable development for commercial fire and allied was driven by claim payments on property claims in accident year 2021 for many of which the cause of loss was wind or hail.
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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2022	2021	2022	2021

Net periodic benefit cost
Service cost	$1,120	$3,020	$—	$—
Interest cost	1,933	1,728	1	1
Expected return on plan assets	(4,723)	(4,202)	—	—
Amortization of prior service credit	(820)	(809)	(3,771)	(3,765)
Amortization of net loss	194	999	706	705
Special event plan closure	—	—	—	—
Net periodic benefit cost	$(2,296)	$736	$(3,064)	$(3,059)

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2022	2021	2022	2021

Net periodic benefit cost
Service cost	$3,361	$9,060	$—	$148
Interest cost	5,798	5,184	2	71
Expected return on plan assets	(14,168)	(12,606)	—	—
Amortization of prior service credit	(2,460)	(2,427)	(11,314)	(10,725)
Amortization of net loss	583	2,997	2,118	1,902
Special event plan closure	—	—	—	(20,177)
Net periodic benefit cost	$(6,887)	$2,208	$(9,194)	$(28,781)

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

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 that we planned to contribute $4,000 to the pension plan in 2022. For the nine-month period ended September 30, 2022, we contributed $4,000 to the pension plan.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At September 30, 2022, there were 1,300,402 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2022	From Inception to September 30, 2022
Beginning balance	1,317,819	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(171,385)	(3,622,141)
Number of awards forfeited or expired	153,968	872,543
Ending balance	1,300,402	1,300,402
Number of option awards exercised	45,641	1,527,614
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	45,113	262,974

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At September 30, 2022, the Company had 121,492 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2022	From Inception to September 30, 2022
Beginning balance	144,352	300,000
Additional authorization	—	150,000
Number of awards granted	(22,860)	(355,238)
Number of awards forfeited or expired	—	26,730
Ending balance	121,492	121,492
Number of option awards exercised	8,580	150,581
Number of restricted stock awards vested	18,510	117,001

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2022 and 2021, we recognized stock-based compensation expense of $828 and $959, respectively. For the nine-month periods ended September 30, 2022 and 2021, we recognized stock-based compensation expense of $2,590 and $3,074, respectively.

As of September 30, 2022, we had $4,387 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2022 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2022	$805
2023	2,272
2024	1,115
2025	195
2026	—
Total	$4,387
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
The components of basic and diluted earnings per share were as follows for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2022		2021
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(22,981)	$(22,981)	$(9,593)	$(9,593)
Weighted-average common shares outstanding	25,188,958	25,188,958	25,092,167	25,092,167
Add dilutive effect of restricted stock unit awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,188,958	25,188,958	25,092,167	25,092,167
Earnings (loss) per common share	$(0.91)	$(0.91)	$(0.38)	$(0.38)
Awards excluded from diluted earnings per share calculation(1)	—	392,062	—	865,966
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2022		2021
	Basic	Diluted	Basic	Diluted
Net income	$(5,089)	$(5,089)	$22,859	$22,859
Weighted-average common shares outstanding	25,146,318	25,146,318	25,095,733	25,095,733
Add dilutive effect of restricted stock unit awards	—	—	—	216,527
Add dilutive effect of stock options	—	—	—	115,058
Weighted-average common shares outstanding	25,146,318	25,146,318	25,095,733	25,427,318
Earnings per common share	$(0.20)	$(0.20)	$0.91	$0.90
Awards excluded from diluted earnings per share calculation(1)	—	479,981	—	674,921

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

Interest payments under the surplus notes will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the nine-month period ended September 30, 2022, interest expense totaled $2,391. Payment of interest is subject to approval by the Iowa Insurance Division.

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
There was no outstanding balance on the Credit Agreement at September 30, 2022 and 2021, respectively. For the nine-month periods ended September 30, 2022 and 2021, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at September 30, 2022.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2022:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2022	(55,505)	(1,263)	$(56,768)
Change in accumulated other comprehensive income (loss) before reclassifications	(51,678)	(3,627)	(55,305)
Reclassification adjustments from accumulated other comprehensive income (loss)	853	710	1,563
Balance as of September 30, 2022	$(106,330)	$(4,180)	$(110,510)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2022:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2022	49,769	4,568	$54,337
Change in accumulated other comprehensive income before reclassifications	(157,266)	(10,882)	(168,148)
Reclassification adjustments from accumulated other comprehensive income (loss)	1,167	2,134	3,301
Balance as of September 30, 2022	$(106,330)	$(4,180)	$(110,510)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2022, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of lease expense:
Operating lease expense	$2,201	$1,748	$6,569	$5,297
Less sublease income	53	53	160	160
Net lease expense	2,148	1,695	6,409	5,137
Cash flows information related to leases:
Operating cash outflow from operating leases	2,170	1,714	6,471	5,192

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

Please note that references to our commercial line “surety” was referenced in our previous filings as “fidelity and surety”.

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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At September 30, 2022, the Company's FAL investments were comprised of cash of $21.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company ("Nationwide") beginning in the third quarter of 2020. Nationwide has been offering replacement policies to most of our personal lines policyholders at the time of renewal. The transfer of policies is substantially complete, with New Jersey being the only state where the Company has personal lines policies in force as of September 30, 2022. These policies will lapse over the next three years.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2022, approximately 47.7 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

COVID-19

Since mid-March 2020, the COVID-19 pandemic has caused significant financial market volatility, economic uncertainty and interruptions to normal business activities.

In response to evolving pandemic conditions, UFG initially activated our pre-existing business continuity plans, dispatched the majority of its staff to work remotely, and implemented numerous safety measures for the safety and health of our employees. As a result of the reduction in COVID-19 community levels, an increasing number of UFG employees have resumed working onsite, although we continue to offer remote and hybrid work arrangements to employees.

The implementation of our business continuity plans has not had a material effect on our internal control environment at any time during the pandemic. Additionally, we believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems continue to operate effectively in the present environment.

Nearly all of the policies we have issued specifically exclude business interruption coverage for losses due to viruses such as the COVID-19 pandemic, but we continue to carefully investigate each claim and intend to afford coverage when appropriate. We expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based upon losses reported to date. We continue to evaluate the dynamic nature of the pandemic, including the emergence of variant strains, and cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. Additionally, if established written contract policy exclusions of business interruption coverage for losses attributable to the COVID-19 pandemic are voided or changed through legislation, regulations or interpretations by the courts, such changes have the potential to materially increase claims, losses and legal expenses which could impact our business, financial condition, results of operations and liquidity.

As of September 30, 2022, we intend to keep all assets currently leased and honor the terms of the contracts. We have also evaluated for impairment the four lease contracts in which we are the lessor. As of September 30, 2022, all payments on these contracts had been received and we fully expect to timely receive all future payments.

The Company's investment philosophy, objectives, approach and program have not changed as a result of the COVID-19 pandemic.

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Ratios)	2022	2021	%	2022	2021	%
Revenues
Net premiums earned	$238,256	$238,909	(0.3)%	$703,746	$722,837	(2.6)%
Investment income, net of investment expenses	11,606	11,571	0.3	32,062	42,447	(24.5)
Net investment gains (losses)	(14,250)	(2,269)	NM	(35,647)	28,243	(226.2)
Other income (loss)	(39)	332	(111.7)	(38)	163	(123.3)
Total revenues	$235,573	$248,543	(5.2)%	$700,123	$793,690	(11.8)%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$182,411	$175,444	4.0%	$464,295	$533,981	(13.1)%
Amortization of deferred policy acquisition costs	53,107	51,261	3.6	156,116	150,533	3.7
Other underwriting expenses	30,487	35,468	(14.0)	87,885	82,236	6.9
Interest expense	797	797	—	2,391	2,391	—
Total benefits, losses and expenses	$266,802	$262,970	1.5%	$710,687	$769,141	(7.6)%

Income (loss) before income taxes	$(31,229)	$(14,427)	(116.5)%	$(10,564)	$24,549	(143.0)
Federal income tax expense (benefit)	(8,248)	(4,834)	(70.6)	(5,475)	1,690	NM
Net income (loss)	$(22,981)	$(9,593)	(139.6)	$(5,089)	$22,859	(122.3)%

GAAP Ratios:
Net loss ratio (without catastrophes)	65.2%	56.9%	14.6%	57.3%	61.4%	(6.7)%
Catastrophes - effect on net loss ratio	11.4	16.5	(30.9)	8.7	12.5	(30.4)
Net loss ratio(1)	76.6%	73.4%	4.4%	66.0%	73.9%	(10.7)%
Expense ratio(2)	35.1	36.3	(3.3)	34.6	32.2	7.5
Combined ratio(3)	111.7%	109.7%	1.8%	100.6%	106.1%	(5.2)%
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
NM = Not meaningful

The following is a summary of our financial performance for the three- and nine-month periods ended September 30, 2022:

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2022, net loss was $23.0 million compared to a net loss of $9.6 million for the same period of 2021. The change was primarily due to a decrease in the fair value of our investments in equity securities along with higher losses and loss settlement expenses partially offset by lower other underwriting expenses.

For the nine-month period ended September 30, 2022, net loss was $5.1 million compared to net income of $22.9 million for the same period of 2021. The change was primarily due to a decrease in the fair value of our investments in equity securities and a decrease in net premiums earned partially offset by a decrease in losses and loss settlement expenses.

Net premiums earned decreased 0.3 percent and decreased 2.6 percent during the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods of 2021. Profitable growth is our primary consideration when putting new business on the books and these results reflect growth in assumed reinsurance, other liability, and surety. For the three-month period ended September 30, 2022, the overall average increase in renewal premiums was 9.5%, with 3.8% from exposure changes and 5.7% from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 10.7%, with 4.0% from exposures changes and 6.7% from rate changes.

Net investment income was $11.6 million for the third quarter of 2022 as compared to $11.6 million for the same period in 2021. Third quarter of 2022 reflected a slight increase over third quarter of 2021 related to higher yields on the fixed income portfolio mostly offsetting the change in fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions. Year-to-date, net investment income was $32.1 million compared to net investment income of $42.4 million for the same period in 2021. The decrease in net investment income in the nine-month period ended September 30, 2022 was primarily due to the change in the fair value of our investments in limited liability partnerships.

The Company recognized net investment losses of $14.3 million during the third quarter of 2022, compared to net investment losses of $2.3 million for the same period in 2021. Year to date, the Company recognized net investment losses of $35.6 million during the nine-month period ended September 30, 2022, compared to net investment gains of $28.2 million for the same period in 2021. The change in the three- and nine-month periods ended September 30, 2022 as compared to the same period in 2021 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses increased by 4.0 percent during the three-month period ended September 30, 2022 driven by an increase in frequency of large losses and unfavorable reserve development, offset by lower catastrophe losses during the quarter. For the nine-month period ended September 30, 2022 the same metric decreased by 13.1 percent compared to the same period in 2021. The year-to-date change was primarily driven by lower catastrophe losses and a decrease in frequency and severity of claims.

The GAAP combined ratio increased by 2.0 percentage points to 111.7 percent for the third quarter of 2022, compared to 109.7 percent in the same period in 2021. The change was driven by an increase in the net loss ratio, most notably the reserve development effect on the ratio in the quarter. For the nine-month period ended September 30, 2022, the GAAP combined ratio decreased 5.5 percentage points to 100.6 percent compared to 106.1 percent for the nine-month period ended September 30, 2021. The decrease in the combined ratio during the nine-month period ended September 30, 2022 as compared to the same period in 2021 was driven by a decrease in the net loss ratio.

The net loss ratio increased 3.2 percentage points during the third quarter of 2022 as compared to the same period in 2021. This change was driven by unfavorable reserve development in the quarter and an increase in frequency of claims, offset by catastrophe loss improvement. Year-to-date, the net loss ratio decreased 7.9 percentage points to 66.0 percent compared to 73.9 percent for the nine-month period ended September 30, 2021. The year-to-date change was primarily driven by lower catastrophe losses and a decrease in the frequency and severity of claims.

Pre-tax catastrophe losses in the third quarter of 2022 added 11.4 percentage points to the combined ratio, which included 5.7 percentage points for the impacts from Hurricane Ian. This compares to 16.5 percentage points added to the combined ratio in the third quarter of 2021, and is 1.6 percentage points above our 10-year historical average for the third quarter. During the third quarter of 2022, the higher than average catastrophe losses were driven primarily by Hurricane Ian, however, there were 9 smaller catastrophic events, primarily wind and hail, which collectively resulted in above average catastrophe losses. Year-to-date catastrophe losses totaled $61.4 million ($1.93 per diluted share) compared to $90.3 million ($2.81 per diluted share) for the same period in 2021, which included losses from Hurricane Ida as well as winter storm Uri, which was a full retention loss.

The underwriting expense ratio for the third quarter of 2022 was 35.1 percent compared to 36.3 percent for the third quarter of 2021. The decrease was primarily driven by lower costs resulting from the change in design of our pension plan, which resulted in a reduction in quarterly expenses beginning in 2022. Year-to-date, the underwriting expense ratio was 34.6 percent compared to 32.2 percent in the same period in 2021. The increase in the expense ratio during the nine-month period ended September 30, 2022 was primarily driven by a non-recurring benefit in the prior year related to the change in the design of our employee post-retirement health benefit plan.

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

2022 Development

The property and casualty insurance business experienced $14.1 million unfavorable and $1.2 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2022, respectively. For the three-month period ended September 30, 2022 the unfavorable development was primarily driven by $31.7 million other liability and $5.4 million commercial fire and allied lines of business offset by favorable development in commercial automobile and workers' compensation lines of business of $12.4 and $11.6, respectively. For the nine-month period ended September 30, 2022 the overall favorable development was primarily driven by commercial automobile line of business and workers' compensation line of business, with $28.9 million and $9.2 million, respectively, in net ultimate loss & loss adjustment expense estimates. The favorable reserve development was partially offset by unfavorable reserve development for $22.2 million other liability and $14.1 million commercial fire and allied lines.

2021 Development

The property and casualty insurance business experienced $11.1 million and $26.0 million of favorable development in our net reserves for prior accident years for the three- and nine-month periods ended September 30, 2021, respectively. For the three-month period ended September 30, 2021 the majority of favorable development was from commercial automobile with $11.0 million of favorable development followed by commercial fire and allied lines with $4.1 million favorable development. The favorable development was partially offset by $7.1 million of unfavorable development in commercial liability. All other lines of insurance, in total, contributed $3.1 million of favorable development during the quarter. For the nine-month period ended September 30, 2021 the majority of favorable development was from commercial automobile with $21.5 million favorable development, followed by workers' compensation with $7.7 million favorable development, commercial fire and allied lines with $5.6 million favorable development, and personal fire and allied lines with $4.0 million favorable development. Partially offsetting this was unfavorable development was contributed primarily by commercial liability with $17.1 million of unfavorable development. All other lines of insurance, in total, contributed $4.3 million of favorable development.

Development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2022, our total reserves were within our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2022			2021
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$80,231	$85,738	106.9%	$75,559	$47,416	62.8%
Fire and allied lines(2)	60,263	47,857	79.4	60,457	44,855	74.2
Automobile	51,939	32,093	61.8	60,991	42,034	68.9
Workers' compensation	14,043	(1,888)	(13.4)	15,183	11,265	74.2
Surety(3)	9,756	3,598	36.9	7,939	909	11.4
Miscellaneous	267	449	168.2	323	176	54.5
Total commercial lines	$216,499	$167,847	77.5%	$220,452	$146,655	66.5%

Personal lines
Fire and allied lines(4)	$529	$1,195	225.9%	$2,559	$11,382	NM
Automobile	(1)	(775)	NM	734	343	46.7
Miscellaneous	10	(1,020)	NM	50	(9)	(18.0)
Total personal lines	$538	$(600)	(111.5)%	$3,343	$11,716	NM
Assumed reinsurance	$21,219	$15,164	71.5%	$15,114	$17,073	113.0%
Total	$238,256	$182,411	76.6%	$238,909	$175,444	73.4%
(1) Commercial lines “Other liability” is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured’s premises and products manufactured or sold.
(2) Commercial lines “Fire and allied lines” includes fire, allied lines, commercial multiple peril and inland marine.
(3) Commercial lines “Surety” previously referred to as “Fidelity and surety”.
(4) Personal lines “Fire and allied lines” includes fire, allied lines, homeowners and inland marine.
NM = Not meaningful

Nine Months Ended September 30,	2022			2021
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$225,323	$159,859	70.9%	$225,572	$134,286	59.5%
Fire and allied lines	172,361	144,397	83.8	177,066	150,032	84.7
Automobile	157,927	107,021	67.8	190,238	151,632	79.7
Workers' compensation	42,389	16,345	38.6	47,260	33,601	71.1
Surety	26,700	5,723	21.4	22,436	3,000	13.4
Miscellaneous	817	593	72.6	1,007	174	17.3
Total commercial lines	$625,517	$433,938	69.4%	$663,579	$472,725	71.2%

Personal lines
Fire and allied lines	$2,127	$2,144	100.8%	$13,120	$22,400	170.7%
Automobile	—	(1,919)	NM	7,069	5,904	83.5
Miscellaneous	42	(1,110)	NM	337	(1,369)	NM
Total personal lines	$2,169	$(885)	(40.8)%	$20,526	$26,935	131.2%
Assumed reinsurance	$76,060	$31,242	41.1%	$38,732	$34,321	88.6%
Total	$703,746	$464,295	66.0%	$722,837	$533,981	73.9%
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio deteriorated 44.1 and 11.4 percentage points, respectively, in the three- and nine-month periods ended September 30, 2022 as compared to the same periods in 2021. Reserves were strengthened in the third quarter of 2022 as the frequency of large claims and exhaustion of primary coverage limits has increased due to inflationary pressures and other factors. This has increased exposure to the excess umbrella policies.

•Commercial fire and allied lines - The net loss ratio deteriorated 5.2 percentage points in the three-month period ending September 30, 2022 as non-catastrophe commercial fire losses were offset by improved catastrophe losses as compared to 2021. The net loss ratio improved 0.9 percentage points in the nine-month periods ended September 30, 2022 driven by catastrophe loss improvement.

•Commercial automobile - The net loss ratio improved 7.1 and 11.9 percentage points, respectively, in the three- and nine-month periods ended September 30, 2022 as compared to the same periods in 2021. These improvements are the direct result of our strategic plan to increase the quality of this line by non-renewing underperforming accounts and increasing rates.

•Workers' compensation - The net loss ratio improved 87.6 and 32.5 percentage points, respectively, in the three- and nine-month periods ended September 30, 2022 as compared to the same periods in 2021. For both periods the recognition of lower loss adjustment expense and continued favorable loss experience allowed for reserve releases producing a negative loss ratio in the current three-month period and lowering the current nine-month period loss ratio. The prior year three- and nine-month periods higher loss ratios were impacted by severity adding to the differences between current and prior periods.

•Assumed reinsurance - The net loss ratio improved 41.5 and 47.5 percentage points, respectively, in the three- and nine-month periods ended September 30, 2022 as compared to the same periods in 2021. The improvement in both current periods is primarily attributable to continued favorable loss experience and attractive reinsurance rates. This book had exposure to Hurricane Ian in the current three-month period but not to the level of catastrophes experienced in the prior period.

Financial Condition

Stockholders' equity decreased to $700.8 million at September 30, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $27.82, which is a decrease of $7.23 per share, or 20.6 percent, from December 31, 2021. The decrease is primarily attributable to the $156.1 million decrease in the net unrealized value from our fixed maturity securities, net of tax, shareholder dividends of $11.8 million, and net losses of $5.1 million during the first nine months of 2022.

Investment Portfolio

Our invested assets totaled $1.8 billion at September 30, 2022, compared to $2.1 billion at December 31, 2021, a decrease of $241.2 million. At September 30, 2022, fixed maturity securities and equity securities made up 84.8 percent and 8.2 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government bonds and tax-exempt U.S. municipal bonds.

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
The composition of our investment portfolio at September 30, 2022 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,547,061	84.8%
Equity securities	149,505	8.2
Mortgage loans	46,692	2.6
Other long-term investments	79,917	4.4
Short-term investments	275	—
Total	$1,823,450	100.0%
(1) Available-for-sale securities fixed maturities are carried at fair value.

As of September 30, 2022 and December 31, 2021, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale and trading security portfolios, by credit rating at September 30, 2022 and December 31, 2021. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2022		December 31, 2021
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$543,719	35.2%	$670,222	39.0%
AA	490,427	31.7	586,426	34.1
A	225,603	14.6	209,076	12.2
Baa/BBB	269,783	17.4	241,547	14.0
Other/Not Rated	17,529	1.1	12,519	0.7
	$1,547,061	100.0%	$1,719,790	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased slightly in the three-month period ended September 30, 2022, compared with the same period of 2021 primarily due to the higher yields in the fixed income portfolio offset by the change in the fair value of our investments in limited liability partnerships. Net investment income decreased in the nine-month period ended September 30, 2022, compared with the same period of 2021 primarily due to the change in the fair value of our investments in limited liability partnerships. Fixed income securities average yields have risen from both the third quarter of 2021 and on a year-to-date basis driven by higher interest rates.

Investment Results
(unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Investment income:
Interest on fixed maturities	$12,792	$10,671	$35,879	$32,441
Dividends on equity securities	1,325	1,383	3,934	3,711
Income on other long-term investments	(1,348)	1,305	(3,959)	10,822
Other	891	605	2,279	1,788
Total investment income	$13,660	$13,964	$38,133	$48,762
Less investment expenses	2,054	2,393	6,071	6,315
Net investment income	$11,606	$11,571	$32,062	$42,447

Average yields:
Fixed income securities:
Pre-tax (1)	3.07%	2.55%	2.88%	2.58%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2022, the change in value of our investments in limited liability partnerships resulted in an investment loss of $1.3 million and $4.0 million as compared to investment income of $1.3 million and $10.8 million in the same periods of 2021.
We had net investment losses of $14.3 million and $35.6 million during the three- and nine-month periods ended September 30, 2022, as compared to net investment losses of $2.3 million and net investment gains $28.2 million in the same periods of 2021. The change in the three- and nine-month periods ended September 30, 2022 as compared to the same periods in 2021 was primarily due to the change in the fair value of our equity securities investments driven by equity market losses in 2022.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at September 30, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2022 and 2021:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2022	2021
Cash provided by (used in)
Operating activities	$(29,793)	$18,188
Investing activities	(38,314)	40,358
Financing activities	(10,980)	(13,721)
Net change in cash and cash equivalents	$(79,087)	$44,825
Our cash flows were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2022 and 2021 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next twelve months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had outflows of $29.8 million and inflows of $18.2 million for the nine-month periods ended September 30, 2022 and 2021, respectively. In the nine-month period ended September 30, 2022, the net operating cash outflows were driven by loss and loss adjustment expense and tax related outflows not being fully offset by premium and investment income cash inflows.

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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $490.0 million, or 31.7 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2022, our cash and cash equivalents included $10.0 million related to these money market accounts, compared to $43.4 million at December 31, 2021.
Net cash flows used by investing activities were $38.3 million for the nine-month period ended September 30, 2022, compared to net cash flows provided by investing activities of $40.4 million for the nine-month period ended September 30, 2021. For the nine-month periods ended September 30, 2022 and 2021, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $232.3 million and $389.0 million, respectively. Our cash outflows for investment purchases were $267.9 million for the nine-month period ended September 30, 2022, compared to $337.7 million for the same period of 2021.
Financing Activities
Net cash flows used in financing activities was $11.0 million for the nine-month period ended September 30, 2022 which decreased $2.7 million compared to $13.7 million used in the nine-month period ended September 30, 2021.

Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50 million revolving credit facility, which includes a $20 million letter of credit sub-facility and a $5 million swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100 million if agreed to by the Lenders providing such incremental facility. As of September 30, 2022 and 2021, there were no balances outstanding under the Credit Agreement. For the nine-month period ended September 30, 2022 and 2021, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $11.8 million and $11.3 million in the nine-month periods ended September 30, 2022 and 2021, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2022, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $70.4 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased to $700.8 million at September 30, 2022, from $879.1 million at December 31, 2021. The Company's book value per share was $27.82, which is a decrease of $7.23 per share, or 20.6 percent, from December 31, 2021. The decrease is primarily attributable to the $156.1 million decrease in the net unrealized value from our fixed maturity securities, net of tax, stockholders' dividends of $11.8 million, and net losses of $5.1 million during the first nine months of 2022.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $43.0 million at September 30, 2022.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three year lockup with a 60 day minimum notice, with 4 possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at September 30, 2022 was $25.0 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
ISO catastrophes	$27,816	$33,105	$62,179	$81,277
Non-ISO catastrophes (1)	(607)	6,361	(806)	9,049
Total catastrophes	$27,209	$39,466	$61,373	$90,326
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2022, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2022 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2022:

			Total Number of Shares	Maximum Number of
	Total		Purchased as a Part of	Shares that may yet be
	Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs(1)
7/1/2022 - 7/31/2022	—	$—	—	1,719,326
8/1/2022 - 8/31/2022	—	—	—	1,719,326
Total	—	$—	—	1,719,326
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

31.1	Certification of Kevin Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and nine-months ended September 30, 2022 and 2021 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and nine-months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine-months ended September 30, 2022 and 2021; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin Leidwinger	/s/ Eric J. Martin
Kevin Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

November 3, 2022	November 3, 2022
(Date)	(Date)