Form 10-K
period 2022-12-31
UNITED FIRE GROUP INC
filed 2023-02-28
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $0.8 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 23, 2023, 25,216,296 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 17, 2023.

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
•We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics; and
•We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost.
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
United Fire Group, Inc. owns 100 percent of one subsidiary, United Fire & Casualty Company. United Fire & Casualty Company owns 100 percent of eight subsidiaries: (1) Addison Insurance Company; (2) Lafayette Insurance Company; (3) United Fire & Indemnity Company; (4) Mercer Insurance Company; (5) Financial Pacific Insurance Company; (6) UFG Specialty Insurance Company; (7) United Real Estate Holdings LLC and (8) McIntyre Cedar UK Limited. Mercer Insurance Company owns 100 percent of two subsidiaries: (1) Franklin Insurance Company; and (2) Mercer Insurance Company of New Jersey, Inc. United Fire Lloyds, which is organized as a Texas Lloyds plan, is an affiliate of United Fire & Indemnity Company. McIntyre Cedar UK Limited owns 100 percent of McIntyre Cedar Corporate Member LLP.
Reportable Segments
Our property and casualty insurance business is reported as one business segment. Our property and casualty insurance business is comprised of commercial lines insurance, including surety bonds, and assumed reinsurance. The company announced its intent to withdraw from personal lines insurance in 2020, and by 2022 minimal exposure from personal lines remains. All of our property and casualty insurance subsidiaries and our affiliates belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We tier our agents to objectively recognize our top performers including additional compensation in our profit-sharing plan. We offer incentive trips and promotions to build UFG loyalty. Property and casualty insurance agencies will receive profit-sharing payments of $13.7 million in 2023, based on profitable business produced by the agencies in 2022. In 2022 for 2021 business, agencies received $15.1 million in profit-sharing payments and in 2021 for 2020 business, agencies received $15.4 million in payments.
Our competitive advantage includes our commitment to:
•Strong agency relationships —
◦A stable workforce allows our agents to consistently work with the same, highly-experienced personnel.
◦Our organization is relatively flat, allowing our agents to be close to the highest levels of management and is designed to ensure that our agents will quickly receive answers to their questions.
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
REINSURANCE
Incorporated by reference from Note 4 "Reinsurance" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

RESERVES
Property and Casualty Insurance Business
Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property, or the loss of its income-producing abilities. Casualty insurance primarily covers liability for damage to property of, or injury to, a person or entity other than the insured. In most cases, casualty insurance also obligates the insurance company to provide a defense for the insured in litigation, arising out of events covered by the policy.
Liabilities for loss and loss settlement expenses reflect management's best estimates at a given point in time of what we expect to pay for claims that have been reported and those that have been incurred but not reported ("IBNR") based on known facts, circumstances, and historical trends.
The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claims reporting and payment patterns. If during the course of our regular monitoring of reserves we determine that coverages previously written are incurring higher than expected losses, we will take action that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc. ("Regnier"), to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.
On a quarterly basis, United Fire's actuarial staff and consultants perform a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets to review, on a quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.
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

INVESTMENTS
Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Investments," "Market Risk" and "Critical Accounting Policies"; and Note 1 "Summary of Significant Accounting Policies" under the heading "Investments," Note 2 "Summary of Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."

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
Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies: Iowa (United Fire & Casualty Company, UFG Specialty Insurance Company and Addison Insurance Company), California (Financial Pacific Insurance Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company) and Texas (United Fire & Indemnity Company and its affiliate, United Fire Lloyds, which is organized as a Texas Lloyds plan). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance laws of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the commissioner's prior approval.
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
Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2022.

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
Statutory Accounting Principles
For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). However, state laws require us to calculate and report certain data according to statutory accounting principles as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies.

Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuaries must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.

Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2022, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty subsidiaries (collectively known as "United Fire & Casualty Group") are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. United Fire & Casualty Group received a Financial Strength Rating (FSR) of "A" (Excellent). According to A.M. Best, companies rated "A" have "an excellent ability to meet their ongoing obligations to policyholders." A.M. Best revised the outlooks to negative from stable in December 2020, and there was no change in the outlook in December 2022.

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
Strategy for success
Our “One UFG: Boldly Forward” strategic plan unites our people in purpose and drives our mission of superior operational and financial performance. It is centered on five strategic pillars of long-term profitability, diversified growth, people development, continuous innovation and expense management. These pillars provide us with a strong foundation of success as we work together to deliver on our promises to all UFG stakeholders.

Diversity Equity and Inclusion
We are committed to fostering, cultivating and preserving a culture of diversity, equity, and inclusion. Our purpose is to invest in people to build enduring relationships with those we serve. Diversity, equity, and inclusion are core to this purpose and are an integral part of our values and culture.
We are committed to building a diverse, equitable, and inclusive culture that encourages, supports, and celebrates the distinct voices of our people. We invite our people to bring their authentic whole self to work, be inspired to form lasting relationships and to do their best each day, because we are all different, yet equal, humans. Our commitment extends into every facet of who we are:
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
c.Succeeding as a national enterprise means embracing differences in an informed, sensitive, and welcoming manner so that we continue providing our people, clients, vendors and suppliers with the best of our company, because their success is our success.
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

At UFG, inclusive conduct is centered on:
a.Treating others with dignity and respect at all times, because how we act is as important as what we accomplish.
b.Meeting the evolving needs of our expansive risk profile though investment in our talent through training and recruiting.
c.Striving to do what is right - even when no one is looking.
d.Continuously listening to our people, agents, partners, vendors, and community to effectuate our goals.
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
It is through our shared awareness and commitment to these principles that we foster a culture of belonging, where everyone is welcome, respected and appreciated. Championing diversity, equity, and inclusion is not just something we do, it is the core of who we are.

		2022	2021	2020
Employee data
Workforce data	Headcount	1,091	1,086	1,165
	Average tenure in years	8.7	10.0	10.0
	Percent of self-identified women in workforce	57.4%	54.8%	55.1%
	Percent of self-identified racial/ethnic minorities in workforce	13.8%	13.8%	12.4%
	Voluntary turnover rate	12.3%	11.7%	8.4%
Human rights/Social	Equal employment opportunity policy	Y	Y	Y
	Diversity, equity and inclusion policy	Y	Y	Y
	Human rights policy	Y	Y	Y
Ethics	Anti-bribery & anti-corruption policy	Y	Y	Y
	Code of business conduct & ethics	Y	Y	Y
Community	Employee volunteer hours	1,690	720	2,393

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
Our commitment to advancing the mental and physical health of our people includes:
•U Fit Wellness Center located on-site: in our Cedar Rapids home office and our Houston and Denver regional offices. We are proud to have built our own state-of-the-art fitness center in Cedar Rapids in 2017. We are also proud to have a full-time Corporate Manager of Holistic Wellness on staff. The manager provides one-on-one coaching, customized wellness plans and group fitness and wellness classes for all skill levels. She also provides change management consulting to business units and/or individual employees.

•Empowering employees to make healthy decisions:
◦Fitness classes – we offer a variety of both in-person group classes as well as virtual classes to cater to our hybrid workforce. We partner with Wellbeats Virtual Fitness to offer tailored virtual fitness to all employees and their families. To mesh our passion for community with wellness, we have also held multiple physical activity fundraisers.
◦Weekly wellness webinars – these webinars are intended to educate employees on everything from nutrition best practices to mental and emotional well-being and mindfulness. Subject matter experts are oftentimes brought in to present on various topics.
◦Enterprise-wide resiliency program – Our Manager of Corporate Wellness offers a monthly resiliency course, year-round. This course focuses on building upon life skills to help employees become more emotionally resilient in their professional and personal lives. In addition, we established a mental wellness employee resource group and held senior leadership training on mental wellness and suicide prevention.
◦A wellness reward system – 84% of our employees are enrolled in our third-party wellness management program designed to cultivate good lifestyle habits. This program also provides monetary incentives based on physical activity and premium credits on health insurance when employees reach certain thresholds.
◦Access to a health advocate program where we are partnering with a service to help employees navigate the healthcare system and address personal and work-related issues at no cost to them. Over 1,400 hours have been utilized to date with this service.
◦A well-being and weight management program - a new digital platform taught by renowned experts that will assist with a personalized approach for weight loss results together with coaching. There were over 100 applicants to the first cohort.

Sustainability
As a property and casualty insurer, UFG is acutely aware of the growing risks to business, insureds and communities stemming from sustainability issues. Sustainability is top of mind for our Management Team and Board of Directors, and as a result we have made important updates to our ESG governance structure. In February 2022 the following committee charters were revised to incorporate Board committee oversight of relevant ESG initiatives:

a.The Nominating and Governance Committee oversees our ESG policies and practices, generally, and reviews our voluntary ESG disclosures, goals and metrics provided. Additionally, the Nominating and Governance Committee is responsible for oversight of business ethics.
b.The Audit Committee, in its oversight of financial risk exposures, internal controls and financial reporting, reviews policies, processes and internal controls for collecting ESG data to ensure disclosures containing ESG data are accurate, reliable and consistent. Additionally, the Audit Committee has oversight of the whistleblower program.
c.The Compensation and Human Capital Committee oversees our human capital management and diversity, equity, and inclusion initiatives, as well as corporate culture matters.
d.The Investment Committee reviews risks related to our investment portfolio, including oversight of any responsible investment strategies and associated risks (in consultation with the Risk Management Committee).
e.The Risk Management Committee reviews and evaluates the company’s identification, assessment and management of risks associated with ESG matters, including but not limited to climate change and ESG-related emerging risks. It also coordinates with other committees of the Board of Directors on ESG risks specific to such committee’s area of oversight.

Together with Board oversight, UFG established our ESG Management Committee, a cross-functional team of leaders who are dedicated to actively leading UFG’s sustainability, corporate social responsibility, health and safety and human capital efforts, as well as cultivating an ESG-focused culture. The ESG Management Committee meets regularly and provides routine updates to the Board’s Nominating and Governance Committee. Our Chief Risk Officer supported by our Chief Legal Officer and Director of Facilities is responsible for developing and deepening

UFG’s understanding of climate change as an enterprise-level risk and informing the Board how the related risks are monitored and mitigated.
In 2022 UFG prepared our inaugural disclosure aligned with the recommendations of the Task Force on Climate-related Financial Disclosures (TCFD). The TCFD report may be found on our investor page at: https://ir.ufginsurance.com/ESG/sustainability. This document provides transparency to stakeholders concerning how we are managing climate risk and addressing the global transition to net zero within our business. We view climate change as a transversal risk impacting and elevating other critical enterprise risks, and we have begun developing strategies to address and build resiliency to these risks. While this disclosure is a first step, UFG will continue to enhance and act on our understanding of the risks and opportunities a changing climate presents to our business.

UFG was appointed the insurance provider for members of the state Iowa Land Improvement Contractors Association ("LICA") insurance program. This organization, which is known for its mission of professional conservation of soil and water, as well as best practices in the construction and protection of cities, farms, ranches and rural areas where we live and work, has worked with UFG to develop a program that is customized to this targeted group of insureds. Our program, in partnership with Prins Insurance, is specifically designed for LICA contractors and includes professional risk control services, safety group dividends based on the performance of the group, specialty pricing, and the broadened coverages needed when working to conserve our soil and water.
In addition to establishing a UFG Green Team dedicated to sustainability practices, the facilities team is active in reducing our environmental footprint. Here are a few of our practices intended to lesson our impact on the environment:
•Reducing usage of plastic water bottles through installation of water filling stations in our offices, increasing paper recycling and decreasing our real estate square footage.
•Using low impact materials. This includes a partnership with flooring vendors that manufacture products with low environmental impact and utilizing architectural wall systems instead of drywall. Architectural wall systems reduce drywall construction and carpet waste, and also preserve air quality associated with lack of drywall and paint fumes.
•Using electrostatic disinfection cleaning in our corporate office. This cutting edge cleaning technique greatly reduces the spread of viruses in high-traffic areas, and also sprays approximately 65% less chemicals per square foot.
•Launching a net zero waste program across the Cedar Rapids campus in July 2022 aimed to divert 20 tons of landfill-bound trash generated annually from office buildings by July 2024.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Kevin J. Leidwinger	59	President and Chief Executive Officer, Principal Executive Officer
Eric J. Martin	52	Senior Vice President, Chief Financial Officer and Principal Financial Officer
Julie A. Stephenson	55	Executive Vice President and Chief Operating Officer
Jeremy J. Bahl	45	Vice President and Chief Underwriting Officer
Robert F. Cataldo	52	Vice President and Chief Investment and Strategy Officer
Sarah E. Madsen	44	Vice President, Chief Legal Officer and Corporate Secretary
Corey L. Ruehle	49	Vice President and Chief Claims Officer
Micah G. Woolstenhulme	47	Vice President and Chief Risk Officer

A brief description of the business experience of these officers follows:
Kevin J. Leidwinger became our President and Chief Executive Officer in August 2022. Prior to joining UFG, Mr. Leidwinger served as President and Chief Operating Officer at CNA Commercial from 2015 - 2022. Prior to joining CNA Commercial in 2015, he was global casualty manager for Chubb Commercial Insurance, and was responsible for the company's worldwide portfolio of general liability, workers' compensation, excess umbrella, auto errors and omissions, and environmental business.
Eric J. Martin joined UFG as our Senior Vice President and Chief Financial Officer in April 2022. Prior to joining UFG, he served as Head of Enterprise Transformation at Transamerica Corporation (an insurance company), beginning in 2020. Mr. Martin also held numerous other positions at Transamerica including: Chief Operating Officer, Individual Solutions and Retail Affiliates (2019-2020); Senior Vice President, Controller and Head of Finance (2016-2019) and various other roles dating back to 2001.
Julie A. Stephenson joined UFG as our Executive Vice President and Chief Operating Officer effective as of the end of January 2023. Ms. Stephenson has over 25 years of experience in the insurance industry, most recently serving as global head of casualty reinsurance at Swiss Re. Prior to joining Swiss Re in 2021, she held the positions of Chief Operating Officer-Middle Market (2019-2021) and Commercial Chief Underwriting Officer (2015-2019) at CNA Insurance and Global Liability Manager for Chubb Insurance.
Jeremy J. Bahl became Vice President and Chief Underwriting Officer in 2020. Mr. Bahl joined UFG as an accountant in 2000. He transferred to the underwriting department of the Great Lakes region in 2002 and served as an Underwriting Supervisor from 2010 to 2014. In 2014, he became Underwriting Supervisor of the Denver region. In 2016, he was named Vice President and Branch Manager of our Denver region and assumed oversight of the Sacramento region in 2018. Mr. Bahl has the Chartered Property Casualty Underwriter (CPCU) professional designation.
Robert F. Cataldo became our Vice President and Chief Investment and Strategy Officer of UFG in 2020, serving the Company since 2011. Mr. Cataldo was Vice President and Strategy Officer for UFG from 2018 to 2020. From 2015 to 2018, he served as AVP & Senior Portfolio Manager. Mr. Cataldo joined UFG as a Senior Portfolio Manager in 2011.
Sarah E. Madsen became our Vice President, Chief Legal Officer, and Corporate Secretary in April 2022. Ms. Madsen previously served as Assistant General Counsel from 2018 - 2022. Prior to joining UFG, she served as corporate counsel for a national insurance and financial strategies firm, counsel for a global non-profit and was a partner at a St. Paul, MN based law firm, where she practiced financial services, insurance, and commercial litigation. Ms. Madsen holds a Chartered Property Casualty Underwriter ("CPCU") designation.

Corey L. Ruehle became our Vice President and Chief Claims Officer in 2019. He joined UFG as a Commercial Underwriter in 2001. Between 2001 and 2019 he served in various capacities, including as Underwriting Supervisor, Underwriting Manager and Branch Manager of the Midwest region. Mr. Ruehle has the Associate in Commercial Underwriting (AU) and Certified Insurance Counselor (CIC) professional designations.
Micah G. Woolstenhulme serves as Vice President and Chief Risk Officer. Mr. Woolstenhulme joined UFG in 2020 to lead the enterprise risk management activities. Prior to joining UFG, he served as Head of Risk and Economic Advisory at JLT Re (a reinsurance broker) from 2016-2020 and led the ERM Services group at Guy Carpenter (a global risk and reinsurance specialist company). He also served Swiss Re, Samsung, and Safeco in various roles including financial modeling, product development and corporate strategy. Mr. Woolstenhulme is a Fellow of the Casualty Actuarial Society.

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
Risks Relating to Our Operations: Underwriting Risks, Claims Risks, Investments Risks, Management Risks, Cyber Risks and Legal Risks

Our success depends primarily on our ability to underwrite risks effectively and adequately price the risks we insure.
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks based on available information. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data, develop, and apply appropriate pricing techniques, closely monitor changes in trends and project both severity and frequency of losses with reasonable accuracy. We could underprice risks which would adversely affect our profit margins. Conversely, we could overprice risks, leading to reduced sales volume and competitiveness. Our ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including but not limited to: (1) the availability of sufficient reliable data and our ability to properly analyze available data; (2) market and competitive conditions; (3) changes in medical care expenses and restoration costs; (4) our selection and application of appropriate pricing techniques; and (5) changes in the regulatory market, applicable legal liability standards and in the civil litigation system generally.

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

Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims, operating expenses, and dividends. As discussed in detail below, general economic conditions, changes in financial markets, global events, and many other factors beyond our control can adversely affect the value of our investments and the realization of investment income.

We primarily manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks discussed as follows.

Credit Risk – The value of our investment in marketable securities is subject to credit losses as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (98.9 percent of core fixed income portfolio at December 31, 2022) are made in investment-grade securities. Although we try to manage this risk by diversifying our portfolio and emphasizing credit quality, our investments are subject to losses as a result of a general downturn in the economy.

Interest Rate Risk – A significant portion of our investment portfolio (84.1 percent at December 31, 2022) consists of fixed income securities, primarily corporate and municipal bonds (68.6 percent at December 31, 2022). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income. Interest rates are highly sensitive to many factors beyond our control including general macroeconomic conditions, changes in governmental regulations and monetary policy, and national and international political conditions.

Liquidity Risk – We seek to match the maturities of our investment portfolio with the estimated payment date of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. Risk such as inadequate loss and loss adjustment reserves, a large natural catastrophe, or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. This could result in significant realized losses depending on the conditions of the general market, interest rates and credit profile of individual securities. Further, our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value in our financial statements is not reflective of prices at which actual transactions could occur.

Market Risk – Our investments are subject to risks inherent in the global financial system and capital markets. The value and risks of our investments may be adversely affected if the functioning of those markets is disrupted or otherwise affected by local, national or international events, such as: changes in regulation or tax policy; changes in legislation relating to bankruptcy or other proceedings; infrastructure failures; wars or terrorist attacks; public health emergencies and pandemics; the overall health of global economies; a significant change in inflation expectations; a significant devaluation of government or private sector credit and/or currency values; and other factors or events not specifically attributable to changes in interest rates, credit losses, and liquidity needs.

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
The following states provided 47.5 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2022: Texas (16.6 percent), California (12.4 percent), Iowa (7.8 percent), Missouri (6.1 percent) and New Jersey (4.6 percent).

Our revenues and profitability are subject to the prevailing regulatory, legal, economic, political, competitive, weather, and other conditions in the principal states in which we do business. With respect to regulatory conditions, the NAIC and state legislators continually reexamine existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws and regulations. In a time of financial uncertainty or a prolonged economic downturn, regulators may choose to adopt more restrictive insurance laws and regulations. Changes in regulatory or any other of these conditions could make it less attractive for us to do business in such states. In addition, our exposure to severe losses from localized natural perils, such as tornadoes, wildfires or hailstorms, is increased in those areas where we have written a significant amount of property insurance policies.

We insure property that is exposed to various natural perils that can give rise to significant claims costs.

Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, some of which may increase in severity and frequency due to climate change, including, but not limited to, hurricanes, tornadoes, hailstorms, wildfires, earthquakes, severe winter weather, volcanic eruptions, and man-made disasters such as terrorist acts (including biological, chemical or radiological events), explosions, infrastructure failures and results from political instability. We have exposure to hurricanes along the Gulf Coast, Eastern and Southeastern coasts of the United States. We have exposure to tornadoes, windstorms, and hailstorms throughout the United States. We have exposure to earthquakes along the West Coast and the New Madrid Fault area. Our automobile and inland marine business also exposes us to losses arising from floods and other perils.

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

We have exposure to catastrophe losses under our commercial insurance policies as well as through our assumed reinsurance and managing general agency contracts. Losses from catastrophic events are a function of our exposure profile and the level of reinsurance purchased to mitigate these losses. For example, the losses experienced from a tornado will vary on whether the location of the tornado was in a highly populated or unpopulated area, the concentration of insureds in that area and the severity of the tornado. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from a catastrophic event.

In addition, as with catastrophe losses generally, it can require time for us to determine our ultimate losses associated with a particular catastrophic event. The inability to access portions of the impacted area, the complexity of the losses, legal and regulatory uncertainty, and the nature of the information available for certain catastrophic events may affect our ability to estimate the claims and claim adjustment expense reserves. Such complex factors include, but are not limited to: determining the cause of the damage, evaluating general liability exposures, estimating additional living expenses, the impact of demand surge, infrastructure disruption, fraud, business interruption costs and reinsurance collectability.

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

Following catastrophes there are also sometimes legislative, administrative, and judicial decisions that seek to expand insurance coverage for claims beyond the original intent of the policies or seek to prevent the application of deductibles. Our ability to manage catastrophic exposure may be limited by public policy considerations, the political environment, changes in the general economic climate and/or social responsibilities.

Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect our results of operations, liquidity and financial condition.

Long-term weather trends may be changing, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain, snow, and drought. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk. Climate change also adds to the unpredictability of natural disasters and creates uncertainty as to future trends and exposures.

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
We maintain catastrophe exposure modeling and management in house and incorporate our view of natural peril risk into forward-looking projections that reflect our view on climate. Our property catastrophe reinsurance program is designed to meet the needs of a changing risk profile. A key area of current focus is our exposure to severe convective storms. We endeavor to reduce greenhouse gas emissions from operations via energy saving construction features/devices and leasing of fuel-efficient fleet vehicles. Our business continuity plan is tested annually, including failover of all systems to our DR data center. Additional capabilities and plans are being developed that support continuance of operations after a regional weather event. UFG offers a green replacement option for equipment breakdown coverage to encourage installation of more energy efficient heating and cooling systems. Underwriting requires wind and hail deductibles in coastal and severe convective storm areas to minimize our exposure and encourage policyholders to adopt stronger building codes. UFG endeavors to comply with a growing number of federal and state regulations pertaining to climate disclosures and questionnaires.
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

The ratings assigned by A.M. Best are also an important factor in marketing our products. Our ability to retain our existing business, and to attract new business in our insurance operations depends on our ratings by this agency. Our failure to maintain our ratings, or any other adverse development with respect to our ratings, could cause our current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best downgrades our ratings or publicly indicates that our ratings are under review, it is likely that we will not be able to compete as effectively with our competitors and our ability to sell insurance policies could decline, leading to a decrease in our premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" would prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements.

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

In 2022 there were four new appointments to key executive positions, three of which were filled externally. In April 2022, Eric Martin was appointed Senior Vice President and Chief Financial Officer, replacing Dawn Jaffray, who left the company in October 2021. Sarah Madsen became our Vice President, Chief Legal Officer and Corporate Secretary in April 2022, replacing the retiring long-time General Counsel, Neal Scharmer. In August 2022, Kevin Leidwinger was appointed President and Chief Executive Officer, replacing the retiring long-time CEO, Randy Ramlo. In September 2022, long-time COO Michael Wilkins retired. In January 2023, Julie Stephenson was appointed Executive Vice President and Chief Operating Officer. These changes and any future significant leadership changes or senior management transitions involve inherent risk and can be disruptive to our operations. Any failure to find a timely and suitable replacement for key personnel and ensure an effective transition, including the effective onboarding, could hinder our strategic planning, business execution and future performance.

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

These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are extremely hard to predict. Further examples of these issues include: (1) judicial expansion of policy coverage and the impact of new theories of liability; (2) an increase in plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices; (3) medical developments that link health issues to particular causes, resulting in liability or workers' compensation (for example, cumulative trauma); (4) claims relating to unanticipated consequences of current or new technologies; (5) an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions; (6) claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and (7) adverse changes in loss cost trends, including inflationary pressure in medical cost and auto repair costs.

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

We maintain an internal education plan on the risk of social inflation. We endeavor to find ways to keep claims out of litigation and manage downward the length of time that certain claims are open. We also steer our portfolio away from business that is most exposed to these trends, and we target business in our assumed reinsurance operations and other alternative distribution channels that offer more short tail risks.
Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation.
We rely on computer systems to conduct our business for our customer service, marketing and sales activities, customer relationship management and producing financial statements. Our business and operations rely on secure and efficient processing, storage and transmission of customer and Company data, including personally identifiable information. Our ability to effectively operate our business depends upon our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results.

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

Cyber-attacks involving these systems, or those of our third-party vendors, could be carried out remotely and from multiple sources and could interrupt, damage, or otherwise adversely affect the operations of these critical systems. Cyber-attacks could result in the modification or theft of data, the distribution of false information, or the denial of service to users. Threats to data security can emerge from a variety of sources and change rapidly, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.

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

Although we have not experienced any material cyber-attacks in the last three years based on our knowledge to date, the occurrence, scope and effect of any cyber-attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverages; however, our insurance may be insufficient to cover all losses and expenses related to a cyber-attack.

Federal and state policymakers have and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services recently adopted a cyber protection and reporting regulation for financial services companies with which we are complying. The NAIC has created the Data Security Model Law ("DSML") based upon the New York regulation. Compliance with these regulations and efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, and financial strength.

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

Our direct insurance products are marketed exclusively through independent insurance agencies, all of which represent more than one company. We face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products via independent agents, exclusive agents and companies that sell insurance directly to their customers.

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

Regulation of insurance rates, fees and approval of policy forms. The insurance laws of most states in which we operate require insurance companies to file insurance premium rate schedules and policy forms for review and approval. State regulatory authorities may resist or delay our efforts to raise premium rates at their discretion due to general market, economic, or political factors or factors specific to UFG. If increases to premium rates we deem necessary are not approved, we may not be able to respond to market developments and increased costs in that state. State regulatory authorities may even impose premium rate rollbacks or require us to pay premium refunds to policyholders, affecting our profitability. If insurance policy forms we seek to use are not approved by state insurance departments, our ability to offer new products and grow our business in that state could be substantially impaired.

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

Risk-based capital and capital adequacy requirements. Our insurance company subsidiaries and affiliates are subject to risk-based capital requirements that require us to report our results of risk-based capital calculations to state insurance departments and the NAIC. These standards apply specified risk factors to various asset, premium and reserve components of statutory capital and surplus reported in our statutory basis of accounting financial statements. Any failure to meet applicable risk-based capital requirements or minimum statutory capital requirements could subject us or our subsidiaries and affiliates to further examination or corrective action by state regulators, including limitations on our writing of additional business, state supervision or liquidation.

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

Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA") was signed into law. TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2027, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 million per year, and gradually increased the industry-wide retention to $37.5 billion per year. For further information about TRIPRA and its effect on our operations, refer to the information in the "Results of Operations for the Years Ended December 31, 2022, 2021 and 2020" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics.

We use various actuarial techniques and data analytics to understand our risk exposures such as frequency and severity of different types of insurance claims. The data we rely on for these analytics includes experience data from our own business (policies written, characteristics, coverages, and details of associated losses) and data attained from third parties, including industry results. We use outputs of predictive models and other analytics to assist in decision making related to underwriting, pricing, claims management (including reserving), and catastrophe risk exposure management. Emerging technology offers opportunities to underwrite and price business more efficiently and accurately, lowering costs. If we are not able to use technology and data analytics as effectively as our competitors, our competitiveness and ability to write and retain business within our risk appetite will be impacted. This may reduce the profitability of the business we do write and retain and negatively affect our ability to meet our business objectives.

We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost.

Our reinsurance strategy seeks to protect the company from extremely adverse underwriting outcomes as well as unnecessary volatility in underwriting results. We purchase conservative levels of reinsurance as measured by our property catastrophe models, our economic capital model, and benchmarking with our peers.

We retain multiple reinsurance intermediaries to plan, create, and facilitate our ceded reinsurance placements. These intermediaries work closely with our risk, corporate underwriting, and finance departments to design reinsurance transactions that align with corporate strategy and risk appetite. Reinsurance transactions are supported by a large and diverse array of reinsurance providers to ensure that the capacity is reliable in each underwriting year. However, in hard reinsurance market conditions, reinsurance capacity can become constrained as reinsurers are pressed with concerns about capital or profitability. In these conditions, we may be unable to secure our desired reinsurance protection at a reasonable cost.

Lost reinsurance capacity could expose the company to larger retained losses per loss occurrence, per risk, or per year in total. To mitigate this risk, we maintain a large panel of reinsurers and prefer to trade with partners that participate in each of our ceded programs. We transact with multiple intermediary companies to ensure full access to the entire reinsurance market. We monitor the credit quality of our reinsurance providers. We have a clear view of the criticality of various components of our reinsurance program. Finally, we maintain active dialogue with intermediaries and underwriters throughout the year.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 263,000 square feet of office and building space. In addition, we own and lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2022 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the Nasdaq stock market under the symbol "UFCS." On February 23, 2023, there were 676 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2022, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $70.4 million in dividend payments without prior regulatory approval.
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
Issuer Purchases of Equity Securities

Under our share repurchase program, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. There were no repurchases during the year ended December 31, 2022. Our share repurchase program was most recently renewed in November 2022 through August 2024. As of December 31, 2022, we remained authorized to repurchase 1,719,326 shares of common stock.

United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2017 through December 31, 2022, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2017 in our common stock and in each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
United Fire Group, Inc.	$100.00	$131.05	$106.31	$63.53	$60.00	$72.30
S&P 500 Index	100.00	95.62	125.73	148.87	191.60	156.87
S&P 600 P&C Index	100.00	107.04	117.73	118.78	139.08	126.34
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
Geographic Concentration
Property and Casualty Insurance Business
For 2022, approximately 47.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.

In 2022, 2021 and 2020 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2022	2021	2020	2022	2021	2020
Texas	$148,207	$158,676	$192,841	16.6%	17.4%	18.1%
California	111,037	119,171	127,168	12.4	13.1	11.9
Iowa	70,128	73,097	91,176	7.8	8.0	8.6
Missouri	54,090	55,693	72,527	6.1	6.1	6.8
New Jersey	41,030	49,468	53,406	4.6	5.4	5.0
Louisiana	37,124	39,280	45,168	4.2	4.3	4.2
Colorado	34,480	38,761	46,394	3.9	4.3	4.4
Minnesota	32,659	35,697	39,501	3.7	3.9	3.7
South Dakota	31,609	30,429	35,166	3.5	3.3	3.3
Illinois	28,538	29,755	39,562	3.2	3.3	3.7
All Other States	304,839	281,485	322,409	34.1	30.9	30.3
Direct Statutory Premiums Written	$893,741	$911,512	$1,065,318	100.0%	100.0%	100.0%
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
We believe our current liquidity position is sufficient to maintain our current operations and we have the ability to draw on our credit facility if needed. See Part II, Item 8, Note 13 "Debt" for more information. Our share repurchase program was suspended in mid-March 2020 and restarted in the first quarter of 2021. Also, the Company maintained the payment of quarterly cash dividends during 2021 and 2022, with the dividends paid in November 2022 marking the 219th consecutive quarter of paying dividends since March 1968.

Stockholders' equity decreased to $740.1 million at December 31, 2022, from $879.1 million at December 31, 2021. The decrease is primarily attributable to the $138.1 million decrease in the net unrealized value from our fixed maturity securities, net of tax, shareholder dividends of $15.9 million, and offset by net income of $15.0 million.

We evaluate goodwill and other intangible assets for impairment at least on an annual basis or whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of goodwill and other intangible assets may exceed their implied fair value. The Company impaired all goodwill in 2020. The latest evaluation of other intangible assets was completed as of December 31, 2022 and no impairments were deemed necessary.

As of December 31, 2022, we intend to keep all assets currently leased and honor the terms of the contracts. Also, we have five lease contracts where we are the lessor which we evaluated for impairment. As of December 31, 2022, all payments on these contracts had been received and we fully expect to receive all future payments on time.

The decline in certain sectors of the equity and bond markets in 2022 due to economic conditions did have a material impact on the fair value of our investments. The Company's investment philosophy, objectives, approach and program have not changed. During 2022 we had a decrease in the fair value of equity securities of $12.8 million and a decrease in value of our investments in limited liability partnerships of $7.9 million from the values reported at December 31, 2021.
The Company has a highly rated fixed maturity portfolio, with low credit risk. The Company recognized an increase in unrealized losses of $138.1 million, net of tax, at December 31, 2022 on its available-for-sale fixed maturity portfolio due to an increase in interest rates. In addition, we adopted new accounting guidance on January 1, 2020, which changes the measurement of credit losses for our investment in available-for-sale fixed maturities and our mortgage loans, and this also impacts our reinsurance receivables. The adoption of this new guidance resulted in an immaterial allowance for credit losses to be recorded for each of these assets on our balance sheet as of December 31, 2022. For more information on credit losses, please refer to Part II, Item 8, Note 1 "Summary of Significant Accounting Policies" and Note 2 "Summary of Investments" of this Annual Report on Form 10-K.

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
Management evaluates our operations by monitoring key measures of growth and profitability. The following provides further explanation of the key measures management uses to evaluate our results:
Catastrophe losses is an operational measure which utilizes the designations of the Insurance Services Office ("ISO") and are reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. According to the ISO, a catastrophe loss is defined as a single unpredictable incident or series of closely related incidents that result in $25.0 million or more in U.S. industry-wide direct insured losses to property and that affect a significant number of insureds and insurers ("ISO catastrophe"). In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Management, at times, may determine for comparison purposes of our financial results that it is more meaningful to exclude extraordinary catastrophe losses and resulting litigation. The frequency and severity of catastrophic losses we experience in any year affect our results of operations and financial position. In analyzing the underwriting performance of our property and casualty insurance business, we evaluate performance both including and excluding catastrophe losses. Portions of our catastrophe losses may be recoverable under our catastrophe reinsurance agreements. We include a discussion of the impact of catastrophes because we believe it is meaningful for investors to understand the variability in our periodic earnings.

	Years Ended December 31,
(In Thousands)	2022	2021	2020
ISO catastrophes	$73,342	$83,386	$141,425
Non-ISO catastrophes (1)	124	15,230	579
Total catastrophes	$73,466	$98,616	$142,004
(1) Includes international assumed losses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2022	2021
(In Thousands)	2022	2021	2020	vs. 2021	vs. 2020
Revenues
Net premiums earned	$951,541	$962,823	$1,055,082	(1.2)%	(8.7)%
Investment income, net of investment expenses	44,932	55,778	39,670	(19.4)	40.6
Net investment gains (losses)	(15,892)	47,383	(32,395)	(133.5)	(246.3)
Other income	(295)	207	6,270	(242.5)	(96.7)
Total revenues	$980,286	$1,066,191	$1,068,627	(8.1)%	(0.2)%

Benefits, losses and expenses
Losses and loss settlement expenses	$637,301	$652,155	$869,467	(2.3)%	(25.0)%
Amortization of deferred policy acquisition costs	213,075	203,432	210,252	4.7	(3.2)
Other underwriting expenses	114,645	110,574	143,332	3.7	(22.9)
Goodwill impairment	—	—	15,091	NM	(100.0)
Interest expense	3,188	3,187	—	—	—
Total benefits, losses and expenses	$968,209	$969,348	$1,238,142	(0.1)%	(21.7)%
Income (loss) before income taxes	$12,077	$96,843	$(169,515)	(87.5)	(157.1)%
Federal income tax expense (benefit)	(2,954)	16,249	(56,809)	(118.2)	(128.6)%
Net income (loss)	$15,031	$80,594	$(112,706)	(81.3)	(171.5)%

GAAP Ratios:
Net underlying loss ratio (1)	59.2%	64.4%	71.2%	(8.1)%	(9.6)%
Catastrophes - effect on net loss ratio (1)	7.7%	10.2%	13.5%	(24.5)%	(24.4)%
Reserve development-effect on net loss ratio (1)	0.1%	(6.9)%	(2.2)%	(101.4)%	213.6%
Net loss ratio (2)	67.0%	67.7%	82.4%	(1.0)%	(17.8)%
Expense ratio (3)	34.4%	32.6%	33.5%	5.5%	(2.7)%
Combined ratio (4)	101.4%	100.3%	115.9%	1.1%	(13.5)%
NM = not meaningful
(1) Net underlying loss ratio is defined as the net loss ratio less impacts of catastrophes and non-catastrophe prior year reserve development.
(2) Net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
(3) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(4) Combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.

In 2022, the decrease in net income compared to 2021 was primarily due to lower premiums earned, lower net investment income from a decrease in value of other long-term assets, and net investment losses from a decrease in the fair value of equity securities, as compared to net investment gains for the same period in 2021.

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

Premiums
The following table shows our premiums written and earned for 2022, 2021 and 2020:

				% Change
(In Thousands)				2022	2021
Years ended December 31,	2022	2021	2020	vs. 2021	vs. 2020
Direct premiums written	$893,741	$911,514	$1,065,318	(1.9)%	(14.4)%
Assumed premiums written	190,215	130,375	34,371	45.9	279.3
Ceded premiums written	(99,732)	(100,541)	(88,339)	(0.8)	13.8
Net premiums written(1)	$984,224	$941,348	$1,011,350	4.6%	(6.9)%
Less: change in unearned premiums	(34,655)	25,112	40,317	(238.0)	(37.7)
Less: change in prepaid reinsurance premiums	1,972	(3,637)	3,415	154.2	(206.5)
Net premiums earned	$951,541	$962,823	$1,055,082	(1.2)%	(8.7)%
NM = not meaningful
(1) Net premiums written: Net premiums written is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Net premiums written are the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Management believes net premiums written are a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net premiums written for an insurance company consists of direct premiums written and reinsurance assumed, less reinsurance ceded. Net premiums earned is calculated on a pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired term of insurance policy in force. The difference between net premiums earned and net premiums written is the change in unearned premiums and change in prepaid reinsurance premiums.

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
Direct Premiums Written
Direct premiums written decreased $17.8 million in 2022 as compared to 2021 primarily due to our continued focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business. Direct premiums written decreased $153.8 million in 2021 as compared to 2020 primarily due to our focus on improving profitability through non-renewal of under-performing accounts in our commercial auto line of business and our exit from the personal lines business which began in September 2020.
Assumed Premiums Written

Assumed premiums written increased $59.8 million in 2022 as compared to 2021 due to growth of our assumed book by the addition of new programs and cedant premium growth.
Assumed premiums written increased $96.0 million in 2021 as compared to 2020 due to growth of our assumed book by the addition of new programs and cedant premium growth.

Ceded Premiums Written
Direct premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2022, the ratio of ceded premiums to direct written premiums is nearly the same as it was in 2021, and thus ceded premiums written are only down as a reflection of decreased direct premiums written. For 2021, we ceded 13.8 percent more premiums to reinsurers related to the Fund's at Lloyd's agreement offset by a decrease in written premium for ICAT (International Catastophe), decrease in reinstatement premium paid for catastrophe events, and decreased placement of facultative reinsurance.
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
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas and consider the impacts of climate change and the unpredictability of future trends in adjusting our geographic concentrations in the United States. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as the Gulf Coast and East Coast, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer's underwriting risk under our assumed reinsurance contracts.
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
Catastrophe Losses
In 2022, our pre-tax catastrophe losses were $73.5 million, a decrease of $25.1 million compared to $98.6 million in 2021 and a decrease of $68.5 million as compared to $142.0 million in 2020. In 2022, our catastrophe losses included 45 events. Catastrophe losses in 2022 added 7.7 percentage points to the combined ratio, which is above our historical 10-year average of 7.0 percentage points.
In 2021, our pre-tax catastrophe losses were $98.6 million, a decrease of $43.4 million compared to $142.0 million in 2020 and an increase of $34.2 million as compared to $64.4 million in 2019. In 2021, our catastrophe losses included 58 events. Catastrophe losses in 2021 added 10.2 percentage points to the combined ratio, which was above our historical 10-year average of 7.3 percentage points.
Catastrophe Reinsurance
In 2022, the company entered into a pillared loss occurrence program in addition to the Excess of Loss ("XOL") ceded reinsurance program. Our catastrophe reinsurance retention level was $15.0 million for the XOL ceded reinsurance treaty and $5.0 million for the pillared loss occurrence program. We did not experience any property catastrophe events that produced a reported loss to either program. IBNR on certain catastrophe losses in 2022 have considered these insurance programs.
In 2021 we exceeded our catastrophe reinsurance retention level of $20.0 million with winter storm Uri which caused widespread freezing damages across multiple states in February. Uri was a full retention loss, with losses in excess of our stated reinsurance retention of $20.0 million. Total losses from this storm, including assumed reinsurance, were $28.5 million with $7 million of reinsurance recoveries. In 2021, we also exceeded our catastrophe reinsurance retention level of $20.0 million from further loss development from the April 2020 Midwest hail storm. A majority of the losses occurred in 2020, with the reinsurance retention level reached in 2021.
The majority of the Company's catastrophe reinsurance programs renewed on January 1, 2023, including the XOL treaty, earthquake quota share and pillared occurrence program. During the renewal period in 2022, reinsurance markets hardened and the industry experienced increasing reinsurance pricing and lower reinsurer capacity. The Company was able to renew previous programs and we expect to have an increase in reinsurance costs of one to two percent of the combined ratio, which we anticipate to offset with increases in direct premiums written.
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

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2022:

Name of Reinsurer	A.M. Best	S&P Rating
Everest Reinsurance Company(2)	A+	A+
General Reinsurance Corporation(2)	A++	AA+
Hannover Rueckversicherung AG (1) (2)	A+	AA-
Lloyd's	A	A+
Munich Re(2)	A+	AA-
Odyssey Re(2)	A	A
Partner Re(1)(2)	A+	A+
QBE Reinsurance Corporation(1)	A	A+
R&V Versicherung AG(2)	N/A	A+
Renaissance Re	A+	A+
SCOR Reinsurance Company(1)(2)	A+	A+
Toa Re(1)	A	A
Tokio Marine Kiln	A++	A+
Transatlantic Re(1)	A+	AA+
(1)Primary reinsurers participating in the property and casualty excess of loss programs.
(2)Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.
Terrorism Coverage
The Terrorism Risk Insurance Program Reauthorization Act of 2019 (TRIPRA) is the fourth reauthorization of the law, which was previously reauthorized in 2005, 2007, and 2015. TRIPRA coverage is effective through December 31, 2027 and preserves the current industry loss trigger of $200 million per year, and gradually increased the industry-wide retention to $37.5 billion per year. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners' multiple peril insurance. Under TRIPRA, each insurer has a deductible amount, which is 20.0 percent of the prior year's direct commercial lines earned premiums for the applicable lines of business, and retention of 15.0 percent above the deductible. No insurer that has met its deductible shall be liable for the payment of any portion of that amount that exceeds the annual aggregate loss cap specified in TRIPRA. TRIPRA provides marketplace stability. As a result, coverage for terrorist events in both the insurance and reinsurance markets is often available. The amount of aggregate losses necessary for an act of terrorism to be certified by the U.S. Secretary of the Treasury, the Secretary of State and the Attorney General was $200.0 million for 2022 and remains the same for 2023. Our TRIPRA deductible was $132.6 million for 2022 and our TRIPRA deductible is expected to be $124.8 million for 2023. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2022 Results
In 2022, our losses and loss settlement expenses were 2.3 percent lower than 2021 and our net loss ratio decreased 0.7 points. The primary driver for the decline is a reduction of loss and loss settlement expenses of $27.0 million in personal lines related to our exit of that business. This was offset by an increase in reinsurance assumed related to our growth in that business from the prior year. Our commercial lines were down slightly and will be discussed in more detail in Net Loss Ratios by Line. In 2022, catastrophe losses were $73.5 million in both our direct business and assumed reinsurance business as compared to $98.6 million in 2021.

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

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available. This approach tends to produce, on average, conservative case reserves, which we expect to result in some level of favorable development over the course of settlement.

2022 Development

The property and casualty insurance business experienced $12.9 million of unfavorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2022. The two lines that contributed to the majority of the unfavorable development were commercial other liability with $47.8 million and commercial fire and allied with $24.8 million unfavorable development. This was offset partially by favorable development on commercial automobile which contributed $56.7 million. The unfavorable development in commercial other liability and commercial fire and allied was due to paid loss and loss adjustment expense (“LAE”) which was greater than reductions in reserves for unpaid loss and LAE. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. Reductions in reserves for IBNR claims also contributed favorable development.

2021 Development

The property and casualty insurance business experienced $48.9 million of favorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2021. Two lines contributed the majority of favorable development with the largest contribution coming from commercial automobile which had $43.3 million favorable development, followed by workers' compensation which had $10.9 million favorable development. All other individual lines, with the exception of commercial other liability, experienced favorable development. Commercial other liability experienced $20.7 million of unfavorable development. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. The favorable development for workers’ compensation was from both loss and LAE and for loss the reductions in reserves for reported claims were more than sufficient to offset paid loss; reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments. Commercial other liability experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss; LAE developed favorably and partially offset the unfavorable loss development.

2020 Development

The property and casualty insurance business experienced $17.7 million of favorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2020. Four lines contributed the majority of favorable development with the largest contribution coming from workers' compensation which had $25.4 million favorable development followed by commercial fire and allied lines which had $10.7 million favorable development. The two other lines which experienced favorable development were fidelity and surety with $2.1 million favorable development and personal automobile with $1.9 million favorable development. The favorable development for workers’ compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss; LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss; LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines with the largest contribution coming from commercial liability which experienced $12.8 million unfavorable development. The two other lines which experienced unfavorable development were reinsurance assumed with $6.4 million unfavorable development and commercial automobile with $4.0 million unfavorable development. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss; LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for the reinsurance assumed line of business was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid loss adjustment expense. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts. The lines of business not mentioned individually above contributed an additional combined total of $0.8 million of favorable development.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business.

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2022, 2021 and 2020:

Years ended December 31,	2022			2021			2020
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	302,446	$231,587	76.6%	$299,961	$184,794	61.6%	$316,098	$200,280	63.4%
Fire and allied lines	232,156	204,278	88.0	238,881	177,136	74.2	245,454	228,305	93.0
Automobile	208,398	114,296	54.8	248,135	181,119	73.0	296,444	290,891	98.1
Workers' compensation	56,015	27,545	49.2	61,690	43,790	71.0	75,953	29,463	38.8
Fidelity and surety	37,975	6,790	17.9	30,989	2,913	9.4	28,001	707	2.5
Other	1,081	821	75.9	1,313	251	19.1	1,530	261	17.1
Total commercial lines	838,071	$585,317	69.8%	$880,969	$590,003	67.0%	$963,480	$749,907	77.8%

Personal lines
Fire and allied lines	$4,957	$2,959	59.7%	$14,604	$20,215	138.4%	$32,061	$66,815	208.4%
Automobile	1	(3,123)	NM	7,144	5,784	81.0	27,976	21,535	77.0
Other	50	(1,009)	NM	361	(216)	NM	1,148	3,741	325.9
Total personal lines	$5,008	$(1,173)	(23.4)%	$22,109	$25,783	116.6%	$61,185	$92,091	150.5%
Reinsurance assumed	$108,462	$53,157	49.0%	$59,745	$36,369	60.9%	$30,417	$27,469	90.3%
Total	$951,541	$637,301	67.0%	$962,823	$652,155	67.7%	$1,055,082	$869,467	82.4%

Commercial Lines
The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 69.8 percent in 2022 compared to 67.0 percent in 2021 and 77.8 percent in 2020. The net loss dollars for 2022 compared to 2021 are lower by 0.8 percent but the loss ratio increased due to the contraction of premiums in 2022. The net loss ratio in 2021 decreased compared to 2020 primarily due to comparatively lower catastrophe losses and a decrease in frequency and severity of commercial auto liability losses.
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

The net loss ratio deteriorated 15.0 percentage points in 2022 compared to 2021. The increase in the loss ratio is related to an increase in severity. During 2022, a combination of deeper analytical insights and emerging claim experience has increased our view of potential exposure within this line which has led to reserve strengthening.
Construction Defect Losses
At December 31, 2022, we had $103.8 million in construction defect loss and loss settlement expense reserves (excluding IBNR reserves which are calculated at the overall other liability commercial line), which consisted of 5,338 claims. In comparison, at December 31, 2021, we had reserves of $86.8 million, excluding IBNR reserves, consisting of 4,496 claims. Our West Coast region continues to be the origin of the majority of the construction defect claim activity.
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

We have exposure to construction defect liabilities in Texas, Colorado and surrounding states. We have historically insured small- to medium-sized contractors in this geographic area. In an effort to limit the number of future claims from multi-unit buildings, we implemented policy exclusions in 2009, later revised in 2010, that exclude liability coverage for contractors performing "residential structural" operations on any building project with more than 12 units or on single family homes in any subdivision where the contractor is working on more than 15 homes. The exclusions do not apply to remodeling or repair of an existing structure. We also changed our underwriting guidelines to add a professional liability exclusion when contractors prepare their own design work or blueprints and implemented the multi-family exclusion and tract home building limitation form for the state of Colorado and our other western states as a means to reduce our exposure in future years. When offering commercial umbrella coverage for structural residential contractors, limits of liability are typically limited to a maximum of $2.0 million per occurrence. Requests to provide additional insured status for "developers" are declined.

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

The net loss ratio deteriorated 13.8 percentage points in 2022 compared to 2021. The deterioration in 2022 is related to an increase in severity of non-catastrophe claims.

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

The net loss ratio improved 18.2 percentage points in 2022 compared to 2021. The improvement is attributable to a decrease in frequency and severity of commercial auto losses, which is the direct result of our continued focus to increase the quality of our commercial auto book of business through non renewing underperforming accounts and rate increases.
Workers' Compensation

We consider our workers' compensation business to be a companion product; we rarely write stand-alone workers' compensation policies. Our workers' compensation insurance covers primarily small- to mid-size accounts. The net loss ratio improved 21.8 percentage points in 2022 compared to 2021. This line experienced improvement with lower frequency of losses, a decline in severity and favorable prior accident year reserve development.
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

The net loss ratio deteriorated 8.5 percentage points in 2022 compared to 2021. This line continues to perform well with a low loss ratio of 17.9 percent as we expand this book of business. The deterioration is due to an increase in severity of losses in 2022 as compared to 2021.
Personal Lines
Our personal lines consist primarily of fire and allied lines (including homeowners) and automobile lines. The negative loss ratio is due to reserves developing favorably after our independent insurance agents transferred their personal lines policies to Nationwide Mutual Insurance Company.
Assumed Reinsurance

Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to insurance companies. We only reinsure companies with attractive expected profitability, relevant materiality, and strong reputation. Our reinsurance business focuses on long-term relationships.

Net earned premium grew to $108.5 million in 2022 compared to $59.7 million in 2021. The net loss ratio improved 11.9 percentage points in 2022 compared to 2021. Results benefited from hardened reinsurance rates, as well as our disciplined approach to underwriting.

Underwriting Expense Ratio
Our underwriting expense ratio, which is a percentage of amortization of deferred policy acquisition costs and other underwriting expenses over net premiums earned, was 34.4 percent, 32.6 percent and 33.5 percent for 2022, 2021, and 2020, respectively. The increase in expense ratio in 2022 as compared to 2021 was primarily driven by the non-recurring benefit in 2021 resulting from the change in design of our employee post-retirement benefit plans. The decrease in the expense ratio in 2021 as compared to 2020 was primarily due to the change in the design of our employee post-retirement benefit plans and a decrease in the acceleration of the amortization of our deferred acquisition costs due to improved profitability in our commercial auto line of business.

Federal Income Taxes

We reported a federal income tax benefit on a consolidated basis of $3.0 million or (24.5) percent of pre-tax income in 2022. For 2022, the effective tax rate varied from the statutory federal income tax expense rate at 21.0 percent, due primarily to our portfolio of tax-exempt securities and general business tax credits. In 2021, federal income tax expense on a consolidated basis was $16.2 million or 16.8 percent of pre-tax income and federal income tax benefit on a consolidated basis was $56.8 million or 33.5 percent of pre-tax loss in 2020.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2022 and 2021.
As of December 31, 2022, we had no alternative minimum tax credit carryforwards.
INVESTMENTS
Investment Environment

Following a very successful 2021, most investors experienced a difficult year in 2022. Stock prices plummeted and U.S. bonds suffered their worst selloff ever, the combination of which had a chilling effect on capital markets more broadly. The IPO market endured a year of record low issuance, mergers and acquisition activity was relatively subdued, and most saw the value of their 401(k) account drop significantly.

The S&P 500 fell 19.4% for the year, while the Dow Jones Industrial Average dropped 8.8%. The Nasdaq Composite Index plunged 33.1% as Technology shares felt the adverse effects of higher interest rates and prospects of a slowing economy. All three U.S. indices logged their worst annual performance since 2008. The closing yield on 10-year U.S. Treasuries climbed from 1.512% at the end of 2021 to as high as 4.244% in October before settling at 3.877% at year-end. Most major bond indices were down 15-20% for the year.

There were many factors contributing to the narrative, but at the heart of 2022’s performance was consumer and producer price inflation not seen in over forty years. What was originally believed to be “transitory” pricing pressures turned into a significant challenge for policy makers, which required extraordinary measures in response. Making matters more difficult was Russia’s invasion of Ukraine, which sent energy prices soaring in the first quarter and disrupted food and energy supply chains globally. However, even as oil and gas prices moderated and supply chains came into line, inflation remained stubbornly high. In response, the Federal Reserve initiated its most aggressive interest rate increases since the 1980s. By the end of 2022, policymakers had lifted the Fed Funds rate from 0% to 4.50%, with four consecutive 75 basis point increases from June to November.

Tighter financial conditions led portfolio managers to flee the most popular investments from prior years. In a period of zero interest rates, which was the decade or so following the financial crisis of 2008, it cost very little to invest in growth stocks regardless of whether those companies were profitable. With short-term bonds and other cash-like investments now delivering yields not seen in several years, portfolio managers chose to rotate away from risky investments with uncertain prospects. Commodities were the big winner in 2022, with the Energy Sector of the S&P 500 returning 65.8%. Utilities placed a distant second, delivering 1.41% total return for the year.

Fed officials have been steadfast in saying their work is far from over, but markets are positioning for a more dovish future state. Although wages have been increasing, they are not currently keeping pace with the overall level of inflation. Therefore, the consumer’s true purchasing power is deteriorating, and this is one of the primary issues monetary policy is attempting to cure. Signs the economy is cooling began to appear in the fourth quarter. As we closed-out the year, yields on short- and long-term Treasuries seemed to be pricing for a less restrictive Fed, and not a central bank intent on keeping monetary policy tight for the foreseeable future. The economy and financial markets are set-up for a pivotal year in 2023, with a meaningful lack of clarity on the future path forward for investors. That said, there are reasonable scenarios to consider in the year ahead to both downside risk and upside opportunity.

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
Each of our insurance company subsidiaries develops an appropriate investment strategy that aligns with its business needs and supports United Fire's strategic plan and risk appetite. The portfolio is structured to be in compliance with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.
Investment Portfolio
Our invested assets at December 31, 2022 totaled $1,844.9 million, compared to $2,064.7 million at December 31, 2021, a decrease of $219.8 million. At December 31, 2022, fixed maturity securities and equity securities comprised 84.1 percent and 9.2 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to borrow funds available under our revolving credit facility.
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

The composition of our investment portfolio at December 31, 2022 is presented at carrying value in the following table:

		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,551,336	84.0%
Trading securities		—
Equity securities	169,106	9.2
Mortgage loans	37,898	2.1
Other long-term investments	86,276	4.7
Short-term investments	275	—
Total	$1,844,891	100.0%

At December 31, 2022 and December 31, 2021, our fixed maturities portfolio is classified as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record convertible redeemable preferred debt securities and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2022 and 2021, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at December 31, 2022 and 2021. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2022		December 31, 2021
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$540,485	34.8%	$670,222	39.0%
AA	482,369	31.1	586,426	34.1
A	232,668	15.0	209,076	12.2
Baa/BBB	278,247	17.9	241,547	14.0
Other/Not Rated	17,567	1.1	12,519	0.7
	$1,551,336	100.0%	$1,719,790	100.0%

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

The weighted average effective duration of our portfolio of fixed maturity securities was 4.3 years at December 31, 2022 compared to 3.9 years at December 31, 2021.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale
	Amortized	Fair
December 31, 2022	Cost	Value
Due in one year or less	$35,745	$35,549
Due after one year through five years	461,716	448,758
Due after five years through 10 years	539,189	501,171
Due after 10 years	361,171	335,136
Asset-backed securities	3,932	4,254
Mortgage-backed securities	20,450	17,700
Collateralized mortgage obligations	240,477	208,771
	$1,662,680	$1,551,339

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income decreased 19.4 percent in 2022, compared with the same period of 2021 and was primarily due to the change in the fair value of our investments in limited liability partnerships. The valuation of our investments in limited liability partnerships varies from period to period due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2022:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2022
Beginning balance, January 1, 2022	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	3
Ending balance, December 31, 2022	$3
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed maturity securities at December 31, 2022 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized gains and losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Net Investment Income
In 2022, our investment income, net of investment expenses, decreased $10.8 million to $44.9 million as compared to 2021, primarily due to the change in the fair value of our investments in limited liability partnerships.
In 2021, our investment income, net of investment expenses, increased $16.1 million to $55.8 million as compared to 2020, primarily due to the change in the fair value of our investments in limited liability partnerships.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2022	2021	2020
Investment income from operations:
Interest on fixed maturities	$48,702	$43,224	$46,478
Dividends on equity securities	5,163	5,031	6,368
Income on other long-term investments	—	0	0
Interest	4,742	4,481	1,890
Change in value (1)	(7,930)	9,699	(9,633)
Interest on mortgage loans	1,897	1,995	1,949
Interest on short-term investments	354	18	107
Interest on cash and cash equivalents	740	252	763
Other	780	152	205
Total investment income from operations	$54,448	$64,852	$48,127
Less investment expenses	9,516	9,074	8,457
Net investment income	$44,932	$55,778	$39,670
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2022, 89.4 percent of our gross investment income originated from interest on fixed maturities, compared to 66.7 percent and 96.6 percent in 2021 and 2020, respectively.
The following table details our annualized yield on average invested assets for 2022 , 2021, and 2020, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2022	$1,992,108	$44,932	2.3%
2021	2,141,022	55,778	2.6%
2020	2,169,220	39,670	1.8%

Net Investment Gains and Losses
The following table summarizes the components of our net investment gains or losses:

(In Thousands) Years Ended December 31,	2022	2021	2020
Net investment gains (losses):
Net gains (losses):
Fixed maturities:
Available-for-sale	$(1,397)	$(277)	$1,787
Allowance for credit losses	(3)	5	(5)
Trading securities
Change in fair value	—	—	(3,314)
Sales	—	—	2,950
Equity securities
Available-for-sale
Trading securities
Change in fair value	(12,802)	30,682	(6,875)
Sales	(1,767)	14,444	(26,906)
Mortgage loans	109	5	(4)
Other long-term investments	(267)	2,780	—
Short-term investments	—	—	—
Other-than-temporary-impairment charges:
Fixed maturities	—	—	—
Equity securities	—	—	—
Cash equivalents	—	—	—
Real Estate	235	(256)	$(28)
Total net investment gains (losses)	$(15,892)	$47,383	$(32,395)
Net Unrealized Investment Gains and Losses
As of December 31, 2022, net unrealized investment losses, after tax, totaled $88.4 million compared to unrealized gains of $49.8 million and unrealized gains of $83.1 million as of December 31, 2021 and 2020, respectively. The net unrealized investment losses in 2022 was primarily the result of a change in the value of the fixed maturity portfolio due to higher interest rates during 2022.
The decrease in net unrealized investment gains in 2021 was primarily the result of a decrease in fixed maturity securities held and a change in the value of the fixed maturity portfolio due to higher interest rates during 2021. The increase in net unrealized investment gains in 2020 was primarily the result of an increase in the value of the fixed maturity portfolio due to lower interest rates during 2020.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2022	2021	2020
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$(174,858)	$(42,159)	$45,305
Income tax effect	36,720	8,858	(9,514)
Total change in net unrealized investment gains (losses), net of tax	$(138,138)	$(33,301)	$35,791

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
Interest Rate Risk

Interest rate risk is the price sensitivity of a fixed income maturity security or portfolio of securities to changes in level of interest rates. Generally, there is an inverse relationship between changes in interest rates and changes in the price of a fixed income/maturity security. Plainly stated, if interest rates go up (down), bond prices go down (up). A vast majority of our holdings are fixed income maturity and other interest rate sensitive securities that will decrease (increase) in value as interest rates increase (decrease). While it is generally our intent to hold our investments in fixed maturity securities to maturity or recovery, we have classified a majority of our fixed maturity portfolio as available-for-sale. Available-for-sale fixed income maturity securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains or losses reported net of tax in Accumulated Other Comprehensive Income. A change in the prevailing interest rates generally translates into a change in the fair value of our fixed income/maturity securities, and by extension, our overall book value.
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
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2022. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2022	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$15,419	$15,041	$14,675	$14,320	$13,976
U.S. government agency	92,883	89,103	84,406	79,261	74,123
States, municipalities and political subdivisions
General obligations:
Midwest	62,705	61,957	61,113	59,630	57,536
Northeast	15,891	15,685	15,463	15,130	14,637
South	67,346	65,756	63,981	61,618	58,810
West	90,435	88,570	86,545	83,887	80,424
Special revenue:
Midwest	108,418	105,531	102,266	97,596	91,568
Northeast	57,837	56,113	54,220	51,762	48,699
South	193,546	187,618	180,857	171,973	161,370
West	119,774	116,267	112,212	106,680	100,007
Foreign bonds	35,317	33,418	31,649	30,003	28,473
Public utilities	139,541	132,238	125,411	119,036	113,092
Corporate bonds
Energy	36,141	34,640	33,209	31,845	30,551
Industrials	59,018	55,792	52,842	50,141	47,667
Consumer goods and services	101,099	95,282	89,941	85,031	80,515
Health care	32,286	29,812	27,592	25,597	23,802
Technology, media and telecommunications	66,701	63,160	59,940	56,998	54,301
Financial services	134,083	129,141	124,292	119,588	115,087
Mortgage backed securities	19,212	18,516	17,700	16,853	16,056
Collateralized mortgage obligations
Government national mortgage association	93,704	89,286	84,548	79,822	75,352
Federal home loan mortgage corporation	86,861	83,050	78,838	74,554	70,501
Federal national mortgage association	48,775	47,231	45,386	43,451	41,550
Asset-backed securities	5,283	4,690	4,253	3,927	3,677
Total Available-For-Sale Fixed Maturities	$1,682,275	$1,617,897	$1,551,339	$1,478,703	$1,401,774
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

Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2022:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$186,017	$169,106	$152,195
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our financial results. Foreign currency exchange rate risk can occur as a result of investment holdings in foreign currency, settlement of amounts due to or from foreign reinsurers or our participation in FAL. We consider this risk to be immaterial to our operations.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. Given the vast majority of our holdings are fixed income maturity securities, we view credit risk as our primary investment risk. Our internal Investment Department has developed and maintains a rigorous underwriting process to analyze and measure the expected frequency and severity of loss (i.e., credit quality) for government, agency, municipal, structured security, and corporate bond issuers. The objective is to maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and conservative investment style, and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 98.7 percent and 99.6 percent were rated "A" or above, and 95.2 percent and 96.0 percent were rated "AA" or above at December 31, 2022 and 2021, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $7.7 million or 29.1 percent of our insured municipal securities at December 31, 2022, as compared to $9.4 million or 29.8 percent at December 31, 2021. Our five largest indirect exposures to financial guarantors accounted for $28.7 million and $35.6 million of our municipal securities at December 31, 2022 and 2021, respectively.

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

The following table displays a summary of cash sources and uses in 2022, 2021 and 2020:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2022	2021	2020
Cash provided by (used in)
Operating activities	$(1,251)	$29,917	$41,435
Investing activities	(19,171)	31,731	(92,871)
Financing activities	(15,032)	(17,492)	18,662
Net increase (decrease) in cash and cash equivalents	$(35,454)	$44,156	$(32,774)

Our cash flows were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2022, 2021 and 2020 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed. See Part II, Item 8, Note 13 "Debt" for more information.
Operating Activities
Net cash flows used in operating activities totaled $1.3 million in 2022, and provided by operating activities totaled $29.9 million and $41.4 million in 2021 and 2020, respectively. Our cash flows from operating activities were sufficient to meet our liquidity needs for 2022, 2021 and 2020.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.5 billion, or 32.16% of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2022, our cash and cash equivalents included $31.3 million related to these money market accounts, compared to $43.4 million at December 31, 2021.
Net cash flows used in investing activities totaled $19.2 million in 2022 and net cash flows provided by investing activities totaled $31.7 million in 2021. Net cash flows used in investing activities totaled $92.9 million in 2020. In 2022, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $280.4 million compared to $451.1 million and $376.2 million for the same period in 2021 and 2020, respectively.
Our cash outflows for investment purchases totaled $297.5 million in 2022, compared to $405.4 million and $450.2 million for the same period in 2021 and 2020, respectively.

Financing Activities
Net cash flows used in financing activities totaled $15.0 million in 2022 and $17.5 million in 2021. Net cash flow provided by financing activities totaled $18.7 million in 2020. The net cash flows used in financing activities in 2022 is primarily the payment of cash dividends of $15.0 million. The net cash flows used in financing activities in 2021 is primarily the payment of cash dividends of $15.1 million and share repurchases of $2.0 million. The net cash flows provided by financing activities in 2020 is primarily from borrowings of long term debt of $50.0 million offset by the payment of cash dividends of $28.5 million.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2022. Time periods of less than one year are considered short-term cash obligations and time periods greater than one year are considered long-term cash obligations.

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,497,274	$515,326	$544,605	$199,556	$237,787
Long term debt	107,378	3,188	6,376	6,376	91,438
Operating leases	28,353	8,452	13,445	6,456	—
Profit-sharing commissions	13,701	13,701	—	—	—
Total	$1,646,706	$540,667	$564,426	$212,388	$329,225
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

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an “Interest Payment Date”). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. Interest expense totaled $3,188 for the year ended December 31, 2022. Payment of interest is subject to approval by the Iowa Insurance Division.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 12 "Lease Commitments."

Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2022, property and casualty agencies expect to receive profit-sharing payments of $13.7 million in 2023.
Commitments for Capital Expenditures
Dividends
Dividends paid to shareholders totaled $15.9 million, $15.1 million and $28.5 million in 2022, 2021 and 2020, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2022, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $70.4 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2022, 2021 and 2020, pursuant to authorization by our Board of Directors, we repurchased 0, 67,651, and 70,467 shares of our common stock, respectively, which used cash totaling $0.0 million in 2022, $2.0 million in 2021 and $2.7 million in 2020. The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. At December 31, 2022, we were authorized to purchase an additional 1,719,326 shares of our common stock.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 13 "Debt" contained in Part II, Item 8. As of December 31, 2022, we were in compliance with all financial covenants of the Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent (the "Administrative Agent"), issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders").

Stockholders' Equity
Stockholders' equity decreased 15.8 percent to $740.1 million at December 31, 2022, from $879.1 million at December 31, 2021. The decrease is primarily attributed to a decrease in net unrealized value from our fixed maturity securities, net of tax, of $138.1 million, stockholder dividends of $15.9 million, and offset by net income of $15.0 million. As of December 31, 2022, the book value per share of our common stock was $29.36, compared to $35.05 at December 31, 2021.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2022, all of our insurance companies had capital well in excess of required levels.
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $40.1 million at December 31, 2022.
In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60-day minimum notice, with four possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2022 was $25,187 and there are no remaining capital contributions with this investment.
These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $86.3 million, or 4.7 percent of our total invested assets, at December 31, 2022.

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
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2022 and 2021, our DAC asset was $104.2 million and $91.4 million, respectively.
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
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2022, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2022:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$—	$—	$889	$5,699	$13,801
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2022 was $0.9 million compared to the premium deficiency charge of $2.9 million calculated for the same period of 2021.
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1,497.3 million and $1,514.3 million at December 31, 2022 and 2021, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $146.9 million for 2022 and $112.9 million for 2021. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2022, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$91,386	$44,211	$20,773	$156,370
Other liability	363,143	221,303	173,082	757,528
Automobile	245,140	35,021	32,233	312,394
Workers' compensation	113,652	8,765	16,497	138,914
Fidelity and surety	10,036	853	392	11,281
Miscellaneous	1,225	540	210	1,975
Total commercial lines	$824,582	$310,693	$243,187	$1,378,462
Personal lines
Automobile	$4,104	$22	$415	$4,541
Fire and allied lines	4,699	1,488	604	6,791
Miscellaneous	76	415	96	587
Total personal lines	$8,879	$1,925	$1,115	$11,919
Reinsurance assumed	45,518	60,787	588	106,893
Total	$878,979	$373,405	$244,890	$1,497,274
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
Incurred But Not Reported Reserves

On a quarterly basis, the Company's actuarial staff and consultants perform a detailed analysis of IBNR reserves. This analysis uses various loss projection methods to provide several estimates of ultimate loss (or LAE) for each individual year and line of business. The loss projection methods include paid loss development; reported loss development; expected loss emergence based on paid losses; and expected loss emergence based on reported losses. The two methods utilized by our actuarial team to project loss settlement expenses are paid expenses development and development of the ratio of paid expense versus paid loss. Results of the projection methods are compared and a point estimate of ultimate loss (or LAE) is established for each individual year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and year. Results of these methods are usually averaged together to provide a final point estimate. Given that there are several inputs depending on the line of business, the methods may be averaged and modified based on changes known to management or trends in the market. IBNR estimates are derived by subtracting reported loss from the final point estimate loss.

Senior management meets with our actuarial team and controller quarterly to review the adequacy of carried IBNR reserves based on results from this actuarial analysis and makes adjustments for changes in business and other factors not completely captured by the data within the actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analysis.

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

There are three distinct types of reserves ceded to reinsurers: (1) reported claim reserves, (2) loss IBNR, and (3) LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded loss IBNR originates from our boiler and machinery business which is 100 percent reinsured. For this business ceded loss IBNR is equal to direct loss IBNR. Boiler and machinery business is included in our commercial fire and allied line of business. We will cede some LAE expenses when we cede loss. Our ceded LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention was $2.0 million for 2012 through 2015, increased to $2.5 million from 2016 through 2021, and increased again to $3.0 million beginning in 2022.
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
As an example, if our loss and loss settlement expense reserves of $1,497.3 million as of December 31, 2022, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $149.7 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our reserving philosophy, coupled with what we believe to be aggressive and successful claims management and loss settlement practices, has resulted in year-to-year redundancies in reserves. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2022:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$39,399	$78,797

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables such as claim frequency and severity. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2022. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$16,299	$32,598

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,364	$4,729
In 2022, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2022 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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

Our reserve for other liability claims at December 31, 2022 was $757.5 million and consisted of 4,860 claims, compared with $671.0 million, consisting of 5,113 claims at December 31, 2021. Of the $757.5 million total reserve for other liability claims, $117.0 million is identified as defense costs and $56.1 million is identified as general overhead required in the settlement of claims.
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
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2022 and 2021, we had $1.9 million and $2.5 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
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
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create imprecision in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been steadily increasing over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2022 was $138.9 million and consisted of 1,414 claims, compared with $167.1 million, consisting of 2,028 claims, at December 31, 2021.

Reserve Development

The following reserve development section should be read in conjunction with the "Results of Operations for the Years Ended December 31, 2022, 2021 and 2020" section of this Item 7.

In 2022, we recognized an unfavorable development in our net reserves for prior accident years totaling $12.9 million and favorable $48.9 million and $17.7 million in 2021 and 2020, respectively.
Unfavorable development in 2022 was driven by leveraging deeper data insights and emerging claim experience on longer tailed lines where the most uncertainty in the reserving process exists. Our actions were focused on other liability lines, including excess umbrella business and construction defect, where increased loss exposure in these longer tailed businesses are also subject to social and economic inflation. This was offset by continued favorable development in commercial auto which has seen consistent releases over the past two years.
Other factors contributing to our development include: establishing reserves at their ultimate expected loss amount as soon as practicable after information becomes available, which produces, on average, conservative case reserves; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs; case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Results of Operations for the Years Ended December 31, 2022, 2021 and 2020" section in this Item 7.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(75,753)	$(37,876)	$37,876	$75,753
Workers' compensation	(13,891)	(6,946)	6,946	13,891
Automobile	(31,694)	(15,847)	15,847	31,694

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(14,195)	$(8,517)	$8,517	$14,195
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves that are established by management. During 2022 and 2021, we engaged the services of Regnier as our independent actuarial firm for the property and casualty insurance business. We anticipate that this engagement will continue in 2023.

It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our reserves for losses and loss settlement expenses, net of reinsurance recoverables, as of December 31, 2022 and 2021 were $1,350.4 million and $1,401.4 million, respectively. In 2022 and 2021, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the benefit obligation at December 31, 2022 by $28.2 million while a 100 basis point increase in the rate would decrease the benefit obligation $22.9 million.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2022 by $2.2 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.2 million, for the same period.
The post-retirement benefit obligation is $0 at December 31, 2022 due to the plan closure at the end of 2022.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2022 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2022	2021

Assets
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,662,680 in 2022 and $1,656,797 in 2021; allowance for credit losses $3 in 2022 and $0 in 2021)	$1,551,336	$1,719,790
Equity securities, at fair value (cost $75,292 in 2022 and $84,605 in 2021)	169,106	213,401
Mortgage loans	37,947	47,201
Less: allowance for mortgage loan losses	49	71
Mortgage loans, net	37,898	47,130
Other long-term investments	86,276	84,090
Short-term investments	275	275
	1,844,891	2,064,686
Cash and cash equivalents	96,650	132,104
Accrued investment income	14,480	13,396
Premiums receivable (net of allowance for doubtful accounts of $1,575 in 2022 and $781 in 2021)	365,729	316,771
Deferred policy acquisition costs	104,225	91,446
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $59,566 in 2022 and $60,142 in 2021)	133,113	137,702
Reinsurance receivables and recoverables (net of allowance for credit losses of $82 in 2022 and $102 in 2021)	170,953	127,815
Prepaid reinsurance premiums	11,300	9,328
Goodwill and net intangible assets	5,324	6,034
Deferred Tax Asset, net	15,531	—
Income taxes receivable	31,418	32,378
Other assets	88,672	81,061
Total assets	$2,882,286	$3,012,721
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,497,274	$1,514,265
Unearned premiums	474,388	439,733
Accrued expenses and other liabilities	120,510	102,849
Deferred tax liability, net	—	26,753
Long term debt	50,000	50,000
Total liabilities	$2,142,172	$2,133,600
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,210,541 and 25,082,104 shares issued and outstanding in 2022 and 2021, respectively	$25	$25
Additional paid-in capital	207,030	203,375
Retained earnings	620,555	621,384
Accumulated other comprehensive income (loss), net of tax	(87,496)	54,337
Total stockholders' equity	$740,114	$879,121
Total liabilities and stockholders' equity	$2,882,286	$3,012,721
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2022	2021	2020

Revenues
Net premiums earned	$951,541	$962,823	$1,055,082
Investment income, net of investment expenses	44,932	55,778	39,670
Net investment gains (losses) (includes reclassifications for net unrealized gains (losses) on available-for-sale securities of $(1,323)in 2022; $2,256 in 2021; and $1,750 in 2020 previously included in accumulated other comprehensive income)	(15,892)	47,383	(32,395)
Other income (loss)	(295)	207	6,270
Total revenues	$980,286	$1,066,191	$1,068,627

Benefits, losses and expenses
Losses and loss settlement expenses	$637,301	$652,155	$869,467
Amortization of deferred policy acquisition costs	213,075	203,432	210,252
Other underwriting expenses (includes reclassifications for employee benefit costs of $(3,601) in 2022; $(6,603) in 2021; and $(4,289) in 2020 previously included in accumulated other comprehensive income)	114,645	110,574	143,332
Goodwill impairment	—	—	15,091
Interest Expense	3,188	3,187	—
Total benefits, losses and expenses	$968,209	$969,348	$1,238,142

Income (loss) before income taxes	$12,077	$96,843	$(169,515)
Federal income tax expense (benefit) (includes reclassifications of $1,034 in 2022; $913 in 2021 and $534 in 2020 previously included in accumulated other comprehensive income)	(2,954)	16,249	(56,809)
Net income (loss)	$15,031	$80,594	$(112,706)

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(176,181)	$(39,901)	$47,054
Change in liability for underfunded employee benefit plans	(8,278)	19,633	18,456
Other comprehensive income (loss), before tax and reclassification adjustments	(184,459)	(20,268)	65,510
Income tax effect	38,736	4,260	(13,757)
Other comprehensive income (loss), after tax, before reclassification adjustments	(145,723)	(16,008)	51,753
Reclassification adjustment for net (gains) losses included in income	1,323	(2,256)	(1,750)
Reclassification adjustment for employee benefit costs included in expense	3,601	6,603	4,289
Total reclassification adjustments, before tax	4,924	4,347	2,539
Income tax effect	(1,034)	(913)	(534)
Total reclassification adjustments, after tax	3,890	3,434	2,005
Comprehensive income (loss)	$(126,802)	$68,020	$(58,948)

Earnings (loss) per common share:
Basic	$0.60	$3.21	$(4.50)
Diluted	0.59	3.16	(4.50)

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2020	25,015,963	$25	$200,179	$697,116	$13,152	$910,472
Net loss	—	—	—	(112,706)	—	(112,706)
Shares repurchased	(70,467)	—	(2,741)	—	—	(2,741)
Stock based compensation	109,983	—	(71)	—	—	(71)
Dividends on common stock ($1.14 per share)	—	—	—	(28,526)	—	(28,526)
Change in net unrealized investment appreciation(1)	—	—	—	—	35,791	35,791
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	17,968	17,968
Cumulative effect of change in accounting principle	—	—	—	(30)	—	(30)
Compensation expense and related tax benefit for stock-based award grants			4,992			4,992
Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income	—	$—	$—	$80,594	$—	$80,594
Shares repurchased	(67,651)	—	(2,007)	—	—	(2,007)
Stock based compensation	94,276	—	3,023	—	—	3,023
Dividends on common stock ($0.60 per share)	—	—	0	(15,064)	—	(15,064)
Change in net unrealized investment appreciation(1)	—	—	—	—	(33,301)	(33,301)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	20,727	20,727
Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	$—	$—	$15,031	$—	$15,031
Stock based compensation	128,437	—	3,655	—	—	3,655
Dividends on common stock ($0.63 per share)	—	—	—	(15,860)	—	(15,860)
Change in net unrealized investment appreciation(1)	—	—	—	—	(138,138)	(138,138)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(3,695)	(3,695)
Balance, December 31, 2022	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$15,031	$80,594	$(112,706)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	9,000	13,597	10,444
Depreciation and amortization	7,670	6,570	6,656
Goodwill impairment	—	—	15,091
Stock-based compensation expense	2,826	3,444	4,992
Net investment (gains) losses	15,622	(47,383)	32,395
Net cash flows from trading investments	29,725	38,411	72,753
Deferred income tax benefit	(3,930)	5,632	(17,468)
Changes in:
Accrued investment income	(1,084)	1,219	567
Premiums receivable	(48,958)	521	40,340
Deferred policy acquisition costs	(12,779)	(4,352)	7,198
Reinsurance receivables	(43,138)	32,725	(88,171)
Prepaid reinsurance premiums	(1,972)	3,637	(3,415)
Income taxes receivable	960	33,816	(47,004)
Other assets	(8,136)	(43,865)	(7,291)
Losses, claims and loss settlement expenses	(16,991)	(63,866)	156,377
Unearned premiums	34,655	(25,112)	(40,317)
Accrued expenses and other liabilities	12,972	2,430	(6,129)
Deferred income taxes	(652)	(464)	7,521
Other, net	7,928	(7,637)	9,602
Cash from operating activities	(16,282)	(50,677)	154,141
Net cash provided by (used in) operating activities	$(1,251)	$29,917	$41,435
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$83,559	$180,514	$50,744
Proceeds from call and maturity of available-for-sale investments	184,210	264,237	318,981
Proceeds from short-term and other investments	12,648	6,387	6,494
Purchase of available-for-sale investments	(284,054)	(395,787)	(438,035)
Purchase of mortgage loans	(103)	—	(5,564)
Purchase of short-term and other investments	(13,294)	(9,644)	(6,629)
Net purchases and sales of property and equipment	(2,137)	(13,976)	(18,862)
Net cash provided by (used in) investing activities	$(19,171)	$31,731	$(92,871)
Cash Flows From Financing Activities
Borrowings of long-term debt	$—	$—	$50,000
Payment of cash dividends	(15,860)	(15,064)	(28,526)
Repurchase of common stock	—	(2,007)	(2,741)
Issuance of common stock	828	(421)	(71)
Net cash provided by (used in) financing activities	$(15,032)	$(17,492)	$18,662
Net Change in Cash and Cash Equivalents	$(35,454)	$44,156	$(32,774)
Cash and Cash Equivalents at Beginning of Year	132,104	87,948	120,722
Cash and Cash Equivalents at End of Year	$96,650	$132,104	$87,948

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$21,548	$5,360	$138
Interest paid	$3,188	$3,187	$—
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
Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"), which differ in some respects from those followed in preparing our statutory reports to insurance regulatory authorities. Our stand-alone and consolidated subsidiary financial statements submitted to insurance regulatory authorities are presented on the basis of accounting practices prescribed or permitted by the insurance departments of the states in which we are domiciled ("statutory accounting principles").

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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2022 to be ordinary, routine and incidental to our business.
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
Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's") through McIntyre Cedar Corporate Member LLP. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988 and Syndicate 1699. At December 31, 2022, the Company's FAL investments were comprised of cash of $23,661 on deposit with Lloyd's in order to satisfy these FAL requirements.
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
Included in investments at December 31, 2022 and 2021, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $92,932 and $26,196 respectively.
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

Property and Casualty Insurance	2022	2021	2020
Recorded asset at beginning of year	$91,446	$87,094	$94,292
Underwriting costs deferred	225,854	207,784	203,054
Amortization of deferred policy acquisition costs	(213,075)	(203,432)	(210,252)
Recorded asset at end of year	$104,225	$91,446	$87,094

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

	2022	2021
Real estate:
Land	$80,346	$87,886
Buildings	1,202	2,974
Furniture and fixtures	4,818	6,096
Internally developed software	44,303	37,704
Other computer equipment and software	2,444	3,042
Total property and equipment	$133,113	$137,702
Expenditures for maintenance and repairs on property and equipment are generally expensed as incurred. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value.
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment and software	Three years
Furniture and fixtures	Seven years
Internally developed software	Ten years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven years to thirty-nine years
Depreciation expense totaled $6,961, $5,861 and $5,947 for 2022, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets
Goodwill assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. All of our goodwill assets are related to the acquisition of Mercer Insurance Group, Inc. on March 28, 2011. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020, based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather-related catastrophes; (ii) recent elevated commercial auto loss ratios and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from 2 years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2022, 2021 and 2020 we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2022, 2021 and 2020. Amortization expense totaled $709, $709 and $709 in 2022, 2021 and 2020, respectively.

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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2022, interest totaled $3,188 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2022, 2021, and 2020 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2022 and 2021.
In 2022, 2021, and 2020, we made cash payments for income taxes of $21,548, $5,360 and $138, respectively. In 2022 and 2021, we received federal tax refunds of $20,789 and $28,083, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. In 2020, we did not receive a federal tax refund. We made no interest payments in 2022, 2021 and 2020.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at December 31, 2022 was $2.2 million and there are no future funding commitments.
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
For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a recognized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."

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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of December 31, 2022 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of December 31, 2022, the Company had a credit loss allowance for reinsurance receivables of $82.

Rollforward of Credit Loss Allowance for Reinsurance Receivable
As of
December 31, 2022
Beginning balance, January 1, 2022	$102
Recoveries of amounts previously written off, if any	(20)
Ending balance of the allowance for reinsurance receivable, December 31, 2022	$82
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

Recently Issued Accounting Standards

Accounting Standards Adopted in 2021
Defined Benefit Plans - Disclosures
In August 2018, the FASB issued new guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension and postretirement plans. The new guidance removes the requirement for disclosing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit costs in the next year and the sensitivity of postretirement health plans to one-percentage-point changes in medical trend rates. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance modified disclosures but did not have an impact on the Company's financial position and results of operations.
Income Taxes
In December 2019 the FASB issued new guidance which simplifies the accounting for income taxes by removing certain exceptions to income tax accounting. The amendments also improve consistent application of and simplify GAAP for other areas of income tax accounting. The new guidance clarifies and amends existing guidance, including removing certain requirements that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance did not have an impact on the Company’s financial position and results of operations.

Accounting Standards Adopted in 2022

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost (cost for equity securities) to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis as of December 31, 2022 and 2021.

December 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,684	$—	$1,009	$14,675	$—	$14,675
U.S. government agency	94,092	35	9,721	84,406	—	84,406
States, municipalities and political subdivisions
General obligations:
Midwest	61,191	185	263	61,113	—	61,113
Northeast	15,518	18	73	15,463	—	15,463
South	64,851	57	927	63,981	—	63,981
West	87,094	163	712	86,545	—	86,545
Special revenue:
Midwest	103,107	224	1,065	102,266	—	102,266
Northeast	55,292	76	1,148	54,220	—	54,220
South	184,108	278	3,529	180,857	—	180,857
West	113,594	275	1,657	112,212	—	112,212
Foreign bonds	36,129	—	4,480	31,649	—	31,649
Public utilities	138,752	65	13,406	125,411	—	125,411
Corporate bonds
Energy	36,507	—	3,298	33,209	—	33,209
Industrials	58,334	62	5,554	52,842	—	52,842
Consumer goods and services	100,539	—	10,598	89,941	—	89,941
Health care	32,987	24	5,419	27,592	—	27,592
Technology, media and telecommunications	67,193	—	7,253	59,940	—	59,940
Financial services	132,849	851	9,408	124,292	3	124,289
Mortgage-backed securities	20,450	—	2,750	17,700	—	17,700
Collateralized mortgage obligations
Government national mortgage association	97,839	—	13,291	84,548	—	84,548
Federal home loan mortgage corporation	92,366	—	13,528	78,838	—	78,838
Federal national mortgage association	50,272	5	4,891	45,386	—	45,386
Asset-backed securities	3,932	466	145	4,253	—	4,253
Redeemable preferred stocks	—	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,662,680	$2,784	$114,125	$1,551,339	$3	$1,551,336

December 31, 2021
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$42,425	$216	$718	$41,923	$—	$41,923
U.S. government agency	60,074	2,155	562	61,667	—	61,667
States, municipalities and political subdivisions
General obligations:
Midwest	71,863	2,483	—	74,346	—	74,346
Northeast	22,061	701	—	22,762	—	22,762
South	90,171	3,873	—	94,044	—	94,044
West	93,968	5,110	—	99,078	—	99,078
Special revenue:
Midwest	114,997	7,292	—	122,289	—	122,289
Northeast	55,811	3,921	—	59,732	—	59,732
South	201,383	14,365	78	215,670	—	215,670
West	126,521	8,128	—	134,649	—	134,649
Foreign bonds	30,314	789	197	30,906	—	30,906
Public utilities	104,008	3,966	481	107,493	—	107,493
Corporate bonds
Energy	31,011	1,751	81	32,681	—	32,681
Industrials	55,014	2,319	162	57,171	—	57,171
Consumer goods and services	71,543	1,912	611	72,844	—	72,844
Health care	27,351	539	461	27,429	—	27,429
Technology, media and telecommunications	55,405	2,958	866	57,497	—	57,497
Financial services	98,352	4,394	131	102,615	—	102,615
Mortgage-backed securities	25,075	167	229	25,013	—	25,013
Collateralized mortgage obligations
Government national mortgage association	109,968	2,322	1,772	110,518	—	110,518
Federal home loan mortgage corporation	120,911	736	1,658	119,989	—	119,989
Federal national mortgage association	48,246	945	642	48,549	—	48,549
Asset-backed securities	325	600	—	925	—	925
Redeemable preferred stocks	—	—	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,656,797	$71,642	$8,649	$1,719,790	$—	$1,719,790
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2022, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
December 31, 2022	Amortized Cost	Fair Value
Due in one year or less	$35,745	$35,549
Due after one year through five years	461,716	448,758
Due after five years through 10 years	539,189	501,171
Due after 10 years	361,171	335,136
Asset-backed securities	3,932	4,254
Mortgage-backed securities	20,450	17,700
Collateralized mortgage obligations	240,477	208,771
	$1,662,680	$1,551,339
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net investment gains (losses) for 2022, 2021 and 2020, is as follows:

	2022	2021	2020
Net investment gains (losses)
Fixed maturities:
Available-for-sale	$(1,397)	$(277)	$1,787
Allowance for Credit Losses	(3)	5	(5)
Trading securities
Change in fair value	—	—	(3,314)
Sales	—	—	2,950
Equity securities:
Change in fair value	(12,802)	30,682	(6,875)
Sales	(1,767)	14,444	(26,906)
Mortgage loans	109	5	(4)
Other long-term assets	(267)	2,780	—
Real Estate	235	(256)	(28)
Total net investment gains (losses)	$(15,892)	$47,383	$(32,395)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities for 2022, 2021 and 2020, are as follows:

	2022	2021	2020
Proceeds from sales	$83,559	$180,514	$50,744
Gross realized gains	459	843	1,400
Gross realized losses	1,857	1,120	495

Net investment income for the years ended December 31, 2022, 2021 and 2020, is comprised of the following:

Years Ended December 31,	2022	2021	2020
Investment income:
Interest on fixed maturities	$48,702	$43,224	$46,478
Dividends on equity securities	5,163	5,031	6,368
Income on other long-term investments
Investment income	4,742	4,481	1,890
Change in value (1)	(7,930)	9,699	(9,633)
Interest on mortgage loans	1,897	1,995	1,949
Interest on short-term investments	354	18	107
Interest on cash and cash equivalents	740	252	763
Other	780	152	205
Total investment income	$54,448	$64,852	$48,127
Less investment expenses	9,516	9,074	8,457
Net investment income	$44,932	$55,778	$39,670
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $40,148 at December 31, 2022.
In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a 3-year lockup with a 60-day minimum notice, with four possible repurchase dates per year, after the 3-year lockup period is met. The fair value of the investment at December 31, 2022 was $25,187 and there are no remaining capital contributions with this investment.
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2022:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2022
Beginning balance, January 1, 2022	$—
Additions to the allowance for credit losses for which credit losses were not previously recorded	3
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, December 31, 2022	$3

Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2022, 2021 and 2020, is as follows:

	2022	2021	2020
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$(174,858)	$(42,159)	$45,305
Income tax effect	36,720	8,858	(9,514)
Total change in net unrealized investment appreciation (depreciation), net of tax	$(138,138)	$(33,301)	$35,791
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2022 and 2021. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2022	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$6,656	$212	4	$8,019	$797	$14,675	$1,009
U.S. government agency	24	70,158	5,606	3	11,242	4,115	81,400	9,721
States, municipalities and political subdivisions
General obligations:
Midwest	16	29,089	263	—	—	—	29,089	263
Northeast	4	8,576	73	—	—	—	8,576	73
South	24	48,235	927	—	—	—	48,235	927
West	27	62,652	711	—	—	—	62,652	711
Special revenue:
Midwest	35	67,101	1,065	—	—	—	67,101	1,065
Northeast	14	37,484	1,148	—	—	—	37,484	1,148
South	58	126,388	3,124	1	866	405	127,254	3,529
West	39	83,622	1,658	—	—	—	83,622	1,658
Foreign bonds	9	21,377	1,861	5	10,272	2,619	31,649	4,480
Public utilities	45	101,867	8,737	9	19,979	4,669	121,846	13,406
Corporate bonds
Energy	15	28,612	1,930	1	4,597	1,368	33,209	3,298
Industrials	21	43,639	3,542	4	7,049	2,012	50,688	5,554
Consumer goods and services	28	69,320	4,440	7	20,620	6,157	89,940	10,597
Health care	5	9,829	487	6	15,928	4,933	25,757	5,420
Technology, media and telecommunications	23	49,970	3,279	5	9,970	3,974	59,940	7,253
Financial services	40	101,411	6,997	5	11,236	2,208	112,647	9,205
Mortgage-backed securities	38	7,909	1,056	12	9,791	1,693	17,700	2,749
Collateralized mortgage obligations
Government National Mortgage Association	29	48,898	4,500	12	35,650	8,791	84,548	13,291
Federal Home Loan Mortgage Corporation	21	35,456	5,629	19	43,383	7,900	78,839	13,529
Federal National Mortgage Association	14	24,146	1,281	7	16,674	3,611	40,820	4,892
Asset-backed securities	1	3,452	145	—	—	—	3,452	145
Total Available-for-Sale Fixed Maturities	534	$1,085,847	$58,671	100	$225,276	$55,252	$1,311,123	$113,923

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2022, the cash surrender value of the COLI policies was $10,588, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments from at December 31, 2022 and 2021 is as follows:

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,551,339	$1,551,336	$1,719,790	$1,719,785
Equity securities	169,106	169,106	213,401	213,401
Mortgage loans	35,302	37,898	48,815	47,130
Other long-term investments	86,276	86,276	84,090	84,090
Short-term investments	275	275	275	275
Cash and cash equivalents	96,650	96,650	132,104	132,104
Corporate-owned life insurance	10,588	10,588	10,755	10,755
Liabilities
Long term debt	36,168	50,000	46,047	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The tables include financial instruments at December 31, 2022 and 2021:

		Fair Value Measurements
Description	December 31, 2022	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,675	$—	$14,675	$—
U.S. government agency	84,406	—	84,406	—
States, municipalities and political subdivisions
General obligations
Midwest	61,113	—	61,113	—
Northeast	15,463	—	15,463	—
South	63,981	—	63,981	—
West	86,545	—	86,545	—
Special revenue
Midwest	102,266	—	102,266	—
Northeast	54,220	—	54,220	—
South	180,857	—	180,857	—
West	112,212	—	112,212	—
Foreign bonds	31,649	—	31,649	—
Public utilities	125,411	—	125,411	—
Corporate bonds
Energy	33,209	—	33,209	—
Industrials	52,842	—	52,842	—
Consumer goods and services	89,941	—	89,941	—
Health care	27,592	—	27,592	—
Technology, media and telecommunications	59,940	—	59,940	—
Financial services	124,292	—	118,617	5,675
Mortgage-backed securities	17,700	—	17,700	—
Collateralized mortgage obligations
Government national mortgage association	84,548	—	84,548	—
Federal home loan mortgage corporation	78,838	—	78,838	—
Federal national mortgage association	45,386	—	45,386	—
Asset-backed securities	4,253	—	3,452	801
Redeemable preferred stocks	—	—	—	—
Total Available-for-Sale Fixed Maturities	$1,551,339	$—	$1,544,863	$6,476
EQUITY SECURITIES
Public utilities	14,846	14,846	—	—
Energy	19,743	19,743	—	—
Industrials	27,163	27,163	—	—
Consumer goods and services	43,139	43,139	—	—
Health care	7,981	7,981	—	—
Technology, media and telecommunications	28,213	28,213	—	—

Financial services	28,021	28,021	—	—
Nonredeemable preferred stocks	—	—	—	—
Total Equity Securities	$169,106	$169,106	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$31,289	$31,289	$—	$—
COLI	$10,588	$—	$10,588	$—
Total Assets Measured at Fair Value	$1,762,597	$200,670	$1,555,451	$6,476

		Fair Value Measurements
Description	December 31, 2021	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$41,923	$—	$41,923	$—
U.S. government agency	61,667	—	61,667	—
States, municipalities and political subdivisions
General obligations
Midwest	74,346	—	74,346	—
Northeast	22,762	—	22,762	—
South	94,044	—	94,044	—
West	99,078	—	99,078	—
Special revenue
Midwest	122,289	—	122,289	—
Northeast	59,732	—	59,732	—
South	215,670	—	215,670	—
West	134,649	—	134,649	—
Foreign bonds	30,906	—	30,906	—
Public utilities	107,493	—	107,493	—
Corporate bonds
Energy	32,681	—	32,681	—
Industrials	57,171	—	57,171	—
Consumer goods and services	72,844	—	72,844	—
Health care	27,429	—	27,429	—
Technology, media and telecommunications	57,497	—	57,497	—
Financial services	102,615	—	102,465	150
Mortgage-backed securities	25,013	—	25,013	—
Collateralized mortgage obligations
Government national mortgage association	110,518	—	110,518	—
Federal home loan mortgage corporation	119,989	—	119,989	—
Federal national mortgage association	48,549	—	48,549	—
Asset-backed securities	925	—	—	925
Total Available-for-Sale Fixed Maturities	$1,719,790	$—	$1,718,715	$1,075
Equity securities
Public utilities	$17,940	$17,940	$—	$—
Energy	13,593	13,593	—	—
Industrials	31,400	31,400	—	—
Consumer goods and services	56,233	56,233	—	—
Health care	13,845	13,845	—	—
Financial Services	33,973	33,973	—	—
Technology, media and telecommunications	45,822	45,822	—	—
Nonredeemable preferred stocks	595	—	—	595
Total Equity Securities	$213,401	$212,806	$—	$595

Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$43,351	$43,351	$—	$—
Corporate-Owned Life Insurance	$10,755	$—	$10,755	$—
Total Assets Measured at Fair Value	$1,987,572	$256,432	$1,729,470	$1,670
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at December 31, 2022 and 2021 was reasonable.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers’ valuation processes. The following table provides a quantitative information about our Level 3 securities at December 31, 2022.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	December 31, 2022
Fixed Maturities corporate	$5,675	Discounted cash flow	Discount Rates	3.5% - 7.5%

Fixed Maturities asset-backed securities	801	Discounted cash flow	Probability of default	4% - 6%
During the twelve month period ended December 31, 2022 and 2021, there was one security transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 01/01/2022	$150	$925	$595	$1,670
Realized gains (loss) (1)	—	—	(595)	(595)
Unrealized gains (losses) (1)	—	(124)	—	(124)
Purchases	—	—	—	—
Disposals	(150)	—	—	(150)
Amortization	—	—	—	—
Transfers in	5,675	—	—	5,675
Transfers out	—	—	—	—
Ending Balance - 12/31/2022	$5,675	$801	$—	$6,476
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2021:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 01/01/2021	$250	$926	$595	$1,771
Unrealized gains (losses) (1)	—	(1)	—	(1)
Transfers out	(100)	—	—	(100)
Ending Balance - 12/31/2021	$150	$925	$595	$1,670
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2022 and 2021:

Commercial Mortgage Loans
Loan-to-value	December 31, 2022	December 31, 2021

Less than 65%	$29,231	29,924
65%-75%	8,716	17,277
Total amortized cost	$37,947	$47,201
Valuation allowance	(49)	(71)
Total mortgage loans	$37,898	$47,130

Mortgage Loans by Region
	December 31, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	8.6%	$3,245	6.9%
Southern Atlantic	9,397	24.7	9,578	20.3
East South Central	7,783	20.5	8,028	17.0
New England	6,588	17.4	6,588	14.0
Middle Atlantic	6,139	16.2	14,789	31.3
Mountain	1,992	5.2	2,227	4.7
West North Central	2,803	7.4	2,746	5.8
Total mortgage loans at amortized cost	$37,947	100.0%	$47,201	100.0%

Mortgage Loans by Property Type
	December 31, 2022		December 31, 2021
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,493	22.4%	$16,986	36.0%
Office	11,267	29.7	11,571	24.5
Industrial	10,056	26.5	10,124	21.5
Retail	1,992	5.2	2,227	4.7
Mixed use/Other	6,139	16.2	6,293	13.3
Total mortgage loans at amortized cost	$37,947	100.0%	$47,201	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$102	$5,378	$7,989	$17,890	$31,359
3-4 internal grade	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—
6 internal grade	—	—	—	—	—
7 internal grade	—	—	—	—	—
Total commercial mortgage loans	$102	$5,378	$7,989	$24,478	$37,947
Current-period write-offs	—	—	—	—	—
Current-period recoveries	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $133. As of December 31, 2022, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of December 31, 2022, the Company had an allowance for mortgage loan losses of $49, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
December 31, 2022
Beginning balance, January 1, 2022	$71
Recoveries of amounts previously written off, if any	(22)
Ending balance of the allowance for mortgage loan losses, December 31, 2022	$49

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
We account for premiums, written and earned, and losses and loss settlement expenses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2022 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $24,160 and $15,016 at December 31, 2022 and 2021, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31	2022	2021	2020
Ceded Business
Ceded premiums written	$99,732	$100,541	$88,339
Ceded premiums earned	101,740	92,650	84,924
Loss and loss settlement expenses ceded	89,102	51,878	185,653

Assumed Business
Assumed premiums written	$190,215	$130,375	$34,371
Assumed premiums earned	163,980	77,283	33,679
Loss and loss settlement expenses assumed	104,096	45,543	29,141

In 2022, we continued to grow our assumed programs by renewing the programs added in 2021 and continuing to diversify our risks in retro treaty, managing general agent, reinsurance intermediary, and financial lines. This increased our assumed written premiums by 45.9 percent and earned premiums by 112.2 percent over the prior year. Losses and loss settlement expenses ceded increased in 2022 due to two lines of business, other liability and fire and allied lines. Other liability is seeing more recoveries due to inflationary pressures and fire and allied lines has seen an increase in severity, with both of these issues driving increasing ceded recovery.

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
Reinsurance Programs and Retentions
We have several programs that provide reinsurance coverage. This reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. The following table provides a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. For 2022 we decided not to renew the all lines aggregate excess loss program. In its place we added the pillared occurrence program in the table below. Another new program for 2022 was the addition of the earthquake quota share program. For 2021, there was an all lines annual aggregate excess of loss program with variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 65.0 percent of the program was placed. For 2020, there was an all lines annual aggregate excess of loss program with variable retention of 6.37 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 75.0 percent of the program was placed. For 2020, the Company recovered the maximum of $22.5 million from the all lines annual aggregate excess of loss program.

	2022 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$3,000	$60,000	100%	of	$57,000
Property excess of loss	3,000	25,000	100%	of	$22,000
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	15,000	180,000	100%	of	$165,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
Pillared Occurrence Program	5,000	15,000	100%	of	$10,000
Earthquake Quota Share Program	N/A	180,000	100%	of	$180,000

	2021 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$60,000	100%	of	$57,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000

	2020 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$60,000	100%	of	$57,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
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

On a quarterly basis, United Fire's team of actuaries performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuarial team to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. In response to an increase in severity of losses and an increase in distracted driving claims, we revised our commercial automobile assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business, and assumptions due to improvement in development patterns related to the statute of limitations on accident years that have matured 13 to 15 years which haven't developed to the extent we initially expected. Besides the changes to our assumptions used for our commercial automobile line and product liability line, we continually review and revise items affecting our projections of required reserves for unpaid loss and LAE. Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and the ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2022, 2021 and 2020 (net of reinsurance amounts):

Years Ended December 31,	2022	2021	2020
Gross liability for losses and loss settlement expenses at beginning of year	$1,514,265	$1,578,131	$1,421,754
Ceded losses and loss settlement expenses	(112,900)	(131,843)	(68,536)
Net liability for losses and loss settlement expenses at beginning of year	$1,401,365	$1,446,288	$1,353,218
Losses and loss settlement expenses incurred for claims occurring during
Current year	$624,411	$701,064	$887,119
Prior years	12,890	(48,909)	(17,652)
Total incurred	$637,301	$652,155	$869,467
Losses and loss settlement expense payments for claims occurring during
Current year	$215,891	$277,115	$354,635
Prior years	472,377	419,963	421,762
Total paid	$688,268	$697,078	$776,397
Net liability for losses and loss settlement expenses at end of year	$1,350,399	$1,401,365	$1,446,288
Ceded losses and loss settlement expenses(1)	146,875	112,900	131,843
Gross liability for losses and loss settlement expenses at end of year	$1,497,274	$1,514,265	$1,578,131

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

Reserve Development

The significant drivers of the unfavorable reserve development in 2022 were commercial other liability and commercial fire and allied lines. This was offset partially by favorable development in commercial automobile, workers compensation and fidelity and surety. The unfavorable development in commercial other liability was due to paid loss and LAE which was greater than reductions in reserves for unpaid loss and LAE. Emerging claim experience and deeper data insights during 2022 pointed to an increase in loss exposure on these longer tailed businesses driven in part by social and economic inflation. Commercial fire and allied developed unfavorably due to paid loss and LAE which was greater than reductions in reserves for unpaid loss and LAE driven by catastrophe losses and increased severity on non-catastrophe claims. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments.

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

The significant drivers of the favorable reserve development in 2020 were workers' compensation, commercial fire and allied lines, fidelity and surety and personal automobile. The favorable development for workers' compensation was primarily from reductions in reserves for reported claims which were more than sufficient to offset paid loss. Reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments. Commercial fire and allied lines developed favorably because reductions in reserves for reported claims combined with reductions in reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Fidelity and surety loss developed favorably because a reduction in reserves for IBNR claims was more than sufficient to offset both paid loss and increases in reserves for reported claims. The personal automobile line of business developed favorably because reductions of reserves for reported claims combined with reductions of reserves for IBNR claims were more than sufficient to offset paid loss. LAE also contributed favorable development with reductions in reserves more than sufficient to offset payments. Much of the favorable development was offset by unfavorable development from three lines: commercial liability, reinsurance assumed and commercial automobile. The commercial liability line of business experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss. LAE developed favorably and partially offset the unfavorable loss development. The unfavorable development for reinsurance assumed was due to paid loss which was greater than reductions in reserves for unpaid loss. The commercial automobile line of business experienced unfavorable development because paid loss was greater than reductions in reserves for unpaid loss, but a portion of the unfavorable loss development was offset by favorable development from LAE where payments were more than offset by reductions of reserves for unpaid LAE. On an all lines combined basis, favorable development is attributable to LAE which continues to benefit from additional litigation management efforts.

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2022, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, Inc., which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar year 2022, 2021 and 2020, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and/or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2022
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$104,982	$91,460	$90,502	$86,119	$85,399	$88,816	$86,082	$85,999	$94,808	$92,809	$1,677	(12,173)	6,556
2014		118,928	117,958	106,486	97,809	102,487	105,507	107,417	111,517	111,558	3,675	(7,370)	6,772
2015			137,386	125,307	120,005	127,091	129,945	131,325	132,694	136,161	7,358	(1,225)	7,922
2016				139,144	130,041	136,275	142,397	140,784	148,324	153,491	11,394	14,347	9,332
2017					139,602	139,032	152,547	156,369	159,653	173,092	20,797	33,490	9,203
2018						163,059	172,894	176,496	187,841	197,696	22,305	34,637	9,054
2019							149,173	169,344	183,918	179,667	33,160	30,494	8,375
2020								171,013	158,022	162,471	43,607	(8,542)	6,090
2021									145,822	162,359	63,217	16,537	3,106
2022										161,826	91,135		2,100
									Total	$1,531,130

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$9,835	$25,228	$39,953	$54,559	$65,773	$72,115	$75,961	$78,448	$83,491	$87,739
2014		10,207	29,679	50,211	70,363	83,109	93,060	96,509	102,042	103,075
2015			11,185	27,182	53,901	74,292	96,339	104,472	109,540	117,734
2016				13,782	38,184	63,526	88,885	102,757	115,107	126,561
2017					17,716	43,172	70,500	91,984	111,085	128,430
2018						16,200	44,772	79,168	105,515	130,943
2019							18,221	46,986	72,179	102,510
2020								17,011	43,596	60,114
2021									12,434	33,642
2022										10,468
									Total	$901,216
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2013, net of reinsurance							16,140
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$646,054

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2022
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$91,521	$88,550	$91,498	$92,212	$93,826	$93,858	$92,988	$92,855	$93,498	$93,246	$47	1,725	6,679
2014		126,216	131,198	128,762	128,185	128,503	126,811	127,068	128,180	128,491	167	2,275	7,952
2015			103,177	108,293	110,633	108,235	105,218	104,646	105,043	104,978	107	1,801	7,596
2016				147,473	144,208	143,721	143,724	143,108	144,109	145,351	331	(2,122)	9,874
2017					155,139	160,240	160,946	161,693	161,232	161,456	627	6,317	13,502
2018						143,280	146,951	146,378	146,010	147,356	624	4,076	10,776
2019							164,030	155,482	158,475	157,667	837	(6,363)	11,185
2020								207,207	201,391	202,930	2,033	(4,277)	14,583
2021									156,794	169,669	10,090	12,875	5,253
2022										161,776	35,947		3,797
									Total	$1,472,920

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$59,331	$78,226	$82,853	$86,115	$89,200	$91,493	$92,012	$92,472	$93,200	$93,068
2014		84,456	113,663	116,750	122,370	123,697	125,745	126,307	127,883	128,033
2015			67,217	90,454	95,515	101,367	104,115	103,975	104,127	104,339
2016				92,895	125,962	132,429	137,909	139,353	141,104	142,248
2017					99,484	137,058	145,900	152,219	157,512	159,286
2018						92,770	123,559	133,703	137,794	141,841
2019							100,980	136,084	142,342	150,196
2020								128,704	173,055	192,903
2021									97,451	140,406
2022										96,160
									Total	$1,348,480
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2013, net of reinsurance							1,991
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$126,432

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2022
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$104,356	$98,037	$102,943	$103,726	$104,980	$105,248	$104,886	$106,140	$106,288	$105,130	$146	774	15,530
2014		107,723	106,076	113,720	118,869	120,385	121,077	120,599	119,214	121,311	219	13,588	17,327
2015			125,506	129,816	132,206	138,987	137,395	137,335	136,826	137,240	133	11,734	20,088
2016				174,018	175,357	174,337	175,657	173,823	174,588	175,016	1,138	998	27,306
2017					227,919	224,553	235,110	233,159	233,007	233,535	1,573	5,616	32,895
2018						236,629	245,173	253,045	255,017	255,409	4,010	18,780	34,477
2019							279,229	291,139	289,929	282,154	5,498	2,925	34,725
2020								243,360	216,951	196,412	4,363	(46,948)	24,107
2021									179,880	172,599	10,183	(7,281)	12,212
2022										157,165	29,029		9,226
									Total	$1,835,971

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$43,592	$67,630	$79,663	$90,780	$96,375	$100,058	$101,580	$103,037	$103,368	$103,773
2014		45,704	68,033	87,590	99,922	109,682	113,751	116,843	117,770	118,985
2015			50,782	78,225	99,201	118,395	129,317	134,100	135,462	137,075
2016				66,013	103,528	128,157	148,224	164,341	168,950	171,380
2017					81,311	126,644	166,170	197,893	212,947	223,076
2018						81,572	138,092	187,405	211,123	235,519
2019							91,919	153,244	205,614	246,800
2020								67,660	109,686	138,158
2021									64,381	99,116
2022										62,477
									Total	$1,536,359
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2013, net of reinsurance							56
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$299,668

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2022
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$64,048	$62,579	$56,369	$54,584	$52,761	$51,753	$50,984	$50,349	$49,801	$49,913	$248	(14,135)	4,263
2014		64,051	60,729	58,284	56,630	54,636	53,023	52,889	52,388	51,861	252	(12,190)	4,812
2015			53,788	55,578	51,003	46,682	46,019	44,706	43,751	43,209	516	(10,579)	5,680
2016				70,419	66,575	61,648	55,168	53,964	52,870	53,090	709	(17,329)	7,973
2017					76,184	69,528	55,982	51,874	49,362	47,801	629	(28,383)	8,208
2018						71,972	67,883	59,192	56,109	53,812	157	(18,160)	8,045
2019							52,136	49,189	49,336	48,945	(899)	(3,191)	7,384
2020								45,365	46,612	43,724	(948)	(1,641)	4,524
2021									45,177	42,283	957	(2,894)	1,808
2022										29,597	7,920		1,151
									Total	$464,235

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$14,136	$30,209	$38,023	$42,941	$45,078	$47,071	$47,572	$48,093	$48,327	$48,424
2014		13,965	30,289	38,441	42,964	45,193	45,825	46,299	46,664	47,192
2015			12,063	27,304	35,229	38,424	39,305	40,034	41,006	41,211
2016				14,413	32,345	40,680	45,743	47,082	48,277	50,127
2017					14,647	31,309	38,083	41,672	43,833	45,508
2018						16,949	35,369	43,189	47,173	48,807
2019							13,582	29,668	38,382	43,044
2020								17,603	29,605	35,542
2021									17,949	29,453
2022										9,434
									Total	$398,742
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2013, net of reinsurance							18,525
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$84,019

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2022
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$39,232	$38,525	$37,262	$37,086	$36,729	$36,661	$36,486	$36,467	$36,466	$36,466	$—	(2,766)	9,253
2014		53,910	52,661	52,944	52,782	52,615	52,702	52,810	52,854	52,910	16	(1,000)	10,966
2015			42,848	41,088	40,336	40,368	40,220	40,194	40,189	40,190	12	(2,658)	9,553
2016				48,072	45,840	45,379	45,961	45,113	45,297	45,199	40	(2,873)	11,905
2017					60,330	59,342	58,695	58,544	59,023	58,790	81	(1,540)	14,714
2018						51,639	51,721	52,715	52,062	51,457	108	(182)	13,683
2019							59,547	58,378	58,745	57,929	250	(1,618)	13,596
2020								81,206	73,761	73,204	763	(8,002)	17,057
2021									28,537	26,489	326	(2,048)	2,565
2022										1,493	656		57
									Total	$444,127

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited)
2013	$25,505	$32,788	$34,297	$35,306	$36,155	$36,323	$36,397	$36,466	$36,466	$36,466
2014		37,055	47,912	49,710	51,837	52,018	52,543	52,519	52,526	52,565
2015			29,551	37,431	39,027	39,428	39,865	40,029	40,053	40,053
2016				32,999	40,910	42,660	44,046	44,618	44,737	44,828
2017					42,135	53,111	55,982	57,169	57,824	58,206
2018						37,410	47,433	49,464	50,185	50,661
2019							40,544	52,390	54,935	56,657
2020								54,181	68,124	70,542
2021									20,298	23,829
2022										551
									Total	$434,358
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2013, net of reinsurance							570
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$10,339

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows.

December 31, 2022
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$646,054
Commercial fire and allied	126,432
Commercial automobile	299,668
Commercial workers' compensation	84,019
Personal	10,339
All other lines	95,075
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,261,587
Net outstanding liabilities for unpaid unallocated loss settlement expenses	88,252
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	560
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,350,399

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	55,381
Commercial fire and allied	19,423
Commercial automobile	2,607
Commercial workers' compensation	44,588
Personal	918
All other lines	24,494
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	147,411
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(536)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	146,875
Total gross liability for unpaid losses and loss settlement expenses	$1,497,274

The following is supplementary information about average historical claims duration as of December 31, 2022.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	9.0%	15.1%	16.0%	15.4%	12.1%	8.0%	4.6%	4.6%	3.2%	4.6%
Commercial fire and allied	62.6%	22.4%	5.3%	4.1%	2.3%	1.2%	0.5%	0.6%	0.4%	(0.1)%
Commercial automobile	36.5%	20.8%	15.8%	12.0%	7.8%	3.5%	1.6%	1.1%	0.7%	0.4%
Commercial workers' compensation	31.5%	32.1%	15.7%	8.6%	3.4%	2.5%	1.9%	0.7%	0.7%	0.2%
Personal	68.8%	18.7%	4.0%	2.5%	1.2%	0.6%	0.1%	0.1%	—%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2022, 2021 and 2020 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2022
Property and casualty business	$717,709	$43,111
2021
Property and casualty business	$754,411	$110,827
2020
Property and casualty business	$671,599	$(17,705)

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without Commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2022, our insurance company subsidiary, United Fire & Casualty, is able to make a minimum of $70.4 million in dividend payments without prior regulatory approval. At December 31, 2022, we were in compliance with applicable state laws and regulations.
We paid dividends to our common shareholders of $15,860, $15,064 and $28,526 in 2022, 2021 and 2020, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2022, 2021 and 2020, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $0, $0, and $62,400, respectively. In 2022, 2021 and 2020, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $12,000, $10,000 and $4,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2022, 2021 and 2020. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2022.

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
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2022	2021	2020
Current	$1,627	$11,081	$(46,861)
Deferred	(4,581)	5,168	(9,948)
Total	$(2,954)	$16,249	$(56,809)

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2022, 2021 and 2020 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2022	2021	2020
Computed expected income tax expense (benefit)	$2,536	$20,337	$(35,598)
The CARES Act	—	—	(18,562)
Tax-exempt municipal bond interest income	(3,115)	(3,412)	(3,669)
Nontaxable dividend income	(378)	(361)	(517)
Goodwill impairment	—	—	3,169
Compensation	582	770	695
Research & development credit	(1,591)	(1,545)	(2,045)
Other, net	(988)	460	(282)
Consolidated federal income tax expense (benefit)	$(2,954)	$16,249	$(56,809)

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2022 and 2021 are as follows:

December 31,	2022	2021
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$19,701	$27,047
All other securities	—	13,229
Deferred policy acquisition costs	21,887	19,204
Investments in partnerships	1,303	3,229
Over funded pension benefit	232	1,214
Prepaid pension cost	5,653	3,725
Net bond discount accretion	238	323
Depreciation	3,996	4,097
Revaluation of investment basis (1)	119	—
Identifiable intangible assets (1)	1,093	1,242
Capitalized Software	3,607	6,351
Other	1,550	2,183
Gross deferred tax liability	59,379	$81,844
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$22,522	$22,879
Unearned premium adjustment	18,513	17,296
Employee profit sharing	1,624	2,515
Post-retirement benefits other than pensions		2,650
Other-than-temporary impairment of investments	1,109	1,529
Compensation expense related to stock options	1,822	1,989
Nonqualified deferred compensation	2,399	2,574
Net Unrealized Appreciation - all other securities	23,382
Other	3,539	3,659
Gross deferred tax asset	$74,910	$55,091
Valuation allowance	—	—
Deferred tax asset	$74,910	$55,091
Net deferred tax liability (asset)	$(15,531)	$26,753
(1) Related to our acquisition of Mercer Insurance Group, Inc.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2022 and 2021.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a non-contributory cash balance pension plan and an employee health and dental benefit plan.
Pension and Post-Retirement Benefit Plans
We offer a non-contributory cash balance pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our cash balance pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is designed to ensure that plan assets will be adequate to provide retirement benefits. We are not required to make a contribution to the pension plan in 2023.
In December 2020, the Company made the decision to amend the non-contributory defined benefit pension plan and put in place a non-contributory cash balance pension plan effective July 1, 2021. All benefits under the former non-contributory defined benefit pension plan stopped accruing on June 30, 2021.
We also offer health and dental benefit plans to all of our eligible employees that is self-funded. We previously offered a fully-funded (post-65) retiree health and dental plan (the "post-retirement benefit plan"). In January 2021, the Company changed the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the tables in this note, with a one-time adjustment presented in the line "Special event plan closure" and an additional adjustment in the line "Amortization of prior service credit." The amortization of prior service credits continued through the end of 2022 related to these plan changes. As of December 31, 2022, the post-retirement benefit obligation was $0.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income by way of a diversified investment portfolio along with appropriate employer contributions, which is intended to allow us to provide for the pension plan's benefit obligation.
The investments held by the pension plan at December 31, 2022 include the following asset categories:
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
We have an internal investment/retirement committee, which includes our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, and Chief Operating Officer, all of whom receive monthly information on the value of the pension plan assets and their performance. Quarterly, the committee meets to review and discuss the performance of the pension plan assets as well as the allocation of investments within the pension plan.
As of December 31, 2022, we had six external investment managers that are allowed to exercise investment discretion, subject to limitations, if any, established by the investment/retirement committee. We utilize multiple investment managers in order to maximize the pension plan's investment return while mitigating risk. None of our investment managers uses leverage in managing the pension plan. Annually, the investment/retirement committee meets with each investment manager to review the investment manager's goals, objectives and the performance of the assets they manage. The decision to establish or terminate a relationship with an investment manager is at the discretion of our investment/retirement committee.
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
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2022 and 2021 by asset category:

					Target
Pension Plan Assets	2022	% of Total	2021	% of Total	Allocation
Fixed maturity securities - corporate bonds	$18,102	7.9%	$21,683	7.6%	0%	-	15%
Redeemable preferred stock	2,946	1.3	4,633	1.6	0%	-	10%
Equity securities	134,663	58.6	178,766	63.1	50%	-	70%
Pooled separate accounts
Core plus bond separate account fund	16,768	7.3	23,916	8.4	0%	-	40%
U.S. property separate account fund	28,468	12.4	27,328	9.6	0%	-	25%
Arbitrage fund	10,831	4.7	10,588	3.7	0%	-	10%
United Life annuity	12,567	5.5	11,968	4.2	0%	-	10%
Cash and cash equivalents	5,356	2.3	5,058	1.8	0%	-	10%
Total plan assets	$229,701	100.0%	$283,940	100.0%
The investment return expectations for the pension plan are used to develop the asset allocation based on the specific needs of the pension plan. Accordingly, equity securities comprise the largest portion of our pension plan assets, as they yield the highest rate of return. The United Life annuity, which is the fifth-largest asset category and was originally written by our former life insurance subsidiary in 1976, provides a guaranteed rate of return. The interest rate on the group annuity contract is determined annually.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2022 and 2021:

		Fair Value Measurements
Description	December 31, 2022	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$18,102	$—	$18,102	$—
Redeemable preferred stock	2,946	2,946	—	—
Equity securities	134,663	134,663	—	—
Pooled separate accounts
Core plus bond separate account fund	16,768	—	16,768	—
U.S. property separate account fund	28,468	—	—	28,468
Arbitrage fund	10,831	—	10,831	—
Money market funds	5,348	5,348	—	—
Total assets measured at fair value	$217,126	$142,957	$45,701	$28,468

		Fair Value Measurements
Description	December 31, 2021	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$21,683	$—	$21,683	$—
Redeemable preferred stock	4,633	4,633	—	—
Equity securities	178,766	178,766	—	—
Pooled separate accounts
Core plus bond separate account fund	23,916	—	23,916	—
U.S. property separate account fund	27,328	—	—	27,328
Arbitrage fund	10,588	—	10,588	—
Money market funds	5,053	5,053	—	—
Total assets measured at fair value	$271,967	$188,452	$56,187	$27,328
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2022	$27,328
Unrealized gains	1,140
Balance at December 31, 2022	$28,468

U.S. property separate account fund
Balance at January 1, 2021	$22,269
Unrealized gains	5,059
Balance at December 31, 2021	$27,328
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. The discount rate assumption uses the Principal© Pension Discount Rate Curve (“Principal© Curve”) and reflects the expected future benefit discounted cash flows to determine the present value of the plan benefit obligations as of December 31. The Principal Curve uses pricing and yield information for high quality corporate bonds. We have reviewed the updated curve and materials provided by our external actuaries with regard to the assumptions used in the curve. We will continue to monitor this curve and intend to make changes as appropriate.

The Society of Actuaries ("SOA") is an actuarial organization that periodically reviews mortality data and publishes mortality tables and improvement scales. In October 2019, the SOA released the Pri-2012 mortality tables for private sector retirement plans in the United States. The mortality assumptions are based on the Pri-2012 white collar base rate mortality projected generationally using the Principal Mortality Improvement Scale ("Principal 2022 MI"). The Principal 2022 MI scale is based on latest mortality improvement release, the MIM-2021-v3 application tool issued by SOA in October 2022 with a few user-selected assumptions: 2028 as the ultimate year for age/cohort transition and long-term rate assumptions using sex-distinct and age based rated developed from the latest Social Security Trustee Reports. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and intend to make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2022	2021	2022	2021
Discount rate	5.15%	2.84%	N/A	0.48%
Rate of compensation increase	3.00	3.00	N/A	N/A
Rising interest rates resulted in an increase in the discount rates we use to value our respective plan's benefit obligations at December 31, 2022 compared to December 31, 2021.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2022	2021	2020	2022	2021	2020
Discount rate	2.84%	2.58%	3.32%	0.48%	2.58%	3.32%
Expected long-term rate of return on plan assets	6.70	6.70	6.70	N/A	N/A	N/A
Rate of compensation increase	3.00	2.75	3.00	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2022	2021	2022	2021
Health care cost trend rates assumed for next year	N/A	N/A	N/A	3.00%
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	N/A

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2022	2021	2022	2021
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$276,587	$271,744	$960	$31,666
Service cost	4,481	12,082	—	148
Interest cost	7,730	6,911	2	72
Actuarial loss (gain)	(79,303)	(6,593)	(122)	(1,101)
Adjustment for plan amendment	—	(408)	—	—
Special event plan closure	—	—	—	(28,889)
Benefit payments	(7,819)	(7,149)	(840)	(936)
Benefit obligation at end of year (1)	$201,676	$276,587	$—	$960
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$283,940	$248,735	$—	$—
Actual return on plan assets	(50,420)	37,354		—
Employer contributions	4,000	5,000	840	936
Benefit payments	(7,819)	(7,149)	(840)	(936)
Fair value of plan assets at end of year	$229,701	$283,940	$—	$—
Funded status at end of year	$28,025	$7,353	$—	$(960)
(1)For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $201,669 and $276,518 at December 31, 2022 and 2021, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2022	2021	2022	2021
Amounts recognized in AOCI
Unrecognized prior service cost	$(26,066)	$(29,346)	$—	$(15,085)
Unrecognized actuarial (gain) loss	24,961	35,730	—	2,920
Total amounts recognized in AOCI	$(1,105)	$6,384	$—	$(12,165)
We anticipate amortization of the net actuarial losses for our pension plan in 2023 to be $207.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2022	2021	2020	2022	2021	2020

Net periodic benefit cost
Service cost	$4,481	$12,082	$10,829	$—	$148	$1,728
Interest cost	7,730	6,911	8,266	2	72	1,014
Expected return on plan assets	(18,891)	(16,807)	(13,539)	—	—	—
Amortization of prior service cost	(3,280)	(3,237)	—	(15,085)	(14,490)	(8,084)
Special event plan closure	—	—	—	(26)	(20,177)	—
Amortization of net loss	777	3,995	3,914	2,824	2,607	375
Net periodic benefit cost	$(9,183)	$2,944	$9,470	$(12,285)	$(31,840)	$(4,967)

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
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2023	2024	2025	2026	2027	2028 - 2032
Pension benefits	$10,880	$10,410	$11,270	$11,940	$12,780	$74,080

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At December 31, 2022, there were 1,342,119 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Options granted prior to March 2017 vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. Options granted after March 2017 vest and are exercisable in installments of 33.3 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after three years or five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors.
The activity in the Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2022	December 31, 2022
Beginning balance	1,317,819	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(171,385)	(3,622,141)
Number of awards forfeited or expired	195,685	914,260
Ending balance	1,342,119	1,342,119
Number of option awards exercised	51,363	1,533,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	49,984	267,845

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and

(iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At December 31, 2022, the Company had 123,397 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2022	December 31, 2022
Beginning balance	144,352	300,000
Additional authorization	—	150,000
Number of awards granted	(22,860)	(355,238)
Number of awards forfeited or expired	1,905	28,635
Ending balance	123,397	123,397
Number of option awards exercised	8,580	150,581
Number of restricted stock awards vested	18,510	117,001

Stock-Based Compensation Expense
In 2022, 2021 and 2020, we recognized stock-based compensation expense of $2,827, $3,441 and $4,991, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2022, we had $3,090 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2023	1,871
2024	1,031
2025	188
2026	—
Total	$3,090

Analysis of Award Activity
The analysis below details the option award activity for 2022 and the awards outstanding at December 31, 2022, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	862,688	$36.71
Granted	62,782	29.51
Exercised	(59,943)	26.48
Cancelled/Forfeited	(52,906)	39.22
Expired	(36,283)	42.60
Outstanding at December 31, 2022	776,338	$36.47	3.06	$104
Exercisable at December 31, 2022	695,341	$37.02	2.41	$103
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2022) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $261, $133 and $299 in 2022, 2021 and 2020, respectively.
The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2022:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	202,819	$36.92
Granted	131,463	29.96
Vested	(108,401)	35.22
Forfeited	(68,494)	40.87
Non-vested at December 31, 2022	157,387	$30.56
In 2022, 2021 and 2020 we recognized $2,048, $2,610 and $3,734, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2022, we had $2,572 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $4,306 and $4,703 at December 31, 2022 and 2021, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2022	2021	2020
Risk-free interest rate	2.18%	0.98%	1.4%
Expected volatility	40.56%	56.49%	22.26%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.61	$0.60	$1.32
Weighted-average grant-date fair value of options granted during the year (in dollars)	$10.49	$13.48	$6.96

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2022:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$23.96	29.28	190,485	1.88	$28.23	188,703	$28.25
29.29	29.59	112,002	6.55	29.47	44,667	29.45
29.60	40.61	187,133	1.88	35.41	187,133	35.41
40.62	44.88	154,093	2.71	42.84	154,093	42.84
44.89	54.26	132,625	3.89	48.28	120,745	48.61
$23.96	54.26	776,338	3.06	$36.47	695,341	$37.02

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

Our property and casualty insurance business is comprised of commercial lines insurance, including surety bonds, and assumed reinsurance. The company announced its intent to withdraw from personal lines insurance in 2020 and all remaining exposure is immaterial. All of our property and casualty insurance subsidiaries and our affiliate belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.

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
In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual
Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in the state of New Jersey as of December 31, 2022. The business remaining in New Jersey is scheduled to lapse by the end of 2025.
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2022	2021	2020
Property and casualty insurance business
Net premiums earned
Other liability	$302,446	$299,961	$316,098
Fire and allied lines	237,113	253,485	277,515
Automobile	208,399	255,279	324,420
Workers' compensation	56,015	61,690	75,953
Fidelity and surety	37,975	30,989	28,001
Reinsurance assumed	108,462	59,745	30,417
Other	1,131	1,674	2,678
Total net premiums earned	$951,541	$962,823	$1,055,082
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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2022		2021		2020
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$15,031	$15,031	$80,594	$80,594	$(112,706)	$(112,706)
Weighted-average common shares outstanding	25,160,809	25,160,809	25,092,297	25,092,297	25,027,358	25,027,358
Add dilutive effect of restricted stock awards	—	157,387	—	202,809	—	—
Add dilutive effect of stock options	—	—	—	224,620	—	—
Weighted-average common shares	25,160,809	25,318,196	25,092,297	25,519,726	25,027,358	25,027,358
Earnings (loss) per common share	$0.60	$0.59	$3.21	$3.16	$(4.50)	$(4.50)
Awards excluded from diluted calculation(1)	—	585,853	—	800,903	—	618,379
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
Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2022, we have leases with remaining terms of one year to five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.

The components of our operating leases were as follows:

	As of December 31, 2022	As of December 31, 2021

Components of lease expense:
Operating lease expense	$8,763	7,350
Less sublease income	327	213
Net lease expense	8,436	7,137
Cash flows information related to leases:
Operating cash outflow from operating leases	8,396	7,206

Balance sheet information for operating leases:	As of December 31, 2022	As of December 31, 2021

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$26,472	$29,823
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	26,924	30,372
Right-of-use assets obtained in exchange for new operating lease liabilities	2,807	17,466
Weighted average remaining lease term	3.81 years	4.54 years
Weighted average discount rate	2.91%	2.98%

Maturities of lease liabilities:	As of December 31, 2022	As of December 31, 2021
2022	$—	$8,299
2023	8,452	7,479
2024	7,007	5,747
2025	6,438	5,132
2026	5,141	4,408
2027	1,315	1,229
Thereafter	—	—
Total lease payments	28,353	32,294
Less imputed interest	(1,429)	(1,922)
Lease liability	$26,924	$30,372
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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. As of December 31, 2022, interest expense totaled $3,188. Payment of interest is subject to approval by the Iowa Insurance Division.

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

There was no outstanding balance on either the Credit Agreement or the Previous Credit Agreement at December 31, 2022 or 2021, respectively. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreement. We did not incur any interest expense related to the Credit Agreement in 2022 or under our Previous Credit Agreement in 2021 and 2020.

NOTE 14. INTANGIBLE ASSETS
The carrying value of our goodwill was zero at December 31, 2022 and at December 31, 2021, respectively. During the third quarter of 2020, we completed our annual quantitative analysis of goodwill. As a result of the quantitative analysis, we impaired the remaining balance of our goodwill of $15,091 as of September 30, 2020 based on the following factors: (i) disruptions in the equity markets, specifically for property and casualty insurance companies, as a result of the COVID-19 pandemic and due to recent weather related catastrophes; (ii) recent elevated commercial auto loss ratios; and (iii) the fair value of our stock trading significantly below book value. The Company used a weighting of the income and market approaches to determine the fair value of the reporting unit.

Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2022	2021
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(8,462)	(7,884)
	$1,876	$2,454

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,550)	(1,418)
	$428	$560

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$5,324	$6,034
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Trade names	Fifteen years
Our estimated aggregate amortization expense for each of the next four years is as follows:

2023	$709
2024	709
2025	709
2026	178

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2022, 2021 and 2020:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2020	$47,279	$(34,127)	$13,152
Change in accumulated other comprehensive income before reclassifications	37,173	14,580	51,753
Reclassification adjustments from accumulated other comprehensive income	(1,382)	3,387	2,005
Balance as of December 31, 2020	$83,070	$(16,159)	$66,911
Change in accumulated other comprehensive income before reclassifications	(31,519)	15,511	(16,008)
Reclassification adjustments from accumulated other comprehensive income	(1,782)	5,216	3,434
Balance as of December 31, 2021	$49,769	$4,568	$54,337
Change in accumulated other comprehensive income before reclassifications	(139,183)	(6,540)	(145,723)
Reclassification adjustments from accumulated other comprehensive income	1,045	2,845	3,890
Balance as of December 31, 2022	$(88,369)	$873	$(87,496)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of reserves for property and casualty loss and loss settlement expenses
Description of the Matter
At December 31, 2022, the Company’s reserves for losses and loss settlement expenses was $1.5 billion, of which $373.4 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liability for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

Auditing management’s estimate of IBNR reserves was complex due to the highly judgmental nature of management’s selection of methods and assumptions used to develop those estimates. In particular, the estimates are sensitive to assumptions and the weighting of methodologies that are used to project the ultimate cost of losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the reserving process, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

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
February 28, 2023

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
As of December 31, 2022, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2022, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2022. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2022, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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
February 28, 2023

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We believe our operational processes, internal controls over financial reporting and disclosures, and financial reporting systems are operating effectively in the present environment. Since 2020, our business teams have moved to a hybrid working environment and continue to support our customers, agents and claimants regardless of working location.

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 "Business" of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 17, 2023 (the "2023 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2023 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2023 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2023 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2022 and 2021	64
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2022	65
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2022	66
Consolidated Statements of Cash Flows for the three years ended December 31, 2022	67
Notes to Consolidated Financial Statements	69

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	142
Schedule II. Condensed Financial Statements of Parent Company	143
Schedule III: Supplementary Insurance Information	146
Schedule IV: Reinsurance	147
Schedule V: Valuation and Qualifying Accounts	148
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	149
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc., including the exhibits attached thereto (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, Filed on September 19, 2017).		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
4.1		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2019	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2007		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. 2021 Stock and Incentive Plan (the "Stock Plan")		8-K		10.1	5/21/2021
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement (Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24		Credit Agreement dated as of March 31, 2020, by and among United Fire & Casualty Company, as borrower, the lenders referred to therein and Wells Fargo Bank National Association, as administrative agent and swingline lender and issuing lender and Wells Fargo Securities, LLC as sole lead arranger and sole bookrunner.		8-K		10.1	4/2/2020
10.25	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.2	8/5/2020
10.26	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Performance-Based Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.1	11/4/2021
10.27	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Option Award Notice		10-Q	9/30/2021	10.2	11/4/2021
10.28	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.3	11/4/2021
10.29	*	Executive Employment Offer Letter dated March 18, 2022 between the United Fire Group, Inc. and Eric J. Martin		10-Q	3/31/2022	10.1	5/5/2022
10.30	*	Executive Employment Offer Letter, dated July 6, 2022, between the United Fire Group, Inc. and Kevin J. Leidwinger (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 7, 2022).		8-K		99.2	7/7/2022
10.31	*	Retirement Agreement between United Fire Group, Inc. and Randy Ramlo dated July 6, 2022 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A filed on July 12, 2022).		8-K		99.1	7/12/2022

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
21.0	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Kevin Leidwinger Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Eric J. Martin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Kevin Leidwinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Eric J. Martin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.
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

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2022	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$109,776	$99,081	$99,081
States, municipalities and political subdivisions	684,755	676,657	676,657
Foreign governments	36,129	31,649	31,649
Public utilities	138,752	125,411	125,411
All other bonds	693,268	618,541	618,538
Redeemable preferred stock	—	—	—
Total fixed maturities	$1,662,680	$1,551,339	$1,551,336
Equity securities
Common stocks - key from Note 2-3 Cost Fair Value
Public utilities	$3,064	$14,846	$14,846
Banks, trusts and insurance companies	6,844	28,021	28,021
Industrial, miscellaneous and all other	65,384	126,239	126,239
Redeemable preferred stocks	—	—	—
Nonredeemable preferred stocks	—	—	—
Total equity securities	$75,292	$169,106	$169,106
Mortgage loans on real estate	$37,947	$35,302	$37,898
Policy loans	—	—	—
Other long-term investments	86,276	86,276	86,276
Short-term investments	275	275	275
Total investments	$1,862,470	$1,842,298	$1,844,891

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2022	2021

Assets
Fixed maturities
Available-for-sale, at fair value (amortized cost $0 in 2022 and $150 in 2021)	$—	$150
Investment in subsidiary	738,098	876,868
Cash and cash equivalents	2,038	2,158
Other assets	134	12
Total assets	$740,270	$879,188

Liabilities and stockholders' equity
Liabilities	$156	$67

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,210,541 and 25,082,104 issued and outstanding in 2022 and 2021, respectively	$25	$25
Additional paid-in capital	207,029	203,375
Retained earnings	620,556	621,384
Accumulated other comprehensive income, net of tax	(87,496)	54,337
Total stockholders' equity	$740,114	$879,121

Total liabilities and stockholders' equity	$740,270	$879,188

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2022	2021	2020

Revenues
Investment income	$85	$23	$141
Total revenues	85	23	141

Expenses
Other operating expenses	—	3	10
Total expenses	—	3	10

Income before income taxes and equity in net income of subsidiary	85	20	131
Federal income tax expense (benefit)	18	5	68
Net income before equity in net income (loss) of subsidiary	$67	$15	$63
Equity in net income (loss) of subsidiary	14,964	80,579	(112,769)
Net income (loss)	$15,031	$80,594	$(112,706)

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$(176,183)	$(39,901)	$47,054
Change in liability for underfunded employee benefit plans of subsidiary	(8,277)	19,633	18,456
Other comprehensive income (loss), before tax and reclassification adjustments	$(184,460)	$(20,268)	$65,510
Income tax effect	38,736	4,260	(13,757)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(145,724)	$(16,008)	$51,753
Reclassification adjustment for net realized gains of the subsidiary included in income	1,323	(2,256)	(1,750)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	3,601	6,603	4,289
Total reclassification adjustments, before tax	$4,924	$4,347	$2,539
Income tax effect	(1,034)	(913)	(534)
Total reclassification adjustments, after tax	$3,890	$3,434	$2,005

Comprehensive income (loss)	$(126,803)	$68,020	$(58,948)

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2022	2021	2020

Cash flows from operating activities
Net income (loss)	$15,031	$80,594	$(112,706)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(14,964)	(80,579)	112,769
Dividends received from subsidiary	12,000	10,000	4,000
Other, net	2,845	3,131	3,907
Total adjustments	$(119)	$(67,448)	$120,676
Net cash provided by operating activities	$14,912	$13,146	$7,970

Cash flows from investing activities
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(15,860)	$(15,064)	$(28,532)
Repurchase of common stock	—	(2,007)	(2,741)
Issuance of common stock	828	(421)	(71)
Net cash used in financing activities	$(15,032)	$(17,492)	$(31,344)

Net change in cash and cash equivalents	$(120)	$(4,346)	$(23,374)
Cash and cash equivalents at beginning of period	2,158	6,504	29,878
Cash and cash equivalents at end of year	$2,038	$2,158	$6,504

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Premiums Written
Year Ended December 31, 2022
Property and Casualty	$104,225	$1,497,274	$474,388	$951,541	$44,932	$637,301	$213,075	$114,645	$984,223
Year Ended December 31, 2021
Property and Casualty	$91,446	$1,514,265	$439,733	$962,823	$55,778	$652,155	$203,432	$110,574	$941,348
Year Ended December 31, 2020
Property and Casualty	$87,094	$1,578,131	$464,845	$1,055,082	$39,670	$869,467	$210,252	$143,332	$1,011,350

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2022
Premiums earned
Property and casualty insurance	$889,301	$101,740	$163,980	$951,541	17.23%
Year Ended December 31, 2021
Premiums earned
Property and casualty insurance	$978,190	$92,650	$77,283	$962,823	8.03%
Year Ended December 31, 2020
Premiums earned
Property and casualty insurance	$1,106,327	$84,924	$33,679	$1,055,082	3.19%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2022	$781	$794	$—	$1,575
Year Ended December 31, 2021	687	94	—	781
Year Ended December 31, 2020	1,239	—	552	687

Deferred tax asset valuation allowance
Year Ended December 31, 2022	$—	$—		$—
Year Ended December 31, 2021	—	—	—	—
Year Ended December 31, 2020	—	—	—	—

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2022	$104,225	$1,497,274	$474,388	$951,541	$(15,892)	$44,932	$624,411	$12,890	$213,075	$688,268	$984,223
2021	$91,446	$1,514,265	$439,733	$962,823	$47,383	$55,778	$691,933	$(39,778)	$203,432	$697,078	$941,348
2020	$87,094	$1,578,131	$464,845	$1,055,082	$(32,395)	$39,670	$887,119	$(17,652)	$210,252	$776,397	$1,011,350

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Kevin Leidwinger
Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/28/2023

By:	/s/ Eric J. Martin
Eric J. Martin, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/28/2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin Leidwinger	By	/s/ Eric J. Martin
	Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer		Eric J. Martin, Senior Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/28/2023	Date	2/28/2023

By	/s/ James W. Noyce	By	/s/ Kyle D. Skogman
	Jim W. Noyce, Chairman and Director		Kyle D. Skogman, Vice Chairman and Director
Date	2/28/2023	Date	2/28/2023

By	/s/ John Paul E. Besong	By	/s/ Scott L. Carlton
	John Paul E. Besong, Director		Scott L. Carlton, Director
Date	2/28/2023	Date	2/28/2023

By	/s/ Brenda K. Clancy	By:	/s/ Christopher R. Drahozal
	Brenda K. Clancy, Director		Christopher R. Drahozal, Director
Date	2/28/2023	Date	2/28/2023

By	/s/ Matthew R. Foran	By:	/s/ Mark A. Green
	Matthew R. Foran, Director		Mark A. Green, Director
Date	2/28/2023	Date	2/28/2023

By	/s/ Lura McBride	By	/s/ George D. Milligan
	Lura McBride, Director		George D. Milligan, Director
Date	2/28/2023	Date	2/28/2023

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/28/2023