Form 10-K/A
period 2022-12-31
UNITED FIRE GROUP INC
filed 2023-03-01
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the United Fire Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission on February 28, 2023 (the “Original 10-K”), is being filed solely for the purpose of correcting exhibits 31.1, 31.2, 32.1, and 32.2 of the Original 10-K (the “Certifications”), which inadvertently referred to a quarterly report on Form 10-Q, rather than an annual report on Form 10-K.

No other changes have been made to any of the disclosures in the Original 10-K. This Amendment No. 1 speaks as of the original filing date of the Original 10-K, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original 10-K, except with regard to the Certifications as set forth above.

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
UNITED FIRE GROUP, INC.

By:	/s/ Kevin Leidwinger
Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer

Date:	3/1/2023