Form 10-Q
period 2023-03-31
UNITED FIRE GROUP INC
filed 2023-05-09
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

As of May 2, 2023, 25,237,340 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2023

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933 (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2022 and in our other filings with the Securities and Exchange Commission ("SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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
~~◦~~The adequacy of our reserves for property and casualty insurance losses and loss settlement expenses;
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
◦We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics; and
◦We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,684,249 in 2023 and $1,662,680 in 2022)	$1,591,169	$1,551,336
Equity securities at fair value (cost $70,565 in 2023 and $75,292 in 2022)	159,378	169,106
Mortgage loans	37,912	37,947
Less: allowance for mortgage loan losses	49	49
Mortgage loans, net	37,863	37,898
Other long-term investments	91,003	86,276
Short-term investments	275	275
Total investments	1,879,688	1,844,891
Cash and cash equivalents	53,230	96,650
Accrued investment income	15,396	14,480
Premiums receivable (net of allowance for doubtful accounts of $1,701 in 2023 and $1,575 in 2022)	398,390	365,729
Deferred policy acquisition costs	107,489	104,225
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $62,027 in 2023 and $59,566 in 2022)	133,259	133,113
Reinsurance receivables and recoverables (net of allowance for credit losses of $94 in 2023 and $82 in 2022)	162,425	170,953
Prepaid reinsurance premiums	10,569	11,300
Intangible assets	5,147	5,324
Deferred tax asset	13,980	15,531
Income taxes receivable	29,944	31,418
Other assets	88,886	88,672
TOTAL ASSETS	$2,898,403	$2,882,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,499,391	$1,497,274
Unearned premiums	490,798	474,388
Accrued expenses and other liabilities	106,419	120,510
Long term debt	50,000	50,000
TOTAL LIABILITIES	$2,146,608	$2,142,172
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,231,553 and 25,210,541 shares issued and outstanding in 2023 and 2022, respectively	$25	$25
Additional paid-in capital	208,010	207,030
Retained earnings	617,213	620,555
Accumulated other comprehensive income, net of tax	(73,453)	(87,496)
TOTAL STOCKHOLDERS’ EQUITY	$751,795	$740,114
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,898,403	$2,882,286
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2023	2022
Revenues
Net premiums earned	$256,127	$234,228
Investment income, net of investment expenses	12,722	11,276
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(540) in 2023 and $318 in 2022; previously included in accumulated other comprehensive income (loss))	(1,745)	(465)
Other income (loss)	—	(25)
Total revenues	$267,104	$245,014
Benefits, Losses and Expenses
Losses and loss settlement expenses	$174,597	$130,376
Amortization of deferred policy acquisition costs	59,835	50,471
Other underwriting expenses (includes reclassifications for employee benefit costs of $52 in 2023 and $900 in 2022; previously included in accumulated other comprehensive income (loss))	31,876	28,644
Interest expense	797	797
Total benefits, losses and expenses	$267,105	$210,288
Income (loss) before income taxes	$(1)	$34,726
Federal income tax expense (benefit) (includes reclassifications of $124 in 2023 and $122 in 2022; previously included in accumulated other comprehensive income (loss))	(695)	6,377
Net Income (loss)	$694	$28,349
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$18,004	$(82,965)
Change in liability for underfunded employee benefit plans	(820)	(4,591)
Other comprehensive income (loss), before tax and reclassification adjustments	$17,184	$(87,556)
Income tax effect	(3,609)	18,387
Other comprehensive income (loss), after tax, before reclassification adjustments	$13,575	$(69,169)
Reclassification adjustment for net investment losses included in income	$540	$(318)
Reclassification adjustment for employee benefit costs included in expense	52	900
Total reclassification adjustments, before tax	$592	$582
Income tax effect	(124)	(122)
Total reclassification adjustments, after tax	$468	$460
Comprehensive income (loss)	$14,737	$(40,360)
Diluted weighted average common shares outstanding	25,500,115	25,323,105
Earnings per common share:
Basic	$0.03	$1.13
Diluted	0.03	1.12
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance, March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock $0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$694	$28,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	1,797	2,906
Depreciation and amortization	2,646	1,668
Stock-based compensation expense	1,076	979
Net investment (gains) losses	1,559	465
Net cash flows from equity and trading investments	8,523	18,387
Deferred income tax expense (benefit)	(2,182)	(1,234)
Changes in:
Accrued investment income	(916)	(539)
Premiums receivable	(32,661)	(18,119)
Deferred policy acquisition costs	(3,264)	(4,316)
Reinsurance receivables	8,528	(7,173)
Prepaid reinsurance premiums	731	464
Income taxes receivable	1,474	17,704
Other assets	(109)	(14,768)
Losses and loss settlement expenses	2,117	(26,274)
Unearned premiums	16,410	6,318
Accrued expenses and other liabilities	(14,859)	(3,469)
Other, net	1,650	247
Cash from operating activities	(7,480)	(26,754)
Net cash provided by (used in) operating activities	$(6,786)	$1,595
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$9,868	$—
Proceeds from call and maturity of available-for-sale investments	20,424	65,407
Proceeds from sale of other investments	972	1,581
Purchase of investments in mortgage loans	(128)	—
Purchase of investments available-for-sale	(53,832)	(82,942)
Purchase of other investments	(7,190)	(1,597)
Net purchases and sales of property and equipment	(2,615)	(2,510)
Net cash provided by (used in) investing activities	$(32,501)	$(20,061)
Cash Flows From Financing Activities
Issuance of common stock	$(96)	$(349)
Payment of cash dividends	(4,037)	(3,767)
Net cash provided by (used in) financing activities	$(4,133)	$(4,116)

Net Change in Cash and Cash Equivalents	$(43,420)	$(22,582)
Cash and Cash Equivalents at Beginning of Period	96,650	132,104
Cash and Cash Equivalents at End of Period	$53,230	$109,522

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$12	$—
Interest paid	$797	$797
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
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K/A for the year ended December 31, 2022, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2022.
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

Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's") through McIntyre Cedar Corporate Member LLP. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At March 31, 2023, the Company's FAL investments were comprised of cash of $23,661 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2023.

Total
Recorded asset at beginning of period	$104,225
Underwriting costs deferred	63,099
Amortization of deferred policy acquisition costs	(59,835)
Recorded asset at March 31, 2023	$107,489

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

Interest payments under the long term debt are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the three-month period ended March 31, 2023, interest totaled $797 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported a consolidated federal income tax benefit of $695 for the three-month period ended March 31, 2023 compared to an income tax expense of $6,377 during the same period of 2022. Our effective tax rate for 2023 and 2022 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2023 or December 31, 2022. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at March 31, 2023 or December 31, 2022.
For the three-month period ended March 31, 2023, we made payments for income taxes totaling $12. For the three-month period ended March 31, 2022, we did not make payments for income taxes. For the three-month period ended March 31, 2023, we received no federal tax refund. For the three-month period ended March 31, 2022, we received a federal tax refund of $10,000.
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

Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at March 31, 2023 was $2,998 and there are no future funding commitments.
Credit Losses
The Company recognizes credit losses for our available-for-sale fixed-maturity portfolio, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income and Comprehensive Income.
For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for our available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation the Company may be held accountable for. The ultimate LGD percentage is estimated after considering Moody’s experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of March 31, 2023 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of March 31, 2023, the Company had a credit loss allowance for reinsurance receivables of $94.

Rollforward of credit loss allowance for reinsurance receivables:
As of
March 31, 2023
Beginning balance, January 1, 2023	$82
Recoveries of amounts previously written off, if any	12
Ending balance of the allowance for reinsurance receivables, March 31, 2023	$94

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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2022

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other changes, created a new corporate alternative minimum tax ("CAMT") based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect to be subject to CAMT in 2023 and does not expect the IRA to have a material impact on the Company’s financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity, presented on a consolidated basis, as of March 31, 2023 and December 31, 2022, is provided below:

March 31, 2023
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,635	$10	$829	$14,816	$—	$14,816
U.S. government agency	91,069	17	8,938	82,148	—	82,148
States, municipalities and political subdivisions
General obligations:
Midwest	58,832	213	157	58,888	—	58,888
Northeast	11,475	25	24	11,476	—	11,476
South	63,842	130	501	63,471	—	63,471
West	86,916	183	389	86,710	—	86,710
Special revenue:
Midwest	102,938	472	400	103,010	—	103,010
Northeast	55,161	166	713	54,614	—	54,614
South	180,683	561	2,279	178,965	—	178,965
West	113,332	401	831	112,902	—	112,902
Foreign bonds	38,119	—	3,818	34,301	—	34,301
Public utilities	146,966	260	11,515	135,711	—	135,711
Corporate bonds
Energy	36,614	—	2,188	34,426	—	34,426
Industrials	63,760	267	4,628	59,399	—	59,399
Consumer goods and services	100,455	54	8,757	91,752	—	91,752
Health care	34,960	124	4,587	30,497	—	30,497
Technology, media and telecommunications	69,144	21	5,869	63,296	—	63,296
Financial services	135,098	637	9,356	126,379	179	126,200
Mortgage-backed securities	25,959	—	2,425	23,534	—	23,534
Collateralized mortgage obligations
Government national mortgage association	102,127	12	12,636	89,503	—	89,503
Federal home loan mortgage corporation	93,395	43	11,984	81,454	—	81,454
Federal national mortgage association	53,846	152	4,227	49,771	—	49,771
Asset-backed securities	3,923	512	110	4,325	—	4,325
Total Available-for-Sale Fixed Maturities	$1,684,249	$4,260	$97,161	$1,591,348	$179	$1,591,169

December 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,684	$—	$1,009	$14,675	$—	$14,675
U.S. government agency	94,092	35	9,721	84,406	—	84,406
States, municipalities and political subdivisions
General obligations:
Midwest	61,191	185	263	61,113	—	61,113
Northeast	15,518	18	73	15,463	—	15,463
South	64,851	57	927	63,981	—	63,981
West	87,094	163	712	86,545	—	86,545
Special revenue:
Midwest	103,107	224	1,065	102,266	—	102,266
Northeast	55,292	76	1,148	54,220	—	54,220
South	184,108	278	3,529	180,857	—	180,857
West	113,594	275	1,657	112,212	—	112,212
Foreign bonds	36,129	—	4,480	31,649	—	31,649
Public utilities	138,752	65	13,406	125,411	—	125,411
Corporate bonds
Energy	36,507	—	3,298	33,209	—	33,209
Industrials	58,334	62	5,554	52,842	—	52,842
Consumer goods and services	100,539	—	10,598	89,941	—	89,941
Health care	32,987	24	5,419	27,592	—	27,592
Technology, media and telecommunications	67,193	—	7,253	59,940	—	59,940
Financial services	132,849	851	9,408	124,292	3	124,289
Mortgage-backed securities	20,450	—	2,750	17,700	—	17,700
Collateralized mortgage obligations
Government national mortgage association	97,839	—	13,291	84,548	—	84,548
Federal home loan mortgage corporation	92,366	—	13,528	78,838	—	78,838
Federal national mortgage association	50,272	5	4,891	45,386	—	45,386
Asset-backed securities	3,932	466	145	4,253	—	4,253
Total Available-for-Sale Fixed Maturities	$1,662,680	$2,784	$114,125	$1,551,339	$3	$1,551,336

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2023, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
March 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$41,386	$41,220
Due after one year through five years	479,517	467,682
Due after five years through 10 years	545,965	516,102
Due after 10 years	338,131	317,757
Asset-backed securities	3,923	4,325
Mortgage-backed securities	25,959	23,534
Collateralized mortgage obligations	249,368	220,728
	$1,684,249	$1,591,348
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended March 31,
	2023	2022
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(178)	$333
Allowance for credit losses	(176)	—
Equity securities
Change in the fair value	(1,705)	(989)
Sales	500	206
Mortgage loans allowance for credit losses	—	5
Other long-term investments	(186)	(20)
Total net investment gains (losses)	$(1,745)	$(465)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$9,868	$—
Gross realized gains	11	333
Gross realized losses	189	—

Funding Commitment

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $39,958 at March 31, 2023.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60-day minimum notice, with four possible repurchase dates per year, after the three-year lockup period has concluded. The fair value of the investment at March 31, 2023 was $24,667 and there are no remaining capital contributions with this investment.
Unrealized Appreciation and Depreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Three Months Ended March 31,
	2023	2022
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$18,544	$(83,283)
Income tax effect	(3,894)	17,490
Total change in net unrealized investment appreciation (depreciation), net of tax	$14,650	$(65,793)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at March 31, 2023.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
March 31, 2023
Beginning balance, January 1, 2023	$3
Additions to the allowance for credit losses for which credit losses were not previously recorded	176
Ending balance, March 31, 2023	$179

Fixed Maturities Unrealized Depreciation
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at March 31, 2023 and December 31, 2022. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	6	$12,633	$829	$12,633	$829
U.S. government agency	14	42,728	2,554	12	36,407	6,384	79,135	8,938
States, municipalities and political subdivisions
General obligations
Midwest	8	12,164	96	1	7,779	61	19,943	157
Northeast	1	3,499	24	—	—	—	3,499	24
South	12	25,768	351	4	10,864	150	36,632	501
West	18	39,985	284	1	7,248	105	47,233	389
Special revenue
Midwest	17	36,384	312	2	3,627	88	40,011	400
Northeast	8	23,746	236	4	12,001	477	35,747	713
South	41	85,197	1,481	10	18,098	798	103,295	2,279
West	26	53,685	646	6	11,776	185	65,461	831
Foreign bonds	7	18,236	1,033	7	16,065	2,785	34,301	3,818
Public utilities	24	57,437	2,288	31	65,964	9,227	123,401	11,515
Corporate bonds
Energy	13	27,485	788	2	6,941	1,400	34,426	2,188
Industrials	10	26,075	626	12	20,941	4,002	47,016	4,628
Consumer goods and services	19	52,538	1,651	14	33,182	7,106	85,720	8,757
Health care	4	9,101	222	7	17,455	4,365	26,556	4,587
Technology, media and telecommunications	17	36,541	953	11	23,737	4,916	60,278	5,869
Financial services	30	72,896	3,847	16	41,551	5,509	114,447	9,356
Mortgage-backed securities	26	7,058	67	26	16,475	2,358	23,533	2,425
Collateralized mortgage obligations
Government National Mortgage Association	9	16,349	673	33	70,165	11,963	86,514	12,636
Federal Home Loan Mortgage Corporation	7	11,325	2,024	31	67,104	9,960	78,429	11,984
Federal National Mortgage Association	6	10,479	220	14	29,668	4,007	40,147	4,227
Asset-backed securities	1	3,475	110	—	—	—	3,475	110
Total Available-for-Sale Fixed Maturities	318	$672,151	$20,486	250	$529,681	$76,675	$1,201,832	$97,161

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
General obligations
Midwest	16	29,089	263	—	—	—	29,089	263
Northeast	4	8,576	73	—	—	—	8,576	73
South	24	48,235	927	—	—	—	48,235	927
West	27	62,652	711	—	—	—	62,652	711
Special revenue
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2023, the cash surrender value of the COLI policies was $11,568 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flow analysis.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,591,348	$1,591,169	$1,551,339	$1,551,336
Equity securities	159,378	159,378	169,106	169,106
Mortgage loans	35,240	37,863	35,302	37,898
Other long-term investments	91,003	91,003	86,276	86,276
Short-term investments	275	275	275	275
Cash and cash equivalents	53,230	53,230	96,650	96,650
Corporate-owned life insurance	11,568	11,568	10,588	10,588
Liabilities
Long Term Debt	37,696	50,000	36,168	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2023 and December 31, 2022:

March 31, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,816	$—	$14,816	$—
U.S. government agency	82,148	—	82,148	—
States, municipalities and political subdivisions
General obligations
Midwest	58,888	—	58,888	—
Northeast	11,476	—	11,476	—
South	63,471	—	63,471	—
West	86,710	—	86,710	—
Special revenue
Midwest	103,010	—	103,010	—
Northeast	54,614	—	54,614	—
South	178,965	—	178,965	—
West	112,902	—	112,902	—
Foreign bonds	34,301	—	34,301	—
Public utilities	135,711	—	135,711	—
Corporate bonds
Energy	34,426	—	34,426	—
Industrials	59,399	—	59,399	—
Consumer goods and services	91,752	—	91,752	—
Health care	30,497	—	30,497	—
Technology, media and telecommunications	63,296	—	63,296	—
Financial services	126,379	—	120,966	5,413
Mortgage-backed securities	23,534	—	23,534	—
Collateralized mortgage obligations
Government national mortgage association	89,503	—	89,503	—
Federal home loan mortgage corporation	81,454	—	81,454	—
Federal national mortgage association	49,771	—	49,771	—
Asset-backed securities	4,325	—	3,474	851
Total Available-for-Sale Fixed Maturities	$1,591,348	$—	$1,585,084	$6,264
EQUITY SECURITIES
Common stocks
Public utilities	$14,200	$14,200	$—	$—
Energy	19,812	19,812	—	—
Industrials	28,536	28,536	—	—
Consumer goods and services	37,262	37,262	—	—
Health care	7,585	7,585	—	—

Technology, media and telecommunications	27,290	27,290	—	—
Financial services	24,693	24,693	—	—
Total Equity Securities	$159,378	$159,378	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$17,962	$17,962	$—	$—
Corporate-Owned Life Insurance	$11,568	$—	$11,568	$—
Total Assets Measured at Fair Value	$1,780,531	$177,615	$1,596,652	$6,264

December 31, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,675	$—	$14,675	$—
U.S. government agency	84,406	—	84,406	—
States, municipalities and political subdivisions
General obligations
Midwest	61,113	—	61,113	—
Northeast	15,463	—	15,463	—
South	63,981	—	63,981	—
West	86,545	—	86,545	—
Special revenue
Midwest	102,266	—	102,266	—
Northeast	54,220	—	54,220	—
South	180,857	—	180,857	—
West	112,212	—	112,212	—
Foreign bonds	31,649	—	31,649	—
Public utilities	125,411	—	125,411	—
Corporate bonds
Energy	33,209	—	33,209	—
Industrials	52,842	—	52,842	—
Consumer goods and services	89,941	—	89,941	—
Health care	27,592	—	27,592	—
Technology, media and telecommunications	59,940	—	59,940	—
Financial services	124,292	—	118,617	5,675
Mortgage-backed securities	17,700	—	17,700	—
Collateralized mortgage obligations
Government national mortgage association	84,548	—	84,548	—
Federal home loan mortgage corporation	78,838	—	78,838	—
Federal national mortgage association	45,386	—	45,386	—
Asset-backed securities	4,253	—	3,452	801
Total Available-for-Sale Fixed Maturities	$1,551,339	$—	$1,544,863	$6,476

EQUITY SECURITIES
Common stocks
Public utilities	$14,846	$14,846	$—	$—
Energy	19,743	19,743	—	—
Industrials	27,163	27,163	—	—
Consumer goods and services	43,139	43,139	—	—
Health care	7,981	7,981	—	—
Technology, media and telecommunications	28,213	28,213	—	—
Financial services	28,021	28,021	—	—
Total Equity Securities	$169,106	$169,106	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$31,289	$31,289	$—	$—
Corporate-Owned Life Insurance	$10,588	$—	$10,588	$—
Total Assets Measured at Fair Value	$1,762,597	$200,670	$1,555,451	$6,476
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2023 and December 31, 2022 was reasonable.
For the three-month period ended March 31, 2023, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
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

The following table provides quantitative information about our Level 3 securities at March 31, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	March 31, 2023
Fixed Maturities corporate	$5,413	Discounted cash flow	Discount Rates	3.5% - 7.5%

Fixed Maturities asset-backed securities	851	Discounted cash flow	Probability of default	4% - 6%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2023:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance at January 1, 2023	$5,675	$801	$—	$6,476
Net unrealized gains (losses)(1)	(262)	50	—	(212)
Ending Balance at March 31, 2023	$5,413	$851	$—	$6,264
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2023 and December 31, 2022:

Commercial Mortgage Loans
	March 31, 2023	December 31, 2022
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$29,113	$29,231
65%-75%	8,799	8,716
Total amortized cost	$37,912	$37,947
Allowance for mortgage loan losses	(49)	(49)
Mortgage loans, net	$37,863	$37,898

Mortgage Loans by Region
	March 31, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	8.6%	$3,245	8.6%
Southern Atlantic	9,351	24.6	9,397	24.7
East South Central	7,719	20.3	7,783	20.5
New England	6,588	17.4	6,588	17.4
Middle Atlantic	6,100	16.1	6,139	16.2
Mountain	1,992	5.3	1,992	5.2
West North Central	2,917	7.7	2,803	7.4
Total mortgage loans at amortized cost	$37,912	100.0%	$37,947	100.0%

Mortgage Loans by Property Type
	March 31, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,593	22.7%	$8,493	22.4%
Office	11,189	29.4	11,267	29.7
Industrial	10,038	26.5	10,056	26.5
Retail	1,992	5.3	1,992	5.2
Mixed use/Other	6,100	16.1	6,139	16.2
Total mortgage loans at amortized cost	$37,912	100.0%	$37,947	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$128	$101	5,350	$7,959	$17,786	$31,324
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$128	$101	$5,350	$7,959	$24,374	$37,912
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $133. As of March 31, 2023, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2023, the Company had an allowance for mortgage loan losses of $49, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
March 31, 2023
Beginning balance, January 1, 2023	$49
Current-period provision for expected credit losses	—
Ending balance of the allowance for mortgage loan losses, March 31, 2023	$49

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

On a quarterly basis, UFG's team of actuaries performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuarial team to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2023 and December 31, 2022 (net of reinsurance amounts):

	March 31, 2023	December 31, 2022
Gross liability for losses and loss settlement expenses at beginning of year	$1,497,274	$1,514,265
Ceded losses and loss settlement expenses	(146,875)	(112,900)
Net liability for losses and loss settlement expenses at beginning of year	$1,350,399	$1,401,365
Losses and loss settlement expenses incurred for claims occurring during
Current year	$170,534	$624,411
Prior years	4,063	12,890
Total incurred	$174,597	$637,301
Losses and loss settlement expense payments for claims occurring during
Current year	$16,401	$215,891
Prior years	145,831	472,377
Total paid	$162,232	$688,268
Net liability for losses and loss settlement expenses at end of period	$1,362,764	$1,350,399
Ceded losses and loss settlement expenses	136,627	146,875
Gross liability for losses and loss settlement expenses at end of period	$1,499,391	$1,497,274

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

Reserve Development

The significant driver of the unfavorable reserve development in the three-month period ended March 31, 2023 was unfavorable development on catastrophe losses. Fire and allied lines experienced unfavorable development on wind and hail catastrophes primarily from 2022 storms, as well as unfavorable development in assumed reinsurance. Non-catastrophe reserve development was flat with unfavorable development in commercial other liability and workers' compensation offset by favorable development in fire and allied lines and commercial automobile.
The significant drivers of the unfavorable reserve development in 2022 were commercial other liability and commercial fire and allied lines. This was offset partially by favorable development in commercial automobile, workers' compensation and fidelity and surety. The unfavorable development in commercial other liability was due to paid loss and LAE which was greater than reductions in reserves for unpaid loss and LAE. Emerging claim experience and deeper data insights during 2022 pointed to an increase in loss exposure on these longer tailed businesses driven in part by social and economic inflation. Commercial fire and allied developed unfavorably due to paid loss and LAE which was greater than reductions in reserves for unpaid loss and LAE driven by catastrophe losses and increased severity on non-catastrophe claims. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss. Paid LAE reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended March 31,	2023	2022	2023	2022

Net periodic benefit cost
Service cost	$954	$1,120	$—	$—
Interest cost	2,526	1,933	—	1
Expected return on plan assets	(3,756)	(4,723)	—	—
Amortization of prior service credit	(820)	(820)	—	(3,771)
Amortization of net loss	52	194	—	706
Net periodic benefit cost	$(1,044)	$(2,296)	$—	$(3,064)

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
In January 2021, the Company changed the postretirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the table above, with a one-time adjustment presented in the line "Special event plan closure" and an additional adjustment in the line "Amortization of prior service credit". The amortization of prior service credits continued through the end of 2022 related to these plan changes. As of December 31, 2022, the postretirement benefit obligation was $0.

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 that we are not required to make a contribution to the pension plan for 2023.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At March 31, 2023, there were 1,112,116 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2023	From Inception to March 31, 2023
Beginning balance	1,342,119	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(250,897)	(3,873,038)
Number of awards forfeited or expired	20,894	935,154
Ending balance	1,112,116	1,112,116
Number of option awards exercised	4,000	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	15,257	283,102

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company’s shareholders approved amendments to the Director Stock Plan, previously approved by the Company’s Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and

(iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At March 31, 2023, the Company had 123,397 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2023	From Inception to March 31, 2023
Beginning balance	123,397	300,000
Additional authorization	—	150,000
Number of awards granted	—	(355,238)
Number of awards forfeited or expired	—	28,635
Ending balance	123,397	123,397
Number of option awards exercised	1,755	152,336
Number of restricted stock awards vested	—	117,001

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2023 and 2022, we recognized stock-based compensation expense of $1,076 and $979, respectively.

As of March 31, 2023, we had $7,126 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2023 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2023	$2,477
2024	2,826
2025	1,626
2026	197
2027	—
Total	$7,126
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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2023		2022
	Basic	Diluted	Basic	Diluted
Net income (loss)	$694	$694	$28,349	$28,349
Weighted-average common shares outstanding	25,220,437	25,220,437	25,100,885	25,100,885
Add dilutive effect of restricted stock unit awards	—	279,678	—	222,220
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,220,437	25,500,115	25,100,885	25,323,105
Earnings (loss) per common share	$0.03	$0.03	$1.13	$1.12
Awards excluded from diluted earnings per share calculation(1)	—	737,629	—	822,375
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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor’s) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the three-month period ended March 31, 2023, interest expense totaled $797. Payment of interest is subject to approval by the Iowa Insurance Division.

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
There was no outstanding balance on the Credit Agreement at March 31, 2023 and 2022, respectively. For the three-month periods ended March 31, 2023 and 2022, we did not incur any interest expense related to the credit facility. We were in compliance with all covenants under the Credit Agreement at March 31, 2023.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2023:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2023	(88,369)	873	$(87,496)
Change in accumulated other comprehensive income (loss) before reclassifications	14,223	(648)	13,575
Reclassification adjustments from accumulated other comprehensive income (loss)	427	41	468
Balance as of March 31, 2023	$(73,719)	$266	$(73,453)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2023, we have leases with remaining terms of one year to five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Components of lease expense:
Operating lease expense	$2,188	$2,177
Less sublease income	167	53
Net lease expense	2,021	2,124
Cash flows information related to leases:
Operating cash outflow from operating leases	2,052	2,143

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2022. There have been no changes in our critical accounting policies from December 31, 2022.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K/A for the year ended December 31, 2022. Our Consolidated Financial Statements are prepared in accordance with GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At March 31, 2023, the Company's FAL investments were comprised of cash of $23.7 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in New Jersey as of March 31, 2023. The business remaining in New Jersey is scheduled to lapse by the end of 2025.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2023, approximately 46.9 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2023	2022	%
Revenues
Net premiums earned	$256,127	$234,228	9.3%
Investment income, net of investment expenses	12,722	11,276	12.8
Net investment gains (losses)	(1,745)	(465)	(275.3)
Other income (loss)	—	(25)	100.0
Total revenues	$267,104	$245,014	9.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$174,597	$130,376	33.9%
Amortization of deferred policy acquisition costs	59,835	50,471	18.6
Other underwriting expenses	31,876	28,644	11.3
Interest expense	797	797	—
Total benefits, losses and expenses	$267,105	$210,288	27.0%

Income (loss) before income taxes	$(1)	$34,726	(100.0)%
Federal income tax expense (benefit)	(695)	6,377	(110.9)
Net income (loss)	$694	$28,349	(97.6)

GAAP Ratios:
Net underlying loss ratio (1)	63.5%	57.5%	10.4%
Catastrophes - effect on net loss ratio (1)	4.6	2.6	76.9
Reserve development-effect on net loss ratio (1)	0.1	(4.4)	102.3
Net loss ratio (2)	68.2%	55.7%	22.4%
Expense ratio (3)	35.8	33.8	5.9
Combined ratio (4)	104.0%	89.5%	16.2%
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
NM = Not meaningful

The following is a summary of our financial performance for the three-month period ended March 31, 2023:

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2023, net income was $0.7 million compared to a net income of $28.3 million for the same period of 2022. The change was primarily due to higher loss and loss adjustment expenses offset by an increase in earned premium.

Net premiums earned increased 9.3 percent during the three-month period ended March 31, 2023 compared to the same period of 2022. Profitable growth is our primary consideration when putting new business on the books and these results reflect growth in assumed reinsurance, other liability, and surety. For the three-month period ended

March 31, 2023, the overall average increase in renewal premiums was 7.4%, with 2.9% from exposure changes and 4.5% from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 8.9%, with 3.1% from exposures changes and 5.8% from rate increases.

Net investment income was $12.7 million for the first quarter of 2023 as compared to $11.3 million for the same period in 2022. The first quarter of 2023 experienced increased fixed maturity income of $2.4 million which was a result of higher investment yields due to higher interest rates. This was partially offset by the change in fair value of our investments in limited liability partnerships. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions.

The Company recognized net investment losses of $1.7 million during the first quarter of 2023, compared to net investment losses of $0.5 million for the same period in 2022. The change in the three-month period ended March 31, 2023 as compared to the same period in 2022 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses increased by 33.9 percent during the three-month period ended March 31, 2023, compared to the same period of 2022, driven by an increase in underlying losses due primarily to the impact of emerging loss trends that led to adverse prior period development in the third and fourth quarters of 2022 as well as increased ceded reinsurance costs and higher retentions across the broader portfolio. There is an additional increase attributable to a shift in accident year loss ratio assumed reinsurance business. This business continues to perform in line with our expectations.

The GAAP combined ratio increased by 14.5 percentage points to 104.0 percent for the first quarter of 2023, compared to 89.5 percent in the same period in 2022. The deterioration was driven by an increase in the underlying loss ratio of 6.0 percentage points, unfavorable prior period reserve development in the current quarter compared to favorable development in the prior period leading to an increase of 4.5 percentage points, and increases in catastrophe loss and underwriting expenses contributing 2.0 percentage points each. Each of these are explained in more detail below.

The net loss ratio increased 12.5 percentage points during the first quarter of 2023 as compared to the same period in 2022. The underlying loss ratio of 63.5% increased 6.0 percentage points which was partially driven by the impacts of the third and fourth quarter 2022 reserve strengthening in long-tailed other liability lines of business that increased our prospective view of loss costs as well as increased ceded reinsurance costs and retentions across the broader portfolio. Also contributing was a shift in accident year loss ratio assumptions for the assumed reinsurance book resulting in a greater portion of loss attributed to the current accident year that better reflects the exposure for this business. This shift was effectively neutral across the total loss ratio. Unfavorable prior period reserve development was 0.1% this quarter compared to favorable development of 4.4% in the first quarter of 2022.

Pre-tax catastrophe losses in the first quarter of 2023 added 4.6 percentage points to the combined ratio compared to 2.6 percentage points added to the combined ratio in the first quarter of 2022. Elevated severe weather losses resulted in this increase of 2.0 percentage points compared to last year. The catastrophe loss ratio was 1.3 percentage points above our 10-year historic mean catastrophe loss ratio, and in line with our 5-year historical average for the first quarter.

The underwriting expense ratio for the first quarter of 2023 was 35.8 percent compared to 33.8 percent for the first quarter of 2022. The expense ratio increased 2.0 percentage points compared to the first quarter of 2022 as a result of strategic investments in talent and technology, as well as changes to our post-retirement benefit plans that reduced expenses in 2022 but have since concluded.

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

2023 Development

The property and casualty insurance business experienced $4.1 million unfavorable development in our net reserves for prior accident years for the three-month period ended March 31, 2023. This was driven by development on catastrophe losses. Fire and allied lines experienced unfavorable development on wind and hail catastrophes primarily from 2022 storms, as well as unfavorable development in assumed reinsurance. Non-catastrophe reserve development was flat with unfavorable development in commercial other liability and workers' compensation offset by favorable development in fire and allied lines and commercial automobile.

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

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2023, our total reserves were within a reasonable range of our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2023			2022
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$78,405	$52,844	67.4%	$70,569	$36,801	52.1%
Fire and allied lines(2)	56,466	45,881	81.3	58,748	45,236	77.0
Automobile	48,972	36,781	75.1	53,232	32,333	60.7
Workers' compensation	13,245	8,051	60.8	14,609	5,078	34.8
Surety(3)	11,946	1,221	10.2	8,120	375	4.6
Miscellaneous	265	137	51.7	279	162	58.1
Total commercial lines	$209,299	$144,915	69.2%	$205,557	$119,985	58.4%

Personal lines
Fire and allied lines(4)	$1,952	$2,186	112.0%	$950	$1,191	125.4
Automobile	—	(254)	NM	1	(729)	NM
Miscellaneous	7	(46)	NM	17	(18)	(105.9)
Total personal lines	$1,959	$1,886	96.3%	$968	$444	45.9%
Assumed reinsurance	$44,869	$27,796	61.9%	$27,703	$9,947	35.9%
Total	$256,127	$174,597	68.2%	$234,228	$130,376	55.7%
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
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio deteriorated 15.3 percentage points in the three-month period ended March 31, 2023 as compared to the same period in 2022. This deterioration is related to an increase in severity driven by construction defect and an increase in frequency in standard umbrella. During the last half of 2022, a combination of deeper analytical insights and emerging claim experience has increased our view of potential exposure within this line. Our prospective view of loss costs in these long-tailed lines increased during the last half of 2022.

•Commercial fire and allied lines - The net loss ratio deteriorated 4.3 percentage points in the three-month period ended March 31, 2023 as compared to the same period in 2022 primarily due to an increase in catastrophe losses. The first quarter of 2023 experienced both unfavorable development from prior year catastrophes as well as losses from winter storms and wind and hail events that occurred in the current quarter. In addition, there has been a modest impact from increased ceded reinsurance costs and higher retentions across the broader portfolio.

•Commercial automobile - The net loss ratio deteriorated 14.4 percentage points in the three-month period ended March 31, 2023 as compared to the same period in 2022 primarily due to favorable prior year reserve development being smaller in 2023 as compared to 2022. Benefits from our specialized claims operating model drove favorable emergence in 2022.

•Workers' compensation - The net loss ratio deteriorated 26.0 percentage points in the three-month period ended March 31, 2023 as compared to the same period in 2022 primarily related to unfavorable prior year reserve development in the current quarter as compared to favorable reserve development in the same period of 2022. There was also a small number of large losses in the current quarter contributing to the increase.

•Assumed reinsurance - The net loss ratio deteriorated 26.0 percentage points in the three-month period ended March 31, 2023 as compared to the same period in 2022. This deterioration is driven by a favorable release of catastrophe reserves that occurred in the first quarter of 2022, and growth in reinsurance treaties with less exposure to catastrophes.

Financial Condition

Stockholders' equity increased to $751.8 million at March 31, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $29.80, which is an increase of $0.44 per share, or 1.5 percent, from December 31, 2022. The increase is primarily attributable to the $14.7 million increase in the net unrealized value from our fixed maturity securities, net of tax, and net income of $0.7 million, offset by shareholder dividends of $4.0 million during the first three months of 2023.

Investment Portfolio

Our invested assets totaled $1.9 billion at March 31, 2023, compared to $1.8 billion at December 31, 2022, an increase of $34.8 million. At March 31, 2023, fixed maturity securities and equity securities made up 84.7 percent and 8.5 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to borrow funds available under our revolving credit facility.

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
The composition of our investment portfolio at March 31, 2023 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,591,169	84.7%
Equity securities	159,378	8.5
Mortgage loans	37,863	2.0
Other long-term investments	91,003	4.8
Short-term investments	275	—
Total	$1,879,688	100.0%
(1) Available-for-sale securities fixed maturities are carried at fair value.

As of March 31, 2023 and December 31, 2022, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at March 31, 2023 and December 31, 2022. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2023		December 31, 2022
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$551,231	34.6%	$540,485	34.8%
AA	486,406	30.6	482,369	31.1
A	239,669	15.1	232,668	15.0
Baa/BBB	300,632	18.9	278,247	17.9
Other/Not Rated	13,231	0.8	17,567	1.1
	$1,591,169	100.0%	$1,551,336	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased slightly in the three-month period ended March 31, 2023, compared with the same period of 2022 primarily due to the higher yields in the fixed income portfolio offset by the change in the fair value of our investments in limited liability partnerships.

Investment Results
(unaudited)	Three Months Ended March 31,
(In Thousands)	2023	2022
Investment income:
Interest on fixed maturities	$13,297	$10,891
Dividends on equity securities	1,243	1,268
Income on other long-term investments	(1,080)	531
Other	1,860	708
Total investment income	$15,320	$13,398
Less investment expenses	2,598	2,122
Net investment income	$12,722	$11,276

Average yields:
Fixed income securities:
Pre-tax (1)	3.26%	2.68%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses

We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three-month period ended March 31, 2023, the change in value of our investments in limited liability partnerships resulted in an investment loss of $1.1 million as compared to investment income of $0.5 million in the same period of 2022.
We had net investment losses of $1.7 million during the three-month period ended March 31, 2023, as compared to net investment losses of $0.5 million in the same period of 2022. The change in the three-month period ended March 31, 2023 as compared to the same period in 2022 was primarily due to the change in the fair value of our equity securities investments driven by equity market losses in 2023.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, impact stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at March 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. An example of a market-linked adjustment is the change in commercial market price appreciation or change in gross domestic product, with every point of fall leading to an increase in loss reserve. Local market economics are also considered. On a quarterly basis, quantitative credit risk metrics, including for example, cash flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations.

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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2023 and 2022:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2023	2022
Cash provided by (used in)
Operating activities	$(6,786)	$1,595
Investing activities	(32,501)	(20,061)
Financing activities	(4,133)	(4,116)
Net change in cash and cash equivalents	$(43,420)	$(22,582)
Our cash flows were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2023 and 2022 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next twelve months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had outflows of $6.8 million and inflows of $1.6 million for the three-month periods ended March 31, 2023 and 2022, respectively. In the three-month period ended March 31, 2023, the net operating cash outflows were driven by loss and expense outflows not being fully offset by premium and reinsurance related cash inflows.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $522.1 million, or 32.8 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2023, our cash and cash equivalents included $18.0 million related to these money market accounts, compared to $31.3 million at December 31, 2022.
Net cash flows used by investing activities were $32.5 million for the three-month period ended March 31, 2023, compared to net cash flows used by investing activities of $20.1 million for the three-month period ended March 31, 2022. For the three-month periods ended March 31, 2023 and 2022, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $31.3 million and $67.0 million, respectively. Our cash outflows for investment purchases were $61.2 million for the three-month period ended March 31, 2023, compared to $84.5 million for the same period of 2022.

Financing Activities
Net cash flows used in financing activities was $4.1 million for the three-month period ended March 31, 2023 which was flat compared to $4.1 million used in the three-month period ended March 31, 2022.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50 million revolving credit facility, which includes a $20 million letter of credit sub-facility and a $5 million swing line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100 million if agreed to by the Lenders providing such incremental facility. As of March 31, 2023 and 2022, there were no balances outstanding under the Credit Agreement. For the three-month period ended March 31, 2023 and 2022, we did not incur any interest expense related to the credit facility. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $4.0 million and $3.8 million in the three-month periods ended March 31, 2023 and 2022, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2023, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $62.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity increased to $751.8 million at March 31, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $29.80, which is an increase of $0.44 per share, or 1.5 percent, from December 31, 2022. The increase is primarily attributable to the $14.7 million increase in the net unrealized value from our fixed maturity securities, net of tax, and net income of $0.7 million, offset by shareholder dividends of $4.0 million during the first three months of 2023.

Funding Commitments

Pursuant to an agreement with one of our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon request of the partnership. Our remaining potential contractual obligation was $40.0 million at March 31, 2023.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three-year lockup with a 60-day minimum notice, with 4 possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at March 31, 2023 was $24.7 million and there are no remaining capital contribution obligations with this investment.

MEASUREMENT OF RESULTS
Management evaluates our operations by monitoring key measures of growth and profitability. The following section provides further explanation of catastrophe losses, a key measure management uses to evaluate our results.

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

	Three Months Ended March 31,
(In Thousands)	2023	2022
ISO catastrophes	$12,562	$7,905
Non-ISO catastrophes (1)	(898)	(1,728)
Total catastrophes	$11,664	$6,177
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2023, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2023 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 1, 2023. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,528,886 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1*	Amended executive employment offer letter to Julie Stephenson, Chief Operating Officer, dated March 1, 2023		X
31.1	Certification of Kevin Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three-months ended March 31, 2023 and 2022 (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three-months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

May 9, 2023	May 9, 2023
(Date)	(Date)