Form 10-Q
period 2023-06-30
UNITED FIRE GROUP INC
filed 2023-08-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

As of August 1, 2023, 25,264,558 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2023

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
◦Governmental actions, policies and regulations, including, but not limited to, domestic health care reform, financial services regulatory reform, and other federal stimulus relief legislation, corporate governance, new laws or regulations or court decisions interpreting existing laws and regulations or policy provisions; changes in laws, regulations and stock exchange requirements relating to corporate governance and the cost of compliance;
◦We will be at a competitive disadvantage if, over time, our competitors are more effective than us in their utilization of technology and evolving data analytics; and
◦We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost.
◦Our stock price could become more volatile and your investment could lose value.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,681,117 in 2023 and $1,662,680 in 2022)	$1,568,382	$1,551,336
Equity securities at fair value (cost $59,922 in 2023 and $75,292 in 2022)	129,625	169,106
Mortgage loans	45,756	37,947
Less: allowance for mortgage loan losses	55	49
Mortgage loans, net	45,701	37,898
Other long-term investments	91,663	86,276
Short-term investments	250	275
Total investments	1,835,621	1,844,891
Cash and cash equivalents	79,704	96,650
Accrued investment income	14,738	14,480
Premiums receivable (net of allowance for doubtful accounts of $1,531 in 2023 and $1,575 in 2022)	463,686	365,729
Deferred policy acquisition costs	122,649	104,225
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $63,774 in 2023 and $59,566 in 2022)	133,950	133,113
Reinsurance receivables and recoverables (net of allowance for credit losses of $118 in 2023 and $82 in 2022)	194,866	170,953
Prepaid reinsurance premiums	12,970	11,300
Intangible assets	4,970	5,324
Deferred tax asset	22,479	15,531
Income taxes receivable	42,850	31,418
Other assets	89,394	88,672
TOTAL ASSETS	$3,017,877	$2,882,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,614,832	$1,497,274
Unearned premiums	537,637	474,388
Accrued expenses and other liabilities	139,043	120,510
Long term debt	50,000	50,000
TOTAL LIABILITIES	$2,341,512	$2,142,172
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,262,949 and 25,210,541 shares issued and outstanding in 2023 and 2022, respectively	$25	$25
Additional paid-in capital	208,987	207,030
Retained earnings	556,788	620,555
Accumulated other comprehensive income, net of tax	(89,435)	(87,496)
TOTAL STOCKHOLDERS’ EQUITY	$676,365	$740,114
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,017,877	$2,882,286
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2023	2022	2023	2022
Revenues
Net premiums earned	$254,638	$231,262	$510,765	$465,490
Investment income, net of investment expenses	11,327	9,180	24,049	20,456
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(152) and $(692) in 2023 and $(716) and $(398) in 2022; previously included in accumulated other comprehensive income (loss))	1,124	(20,932)	(621)	(21,397)
Other income (loss)	—	26	—	1
Total revenues	$267,089	$219,536	$534,193	$464,550
Benefits, Losses and Expenses
Losses and loss settlement expenses	$250,730	$151,508	$425,327	$281,884
Amortization of deferred policy acquisition costs	59,156	52,538	118,991	103,009
Other underwriting expenses (includes reclassifications for employee benefit costs of $52 and $104 in 2023 and $900 and $1,800 in 2022; previously included in accumulated other comprehensive income (loss))	28,633	28,754	60,509	57,398
Interest expense	797	797	1,594	1,594
Total benefits, losses and expenses	$339,316	$233,597	$606,421	$443,885
Income (loss) before income taxes	$(72,227)	$(14,061)	$(72,228)	$20,665
Federal income tax expense (benefit) (includes reclassifications of $43 and $167 in 2023 and $339 and $461 in 2022; previously included in accumulated other comprehensive income (loss))	(15,845)	(3,604)	(16,540)	2,773
Net Income (loss)	$(56,382)	$(10,457)	$(55,688)	$17,892
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(19,616)	$(50,691)	$(1,612)	$(133,656)
Change in liability for underfunded employee benefit plans	(820)	(4,591)	(1,640)	(9,183)
Other comprehensive income (loss), before tax and reclassification adjustments	$(20,436)	$(55,282)	$(3,252)	$(142,839)
Income tax effect	4,293	11,609	684	29,997
Other comprehensive income (loss), after tax, before reclassification adjustments	$(16,143)	$(43,673)	$(2,568)	$(112,842)
Reclassification adjustment for net investment losses included in income	$152	$716	$692	$398
Reclassification adjustment for employee benefit costs included in expense	52	900	104	1,800
Total reclassification adjustments, before tax	$204	$1,616	$796	$2,198
Income tax effect	(43)	(339)	(167)	(461)
Total reclassification adjustments, after tax	$161	$1,277	$629	$1,737
Comprehensive income (loss)	$(72,364)	$(52,853)	$(57,627)	$(93,213)
Diluted weighted average common shares outstanding	25,249,073	25,148,143	25,234,834	25,410,649
Earnings per common share:
Basic	$(2.23)	$(0.42)	$(2.21)	$0.71
Diluted	(2.23)	(0.42)	(2.21)	0.70
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance, March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795
Net income (loss)	—	$—	$—	$(56,382)	$—	$(56,382)
Stock based compensation	31,396	—	977	—	—	977
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(15,376)	(15,376)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(606)	(606)
Balance, June 30, 2023	25,262.949	$25	$208,987	$556,788	$(89,435)	$676,365
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total

Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock $0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
Net income	—	$—	$—	$(10,457)	$—	$(10,457)
Shares repurchased	—	—	—	—	—	—
Stock based compensation	67,404	—	2,159	—	—	2,159
Dividends on common stock $0.15 per share)	—	—	—	(4,028)	—	(4,028)
Change in net unrealized investment appreciation(1)	—	—	—	—	(39,480)	(39,480)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, June 30, 2022	25,186,648	$25	$206,165	$631,481	$(56,768)	$780,903
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$(55,688)	$17,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	3,491	5,101
Depreciation and amortization	5,182	3,411
Stock-based compensation expense	2,175	1,762
Net investment (gains) losses	312	21,397
Net cash flows from equity and trading investments	39,553	29,161
Deferred income tax expense (benefit)	(6,433)	(6,602)
Changes in:
Accrued investment income	(258)	(683)
Premiums receivable	(97,957)	(56,235)
Deferred policy acquisition costs	(18,424)	(12,644)
Reinsurance receivables	(23,913)	(7,712)
Prepaid reinsurance premiums	(1,670)	(1,295)
Income taxes receivable	(11,432)	(1,270)
Other assets	(248)	(2,444)
Losses and loss settlement expenses	117,558	(54,437)
Unearned premiums	63,249	37,880
Accrued expenses and other liabilities	16,997	6,808
Other, net	5,370	4,036
Cash from operating activities	93,552	(33,766)
Net cash provided by (used in) operating activities	$37,864	$(15,874)
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$43,809	$65,010
Proceeds from call and maturity of available-for-sale investments	28,036	104,349
Proceeds from sale of other investments	2,111	2,382
Purchase of investments in mortgage loans	(8,137)	(103)
Purchase of investments available-for-sale	(94,204)	(186,520)
Purchase of other investments	(12,511)	(3,344)
Net purchases and sales of property and equipment	(5,617)	697
Net cash provided by (used in) investing activities	$(46,513)	$(17,529)
Cash Flows From Financing Activities
Issuance of common stock	$(218)	$1,028
Payment of cash dividends	(8,079)	(7,795)
Net cash provided by (used in) financing activities	$(8,297)	$(6,767)

Net Change in Cash and Cash Equivalents	$(16,946)	$(40,170)
Cash and Cash Equivalents at Beginning of Period	96,650	132,104
Cash and Cash Equivalents at End of Period	$79,704	$91,934

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$1,324	$21,525
Interest paid	$1,594	$1,594
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
Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's") through McIntyre Cedar Corporate Member LLP. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At June 30, 2023, the Company's FAL investments were comprised of cash of $24,383 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2023.

Total
Recorded asset at beginning of period	$104,225
Underwriting costs deferred	137,415
Amortization of deferred policy acquisition costs	(118,991)
Recorded asset at June 30, 2023	$122,649

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
Long Term Debt
The Company executed a private placement debt transaction on December 15, 2020 between United Fire & Casualty Company ("UF&C"), and Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life" and, together with Federated Mutual, the "Note Purchasers").

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

Interest payments under the long term debt are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the six-month period ended June 30, 2023, interest totaled $1,594 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported a consolidated federal income tax benefit of $16,540 for the six-month period ended June 30, 2023 compared to an income tax expense of $2,773 during the same period of 2022. Our effective tax rate for 2023 and 2022 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2023 or December 31, 2022. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at June 30, 2023 or December 31, 2022.
For the six-month periods ended June 30, 2023 and 2022, we made payments for income taxes totaling $1,324 and $21,525, respectively. We did not receive a federal tax refund for the six-month period ended June 30, 2023. For the six-month period ended June 30, 2022, we received a federal tax refund of $10,789.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiary largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at June 30, 2023 was $2,824 and there are no future funding commitments.
Credit Losses
The Company recognizes credit losses for our available-for-sale fixed-maturity portfolio, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income and Comprehensive Income.
For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for our available-for-sale fixed-maturity portfolio, see Note 2 "Summary of Investments."
An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including, for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is presented as a separate line in the Consolidated Balance Sheets beneath the asset value as well as presented net and recorded through "Net investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 3 "Fair Value of Financial Instruments."
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year one bond recovery rates from 1983-2017. The allowance calculated as of June 30, 2023 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of June 30, 2023, the Company had a credit loss allowance for reinsurance receivables of $118.

Rollforward of credit loss allowance for reinsurance receivables:
As of
June 30, 2023
Beginning balance, January 1, 2023	$82
Current-period provision for expected credit losses	36
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivables, June 30, 2023	$118

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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2022

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other changes, created a new corporate alternative minimum tax ("CAMT") based on adjusted financial statement income and imposes a 1 percent excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company does not expect to be subject to CAMT in 2023 and does not expect the IRA to have a material impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of June 30, 2023 and December 31, 2022, is provided below:

June 30, 2023
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$22,609	$—	$1,045	$21,564	$—	$21,564
U.S. government agency	90,766	—	9,521	81,245	—	81,245
States, municipalities and political subdivisions
General obligations:
Midwest	58,779	115	411	58,483	—	58,483
Northeast	11,458	—	60	11,398	—	11,398
South	55,446	24	709	54,761	—	54,761
West	83,761	68	795	83,034	—	83,034
Special revenue:
Midwest	102,770	172	809	102,133	—	102,133
Northeast	52,962	73	1,082	51,953	—	51,953
South	168,751	68	3,253	165,566	—	165,566
West	105,781	81	1,549	104,313	—	104,313
Foreign bonds	41,128	—	4,355	36,773	—	36,773
Public utilities	141,667	55	13,418	128,304	—	128,304
Corporate bonds
Energy	44,448	—	3,105	41,343	—	41,343
Industrials	63,748	135	5,270	58,613	—	58,613
Consumer goods and services	100,369	—	9,847	90,522	—	90,522
Health care	37,932	26	5,145	32,813	—	32,813
Technology, media and telecommunications	72,097	—	6,732	65,365	—	65,365
Financial services	137,047	112	10,766	126,393	1	126,392
Mortgage-backed securities	25,339	—	2,666	22,673	—	22,673
Collateralized mortgage obligations
Government national mortgage association	114,875	15	14,369	100,521	—	100,521
Federal home loan mortgage corporation	91,108	—	13,948	77,160	—	77,160
Federal national mortgage association	54,521	18	5,213	49,326	—	49,326
Asset-backed securities	3,755	498	126	4,127	—	4,127
Total Available-for-Sale Fixed Maturities	$1,681,117	$1,460	$114,194	$1,568,383	$1	$1,568,382

December 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,684	$—	$1,009	$14,675	$—	$14,675
U.S. government agency	94,092	35	9,721	84,406	—	84,406
States, municipalities and political subdivisions
General obligations:
Midwest	61,191	185	263	61,113	—	61,113
Northeast	15,518	18	73	15,463	—	15,463
South	64,851	57	927	63,981	—	63,981
West	87,094	163	712	86,545	—	86,545
Special revenue:
Midwest	103,107	224	1,065	102,266	—	102,266
Northeast	55,292	76	1,148	54,220	—	54,220
South	184,108	278	3,529	180,857	—	180,857
West	113,594	275	1,657	112,212	—	112,212
Foreign bonds	36,129	—	4,480	31,649	—	31,649
Public utilities	138,752	65	13,406	125,411	—	125,411
Corporate bonds
Energy	36,507	—	3,298	33,209	—	33,209
Industrials	58,334	62	5,554	52,842	—	52,842
Consumer goods and services	100,539	—	10,598	89,941	—	89,941
Health care	32,987	24	5,419	27,592	—	27,592
Technology, media and telecommunications	67,193	—	7,253	59,940	—	59,940
Financial services	132,849	851	9,408	124,292	3	124,289
Mortgage-backed securities	20,450	—	2,750	17,700	—	17,700
Collateralized mortgage obligations
Government national mortgage association	97,839	—	13,291	84,548	—	84,548
Federal home loan mortgage corporation	92,366	—	13,528	78,838	—	78,838
Federal national mortgage association	50,272	5	4,891	45,386	—	45,386
Asset-backed securities	3,932	466	145	4,253	—	4,253
Total Available-for-Sale Fixed Maturities	$1,662,680	$2,784	$114,125	$1,551,339	$3	$1,551,336

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2023, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
June 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$49,564	$49,282
Due after one year through five years	495,560	477,938
Due after five years through 10 years	515,165	478,898
Due after 10 years	331,230	308,458
Asset-backed securities	3,755	4,127
Mortgage-backed securities	25,339	22,673
Collateralized mortgage obligations	260,504	227,007
	$1,681,117	$1,568,383
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(248)	$(1,632)	$(426)	$(1,299)
Allowance for credit losses	177	—	1	—
Equity securities
Change in the fair value	(459)	(18,335)	(2,164)	(19,324)
Sales	1,735	(1,881)	2,235	(1,675)
Mortgage loans allowance for credit losses	(6)	—	(6)	5
Other long-term investments	(122)	(22)	(308)	(42)
Real estate	47	938	47	938
Total net investment gains (losses)	$1,124	$(20,932)	$(621)	$(21,397)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$33,941	$65,010	$43,809	$65,010
Gross realized gains	110	114	121	447
Gross realized losses	358	1,747	547	1,747

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $34,636 at June 30, 2023.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60-day minimum notice, with four possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at June 30, 2023 was $25,372 and there are no remaining capital contributions with this investment.
Unrealized Appreciation and Depreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Six Months Ended June 30,
	2023	2022
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$(919)	$(133,257)
Income tax effect	193	27,983
Total change in net unrealized investment appreciation (depreciation), net of tax	$(726)	$(105,274)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at June 30, 2023.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
June 30, 2023
Beginning balance, January 1, 2023	$3
Recoveries of amounts previously written off	(2)
Ending balance, June 30, 2023	$1

Fixed Maturities Unrealized Depreciation
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at June 30, 2023 and December 31, 2022. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	3	$9,082	$103	6	$12,482	$942	$21,564	$1,045
U.S. government agency	8	23,264	768	18	57,981	8,753	81,245	9,521
States, municipalities and political subdivisions
General obligations
Midwest	26	38,149	321	1	7,728	90	45,877	411
Northeast	5	11,398	60	—	—	—	11,398	60
South	22	37,942	403	5	11,722	306	49,664	709
West	27	61,813	583	3	11,055	212	72,868	795
Special revenue
Midwest	29	54,006	444	8	16,747	365	70,753	809
Northeast	9	22,914	385	6	17,412	697	40,326	1,082
South	42	90,055	1,075	24	52,927	2,178	142,982	3,253
West	34	50,810	574	13	36,389	975	87,199	1,549
Foreign bonds	6	17,051	1,207	9	19,722	3,148	36,773	4,355
Public utilities	16	42,949	2,637	37	78,805	10,781	121,754	13,418
Corporate bonds
Energy	11	22,087	602	8	19,256	2,503	41,343	3,105
Industrials	11	27,922	919	13	23,584	4,351	51,506	5,270
Consumer goods and services	16	44,704	1,440	19	45,817	8,407	90,521	9,847
Health care	6	13,920	411	7	17,048	4,734	30,968	5,145
Technology, media and telecommunications	12	27,692	813	18	37,672	5,919	65,364	6,732
Financial services	22	53,576	3,054	28	69,708	7,712	123,284	10,766
Mortgage-backed securities	14	6,658	120	38	16,015	2,546	22,673	2,666
Collateralized mortgage obligations
Government National Mortgage Association	13	28,290	1,046	33	67,170	13,323	95,460	14,369
Federal Home Loan Mortgage Corporation	5	13,312	2,534	33	63,848	11,414	77,160	13,948
Federal National Mortgage Association	7	16,599	509	16	28,324	4,704	44,923	5,213
Asset-backed securities	—	—	—	1	3,289	126	3,289	126
Total Available-for-Sale Fixed Maturities	344	$714,193	$20,008	344	$714,701	$94,186	$1,428,894	$114,194

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2023, the cash surrender value of the COLI policies was $11,354 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flow analysis.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,568,383	$1,568,382	$1,551,339	$1,551,336
Equity securities	129,625	129,625	169,106	169,106
Mortgage loans	43,078	45,701	35,302	37,898
Other long-term investments	91,663	91,663	86,276	86,276
Short-term investments	250	250	275	275
Cash and cash equivalents	79,704	79,704	96,650	96,650
Corporate-owned life insurance	11,354	11,354	10,588	10,588
Liabilities
Long Term Debt	37,050	50,000	36,168	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2023 and December 31, 2022:

June 30, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$21,564	$—	$21,564	$—
U.S. government agency	81,245	—	81,245	—
States, municipalities and political subdivisions
General obligations
Midwest	58,483	—	58,483	—
Northeast	11,398	—	11,398	—
South	54,761	—	54,761	—
West	83,034	—	83,034	—
Special revenue
Midwest	102,133	—	102,133	—
Northeast	51,953	—	51,953	—
South	165,566	—	165,566	—
West	104,313	—	104,313	—
Foreign bonds	36,773	—	36,773	—
Public utilities	128,304	—	128,304	—
Corporate bonds
Energy	41,343	—	41,343	—
Industrials	58,613	—	58,613	—
Consumer goods and services	90,522	—	90,522	—
Health care	32,813	—	32,813	—
Technology, media and telecommunications	65,365	—	65,365	—
Financial services	126,393	—	121,628	4,765
Mortgage-backed securities	22,673	—	22,673	—
Collateralized mortgage obligations
Government national mortgage association	100,521	—	100,521	—
Federal home loan mortgage corporation	77,160	—	77,160	—
Federal national mortgage association	49,326	—	49,326	—
Asset-backed securities	4,127	—	3,290	837
Total Available-for-Sale Fixed Maturities	$1,568,383	$—	$1,562,781	$5,602
EQUITY SECURITIES
Common stocks
Public utilities	$7,788	$7,788	$—	$—
Energy	16,997	16,997	—	—
Industrials	28,689	28,689	—	—
Consumer goods and services	33,314	33,314	—	—
Health care	8,199	8,199	—	—

Technology, media and telecommunications	18,079	18,079	—	—
Financial services	16,559	16,559	—	—
Total Equity Securities	$129,625	$129,625	$—	$—
Short-Term Investments	$250	$250	$—	$—
Money Market Accounts	$23,813	$23,813	$—	$—
Corporate-Owned Life Insurance	$11,354	$—	$11,354	$—
Total Assets Measured at Fair Value	$1,733,425	$153,688	$1,574,135	$5,602

December 31, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,675	$—	$14,675	$—
U.S. government agency	84,406	—	84,406	—
States, municipalities and political subdivisions
General obligations
Midwest	61,113	—	61,113	—
Northeast	15,463	—	15,463	—
South	63,981	—	63,981	—
West	86,545	—	86,545	—
Special revenue
Midwest	102,266	—	102,266	—
Northeast	54,220	—	54,220	—
South	180,857	—	180,857	—
West	112,212	—	112,212	—
Foreign bonds	31,649	—	31,649	—
Public utilities	125,411	—	125,411	—
Corporate bonds
Energy	33,209	—	33,209	—
Industrials	52,842	—	52,842	—
Consumer goods and services	89,941	—	89,941	—
Health care	27,592	—	27,592	—
Technology, media and telecommunications	59,940	—	59,940	—
Financial services	124,292	—	118,617	5,675
Mortgage-backed securities	17,700	—	17,700	—
Collateralized mortgage obligations
Government national mortgage association	84,548	—	84,548	—
Federal home loan mortgage corporation	78,838	—	78,838	—
Federal national mortgage association	45,386	—	45,386	—
Asset-backed securities	4,253	—	3,452	801
Total Available-for-Sale Fixed Maturities	$1,551,339	$—	$1,544,863	$6,476

EQUITY SECURITIES
Common stocks
Public utilities	$14,846	$14,846	$—	$—
Energy	19,743	19,743	—	—
Industrials	27,163	27,163	—	—
Consumer goods and services	43,139	43,139	—	—
Health care	7,981	7,981	—	—
Technology, media and telecommunications	28,213	28,213	—	—
Financial services	28,021	28,021	—	—
Total Equity Securities	$169,106	$169,106	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$31,289	$31,289	$—	$—
Corporate-Owned Life Insurance	$10,588	$—	$10,588	$—
Total Assets Measured at Fair Value	$1,762,597	$200,670	$1,555,451	$6,476
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at June 30, 2023 and December 31, 2022 was reasonable.
For the three- and six-month periods ended June 30, 2023, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers' valuation processes.

The following table provides quantitative information about our Level 3 securities at June 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	June 30, 2023
Fixed Maturities corporate	$4,765	Discounted cash flow	Discount Rates	3.5% - 7.5%

Fixed Maturities asset-backed securities	837	Discounted cash flow	Probability of default	4% - 6%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2023:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - April 1, 2023	$5,413	$851	$6,264
Net unrealized gains (losses)(1)	(648)	(14)	(662)
Ending Balance - June 30, 2023	$4,765	$837	$5,602
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2023:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2023	$5,675	$801	$6,476
Net unrealized gains (losses)(1)	(910)	36	(874)
Ending Balance - June 30, 2023	$4,765	$837	$5,602
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2023 and December 31, 2022:

Commercial Mortgage Loans
	June 30, 2023	December 31, 2022
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$37,003	$29,231
65%-75%	8,753	8,716
Total amortized cost	$45,756	$37,947
Allowance for mortgage loan losses	(55)	(49)
Mortgage loans, net	$45,701	$37,898

Mortgage Loans by Region
	June 30, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.1%	$3,245	8.6%
Southern Atlantic	17,312	37.9	9,397	24.7
East South Central	7,656	16.7	7,783	20.5
New England	6,588	14.4	6,588	17.4
Middle Atlantic	6,060	13.2	6,139	16.2
Mountain	1,992	4.4	1,992	5.2
West North Central	2,903	6.3	2,803	7.4
Total mortgage loans at amortized cost	$45,756	100.0%	$37,947	100.0%

Mortgage Loans by Property Type
	June 30, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,565	18.7%	$8,493	22.4%
Office	11,110	24.3	11,267	29.7
Industrial	10,021	21.9	10,056	26.5
Retail	10,000	21.9	1,992	5.2
Mixed use/Other	6,060	13.2	6,139	16.2
Total mortgage loans at amortized cost	$45,756	100.0%	$37,947	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,136	$101	5,321	$7,928	$17,682	$39,168
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,136	$101	$5,321	$7,928	$24,270	$45,756
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $210. As of June 30, 2023, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2023, the Company had an allowance for mortgage loan losses of $55, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
June 30, 2023
Beginning balance, January 1, 2023	$49
Current-period provision for expected credit losses	6
Ending balance of the allowance for mortgage loan losses, June 30, 2023	$55

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

On a quarterly basis, UFG's team of actuaries performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuarial team to review, on a quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2023 and December 31, 2022 (net of reinsurance amounts):

	June 30, 2023	December 31, 2022
Gross liability for losses and loss settlement expenses at beginning of year	$1,497,274	$1,514,265
Ceded losses and loss settlement expenses	(146,875)	(112,900)
Net liability for losses and loss settlement expenses at beginning of year	$1,350,399	$1,401,365
Losses and loss settlement expenses incurred for claims occurring during
Current year	$370,535	$624,411
Prior years	54,792	12,890
Total incurred	$425,327	$637,301
Losses and loss settlement expense payments for claims occurring during
Current year	$75,485	$215,891
Prior years	260,444	472,377
Total paid	$335,929	$688,268
Net liability for losses and loss settlement expenses at end of period	$1,439,797	$1,350,399
Ceded losses and loss settlement expenses	175,034	146,875
Gross liability for losses and loss settlement expenses at end of period	$1,614,832	$1,497,274

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

Reserve Development

During the first half of 2023, the Company made additional refinements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial auto line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were offset by favorable development in workers' compensation and fire and allied lines.
The significant drivers of the unfavorable reserve development in 2022 were commercial other liability and commercial fire and allied lines. This was offset partially by favorable development in commercial automobile, workers' compensation and fidelity and surety. The unfavorable development in commercial other liability was due to paid loss and loss adjustment expense ("LAE") which was greater than reductions in reserves for unpaid loss and LAE. Emerging claim experience and deeper data insights during 2022 pointed to an increase in loss exposure on these longer tailed businesses driven in part by social and economic inflation. Commercial fire and allied developed unfavorably due to paid loss and LAE which was greater than reductions in reserves for unpaid loss and LAE driven by catastrophe losses and increased severity on non-catastrophe claims. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss. Paid LAE reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended June 30,	2023	2022	2023	2022

Net periodic benefit cost
Service cost	$954	$1,120	$—	$—
Interest cost	2,526	1,933	—	1
Expected return on plan assets	(3,756)	(4,723)	—	—
Amortization of prior service credit	(820)	(820)	—	(3,771)
Amortization of net loss	52	194	—	706
Net periodic benefit cost	$(1,044)	$(2,296)	$—	$(3,064)

	Pension Plan		Postretirement Benefit Plan
Six Months Ended June 30,	2023	2022	2023	2022

Net periodic benefit cost
Service cost	$1,909	$2,240	$—	$—
Interest cost	5,053	3,865	—	1
Expected return on plan assets	(7,513)	(9,445)	—	—
Amortization of prior service credit	(1,640)	(1,640)	—	(7,543)
Amortization of net loss	104	388	—	1,412
Special event plan closure	—	—	—	—
Net periodic benefit cost	$(2,087)	$(4,591)	$—	$(6,129)

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

In January 2021, the Company changed the postretirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the table above, with a one-time adjustment presented in the line "Special event plan closure" and an additional one-time adjustment in the line "Amortization of prior service credit". The amortization of prior service credits continued through the end of 2022 related to these plan changes. As of December 31, 2022, the postretirement benefit obligation was $0.

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 that we are not required to make a contribution to the pension plan for 2023.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At June 30, 2023, there were 1,113,611 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2023	From Inception to June 30, 2023
Beginning balance	1,342,119	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(259,897)	(3,882,038)
Number of awards forfeited or expired	31,389	945,649
Ending balance	1,113,611	1,113,611
Number of option awards exercised	4,000	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	25,698	293,543

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company's shareholders approved amendments to the Director Stock Plan, previously approved by the Company's Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At June 30, 2023, the Company had 103,600 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2023	From Inception to June 30, 2023
Beginning balance	123,397	300,000
Additional authorization	—	150,000
Number of awards granted	(31,380)	(386,618)
Number of awards forfeited or expired	11,583	40,218
Ending balance	103,600	103,600
Number of option awards exercised	1,755	152,336
Number of restricted stock awards vested	—	117,001

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $1,100 and $783, respectively. For the six-month periods ended June 30, 2023 and 2022, we recognized stock-based compensation expense of $2,176 and $1,762, respectively.

As of June 30, 2023, we had $7,027 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2023 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2023	$1,995
2024	3,173
2025	1,660
2026	199
2027	—
Total	$7,027

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
The components of basic and diluted earnings per share were as follows for the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2023		2022
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(56,382)	$(56,382)	$(10,457)	$(10,457)
Weighted-average common shares outstanding	25,249,073	25,249,073	25,148,143	25,148,143
Add dilutive effect of restricted stock unit awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,249,073	25,249,073	25,148,143	25,148,143
Earnings (loss) per common share	$(2.23)	$(2.23)	$(0.42)	$(0.42)
Awards excluded from diluted earnings per share calculation(1)	—	826,259	—	392,062
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2023		2022
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(55,688)	$(55,688)	$17,892	$17,892
Weighted-average common shares outstanding	25,234,834	25,234,834	25,124,644	25,124,644
Add dilutive effect of restricted stock unit awards	—	—	—	245,944
Add dilutive effect of stock options	—	—	—	40,061
Weighted-average common shares outstanding	25,234,834	25,234,834	25,124,644	25,410,649
Earnings (loss) per common share	$(2.21)	$(2.21)	$0.71	$0.70
Awards excluded from diluted earnings per share calculation(1)	—	822,692	—	733,940
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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the six-month period ended June 30, 2023, interest expense totaled $1,594. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

Credit Facilities
On March 31, 2020, UF&C, a wholly owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which includes a $20,000 letter of credit sub-facility and a $5,000 swing-line loan for working capital and other general corporate purposes. The Credit Agreement is provided by the Lenders on an unsecured basis, and UF&C has the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.

The Credit Agreement includes customary events of default, including default in payments of principals, default in payment of other indebtedness, change of control and voluntary and involuntary insolvency proceedings, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder and terminate any further commitments to lend.
There was no outstanding balance on the Credit Agreement at June 30, 2023 and 2022, respectively and the Company has not utilized this facility since its inception. For the six-month periods ended June 30, 2023 and 2022, we did not incur any interest expense related to the credit facility.
As of June 30, 2023, the Company was not in compliance with the minimum net worth covenant in the Credit Agreement. Wells Fargo has agreed to an amended agreement and waiver which revised the minimum net worth covenant to reduce the requirements through the maturity of the agreement on March 31, 2024.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2023:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of March 31, 2023	(73,719)	266	$(73,453)
Change in accumulated other comprehensive income (loss) before reclassifications	(15,496)	(647)	(16,143)
Reclassification adjustments from accumulated other comprehensive income (loss)	120	41	161
Balance as of June 30, 2023	$(89,095)	$(340)	$(89,435)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2023:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2023	(88,369)	873	$(87,496)
Change in accumulated other comprehensive income before reclassifications	(1,273)	(1,295)	(2,568)
Reclassification adjustments from accumulated other comprehensive income (loss)	547	82	629
Balance as of June 30, 2023	$(89,095)	$(340)	$(89,435)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2023, we have leases with remaining terms of one year to five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of lease expense:
Operating lease expense	$2,210	$2,191	$4,397	$4,368
Less sublease income	259	53	426	107
Net lease expense	1,951	2,138	3,971	4,261
Cash flows information related to leases:
Operating cash outflow from operating leases	1,991	2,157	4,043	4,300

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

BUSINESS OVERVIEW

Founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional offices. Our property and casualty insurance company subsidiaries are licensed in 50 states and the District of Columbia and are represented by approximately 1,000 independent agencies.
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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At June 30, 2023, the Company's FAL investments were comprised of cash of $24.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in New Jersey as of June 30, 2023. The business remaining in New Jersey is scheduled to lapse by the end of 2025.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level.

Geographic Concentration

For the six-month period ended June 30, 2023, approximately 47.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2023	2022	%	2023	2022	%
Revenues
Net premiums earned	$254,638	$231,262	10.1%	$510,765	$465,490	9.7%
Investment income, net of investment expenses	11,327	9,180	23.4	24,049	20,456	17.6
Net investment gains (losses)	1,124	(20,932)	105.4	(621)	(21,397)	97.1
Other income (loss)	—	26	(100.0)	—	1	(100.0)
Total revenues	$267,089	$219,536	21.7%	$534,193	$464,550	15.0%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$250,730	$151,508	65.5%	$425,327	$281,884	50.9%
Amortization of deferred policy acquisition costs	59,156	52,538	12.6	118,991	103,009	15.5
Other underwriting expenses	28,633	28,754	(0.4)	60,509	57,398	5.4
Interest expense	797	797	—	1,594	1,594	—
Total benefits, losses and expenses	$339,316	$233,597	45.3%	$606,421	$443,885	36.6%

Income (loss) before income taxes	$(72,227)	$(14,061)	(413.7)%	$(72,228)	$20,665	(449.5)
Federal income tax expense (benefit)	(15,845)	(3,604)	(339.7)	(16,540)	2,773	NM
Net income (loss)	$(56,382)	$(10,457)	(439.2)	$(55,688)	$17,892	(411.2)%

GAAP Ratios:
Net underlying loss ratio (1)	64.6%	58.8%	9.9%	64.1%	58.2%	10.1%
Catastrophes - effect on net loss ratio (1)	13.0	12.1	7.4	8.8	7.3	20.5
Reserve development-effect on net loss ratio (1)	20.8	(5.4)	485.2	10.4	(4.9)	312.2
Net loss ratio (2)	98.4%	65.5%	50.2%	83.3%	60.6%	37.5%
Expense ratio (3)	34.5	35.2	(2.0)	35.1	34.4	2.0
Combined ratio (4)	132.9%	100.7%	32.0%	118.4%	95.0%	24.6%
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
NM = Not meaningful

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2023, net loss was $56.4 million compared to a net loss of $10.5 million for the same period of 2022. The change was primarily due to higher loss and LAE offset by an increase in earned premium and net investment gains in the second quarter of 2023 compared to net investment losses for the same period in 2022.

For the six-month period ended June 30, 2023, net loss was $55.7 million compared to a net income of $17.9 million for the same period of 2022. The change was primarily due to higher loss and LAE offset by an increase in earned premium and lower net investment losses.

Net premiums earned increased 10.1 percent and 9.7 percent during the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods of 2022. Profitable growth is our primary consideration when putting new business on the books and these results reflect growth in assumed reinsurance, other liability, and fire and allied lines. For the three-month period ended June 30, 2023, the overall average increase in renewal premiums was 8.5 percent, with 2.6 percent from exposure changes and 5.9 percent from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 9.4 percent, with 2.5 percent from exposures changes and 6.9 percent from rate increases. During the second quarter of 2023, ceded premiums included a one-time reinstatement premium of $5.8 million for surety coverage due to large losses.

Net investment income was $11.3 million for the second quarter of 2023 as compared to $9.2 million for the same period in 2022. Income from our fixed income portfolio increased $1.2 million which was a result of higher investment yields due to higher interest rates. Income from cash and cash equivalents increased $1.8 million. The valuation of our limited liability partnerships declined $3.5 million in the second quarter of 2023, $0.4 additional loss than last year. The valuation of these investments in limited liability partnerships varies from period to period due to the current equity market conditions, specifically related to financial institutions. Net investment income for the six-month period ended June 30, 2023 was $3.6 million higher compared to the same period of 2022. The higher investment yields from our fixed income portfolio contributed $3.6 million, interest received on cash and cash equivalent balances increased $2.2 million and was partially offset by a $2.0 million decrease due to the change in value of our limited liability partnerships.

The Company recognized net investment gains of $1.1 million during the second quarter of 2023, compared to net investment losses of $20.9 million for the same period in 2022. Year-to-date, the Company recognized net investment losses of $0.6 million and $21.4 million during the six-month periods ended June 30, 2023 and 2022, respectively. The change in the three- and six-month periods ended June 30, 2023 as compared to the same period in 2022 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses increased by 65.5 percent and 50.9 percent during the three- and six-month periods ended June 30, 2023, compared to the same periods of 2022, driven by an increase in prior year reserve development and underlying losses due primarily to the impact of emerging loss trends. Unfavorable reserve development was driven primarily by long-tail other liability lines of business as described previously in the Reserve Development section in Note 4. Underlying losses increased due to a small number of large surety losses as well as increased ceded reinsurance costs and higher retentions across the broader portfolio. There is an additional increase attributable to a shift in accident year loss ratio assumed reinsurance business. This business continues to perform in line with our expectations.

The GAAP combined ratio increased by 32.2 percentage points to 132.9 percent for the second quarter of 2023, compared to 100.7 percent in the same period in 2022. The deterioration was driven by an increase in the underlying loss ratio of 5.8 percentage points, prior period reserve strengthening in the second quarter of 2023 compared to favorable development in the prior period leading to an increase of 20.7 percentage points, an increase in catastrophe loss contributing 0.9 percentage points and underwriting expenses decreasing 0.7 percentage points. The GAAP combined ratio increased 23.5 percentage points to 118.4 percent for the six-month period ended June 30, 2023, compared to the same period in 2022. The deterioration was driven by an increase in the underlying loss ratio of 6.5 percentage points, prior period reserve strengthening in the current year compared to favorable development in the prior period leading to an increase of 15.3 percentage points, an increase in catastrophe loss contributing 1.5 percentage points and an increase in underwriting expenses contributing 0.7 percentage points. Each of these are explained in more detail below.

The net loss ratio increased 32.9 percentage points and 22.7 percentage points during the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The underlying loss ratio of 64.6 percent and 64.1 percent increased 5.8 percentage points and 5.9 percentage points, respectively, during the three- and six-month period ended June 30, 2023. This is primarily due to a small number of large surety losses and associated reinsurance reinstatement premium in the quarter in addition to the impact of increased ceded reinsurance costs on 1/1/2023 renewals. Assumed reinsurance is also experiencing a higher underlying loss ratio as compared to this time last year. As stated in our first quarter results, we are enhancing our analysis of this book of business and have made adjustments in the allocation of loss reserves to better align with the exposures. Prior period reserve strengthening was 20.8 percent this quarter compared to favorable development of 5.4 percent in the second quarter of 2022. Prior period reserve development was 10.4 percent unfavorable year-to-date through June 30, 2023, as compared to 4.9 percent favorable in the same period last year. The prior period reserve strengthening in both periods in 2023 is primarily driven by an increase in long-tailed other liability lines and commercial auto, offset by workers' compensation and fire and allied lines.

Pre-tax catastrophe losses in the second quarter of 2023 added 13.0 percentage points to the combined ratio compared to 12.1 percentage points added to the combined ratio in the second quarter of 2022 and added 8.8 percentage points to the year-to-date loss ratio this year as compared to 7.3 percentage points during the same time period in 2022. Elevated severe weather losses resulted in this increase in both time periods. The catastrophe loss ratio was approximately 2.0 percentage points above our 5-year and 10-year historic mean catastrophe loss ratio for the second quarter of 2023.

The underwriting expense ratio for the second quarter of 2023 was 34.5 percent compared to 35.2 percent for the second quarter of 2022. The expense ratio decreased 0.7 percentage points compared to the second quarter of 2022 benefiting from actions to sustainably reduce cost that are more than offsetting strategic investments in talent and technology. The underwriting expense ratio for the six-months ended June 30, 2023 was 35.1 percent compared to 34.4 percent for the same time period of 2022. The increase is a result of strategic investments in talent and technology, as well as changes to our post-retirement benefit plans that reduced expenses in 2022 but have since concluded.

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

When establishing reserves and monitoring reserve adequacy, we analyze historical data and consider the potential impact of various loss development factors and trends, including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation, and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves, and for long-tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific dollar impact of any individual factor on the development of reserves.

Our reserving philosophy is to reserve claims to their ultimate expected loss amount as soon as practicable after information about a claim becomes available.

2023 Development

The property and casualty insurance business experienced $50.7 million and $54.8 million reserve strengthening in net reserves for prior accident years for the three- and six-month periods ended June 30, 2023, respectively. During the first half of 2023, the Company made additional advancements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening in the six-month period ended June 30, 2023 was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial auto line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were offset by favorable development in workers' compensation and fire and allied lines.

2022 Development

The property and casualty insurance business experienced $8.6 million and $15.4 million of favorable development in net reserves for prior accident years for the three- and six-month periods ended June 30, 2022, respectively. For the six-month period ended June 30, 2022 the overall favorable development was primarily driven by the changes in two lines of business: commercial automobile line of business and commercial other liability line of business, each with $16.5 million and $9.4 million, respectively, in net ultimate loss and LAE estimates. The favorable reserve development was partially offset by $10.6 million of net unfavorable reserve development for all other lines of business including the commercial fire and allied line of business with an $8.7 million increase and workers' compensation with a $2.4 million increase.

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2023, our total reserves were within a reasonable range of our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2023			2022
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$81,028	$106,805	131.8%	$74,523	$37,320	50.1%
Fire and allied lines(2)	61,808	52,056	84.2	53,350	51,304	96.2
Automobile	51,905	53,908	103.9	52,756	42,595	80.7
Workers' compensation	13,802	1,649	11.9	13,737	13,155	95.8
Surety(3)	6,386	7,872	123.3	8,824	1,750	19.8
Miscellaneous	374	28	7.5	271	(18)	(6.6)
Total commercial lines	$215,303	$222,318	103.3%	$203,461	$146,106	71.8%

Personal lines
Fire and allied lines(4)	$1,000	$141	14.1%	$648	$(242)	(37.3)
Automobile	—	(121)	NM	—	(415)	NM
Miscellaneous	6	(19)	NM	15	(72)	NM
Total personal lines	$1,006	$1	0.1%	$663	$(729)	(110.0)%
Assumed reinsurance	$38,329	$28,411	74.1%	$27,138	$6,131	22.6%
Total	$254,638	$250,730	98.4%	$231,262	$151,508	65.5%
(1) Commercial lines "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.
(2) Commercial lines "Fire and allied lines" includes fire, allied lines, commercial multiple peril and inland marine.
(3) Commercial lines "Surety" previously referred to as "Fidelity and surety".
(4) Personal lines "Fire and allied lines" includes fire, allied lines, homeowners and inland marine.
NM = Not meaningful

Six Months Ended June 30,	2023			2022
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$159,433	$159,649	100.1%	$145,092	$74,121	51.1%
Fire and allied lines	118,274	97,937	82.8	112,098	96,540	86.1
Automobile	100,877	90,689	89.9	105,988	74,928	70.7
Workers' compensation	27,047	9,700	35.9	28,346	18,233	64.3
Surety	18,332	9,093	49.6	16,944	2,125	12.5
Miscellaneous	639	165	25.8	550	144	26.2
Total commercial lines	$424,602	$367,233	86.5%	$409,018	$266,091	65.1%

Personal lines
Fire and allied lines	$2,952	$2,327	78.8%	$1,598	$949	59.4%
Automobile	—	(375)	NM	1	(1,144)	NM
Miscellaneous	13	(65)	NM	32	(90)	(281.3)
Total personal lines	$2,965	$1,887	63.6%	$1,631	$(285)	(17.5)%
Assumed reinsurance	$83,198	$56,207	67.6%	$54,841	$16,078	29.3%
Total	$510,765	$425,327	83.3%	$465,490	$281,884	60.6%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio deteriorated 81.7 and 49.0 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. This deterioration is related to an increase in the estimation of evolving loss trends primarily affecting construction defect and excess and surplus lines excess casualty. During the last half of 2022 and first half of 2023, a combination of deeper analytical insights and emerging claim experience has increased our view of potential exposure within this line. Our prospective view of loss costs in these long-tailed lines has increased since this time last year.

•Commercial fire and allied lines - The net loss ratio improved 12.0 and 3.3 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to favorable reserve development. Our deeper analysis and rigor on these lines resulted in an improved view of future loss costs on the non-catastrophe portion of this book of business.

•Commercial automobile - The net loss ratio deteriorated 23.2 and 19.2 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. This is driven by a strengthening of prior year reserves in reaction to continuing loss trends. This improved position is primarily attributable to post-2020 accident years.

•Workers' compensation - The net loss ratio improved 83.9 and 28.4 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily related to favorable prior year reserve development primarily due to a reserve take-down on one large claim.

•Surety - The net loss ratio deteriorated 103.5 and 37.1 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022 primarily due to a small number of large claims and associated reinsurance reinstatement premium during the three-month period ended June 30, 2023. This business has delivered strong profitability historically, but can experience occasional periods of volatility. In addition, we are seeing a broader increase in risk within this line that aligns with post-pandemic pressures on the construction industry including construction costs, labor and demand.

•Assumed reinsurance - The net loss ratio deteriorated 51.5 and 38.3 percentage points in the three- and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The material change noted here is a result of the continued enhanced analysis of this book of business. As discussed in our first quarter results, this review resulted in adjustments in the allocation of loss reserves to better align with the exposures.

Financial Condition

Stockholders' equity decreased to $676.4 million at June 30, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $26.77, which is a decrease of $2.59 per share, or 8.8 percent, from December 31, 2022. The decrease is primarily attributable to net loss of $55.7 million and shareholder dividends of $8.1 million during the first six months of 2023.

Investment Portfolio

Our invested assets totaled $1.8 billion at June 30, 2023, compared to $1.8 billion at December 31, 2022, an increase of $9.3 million. At June 30, 2023, fixed maturity securities and equity securities made up 85.4 percent and 7.1 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to borrow funds available under our revolving credit facility.

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
The composition of our investment portfolio at June 30, 2023 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,568,382	85.4%
Equity securities	129,625	7.1
Mortgage loans	45,701	2.5
Other long-term investments	91,663	5.0
Short-term investments	250	—
Total	$1,835,621	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.

As of June 30, 2023 and December 31, 2022, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at June 30, 2023 and December 31, 2022. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2023		December 31, 2022
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$553,660	35.3%	$540,485	34.8%
AA	461,364	29.5	482,369	31.1
A	240,297	15.3	232,668	15.0
Baa/BBB	300,122	19.1	278,247	17.9
Other/Not Rated	12,939	0.8	17,567	1.1
	$1,568,382	100.0%	$1,551,336	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three- and six-month periods ended June 30, 2023, compared with the same periods of 2022 primarily due to the higher yields in the fixed income portfolio and higher income on cash and cash equivalents offset by the decrease in the fair value of our investments in limited liability partnerships.

Investment Results
(unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2023	2022	Change %	2023	2022	Change %
Investment income:
Interest on fixed maturities	$13,423	$12,196	10.1%	$26,720	$23,087	15.7%
Dividends on equity securities	1,185	1,341	(11.6)%	2,428	2,609	(6.9)%
Income on other long-term investments	(3,504)	(3,142)	(11.5)%	(4,584)	(2,611)	(75.6)%
Other	2,434	682	256.9%	4,294	1,390	208.9%
Total investment income	$13,538	$11,077	22.2%	$28,858	$24,475	17.9%
Less investment expenses	2,211	1,897	16.6%	4,809	4,019	19.7%
Net investment income	$11,327	$9,180	23.4%	$24,049	$20,456	17.6%

Average yields:
Fixed income securities:
Pre-tax (1)	3.24%	2.96%	0.28%	3.25%	2.82%	0.43%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2023, the change in total value of our investments in limited liability partnerships resulted in an investment loss of $3.5 million and $4.6 million as compared to an investment loss of $3.1 million and $2.6 million in the same periods of 2022.
We had net investment gains of $1.1 million and net investment losses of $0.6 million during the three- and six-month periods ended June 30, 2023, as compared to net investment losses of $20.9 million and $21.4 million in the same periods of 2022. The change in the three- and six-month periods ended June 30, 2023 as compared to the same periods in 2022 was primarily due to the decrease in the fair value of our investments in equity securities driven by equity market losses in 2022.
We regularly monitor the difference between our cost basis and the estimated fair value of our investments. For our available-for-sale fixed-maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history.
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at June 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2023 and 2022:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2023	2022
Cash provided by (used in)
Operating activities	$37,864	$(15,874)
Investing activities	(46,513)	(17,529)
Financing activities	(8,297)	(6,767)
Net change in cash and cash equivalents	$(16,946)	$(40,170)
Our cash flows were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2023 and 2022 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next 12 months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had inflows of $37.9 million and outflows of $15.9 million for the six-month periods ended June 30, 2023 and 2022, respectively. In the six-month period ended June 30, 2023, the net operating cash inflows were driven by premium and investment inflows offsetting loss and expense outflows.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $511.7 million, or 32.6 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2023, our cash and cash equivalents included $23.8 million related to these money market accounts, compared to $31.3 million at December 31, 2022.
Net cash flows used by investing activities were $46.5 million for the six-month period ended June 30, 2023, compared to net cash flows used by investing activities of $17.5 million for the six-month period ended June 30, 2022. For the six-month periods ended June 30, 2023 and 2022, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $74.0 million and $171.7 million, respectively. Our cash outflows for investment purchases were $114.9 million for the six-month period ended June 30, 2023, compared to $190.0 million for the same period of 2022.
Financing Activities
Net cash flows used in financing activities were $8.3 million for the six-month period ended June 30, 2023 , an increase of $1.5 million compared to $6.8 million used in the six-month period ended June 30, 2022.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), a wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50 million revolving credit facility, which includes a $20 million letter of credit sub-facility and a $5 million swing-line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100 million if agreed to by the Lenders providing such incremental facility. As of June 30, 2023 and 2022, there were no balances outstanding under the Credit Agreement. For the six-month period ended June 30, 2023 and 2022, we did not incur any interest expense related to the credit facility. As of June 30, 2023, the Company was not in compliance with the minimum net worth covenant in the Credit Agreement. Wells Fargo has agreed to an amended agreement and waiver which revised the minimum net worth covenant to reduce the requirements through the maturity of the agreement on March 31, 2024. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $8.1 million and $7.8 million in the six-month periods ended June 30, 2023 and 2022, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2023, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $62.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased to $676.4 million at June 30, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $26.77, which is a decrease of $2.59 per share, or 8.8 percent, from December 31, 2022. The decrease is primarily attributable to net loss of $55.7 million and shareholder dividends of $8.1 million during the first six months of 2023.
Funding Commitments

Pursuant to an agreement with our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $34.6 million at June 30, 2023.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three-year lockup with a 60-day minimum notice, with 4 possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at June 30, 2023 was $25.4 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2023	2022	2023	2022
ISO catastrophes	$33,043	$26,459	$45,605	$34,364
Non-ISO catastrophes (1)	57	1,529	(841)	(199)
Total catastrophes	$33,100	$27,988	$44,764	$34,165
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2023, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2023 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and additionally by the following risk factor:

Our stock price could become more volatile and your investment could lose value.

The market price of our common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to our operating results or factors specific to our operations (including those discussed in our risk factors), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results falling below our expectations and analysts’ and investors’ expectations, the failure of our capital return programs to meet analysts’ and investors’ expectations, significant catastrophe events, departure of key personnel, cyberattacks, or factors largely outside of our control including, those affecting property and casualty insurance industry. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the actual operating performance of listed companies. These fluctuations could adversely affect the price of our common stock.

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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,528,886 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Frequency of Say-on-Pay

At the May 17, 2023 Annual Meeting of Shareholders of the Company, shareholders voted for a non-binding resolution approving annual (every one year) advisory votes to approve the compensation of the Company's named executive officers. Based on the Board's recommendation, as set forth in our Proxy Statement, and the shareholder voting results, the Company has determined that we will continue to hold an advisory vote on executive compensation on an annual basis.

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans". Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the second quarter of 2023, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	Credit Facility Amendment and Waiver Agreement, dated August 7, 2023		X
31.1	Certification of Kevin J. Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin J. Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six-months ended June 30, 2023 and 2022; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and six-months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (unaudited) for the six-months ended June 30, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

August 8, 2023	August 8, 2023
(Date)	(Date)