Form 10-Q
period 2023-09-30
UNITED FIRE GROUP INC
filed 2023-11-02
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2023, 25,265,351 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2023

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
◦Further downgrades of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;
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
◦We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost; and
◦Our stock price could become more volatile and your investment could lose value.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,794,325 in 2023 and $1,662,680 in 2022)	$1,638,512	$1,551,336
Equity securities at fair value (cost $29,238 in 2023 and $75,292 in 2022)	51,217	169,106
Mortgage loans	45,589	37,947
Less: allowance for mortgage loan losses	55	49
Mortgage loans, net	45,534	37,898
Other long-term investments	93,836	86,276
Short-term investments	—	275
Total investments	1,829,099	1,844,891
Cash and cash equivalents	69,150	96,650
Accrued investment income	17,269	14,480
Premiums receivable (net of allowance for doubtful accounts of $1,768 in 2023 and $1,575 in 2022)	475,632	365,729
Deferred policy acquisition costs	125,292	104,225
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $66,257 in 2023 and $59,566 in 2022)	133,887	133,113
Reinsurance receivables and recoverables (net of allowance for credit losses of $130 in 2023 and $82 in 2022)	211,645	170,953
Prepaid reinsurance premiums	21,425	11,300
Intangible assets	4,793	5,324
Deferred tax asset	36,591	15,531
Income taxes receivable	36,469	31,418
Other assets	90,527	88,672
TOTAL ASSETS	$3,051,779	$2,882,286
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Losses and loss settlement expenses	$1,636,918	$1,497,274
Unearned premiums	560,663	474,388
Accrued expenses and other liabilities	159,261	120,510
Long term debt	50,000	50,000
TOTAL LIABILITIES	$2,406,842	$2,142,172
Stockholders’ Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,263,742 and 25,210,541 shares issued and outstanding in 2023 and 2022, respectively	$25	$25
Additional paid-in capital	209,931	207,030
Retained earnings	559,126	620,555
Accumulated other comprehensive income, net of tax	(124,145)	(87,496)
TOTAL STOCKHOLDERS’ EQUITY	$644,937	$740,114
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,051,779	$2,882,286
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share Data)	2023	2022	2023	2022
Revenues
Net premiums earned	$259,456	$238,256	$770,221	$703,746
Investment income, net of investment expenses	16,459	11,606	40,508	32,062
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(79) and $(771) in 2023 and $(1,079) and $(1,478) in 2022; previously included in accumulated other comprehensive income (loss))	(1,960)	(14,250)	(2,581)	(35,647)
Other income (loss)	—	(39)	—	(38)
Total revenues	$273,955	$235,573	$808,148	$700,123
Benefits, Losses and Expenses
Losses and loss settlement expenses	$172,798	$182,411	$598,125	$464,295
Amortization of deferred policy acquisition costs	62,709	53,107	181,700	156,116
Other underwriting expenses (includes reclassifications for employee benefit costs of $51 and $155 in 2023 and $900 and $2,700 in 2022; previously included in accumulated other comprehensive income (loss))	29,275	30,487	89,784	87,885
Interest expense	797	797	2,391	2,391
Total benefits, losses and expenses	$265,579	$266,802	$872,000	$710,687
Income (loss) before income taxes	$8,376	$(31,229)	$(63,852)	$(10,564)
Federal income tax expense (benefit) (includes reclassifications of $28 and $195 in 2023 and $416 and $877 in 2022; previously included in accumulated other comprehensive income (loss))	1,996	(8,248)	(14,544)	(5,475)
Net Income (loss)	$6,380	$(22,981)	$(49,308)	$(5,089)
Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$(43,245)	$(65,415)	$(44,857)	$(199,071)
Change in liability for underfunded employee benefit plans	(820)	(4,591)	(2,460)	(13,774)
Other comprehensive income (loss), before tax and reclassification adjustments	$(44,065)	$(70,006)	$(47,317)	$(212,845)
Income tax effect	9,253	14,701	9,937	44,697
Other comprehensive income (loss), after tax, before reclassification adjustments	$(34,812)	$(55,305)	$(37,380)	$(168,148)
Reclassification adjustment for net investment losses included in income	$79	$1,079	$771	$1,478
Reclassification adjustment for employee benefit costs included in expense	51	900	155	2,700
Total reclassification adjustments, before tax	$130	$1,979	$926	$4,178
Income tax effect	(28)	(416)	(195)	(877)
Total reclassification adjustments, after tax	$102	$1,563	$731	$3,301
Comprehensive income (loss)	$(28,330)	$(76,723)	$(85,957)	$(169,936)
Diluted weighted average common shares outstanding	25,579,334	25,188,958	25,244,502	25,146,318
Earnings per common share:
Basic	$0.25	$(0.91)	$(1.95)	$(0.20)
Diluted	0.25	(0.91)	(1.95)	(0.20)
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance, March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795
Net income (loss)	—	$—	$—	$(56,382)	$—	$(56,382)
Stock based compensation	31,396	—	977	—	—	977
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(15,376)	(15,376)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(606)	(606)
Balance, June 30, 2023	25,262.949	$25	$208,987	$556,788	$(89,435)	$676,365
Net income (loss)	—	$—	$—	$6,380	$—	$6,380
Shares repurchased	—	—	—	—	—	—
Stock based compensation	793	—	944	—	—	944
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(34,103)	(34,103)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance, September 30, 2023	25,263,742	$25	$209,931	$559,126	$(124,145)	$644,937
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total
Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income	—	—	—	28,349	—	28,349
Stock based compensation	37,140	—	631	—	—	631
Dividends on common stock ($0.15 per share)	—	—	—	(3,767)	—	(3,767)
Change in net unrealized investment appreciation (depreciation)(1)	—	—	—	—	(65,793)	(65,793)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, March 31, 2022	25,119,244	$25	$204,006	$645,966	$(14,372)	$835,625
Net income	—	$—	$—	$(10,457)	$—	$(10,457)
Stock based compensation	67,404	—	2,159	—	—	2,159
Dividends on common stock ($0.15 per share)	—	—	—	(4,028)	—	(4,028)
Change in net unrealized investment appreciation(1)	—	—	—	—	(39,480)	(39,480)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, June 30, 2022	25,186,648	$25	$206,165	$631,481	$(56,768)	$780,903
Net income (loss)	$—	$—	$—	$(22,981)	$—	$(22,981)
Stock based compensation	4,766	—	646	—	—	646
Dividends on common stock ($0.15 per share)	—	—	—	(4,031)	—	(4,031)
Change in net unrealized investment appreciation(1)	—	—	—	—	(50,826)	(50,826)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(2,916)	(2,916)
Balance, September 30, 2022	25,191,414	$25	$206,811	$604,469	$(110,510)	$700,795
(1)The change in net unrealized appreciation (depreciation) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In Thousands)	2023	2022
Cash Flows From Operating Activities
Net income	$(49,308)	$(5,089)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	5,238	6,969
Depreciation and amortization	7,841	8,079
Stock-based compensation expense	3,124	2,590
Net investment (gains) losses	2,384	35,647
Net cash flows from equity and trading investments	116,080	29,725
Deferred income tax expense (benefit)	(11,633)	(9,224)
Changes in:
Accrued investment income	(2,789)	(1,773)
Premiums receivable	(109,903)	(57,570)
Deferred policy acquisition costs	(21,067)	(14,930)
Reinsurance receivables	(40,692)	(28,145)
Prepaid reinsurance premiums	(10,125)	(2,814)
Income taxes receivable	(5,051)	(7,215)
Other assets	(1,596)	6,758
Losses and loss settlement expenses	139,644	(49,757)
Unearned premiums	86,275	48,560
Accrued expenses and other liabilities	36,446	1,403
Other, net	4,638	6,993
Cash from operating activities	198,814	(24,704)
Net cash provided by (used in) operating activities	$149,506	$(29,793)
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$48,749	$83,409
Proceeds from call and maturity of available-for-sale investments	46,397	145,618
Proceeds from sale of other investments	3,482	3,243
Purchase of investments in mortgage loans	(8,137)	(103)
Purchase of investments available-for-sale	(232,216)	(262,359)
Purchase of other investments	(14,899)	(5,447)
Net purchases and sales of property and equipment	(8,037)	(2,675)
Net cash provided by (used in) investing activities	$(164,661)	$(38,314)
Cash Flows From Financing Activities
Issuance of common stock	$(223)	$846
Payment of cash dividends	(12,122)	(11,826)
Net cash provided by (used in) financing activities	$(12,345)	$(10,980)

Net Change in Cash and Cash Equivalents	$(27,500)	$(79,087)
Cash and Cash Equivalents at Beginning of Period	96,650	132,104
Cash and Cash Equivalents at End of Period	$69,150	$53,017

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$1,336	$21,537
Interest paid	$2,391	$2,391
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
Lloyd's Syndicates
On January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's") through McIntyre Cedar Corporate Member LLP. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At September 30, 2023, the Company's FAL investments were comprised of cash of $24,383 on deposit with Lloyd's in order to satisfy these FAL requirements.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts, cash on deposit and held at Lloyd's and non-negotiable certificates of deposit with original maturities of three months or less.
Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2023.

Total
Recorded asset at beginning of period	$104,225
Underwriting costs deferred	202,768
Amortization of deferred policy acquisition costs	(181,700)
Recorded asset at September 30, 2023	$125,292

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

Interest payments under the long term debt are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the nine-month period ended September 30, 2023, interest totaled $2,391 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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
We reported a consolidated federal income tax benefit of $14,544 for the nine-month period ended September 30, 2023 compared to an income tax benefit of $5,475 during the same period of 2022. Our effective tax rate for 2023 and 2022 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2023 or December 31, 2022. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at September 30, 2023 or December 31, 2022.
For the nine-month periods ended September 30, 2023 and 2022, we made payments for income taxes totaling $1,336 and $21,537, respectively. We did not receive a federal tax refund for the nine-month period ended September 30, 2023. For the nine-month period ended September 30, 2022, we received a federal tax refund of $10,789.
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

The Company and certain related parties are not the primary beneficiaries largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at September 30, 2023 was $2,650 and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year one bond recovery rates from 1983-2017. The allowance calculated as of September 30, 2023 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of September 30, 2023, the Company had a credit loss allowance for reinsurance receivables of $130.

Rollforward of credit loss allowance for reinsurance receivables:
As of
September 30, 2023
Beginning balance, January 1, 2023	$82
Current-period provision for expected credit losses	48
Ending balance of the allowance for reinsurance receivables, September 30, 2023	$130

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
Recently Issued Accounting Standards
Accounting Standards Adopted in 2022

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other changes, created a new corporate alternative minimum tax ("CAMT") based on adjusted financial statement income and imposes a 1 percent excise tax on corporate stock repurchases. The effective date of these provisions was January 1, 2023. The Company does not expect to be subject to CAMT in 2023 and does not expect the IRA to have a material impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of September 30, 2023 and December 31, 2022, is provided below:

September 30, 2023
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$68,133	$—	$1,260	$66,873	$—	$66,873
U.S. government agency	104,695	16	12,813	91,898	—	91,898
States, municipalities and political subdivisions
General obligations:
Midwest	58,724	—	1,843	56,881	—	56,881
Northeast	11,440	—	441	10,999	—	10,999
South	55,335	—	2,201	53,134	—	53,134
West	78,044	—	2,718	75,326	—	75,326
Special revenue:
Midwest	101,204	1	4,327	96,878	—	96,878
Northeast	52,836	—	2,284	50,552	—	50,552
South	168,395	—	8,895	159,500	—	159,500
West	105,521	—	5,005	100,516	—	100,516
Foreign bonds	21,251	—	2,915	18,336	—	18,336
Public utilities	143,162	14	15,759	127,417	—	127,417
Corporate bonds
Energy	45,368	—	3,768	41,600	—	41,600
Industrials	73,635	38	7,705	65,968	—	65,968
Consumer goods and services	100,300	—	11,794	88,506	—	88,506
Health care	37,903	—	6,366	31,537	—	31,537
Technology, media and telecommunications	90,285	—	10,037	80,248	—	80,248
Financial services	145,477	—	12,315	133,162	126	133,036
Mortgage-backed securities	24,470	—	3,463	21,007	—	21,007
Collateralized mortgage obligations
Government national mortgage association	163,893	—	17,223	146,670	—	146,670
Federal home loan mortgage corporation	88,565	—	16,716	71,849	—	71,849
Federal national mortgage association	52,114	—	6,227	45,887	—	45,887
Asset-backed securities	3,575	456	137	3,894	—	3,894
Total Available-for-Sale Fixed Maturities	$1,794,325	$525	$156,212	$1,638,638	$126	$1,638,512

December 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,684	$—	$1,009	$14,675	$—	$14,675
U.S. government agency	94,092	35	9,721	84,406	—	84,406
States, municipalities and political subdivisions
General obligations:
Midwest	61,191	185	263	61,113	—	61,113
Northeast	15,518	18	73	15,463	—	15,463
South	64,851	57	927	63,981	—	63,981
West	87,094	163	712	86,545	—	86,545
Special revenue:
Midwest	103,107	224	1,065	102,266	—	102,266
Northeast	55,292	76	1,148	54,220	—	54,220
South	184,108	278	3,529	180,857	—	180,857
West	113,594	275	1,657	112,212	—	112,212
Foreign bonds	36,129	—	4,480	31,649	—	31,649
Public utilities	138,752	65	13,406	125,411	—	125,411
Corporate bonds
Energy	36,507	—	3,298	33,209	—	33,209
Industrials	58,334	62	5,554	52,842	—	52,842
Consumer goods and services	100,539	—	10,598	89,941	—	89,941
Health care	32,987	24	5,419	27,592	—	27,592
Technology, media and telecommunications	67,193	—	7,253	59,940	—	59,940
Financial services	132,849	851	9,408	124,292	3	124,289
Mortgage-backed securities	20,450	—	2,750	17,700	—	17,700
Collateralized mortgage obligations
Government national mortgage association	97,839	—	13,291	84,548	—	84,548
Federal home loan mortgage corporation	92,366	—	13,528	78,838	—	78,838
Federal national mortgage association	50,272	5	4,891	45,386	—	45,386
Asset-backed securities	3,932	466	145	4,253	—	4,253
Total Available-for-Sale Fixed Maturities	$1,662,680	$2,784	$114,125	$1,551,339	$3	$1,551,336

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2023, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
September 30, 2023	Amortized Cost	Fair Value
Due in one year or less	$84,646	$84,052
Due after one year through five years	518,815	496,253
Due after five years through 10 years	530,822	476,969
Due after 10 years	327,424	292,056
Asset-backed securities	3,575	3,894
Mortgage-backed securities	24,470	21,007
Collateralized mortgage obligations	304,573	264,407
	$1,794,325	$1,638,638
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(19)	$(98)	$(445)	$(1,397)
Allowance for credit losses	(125)	(91)	(123)	(91)
Equity securities
Change in the fair value	204	(13,078)	(1,960)	(32,403)
Sales	(2,085)	(93)	150	(1,767)
Mortgage loans allowance for credit losses	1	—	(5)	5
Other long-term investments	64	(187)	(245)	(229)
Real estate	—	(703)	47	235
Total net investment gains (losses)	$(1,960)	$(14,250)	$(2,581)	$(35,647)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$4,940	$18,399	$48,749	$83,409
Gross realized gains	—	12	121	459
Gross realized losses	19	110	566	1,857

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $32,248 at September 30, 2023.

In addition, the Company invested $25,000 in December 2019 in a limited liability partnership investment fund which is subject to a three-year lockup with a 60-day minimum notice, with four possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at September 30, 2023 was $25,218 and there are no remaining capital contributions with this investment.
Unrealized Appreciation and Depreciation
A summary of the changes in net unrealized investment appreciation during the reporting period is as follows:

	Nine Months Ended September 30,
	2023	2022
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$(44,087)	$(197,594)
Income tax effect	9,258	41,495
Total change in net unrealized investment appreciation (depreciation), net of tax	$(34,829)	$(156,099)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at September 30, 2023.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
September 30, 2023
Beginning balance, January 1, 2023	$3
Additions to the allowance for credit losses for which credit losses were not previously recorded	123
Reductions for securities sold during the period (realized)	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, September 30, 2023	$126

Fixed Maturities Unrealized Depreciation
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at September 30, 2023 and December 31, 2022. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	5	$54,358	$390	6	$12,515	$870	$66,873	$1,260
U.S. government agency	3	10,643	336	25	75,239	12,477	85,882	12,813
States, municipalities and political subdivisions
General obligations
Midwest	30	45,359	1,360	3	10,357	483	55,716	1,843
Northeast	4	7,716	214	1	3,283	227	10,999	441
South	23	37,383	989	9	15,751	1,212	53,134	2,201
West	26	54,944	1,498	8	20,382	1,220	75,326	2,718
Special revenue
Midwest	38	71,273	2,694	11	22,054	1,633	93,327	4,327
Northeast	11	27,061	956	8	23,491	1,328	50,552	2,284
South	42	95,076	3,480	33	64,424	5,415	159,500	8,895
West	39	59,134	2,017	19	41,380	2,988	100,514	5,005
Foreign bonds	—	—	—	9	18,336	2,915	18,336	2,915
Public utilities	7	17,689	621	49	109,217	15,138	126,906	15,759
Corporate bonds
Energy	4	8,604	294	15	32,996	3,474	41,600	3,768
Industrials	6	14,842	331	22	47,010	7,374	61,852	7,705
Consumer goods and services	7	22,863	976	28	65,643	10,818	88,506	11,794
Health care	3	6,604	223	11	24,933	6,143	31,537	6,366
Technology, media and telecommunications	5	17,505	865	28	61,492	9,172	78,997	10,037
Financial services	10	24,655	1,090	44	108,507	11,225	133,162	12,315
Mortgage-backed securities	4	5,656	195	48	15,352	3,268	21,008	3,463
Collateralized mortgage obligations
Government National Mortgage Association	18	75,767	1,169	40	70,903	16,054	146,670	17,223
Federal Home Loan Mortgage Corporation	3	7,655	2,523	32	64,194	14,193	71,849	16,716
Federal National Mortgage Association	6	14,078	421	20	31,810	5,806	45,888	6,227
Asset-backed securities	—	—	—	1	3,095	137	3,095	137
Total Available-for-Sale Fixed Maturities	294	$678,865	$22,642	470	$942,364	$133,570	$1,621,229	$156,212

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2023, the cash surrender value of the COLI policies was $11,000 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flow analysis.

A summary of the carrying value and estimated fair value of our financial instruments at September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,638,638	$1,638,512	$1,551,339	$1,551,336
Equity securities	51,217	51,217	169,106	169,106
Mortgage loans	42,280	45,534	35,302	37,898
Other long-term investments	93,836	93,836	86,276	86,276
Short-term investments	—	—	275	275
Cash and cash equivalents	69,150	69,150	96,650	96,650
Corporate-owned life insurance	11,000	11,000	10,588	10,588
Liabilities
Long Term Debt	34,456	50,000	36,168	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at September 30, 2023 and December 31, 2022:

September 30, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$66,873	$—	$66,873	$—
U.S. government agency	91,898	—	91,898	—
States, municipalities and political subdivisions
General obligations
Midwest	56,881	—	56,881	—
Northeast	10,999	—	10,999	—
South	53,134	—	53,134	—
West	75,326	—	75,326	—
Special revenue
Midwest	96,878	—	96,878	—
Northeast	50,552	—	50,552	—
South	159,500	—	159,500	—
West	100,516	—	100,516	—
Foreign bonds	18,336	—	18,336	—
Public utilities	127,417	—	127,417	—
Corporate bonds
Energy	41,600	—	41,600	—
Industrials	65,968	—	65,968	—
Consumer goods and services	88,506	—	88,506	—
Health care	31,537	—	31,537	—
Technology, media and telecommunications	80,248	—	80,248	—
Financial services	133,162	—	128,462	4,700
Mortgage-backed securities	21,007	—	21,007	—
Collateralized mortgage obligations
Government national mortgage association	146,670	—	146,670	—
Federal home loan mortgage corporation	71,849	—	71,849	—
Federal national mortgage association	45,887	—	45,887	—
Asset-backed securities	3,894	—	3,095	799
Total Available-for-Sale Fixed Maturities	$1,638,638	$—	$1,633,139	$5,499
EQUITY SECURITIES
Common stocks
Public utilities	$3,703	$3,703	$—	$—
Energy	9,536	9,536	—	—
Industrials	13,023	13,023	—	—
Consumer goods and services	11,127	11,127	—	—
Health care	1,959	1,959	—	—

Technology, media and telecommunications	5,612	5,612	—	—
Financial services	6,257	6,257	—	—
Total Equity Securities	$51,217	$51,217	$—	$—
Short-Term Investments	$—	$—	$—	$—
Money Market Accounts	$13,977	$13,977	$—	$—
Corporate-Owned Life Insurance	$11,000	$—	$11,000	$—
Total Assets Measured at Fair Value	$1,714,832	$65,194	$1,644,139	$5,499

December 31, 2022		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,675	$—	$14,675	$—
U.S. government agency	84,406	—	84,406	—
States, municipalities and political subdivisions
General obligations
Midwest	61,113	—	61,113	—
Northeast	15,463	—	15,463	—
South	63,981	—	63,981	—
West	86,545	—	86,545	—
Special revenue
Midwest	102,266	—	102,266	—
Northeast	54,220	—	54,220	—
South	180,857	—	180,857	—
West	112,212	—	112,212	—
Foreign bonds	31,649	—	31,649	—
Public utilities	125,411	—	125,411	—
Corporate bonds
Energy	33,209	—	33,209	—
Industrials	52,842	—	52,842	—
Consumer goods and services	89,941	—	89,941	—
Health care	27,592	—	27,592	—
Technology, media and telecommunications	59,940	—	59,940	—
Financial services	124,292	—	118,617	5,675
Mortgage-backed securities	17,700	—	17,700	—
Collateralized mortgage obligations
Government national mortgage association	84,548	—	84,548	—
Federal home loan mortgage corporation	78,838	—	78,838	—
Federal national mortgage association	45,386	—	45,386	—
Asset-backed securities	4,253	—	3,452	801
Total Available-for-Sale Fixed Maturities	$1,551,339	$—	$1,544,863	$6,476

EQUITY SECURITIES
Common stocks
Public utilities	$14,846	$14,846	$—	$—
Energy	19,743	19,743	—	—
Industrials	27,163	27,163	—	—
Consumer goods and services	43,139	43,139	—	—
Health care	7,981	7,981	—	—
Technology, media and telecommunications	28,213	28,213	—	—
Financial services	28,021	28,021	—	—
Total Equity Securities	$169,106	$169,106	$—	$—
Short-Term Investments	$275	$275	$—	$—
Money Market Accounts	$31,289	$31,289	$—	$—
Corporate-Owned Life Insurance	$10,588	$—	$10,588	$—
Total Assets Measured at Fair Value	$1,762,597	$200,670	$1,555,451	$6,476
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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at September 30, 2023 and December 31, 2022 was reasonable.
For the three- and nine-month periods ended September 30, 2023, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains on both fixed maturities and equity securities.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers'

valuation processes. A change in significant unobservable inputs may result in a significantly higher or lower fair value measurement as of the reporting date.
The following table provides quantitative information about our Level 3 securities at September 30, 2023:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	September 30, 2023
Fixed Maturities corporate	$4,700	Third-party valuation	Offered quotes	90.0% - 100.0%

Fixed Maturities asset-backed securities	799	Discounted cash flow	Probability of default	4% - 6%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2023:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - July 1, 2023	$4,765	$837	$5,602
Net unrealized gains (losses)(1)	(65)	(38)	(103)
Ending Balance - September 30, 2023	$4,700	$799	$5,499
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2023:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2023	$5,675	$801	$6,476
Net unrealized gains (losses)(1)	(975)	(2)	(977)
Ending Balance - September 30, 2023	$4,700	$799	$5,499
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2023 and December 31, 2022:

Commercial Mortgage Loans
	September 30, 2023	December 31, 2022
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$36,883	$29,231
65%-75%	8,706	8,716
Total amortized cost	$45,589	$37,947
Allowance for mortgage loan losses	(55)	(49)
Mortgage loans, net	$45,534	$37,898

Mortgage Loans by Region
	September 30, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.1%	$3,245	8.6%
Southern Atlantic	17,265	37.8	9,397	24.7
East South Central	7,591	16.7	7,783	20.5
New England	6,588	14.5	6,588	17.4
Middle Atlantic	6,020	13.2	6,139	16.2
Mountain	1,992	4.4	1,992	5.2
West North Central	2,888	6.3	2,803	7.4
Total mortgage loans at amortized cost	$45,589	100.0%	$37,947	100.0%

Mortgage Loans by Property Type
	September 30, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,536	18.7%	$8,493	22.4%
Office	11,030	24.3	11,267	29.7
Industrial	10,003	21.9	10,056	26.5
Retail	10,000	21.9	1,992	5.2
Mixed use/Other	6,020	13.2	6,139	16.2
Total mortgage loans at amortized cost	$45,589	100.0%	$37,947	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,136	$100	5,292	$7,897	$17,576	$39,001
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,136	$100	$5,292	$7,897	$24,164	$45,589
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $173. As of September 30, 2023, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2023, the Company had an allowance for mortgage loan losses of $55, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
September 30, 2023
Beginning balance, January 1, 2023	$49
Current-period provision for expected credit losses	6
Ending balance of the allowance for mortgage loan losses, September 30, 2023	$55

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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will evaluate an appropriate response that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent actuary, Regnier Consulting Group, Inc., to render an opinion as to the reasonableness of our statutory reserves on an annual basis. The actuarial opinion is filed in those states where we are licensed.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2023 and December 31, 2022 (net of reinsurance amounts):

	September 30, 2023	December 31, 2022
Gross liability for losses and loss settlement expenses at beginning of year	$1,497,274	$1,514,265
Ceded losses and loss settlement expenses	(146,875)	(112,900)
Net liability for losses and loss settlement expenses at beginning of year	$1,350,399	$1,401,365
Losses and loss settlement expenses incurred for claims occurring during
Current year	$538,941	$624,411
Prior years	59,184	12,890
Total incurred	$598,125	$637,301
Losses and loss settlement expense payments for claims occurring during
Current year	$131,408	$215,891
Prior years	371,723	472,377
Total paid	$503,131	$688,268
Net liability for losses and loss settlement expenses at end of period	$1,445,394	$1,350,399
Ceded losses and loss settlement expenses	191,525	146,875
Gross liability for losses and loss settlement expenses at end of period	$1,636,918	$1,497,274

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
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. We believe our approach produces recorded reserves that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Changes in external and internal environments must be considered carefully when relying on prior development patterns to project future reserve positions.
We are not aware of any significant contingent liabilities related to environmental issues. Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure.

Reserve Development

During 2023, the Company made additional refinements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial auto line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were offset by favorable development in workers' compensation and fire and allied lines.
The significant drivers of the unfavorable reserve development in 2022 were commercial other liability and commercial fire and allied lines. This was offset partially by favorable development in commercial automobile, workers' compensation and fidelity and surety. The unfavorable development in commercial other liability was due to paid loss and loss adjustment expense ("LAE") which was greater than reductions in reserves for unpaid loss and LAE. Emerging claim experience and deeper data insights during 2022 pointed to an increase in loss exposure on these longer tailed businesses driven in part by social and economic inflation. Commercial fire and allied developed unfavorably due to paid loss and LAE driven by catastrophe losses and increased severity on non-catastrophe claims, which was greater than reductions in reserves for unpaid loss and LAE. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss. Paid LAE reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and postretirement benefit plans are as follows:

	Pension Plan		Postretirement Benefit Plan
Three Months Ended September 30,	2023	2022	2023	2022

Net periodic benefit cost
Service cost	$954	$1,120	$—	$—
Interest cost	2,526	1,933	—	1
Expected return on plan assets	(3,756)	(4,723)	—	—
Amortization of prior service credit	(820)	(820)	—	(3,771)
Amortization of net loss	52	194	—	706
Net periodic benefit cost	$(1,044)	$(2,296)	$—	$(3,064)

	Pension Plan		Postretirement Benefit Plan
Nine Months Ended September 30,	2023	2022	2023	2022

Net periodic benefit cost
Service cost	$2,863	$3,361	$—	$—
Interest cost	7,579	5,798	—	2
Expected return on plan assets	(11,269)	(14,168)	—	—
Amortization of prior service credit	(2,460)	(2,460)	—	(11,314)
Amortization of net loss	155	583	—	2,118
Net periodic benefit cost	$(3,131)	$(6,887)	$—	$(9,194)

A portion of the service cost component of net periodic pension and postretirement benefit costs is capitalized and amortized as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" in the Consolidated Statements of Income and Comprehensive Income. The portion not related to the compensation and other components of net periodic pension and postretirement benefit costs is included in the income statement line titled "other underwriting expenses."

In January 2021, the Company changed the postretirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. A related, previously disclosed adjustment is being amortized through an additional one-time adjustment in the line "Amortization of prior service credit". The amortization of prior service credits continued through the end of 2022 related to these plan changes. As of December 31, 2022, the postretirement benefit obligation was $0.

Employer Contributions

We previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2022 that we are not required to make a contribution to the pension plan for 2023.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At September 30, 2023, there were 1,108,419 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG. The Board of Directors, in its discretion, has also delegated authority to management to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain individuals.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2023	From Inception to September 30, 2023
Beginning balance	1,342,119	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(305,241)	(3,927,382)
Number of awards forfeited or expired	71,541	985,801
Ending balance	1,108,419	1,108,419
Number of option awards exercised	4,000	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	28,100	295,945

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company's shareholders approved amendments to the Director Stock Plan, previously approved by the Company's Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At September 30, 2023, the Company had 103,600 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2023	From Inception to September 30, 2023
Beginning balance	123,397	300,000
Additional authorization	—	150,000
Number of awards granted	(31,380)	(386,618)
Number of awards forfeited or expired	11,583	40,218
Ending balance	103,600	103,600
Number of option awards exercised	1,755	152,336
Number of restricted stock awards vested	—	117,001

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $949 and $828, respectively. For the nine-month periods ended September 30, 2023 and 2022, we recognized stock-based compensation expense of $3,124 and $2,590, respectively.

As of September 30, 2023, we had $6,542 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2023 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2023	$1,034
2024	3,364
2025	1,878
2026	266
2027	—
Total	$6,542
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
The components of basic and diluted earnings per share were as follows for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(In Thousands, Except Share Data)	2023		2022
	Basic	Diluted	Basic	Diluted
Net income (loss)	$6,380	$6,380	$(22,981)	$(22,981)
Weighted-average common shares outstanding	25,263,523	25,263,523	25,188,958	25,188,958
Add dilutive effect of restricted stock unit awards	—	295,997	—	—
Add dilutive effect of stock options	—	19,814	—	—
Weighted-average common shares outstanding	25,263,523	25,579,334	25,188,958	25,188,958
Earnings (loss) per common share	$0.25	$0.25	$(0.91)	$(0.91)
Awards excluded from diluted earnings per share calculation(1)	—	837,482	—	392,062
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

	Nine Months Ended September 30,
(In Thousands, Except Share Data)	2023		2022
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(49,308)	$(49,308)	$(5,089)	$(5,089)
Weighted-average common shares outstanding	25,244,502	25,244,502	25,146,318	25,146,318
Add dilutive effect of restricted stock unit awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,244,502	25,244,502	25,146,318	25,146,318
Earnings (loss) per common share	$(1.95)	$(1.95)	$(0.20)	$(0.20)
Awards excluded from diluted earnings per share calculation(1)	—	814,636	—	479,981
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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the nine-month period ended September 30, 2023, interest expense totaled $2,391. Payment of interest is subject to approval by the Iowa Insurance Division. On August 18, 2023, the Company received a downgrade from AM Best on the Financial Strength Rating (FSR) to A- (Excellent) from A (Excellent). As a result of this downgrade, the interest rate on the long term debt will increase to 6.875%, beginning with the December 15, 2023 payment, in accordance with the table below.

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
There was no outstanding balance on the Credit Agreement at September 30, 2023 and 2022, respectively and the Company has not utilized this facility since its inception. For the nine-month periods ended September 30, 2023 and 2022, we did not incur any interest expense related to the credit facility.
As of June 30, 2023, the Company was not in compliance with the minimum net worth covenant in the Credit Agreement. On August 7, 2023, Wells Fargo and the Company entered into an amended agreement and waiver which revised the minimum net worth covenant to reduce the requirements through the maturity of the agreement on March 31, 2024. As of September 30, 2023, the Company was in compliance with all covenants in the Credit Agreement.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2023:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of June 30, 2023	(89,094)	(341)	$(89,435)
Change in accumulated other comprehensive income (loss) before reclassifications	(34,166)	(646)	(34,812)
Reclassification adjustments from accumulated other comprehensive income (loss)	62	40	102
Balance as of September 30, 2023	$(123,198)	$(947)	$(124,145)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2023:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs(1)	Total
Balance as of January 1, 2023	(88,369)	873	$(87,496)
Change in accumulated other comprehensive income before reclassifications	(35,438)	(1,942)	(37,380)
Reclassification adjustments from accumulated other comprehensive income (loss)	609	122	731
Balance as of September 30, 2023	$(123,198)	$(947)	$(124,145)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2023, we have leases with remaining terms of one year to five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of lease expense:
Operating lease expense	$2,255	$2,201	$6,653	$6,569
Less sublease income	305	53	732	160
Net lease expense	1,950	2,148	5,921	6,409
Cash flows information related to leases:
Operating cash outflow from operating leases	1,952	2,170	5,996	6,471

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

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's"). As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699 and Syndicate 5623. At September 30, 2023, the Company's FAL investments were comprised of cash of $24.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
Personal Lines Business

In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in New Jersey as of September 30, 2023. The business remaining in New Jersey is scheduled to lapse by the end of 2025.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level.

Geographic Concentration

For the nine-month period ended September 30, 2023, approximately 47.6 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.
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

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Ratios)	2023	2022	%	2023	2022	%
Revenues
Net premiums earned	$259,456	$238,256	8.9%	$770,221	$703,746	9.4%
Investment income, net of investment expenses	16,459	11,606	41.8	40,508	32,062	26.3
Net investment gains (losses)	(1,960)	(14,250)	86.2	(2,581)	(35,647)	92.8
Other income (loss)	—	(39)	100.0	—	(38)	100.0
Total revenues	$273,955	$235,573	16.3%	$808,148	$700,123	15.4%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$172,798	$182,411	(5.3)%	$598,125	$464,295	28.8%
Amortization of deferred policy acquisition costs	62,709	53,107	18.1	181,700	156,116	16.4
Other underwriting expenses	29,275	30,487	(4.0)	89,784	87,885	2.2
Interest expense	797	797	—	2,391	2,391	—
Total benefits, losses and expenses	$265,579	$266,802	(0.5)%	$872,000	$710,687	22.7%

Income (loss) before income taxes	$8,376	$(31,229)	126.8%	$(63,852)	$(10,564)	(504.4)
Federal income tax expense (benefit)	1,996	(8,248)	124.2	(14,544)	(5,475)	NM
Net income (loss)	$6,380	$(22,981)	127.8	$(49,308)	$(5,089)	(868.9)%

GAAP Ratios:
Net underlying loss ratio (1)	60.5%	60.4%	0.2%	62.9%	58.9%	6.8%
Catastrophes - effect on net loss ratio (1)	5.9	11.4	(48.2)	7.8	8.7	(10.3)
Reserve development - effect on net loss ratio (1)	0.2	4.8	(95.8)	7.0	(1.6)	537.5
Net loss ratio (2)	66.6%	76.6%	(13.1)%	77.7%	66.0%	17.7%
Expense ratio (3)	35.5	35.1	1.1	35.3	34.6	2.0
Combined ratio (4)	102.1%	111.7%	(8.6)%	113.0%	100.6%	12.3%
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
NM = Not meaningful

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2023, net income was $6.4 million compared to a net loss of $23.0 million for the same period of 2022. The change was primarily due to an increase in earned premium, net investment gains and lower loss and LAE in the third quarter of 2023 compared to net investment losses for the same period in 2022.

For the nine-month period ended September 30, 2023, net loss was $49.3 million compared to a net loss of $5.1 million for the same period of 2022. The change was primarily due to higher loss and LAE offset by an increase in earned premium and net investment gains compared to net investment losses for the same period in 2022.

Net premiums earned increased 8.9 percent and 9.4 percent during the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods of 2022. Profitable growth is our primary consideration when putting new business on the books and these results reflect growth in assumed reinsurance, other liability, and fire and allied lines. For the three-month period ended September 30, 2023, the overall average increase in renewal premiums was 11.0 percent, with 2.6 percent from exposure changes and 8.4 percent from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 12.4 percent, with 2.7 percent from exposures changes and 9.7 percent from rate increases. Ceded premiums included reinstatement premiums for surety coverage due to large losses of $4.7 million and $10.5 million for the three- and nine-month periods ended September 30, 2023, respectively.

Net investment income was $16.5 million for the third quarter of 2023 as compared to $11.6 million for the same period in 2022. Income from our fixed income portfolio increased $1.7 million which was a result of higher investment yields due to higher interest rates. Income from cash and cash equivalents increased $1.7 million. Income on other long-term investments resulted in an additional $2.4 million of income as the valuation of the investments in limited liability partnerships varies from period to period due to the current market conditions. Dividends on equity securities decreased $0.7 million from the same period in 2022. Net investment income for the nine-month period ended September 30, 2023 was $8.4 million higher compared to the same period of 2022. The higher investment yields from our fixed income portfolio contributed $5.3 million, interest received on cash and cash equivalent balances increased $4.6 million and the change in value of our limited liability partnerships increased $0.5 million, offset by a decrease in dividends on equity securities of $0.9 million due to a strategic reallocation of equity securities to fixed income assets over the past two quarters and an increase in investment expenses of $1.1 million.

The Company recognized net investment losses of $2.0 million during the third quarter of 2023, compared to net investment losses of $14.3 million for the same period in 2022. Year-to-date, the Company recognized net investment losses of $2.6 million and $35.6 million during the nine-month periods ended September 30, 2023 and 2022, respectively. The change in the three- and nine-month periods ended September 30, 2023 as compared to the same period in 2022 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses decreased by 5.3 percent and increased 28.8 percent during the three- and nine-month periods ended September 30, 2023, compared to the same periods of 2022. The reduction during the three-month period was driven by a reduction in catastrophe losses and a reduction in unfavorable prior-year reserve development. The increase during the nine-month period was driven by an increase in prior year reserve development and underlying losses due primarily to the impact of emerging loss trends. Unfavorable reserve development was driven primarily by long-tail other liability lines of business as described previously in the Reserve Development section in Note 4. The increase in underlying losses during the nine-month period is due to a small number of large surety losses as well as increased ceded reinsurance costs and higher retentions across the broader portfolio. There is an additional underlying loss increase attributable to a shift in accident year loss ratio assumed reinsurance business as discussed in previous quarters. This business continues to perform in line with our expectations. These underlying loss increases are offset by improved profitability in other lines of business, namely in standard umbrella, where enhanced metrics have increased visibility into historic rate levels and profit outlook.

The GAAP combined ratio decreased by 9.6 percentage points to 102.1 percent for the third quarter of 2023, compared to 111.7 percent in the same period in 2022. The improvement was driven by a decrease in prior year reserve strengthening of 4.6 percentage points and a decrease in catastrophe loss contributing 5.5 percentage points, offset by an increase in underwriting expenses of 0.4 percentage points and an increase in the underlying loss ratio of 0.1 percentage points. The GAAP combined ratio increased by 12.4 percentage points to 113.0 percent for the nine-month period ended September 30, 2023, compared to 100.6 percent in the same period in 2022. The deterioration was driven by an increase in the underlying loss ratio of 4.0 percentage points, prior period reserve strengthening in the current year compared to favorable development in the prior period leading to an increase of 8.6 percentage points, an increase in underwriting expenses contributing 0.7 percentage points, offset by a decrease in catastrophe loss contributing 0.9 percentage points. Each of these are explained in more detail below.

The net loss ratio decreased 10.0 percentage points to 66.6 percent for the third quarter of 2023, compared to 76.6 percent in the same period in 2022. The decrease was driven by reduced prior period reserve strengthening and lower catastrophe losses. Catastrophe losses are discussed below. Prior period reserve strengthening was 0.2 percent this quarter compared to 4.8 percent in the third quarter of 2022, driven by less unfavorable development in the third quarter of 2023 on other liability long-tail lines. The underlying loss ratio increased 0.1 percentage points to 60.5 percent for the third quarter of 2023, compared to 60.4 percent in the same period in 2022. This increase was driven by a small number of large surety losses and increases in assumed reinsurance, offset by improved profitability in other lines. These impacts are discussed in more detail in the loss and loss adjustment expense commentary above.

The net loss ratio increased 11.7 percentage points to 77.7 percent during the nine-month period ended September 30, 2023, compared to 66.0 percent in the same period in 2022. The underlying loss ratio of 62.9 percent increased 4.0 percentage points during the nine-month period ended September 30, 2023, compared to 58.9 percent in the same period in 2022. This is primarily due to a small number of large surety losses and associated reinsurance reinstatement premium in the quarter in addition to the impact of increased ceded reinsurance costs on 1/1/2023 renewals. Assumed reinsurance is also experiencing a higher underlying loss ratio as compared to this time last year. Prior period reserve development was 7.0 percent unfavorable year-to-date through September 30, 2023, as compared to 1.6 percent favorable in the same period last year. The prior period reserve strengthening in 2023 is primarily driven by an increase in long-tailed other liability lines and commercial auto, offset by workers' compensation and fire and allied lines. The prior period reserve release in 2022 was primarily driven by commercial auto and workers' compensation, offset by other liability.

Pre-tax catastrophe losses in the third quarter of 2023 added 5.9 percentage points to the combined ratio compared to 11.4 percentage points added to the combined ratio in the third quarter of 2022, and added 7.8 percentage points to the year-to-date loss ratio this year as compared to 8.7 percentage points during the same time period in 2022. Catastrophe losses were below expectations during the third quarter of 2023 and were approximately 6.0 points below the five-year historic mean catastrophe loss ratio for the third quarter of 2023.

The underwriting expense ratio for the third quarter of 2023 was 35.5 percent compared to 35.1 percent for the third quarter of 2022, an increase of 0.4 percentage points. The impact of surety reinsurance reinstatement premiums offset ongoing actions to sustainably reduce expenses. In addition to reducing expenses through careful vacancy management, we took the additional step to implement a voluntary early retirement program that we anticipate will provide ongoing benefits to our expense ratio in 2024. The underwriting expense ratio for the nine-months ended September 30, 2023 was 35.1 percent compared to 34.6 percent for the same time period of 2022. The increase is a result of strategic investments in talent and technology, surety reinsurance reinstatement premiums, and changes to our post-retirement benefit plans that reduced expenses in 2022 but have since concluded.

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

2023 Development

The property and casualty insurance business experienced $4.4 million and $59.2 million reserve strengthening in net reserves for prior accident years for the three- and nine-month periods ended September 30, 2023, respectively. During the first half of 2023, the Company made additional advancements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening in the nine-month period ended September 30, 2023 was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial auto line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were offset by favorable development in workers' compensation and fire and allied lines.

2022 Development

The property and casualty insurance business experienced $14.1 million of unfavorable development and $1.2 million of favorable development in net reserves for prior accident years for the three- and nine-month periods ended September 30, 2022, respectively. For the three-month period ended September 30, 2022 the unfavorable development was primarily driven by $31.7 million other liability and $5.4 million commercial fire and allied lines of business offset by favorable development in commercial automobile and workers' compensation lines of business of $12.4 million and $11.6 million, respectively. For the nine-month period ended September 30, 2022 the overall favorable development was primarily driven by commercial automobile lines of business and the workers' compensation line of business, with $28.9 million and $9.2 million, respectively, in net ultimate loss & loss adjustment expense estimates. The favorable reserve development was partially offset by unfavorable reserve development for $22.2 million other liability and $14.1 million commercial fire and allied lines.

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2023, our total reserves were within a reasonable range of our actuarial estimates.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2023			2022
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$78,090	$34,466	44.1%	$80,231	$85,738	106.9%
Fire and allied lines(2)	64,531	53,602	83.1	60,263	47,857	79.4
Automobile	53,929	46,186	85.6	51,939	32,093	61.8
Workers' compensation	13,366	9,616	71.9	14,043	(1,888)	(13.4)
Surety(3)	9,279	6,575	70.9	9,756	3,598	36.9
Miscellaneous	883	112	12.7	267	449	168.2
Total commercial lines	$220,078	$150,557	68.4%	$216,499	$167,847	77.5%

Personal lines
Fire and allied lines(4)	$1,616	$1,304	80.7%	$529	$1,195	225.9
Automobile	—	49	NM	(1)	(775)	NM
Miscellaneous	5	(83)	NM	10	(1,020)	NM
Total personal lines	$1,621	$1,270	78.3%	$538	$(600)	(111.5)%
Assumed reinsurance	$37,757	$20,971	55.5%	$21,219	$15,164	71.5%
Total	$259,456	$172,798	66.6%	$238,256	$182,411	76.6%
(1) Commercial lines "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.
(2) Commercial lines "Fire and allied lines" includes fire, allied lines, commercial multiple peril and inland marine.
(3) Commercial lines "Surety" previously referred to as "Fidelity and surety."
(4) Personal lines "Fire and allied lines" includes fire, allied lines, homeowners and inland marine.
NM = Not meaningful

Nine Months Ended September 30,	2023			2022
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$237,523	$194,115	81.7%	$225,323	$159,859	70.9%
Fire and allied lines	182,805	151,539	82.9	172,361	144,397	83.8
Automobile	154,806	136,875	88.4	157,927	107,021	67.8
Workers' compensation	40,413	19,316	47.8	42,389	16,345	38.6
Surety	27,611	15,668	56.7	26,700	5,723	21.4
Miscellaneous	1,522	277	18.2	817	593	72.6
Total commercial lines	$644,680	$517,790	80.3%	$625,517	$433,938	69.4%

Personal lines
Fire and allied lines	$4,568	$3,631	79.5%	$2,127	$2,144	100.8%
Automobile	—	(326)	NM	—	(1,919)	NM
Miscellaneous	18	(148)	NM	42	(1,110)	NM
Total personal lines	$4,586	$3,157	68.8%	$2,169	$(885)	(40.8)%
Assumed reinsurance	$120,955	$77,178	63.8%	$76,060	$31,242	41.1%
Total	$770,221	$598,125	77.7%	$703,746	$464,295	66.0%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio improved 62.8 percentage points and deteriorated 10.8 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The improvement in the three-month period was driven by a reduction in prior year reserve strengthening as compared to the same period last year. In the third quarter of 2022, reserves were strengthened on other liability lines concentrated in supported umbrella and construction defect exposures, increasing the prospective view of loss costs in these long-tailed lines. This strengthening did not occur in the third quarter of 2023, resulting in an improved net loss ratio as compared to the third quarter of 2022. In addition, the underlying loss ratio also improved in the third quarter of 2023 from the same period last year due to a reduced outlook for supported umbrella driven by improved analytics that brought a greater understanding of historical umbrella rate levels. The deterioration in the nine-month period ended September 30, 2023 is related to an increase in the estimation of evolving loss trends primarily affecting construction defect and excess and surplus lines excess casualty. During the last half of 2022 and first half of 2023, a combination of deeper analytical insights and emerging claim experience has increased our view of potential exposure within this line. Our prospective view of loss costs in these long-tailed lines has increased since this time last year.

•Commercial fire and allied lines - The net loss ratio deteriorated 3.7 percentage points and improved 0.9 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The deterioration in the three-month period is due to increased underlying losses offset by lower catastrophe losses. The improvement in the nine-month period is due to favorable prior period development in 2023 versus unfavorable development in 2022, offset by higher catastrophe losses and underlying losses.

•Commercial automobile - The net loss ratio deteriorated 23.8 percentage points and 20.6 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. This was driven by a strengthening of prior year reserves in the current year in reaction to continuing loss trends, as compared to a release of reserves in prior periods.

•Workers' compensation - The net loss ratio deteriorated 85.3 percentage points and 9.2 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022 primarily related to significant favorable prior year reserve development in the prior periods.

•Surety - The net loss ratio deteriorated 34.0 percentage points and 35.3 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022 primarily due to a small number of large claims and associated reinsurance reinstatement premiums. This business has historically delivered strong profitability, but can experience occasional periods of volatility. In addition, we are seeing a broader increase in risk within this line that aligns with macro-economic conditions, including inflation.

•Assumed reinsurance - The net loss ratio improved 16.0 percentage points and deteriorated 22.7 percentage points in the three- and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The improvement in the three-month period is a result of a reduction in catastrophe losses due to initial reserves for Hurricane Ian in 2022. The material change in the nine-month results was due to the continued enhanced analysis of this book of business. As discussed in our second quarter of 2023 results, this review resulted in adjustments in the allocation of loss reserves to better align with the exposures.

Financial Condition

Stockholders' equity decreased to $644.9 million at September 30, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $25.53, which is a decrease of $3.83 per share, or 13.0 percent, from December 31, 2022. The decrease is primarily attributable to net loss of $49.3 million, net unrealized depreciation after tax of $34.8 million on fixed maturity securities, and shareholder dividends of $12.1 million during the first nine months of 2023.

Investment Portfolio

Our invested assets totaled $1.8 billion at September 30, 2023, compared to $1.8 billion at December 31, 2022, a decrease of $15.8 million. At September 30, 2023, fixed maturity securities and equity securities made up 89.6 percent and 2.8 percent of the value of our investment portfolio, respectively. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to borrow funds available under our revolving credit facility.

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
The composition of our investment portfolio at September 30, 2023 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)		of Total
Fixed maturities (1)
Available-for-sale	$1,638,512	89.6%
Equity securities	51,217	2.8
Mortgage loans	45,534	2.5
Other long-term investments	93,836	5.1
Short-term investments	—	—
Total	$1,829,099	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.

As of September 30, 2023 and December 31, 2022, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at September 30, 2023 and December 31, 2022. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	September 30, 2023		December 31, 2022
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$634,694	38.7%	$540,485	34.8%
AA	444,910	27.2	482,369	31.1
A	234,433	14.3	232,668	15.0
Baa/BBB	304,011	18.6	278,247	17.9
Other/Not Rated	20,464	1.2	17,567	1.1
	$1,638,512	100.0%	$1,551,336	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three- and nine-month periods ended September 30, 2023, compared with the same periods of 2022 primarily due to the higher yields in the fixed income portfolio, reinvestment in the fixed income portfolio, higher income on cash and cash equivalents, and an increase in the fair value of our investments in limited liability partnerships.

Investment Results
(unaudited)	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2023	2022	Change %	2023	2022	Change %
Investment income:
Interest on fixed maturities	$14,472	$12,792	13.1%	$41,192	$35,879	14.8%
Dividends on equity securities	639	1,325	(51.8)%	3,067	3,934	(22.0)%
Income on other long-term investments	1,093	(1,348)	181.1%	(3,491)	(3,959)	11.8%
Other	2,574	891	188.9%	6,868	2,279	201.4%
Total investment income	$18,778	$13,660	37.5%	$47,636	$38,133	24.9%
Less investment expenses	2,319	2,054	12.9%	7,128	6,071	17.4%
Net investment income	$16,459	$11,606	41.8%	$40,508	$32,062	26.3%

Average yields:
Fixed income securities:
Pre-tax (1)	3.35%	3.07%	0.28%	3.20%	2.88%	0.31%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2023, the change in total value of our investments in limited liability partnerships resulted in investment income of $1.1 million and investment loss of $3.5 million, respectively, as compared to investment losses of $1.3 million and $4.0 million in the same periods of 2022.
We had net investment losses of $2.0 million and $2.6 million during the three- and nine-month periods ended September 30, 2023, respectively, as compared to net investment losses of $14.3 million and $35.6 million in the same periods of 2022. The change in the three- and nine-month periods ended September 30, 2023 as compared to the same periods in 2022 was primarily due to the increase in the fair value of our investments in equity securities driven by equity market losses in 2022.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at September 30, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
On August 18, 2023, the Company received a credit rating downgrade from AM Best. The Financial Strength Rating (FSR) was downgraded to A- (Excellent) from A (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) was downgraded to "a-" (Excellent) from "a" (Excellent) of the property/casualty subsidiaries of United Fire Group, Inc. Concurrently, AM Best has downgraded the Long-Term ICR to "bbb-" (Good) from "bbb" (Good) of UFG. The outlook of these Credit Ratings (ratings) has been revised to stable from negative. The Company has not experienced material impacts to its business or financial results as a result of the downgrade, but is subject to heightened risks associated with any further potential downgrades. Please see Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q for more information.
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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2023 and 2022:

Cash Flow Summary	Nine Months Ended September 30,
(In Thousands)	2023	2022
Cash provided by (used in)
Operating activities	$149,506	$(29,793)
Investing activities	(164,661)	(38,314)
Financing activities	(12,345)	(10,980)
Net change in cash and cash equivalents	$(27,500)	$(79,087)
Our cash flows were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2023 and 2022 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next 12 months. We also have the ability to draw on our credit facility if needed.

Operating Activities

Net cash flows from operating activities had inflows of $149.5 million and outflows of $29.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively. In the nine-month period ended September 30, 2023, the net operating cash inflows were driven by premium and investment inflows offsetting loss and expense outflows.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $606.0 million, or 37.0 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2023, our cash and cash equivalents included $14.0 million related to these money market accounts, compared to $31.3 million at December 31, 2022.
Net cash flows used by investing activities were $164.7 million for the nine-month period ended September 30, 2023, compared to net cash flows used by investing activities of $38.3 million for the nine-month period ended September 30, 2022. For the nine-month periods ended September 30, 2023 and 2022, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $98.6 million and $232.3 million, respectively. Our cash outflows for investment purchases were $255.3 million for the nine-month period ended September 30, 2023, compared to $267.9 million for the same period of 2022.
Financing Activities
Net cash flows used in financing activities were $12.3 million for the nine-month period ended September 30, 2023, an increase of $1.4 million compared to $11.0 million used in the nine-month period ended September 30, 2022.
Credit Facilities

On March 31, 2020, United Fire & Casualty Company, as borrower ("Borrower"), a wholly owned subsidiary of United Fire Group, Inc. entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50 million revolving credit facility, which includes a $20 million letter of credit sub-facility and a $5 million swing-line loan for working capital and other general corporate purposes. The Credit Agreement is provided on an unsecured basis, and the Borrower has the option to increase the Credit Agreement by $100 million if agreed to by the Lenders providing such incremental facility. As of September 30, 2023 and 2022, there were no balances outstanding under the Credit Agreement. For the nine-month period ended September 30, 2023 and 2022, we did not incur any interest expense related to the credit facility. As of September 30, 2023, the Company was in compliance with the minimum net worth covenant in the Credit Agreement. For further discussion of the Credit Agreement, refer to Part I, Item 1, Note 8 "Debt."
Dividends
Dividends paid to shareholders totaled $12.1 million and $11.8 million in the nine-month periods ended September 30, 2023 and 2022, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.

Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2023, UFG's sole direct insurance company subsidiary, United Fire & Casualty Company, is able to make a maximum of $59.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Stockholders' Equity
Stockholders' equity decreased to $644.9 million at September 30, 2023, from $740.1 million at December 31, 2022. The Company's book value per share was $25.53, which is a decrease of $3.83 per share, or 13.0 percent, from December 31, 2022. The decrease is primarily attributable to net loss of $49.3 million, net unrealized depreciation after tax of $34.8 million on fixed maturity securities, and shareholder dividends of $12.1 million during the first nine months of 2023.
Funding Commitments

Pursuant to an agreement with our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $32.2 million at September 30, 2023.

In addition, the Company invested $25.0 million in December 2019 in a limited liability partnership investment fund that is subject to a three-year lockup with a 60-day minimum notice, with four possible repurchase dates per year after the three-year lockup period has concluded. The fair value of the investment at September 30, 2023 was $25.2 million and there are no remaining capital contribution obligations with this investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
ISO catastrophes	$10,749	$27,816	$56,354	$62,179
Non-ISO catastrophes (1)	4,546	(607)	3,705	(806)
Total catastrophes	$15,295	$27,209	$60,059	$61,373
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2023, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2023 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the SEC on March 1, 2023 and additionally by the following additional and updated risk factors:

AM Best recently announced a downgrade of the credit ratings of UFG and its property/casualty subsidiaries. A further downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition, results of operations and liquidity.

Ratings are an important factor in establishing the competitive position of insurance companies. Third-party rating agencies assess and rate the claims-paying ability, balance sheet strength and creditworthiness of insurers and reinsurers based on criteria established by the agencies. A.M. Best rates our property and casualty insurance companies on a group basis. Since 2012, A.M. Best has also provided an issuer credit rating to our parent holding company.
Financial strength and issuer credit ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength, creditworthiness and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock, and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised upward or downward or revoked at the discretion of the rating agency.

On August 18, 2023, UFG and our property/casualty subsidiaries received a rating downgrade from A.M. Best. For our property/casualty subsidiaries, the Financial Strength Rating (FSR) was downgraded to A- (Excellent) from A (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) was downgraded to "a-" (Excellent) from "a" (Excellent). Concurrently, for UFG, AM Best has downgraded the Long-Term ICR to "bbb-" (Good) from "bbb" (Good). The outlook of these ratings has been revised to stable from negative.

The recent downgrades and any further downgrades in our financial strength ratings could adversely affect our ability to transact our current business, access the capital markets, lead to increased borrowing costs, or elevate interest rates. For more information, see Note 8 "Debt" in the Notes to Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.

The ratings assigned by A.M. Best are an important factor in marketing our products. Our ability to retain our existing business, and to attract new business in our insurance operations is affected by our ratings from A.M. Best. Failure to maintain our ratings, or any other further adverse changes with respect to our ratings, could motivate current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best further downgrades our ratings or publicly indicates that our ratings are under review, it is possible that we will not be able to compete as effectively, leading to a decrease in premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" could prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements.

The failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us. A further ratings downgrade could also cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations.

Our stock price could become more volatile and your investment could lose value.

The market price of our common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to our operating results or factors specific to our operations (including those discussed in our risk factors), changes in securities analysts’ estimates of our future financial performance, ratings or recommendations, our results falling below our expectations and analysts’ and investors’ expectations, the failure of our capital return programs to meet analysts’ and investors’ expectations, significant catastrophe events, departure of key personnel, cyberattacks, or factors largely outside of our control, including those affecting the property and casualty insurance industry. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the actual operating performance of listed companies. These fluctuations could adversely affect the price of our common stock.

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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,719,326 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the third quarter of 2023, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	Credit Facility Amendment and Waiver Agreement, dated August 7, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023)		X
31.1	Certification of Kevin J. Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin J. Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and nine-months ended September 30, 2023 and 2022; (iii) Consolidated Statement of Stockholders’ Equity (unaudited) for the three- and nine-months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine-months ended September 30, 2023 and 2022; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

November 2, 2023	November 2, 2023
(Date)	(Date)