Form 10-K
period 2023-12-31
UNITED FIRE GROUP INC
filed 2024-02-29
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023
OR
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $0.5 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 23, 2024, 25,277,324 shares of common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 15, 2024.

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
•General macroeconomic conditions, interest rate risk, the impact of inflation and changes in governmental regulations and monetary policy;
•Geographic concentration risk in our property and casualty insurance business;
•The properties we insure are exposed to various natural perils that can give rise to significant claims costs;
•Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect our results of operations, liquidity and financial condition;
•Further downgrades of the financial strength ratings of our operating subsidiaries or our issuer credit ratings and the adverse impact such action may have on our premium writings, policy retention, profitability and liquidity;
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
•Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite;
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
•We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost; and
•Our stock price could become more volatile and your investment could lose value.

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

PART I.
ITEM 1. BUSINESS
OVERVIEW
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are currently licensed as property and casualty insurers in 50 states, plus the District of Columbia. United Fire & Casualty Company was incorporated in Iowa in January 1946. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401; telephone: 319-399-5700.
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
All of our property and casualty insurance subsidiaries and affiliates belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
PROPERTY AND CASUALTY INSURANCE BUSINESS
Products and Operations
Our business is comprised primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance with the last exposures related to this business expected to lapse by 2025. As of December 31, 2023, minimal exposure from the direct personal lines of business remains.
Our core commercial products support a wide variety of customers including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 1,000 independent property and casualty agencies. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis. Additionally, the Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The Company assumes premium in Lloyd's of London syndicates through a Funds at Lloyd's subsidiary. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance. We also partner with managing general agents ("MGAs") to offer delegated underwriting programs providing niche products including marine specialty, professional liability and earthquake coverages. For a more detailed discussion of our products, refer to the "Business Overview" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Our property and casualty insurance business is reported as one business segment. Underwriting, sales and distribution are supported across our key products by regional underwriters and marketing representatives executing on overall strategy and underwriting governance. These areas are supported by a business enablement function as well as claims, actuarial and business analytics and risk control enabling functions. Our business enablement function provides efficient, centralized underwriting operations, premium processing, underwriting governance and product management. In addition to servicing policyholders with optimized claim processing and payment capabilities, the claims function's specialized approach supports underwriting, risk control and marketing in writing and retaining quality business. Actuarial and business analytics provide transparency and insight to business decisions through actuarial pricing, actuarial reserving, predictive modeling, and other business analytics. Other enabling functions that support our business include technology, finance, human capital, legal and governance functions.

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
Because we rely solely on independent agencies, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We tier our agents to objectively recognize our top performers including additional compensation in our profit-sharing plan. We offer incentive trips and promotions to build UFG loyalty. Property and casualty insurance agencies are expected to receive profit-sharing payments of $23.9 million in 2024, based on profitable business produced by the agencies in 2023.
Our competitive advantages include our commitments to:
•Strong agency relationships —
◦Highly-experienced personnel focused on strong service-oriented relationships.
◦A team of regional managers is responsible for deepening the agency relationships needed to drive profitable growth and the field execution of underwriting strategies for the core commercial business.
•Exceptional service — Our agents and policyholders always have the option to speak with a real person.
•Fair and prompt claims handling — We view claims handling experiences as an opportunity to demonstrate our exemplary customer service to our policyholders.
•Specialized underwriting expertise — We empower our underwriters with the knowledge and tools needed to make good decisions for the Company.
•Superior loss control services — Our loss control representatives make multiple visits to policyholder businesses and job sites each year to ensure safety and make loss prevention recommendations.
•Effective and efficient use of technology — We use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
REINSURANCE
Incorporated by reference from Note 4 "Reinsurance" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

RESERVES
Incorporated by reference from the "Critical Accounting Policies" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 "Reserves for Losses and Loss Settlement Expenses" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

INVESTMENTS
Incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the headings "Investments," "Market Risk" and "Critical Accounting Policies," Note 1 "Summary of Significant Accounting Policies" under the heading "Investments," Note 2 "Summary of Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."

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

Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," contained in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information about the dividends we paid during 2023.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2023, all of our insurance companies had capital in excess of the required levels.
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
Our property and casualty subsidiaries (collectively known as "United Fire & Casualty Group") are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. On August 18, 2023, the Company received a credit rating downgrade from A.M. Best. The Financial Strength Rating (FSR) was downgraded to A- (Excellent) from A (Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) was downgraded to "a-" (Excellent) from "a" (Excellent) of the United Fire & Casualty Group. Concurrently, A.M. Best has downgraded the Long-Term ICR to "bbb-" (Good) from "bbb" (Good) of UFG. The outlook of these Credit Ratings (ratings) has been revised to stable from negative. According to A.M. Best, companies rated "A-" have "an excellent ability to meet their ongoing obligations to policyholders." The Company has not experienced material impacts to its business or financial results as a result of the downgrade, but is subject to heightened risks associated with any further potential downgrades. Please see Part I, Item 1A. "Risk Factors" of this Annual Report on Form 10-K for more information.

HUMAN CAPITAL RESOURCES
Organization core values
Working together as one, we are always striving to deliver on our promises of employee success, policyholder protection, agent opportunity, shareholder value and community support. That is our mission. Its unified ideology guides every aspect of the way we conduct business at UFG.
Strategy for success
Our "One UFG: Boldly Forward" strategic plan unites our people in purpose and drives our mission of superior operational and financial performance. It is centered on five strategic pillars of long-term profitability, diversified growth, people development, continuous innovation and expense management. These pillars provide us with a strong foundation of success as we work together to deliver on our promises to all UFG stakeholders.

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

We embrace and encourage our employees' differences in age, color, disability, ethnicity, family or marital status, gender identity or expression, language, national origin, physical and mental ability, political affiliation, race, religion, sexual orientation, socio-economic status, veteran status, and other ways that make our employees unique.
Our commitment is reinforced through initiatives centered on our people, partners, and philanthropy, creating an inclusive work environment built on the premise of a strong sense of belonging that encourages:
a.Respectful communication and cooperation between all employees.
b.Teamwork and participation that empowers and advances all groups and perspectives.
c.Work-life balance to accommodate employees' varying needs.
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

		2023	2022	2021
Employee data
Workforce data	Headcount	852	1,095	1,075
	Average tenure in years	9.0	8.7	10.0
	Percent of self-identified women in workforce	55.0%	57.4%	54.8%
	Percent of self-identified racial/ethnic minorities in workforce	14.1%	13.8%	13.8%
	Voluntary turnover rate*	26.8%	12.3%	11.7%
Human rights/Social	Equal employment opportunity policy	Y	Y	Y
	Diversity, equity and inclusion policy	Y	Y	Y
	Human and labor rights policy	Y	Y	Y
Ethics	Anti-bribery & anti-corruption policy and training	Y	Y	Y
	Code of ethics and business conduct	Y	Y	Y
Community	Employee volunteer hours	1,676	1,690	720
* The 2023 voluntary turnover rate includes employees who accepted the Company's early retirement plan offering.

Fulfilling careers; health, safety and wellness; compensation and benefits; talent development

Employee success is part of UFG's mission, therefore, health, wellness and education are core cultural values. Our investment in employee health and well-being is built on our foundation of helping people enhance their lives. UFG is dedicated to proactively promoting work-life balance for all employees that respects a variety of values and lifestyles. Employees are encouraged to meet with their managers to develop a flexible work schedule that suits their needs outside of work.
Our commitment to advancing the mental and physical health of our people includes:
•U Fit Wellness Center located on-site: in our Cedar Rapids home office and our Houston and Denver regional offices. We are proud to have built our own state-of-the-art fitness center in Cedar Rapids, and we have a full-time Manager of Corporate Wellness on staff. The manager provides one-on-one coaching, customized wellness plans and group fitness and wellness classes for all skill levels. She also provides change management consulting to business units and/or individual employees.
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
◦A wellness reward system – Our employees have the option to enroll in our third-party wellness management program designed to cultivate good lifestyle habits. This program also provides monetary incentives based on physical activity and premium credits on health insurance when employees reach certain thresholds.
◦Access to a health advocate program where we are partnering with a service to help employees navigate the healthcare system and address personal and work-related issues at no cost to them.
◦A well-being and weight management program - Digital platform taught by renowned experts that will assist with a personalized approach for weight loss results together with coaching.

Sustainability
As a property and casualty insurer, UFG is acutely aware of the growing risks to business, insureds and communities stemming from sustainability issues. Sustainability is top of mind for our Management Team and Board of Directors, and as a result we have made important updates to our environmental, social and governance ("ESG") structure. Various Board committees maintain oversight of relevant ESG initiatives:

a.The Nominating and Governance Committee oversees our ESG policies and practices, generally, and reviews our voluntary ESG disclosures, goals and related sustainability metrics. Additionally, the Nominating and Governance Committee is responsible for oversight of business ethics.
b.The Audit Committee, in its oversight of financial risk exposures, internal controls and financial reporting, reviews policies, processes and internal controls for collecting ESG data to ensure disclosures containing ESG data are accurate, reliable and consistent. Additionally, the Audit Committee has oversight of the whistleblower program.
c.The Compensation and Human Capital Committee oversees our human capital management and diversity, equity, and inclusion initiatives, as well as corporate culture matters. Additionally, the Compensation and Human Capital Committee reviews and approves our Human and Labor Rights Policy.
d.The Investment Committee reviews risks related to our investment portfolio, including oversight of any responsible investment strategies and associated risks (in consultation with the Risk Management

Committee). Additionally, the Investment Committee reviews and approves our ESG Investment Policy (a component of the Company's Investment Policy Statement) and monitors investment activity to ensure investments are made consistent with the ESG Investment Policy.

e.The Risk Management Committee reviews and evaluates the Company's identification, assessment and management of risks associated with ESG matters, including but not limited to climate change, cybersecurity, and ESG-related emerging risks. It also coordinates with other committees of the Board of Directors on ESG risks specific to such committee's area of oversight.

Together with Board oversight, UFG established our ESG Management Committee, a cross-functional team of leaders who are dedicated to actively leading UFG's sustainability, corporate social responsibility, health and safety and human capital efforts, as well as cultivating an ESG-focused culture. The ESG Management Committee meets regularly and provides routine updates to the Board's Nominating and Governance Committee. Our Chief Risk Officer, supported by our Chief Legal Officer and Assistant Vice President ("AVP") of Workplace Environment, is responsible for developing and deepening UFG's understanding of climate change as an enterprise-level risk and informing the Board how the related risks are monitored and mitigated.
In 2023, UFG undertook a comprehensive effort to improve sustainability and improve transparency in our sustainability reporting. We established targets for greenhouse gas ("GHG") emissions reduction, and reported our progress towards these targets, as well as our aggregated energy and wastewater discharge. Our full sustainability report can be found on our website at: www.ufginsurance.com. We also developed a third party code of conduct that, among other things, details UFG's right to request metrics on suppliers' environmental efforts. We view climate change as a transversal risk impacting and elevating other critical enterprise risks, and we have begun developing strategies to address and build resiliency to these risks. While this disclosure is a first step, UFG will continue to enhance and act on our understanding of the risks and opportunities a changing climate presents to our business.

UFG was appointed the insurance provider for members of the Iowa Land Improvement Contractors Association ("LICA") insurance program. This organization, which is known for its mission of professional conservation of soil and water, as well as best practices in the construction and protection of cities, farms, ranches and rural areas where we live and work, has worked with UFG to develop a program that is customized to this targeted group of insureds. Our program, in partnership with Prins Insurance, is specifically designed for LICA contractors and includes professional risk control services, safety group dividends based on the performance of the group, specialty pricing, and the broadened coverages needed when working to conserve our soil and water.
In addition to establishing a UFG Green Team dedicated to sustainability practices, the facilities team is active in reducing our environmental footprint. Here are a few of our practices intended to lesson our impact on the environment:
•Responsible Scaling of Corporate Real Estate
We continue to evaluate our space needs and in support of on-going flexible working arrangements. We were able to consolidate our Cedar Rapids home office space, subleasing a portion of our Security building. Additionally, we decommissioned our Los Angeles office building site, and right-sized our Sacramento and Phoenix offices. From the beginning of 2022 through the end of 2023, we successfully decreased our real estate footprint by over 28%.
•Pursuit of WELL Building Certification
The WELL Building Standard, a leading global framework focuses exclusively on the ways that buildings and organizations can improve employee comfort, drive better choices, and enhance health and well-being. Organizations are given three years to complete all performance testing and documentation. In 2023, we started the process and achieved a platinum WELL V2 Building designation. We are one of only a handful of organizations in the US to reach this level of achievement, illustrating our dedication to our employees' well-being.
•Commitment to Community Service
In 2023, our employees dedicated a total of 3,055 hours to their communities, an increase of 6% from 2022. We provided a benefit of 16 hours of paid time off to each employee to participate in community service activities. In 2023, employees benefited from 1,676 hours of paid time off for community service.

•Net Zero Waste Initiative
UFG continued to embrace the opportunity for environmental stewardship in 2023 with excellent results from the net zero waste program that was initiated in 2022. We successfully diverted 15 tons of waste from the landfill, composted nearly five tons of materials, and saved on janitorial costs by implementing UFGreen stations and encouraging our employees to separate their own compost and recycling in 2023. In 2024, UFG is striving to receive the TRUE certification (Total Resource Use and Efficiency) in support of zero waste, reduction of carbon footprint, and supporting public health.
•GHG Emission Targets and Sustainability Reporting
We recently set initial GHG emission targets. In 2024, we will be implementing a sustainability platform that will allow us to measure, manage, and report out on targeted sustainability efforts. Sustainability reporting and GHG emission targets are disclosed to our employees, shareholders, and insureds on our public facing website www.ufginsurance.com.

COMPANY WEBSITE AND AVAILABILITY OF INFORMATION
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers:

Name	Age	Position
Kevin J. Leidwinger	60	President and Chief Executive Officer, Principal Executive Officer
Eric J. Martin	53	Executive Vice President, Chief Financial Officer and Principal Financial Officer
Julie A. Stephenson	56	Executive Vice President and Chief Operating Officer
Jeremy J. Bahl	46	Vice President, Field Operations
Robert F. Cataldo	53	Vice President and Chief Investment and Strategy Officer
Sarah E. Madsen	45	Vice President, Chief Legal Officer and Corporate Secretary
Corey L. Ruehle	50	Vice President and Chief Claims Officer
Micah G. Woolstenhulme	48	Vice President and Chief Risk Officer
Kelly A. Walsh	45	Vice President and Chief Underwriting Officer
Lindsay E. Lovvorn	44	Vice President and Chief Administrative Officer

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
Eric J. Martin became Executive Vice President and Chief Financial Officer in February 2023, after joining UFG as our Senior Vice President and Chief Financial Officer in April 2022. Prior to joining UFG, he served as Head of Enterprise Transformation at Transamerica Corporation (an insurance company), beginning in 2020. Mr. Martin also held numerous other positions at Transamerica including: Chief Operating Officer, Individual Solutions and Retail Affiliates (2019-2020); Senior Vice President, Controller and Head of Finance (2016-2019) and various other roles dating back to 2001.
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
Jeremy J. Bahl became Vice President, Field Operations in December 2023. Mr. Bahl joined UFG as an accountant in 2000. He transferred to the underwriting department of the Great Lakes region in 2002 and served as an Underwriting Supervisor from 2010 to 2014. In 2014, he became Underwriting Supervisor of the Denver region. In 2016, he was named Vice President and Branch Manager of our Denver region and assumed oversight of the Sacramento region in 2018. From 2020 through 2023, Mr. Bahl served as Vice President and Chief Underwriting Officer. Mr. Bahl has the Chartered Property Casualty Underwriter (CPCU) professional designation.
Robert F. Cataldo became our Vice President and Chief Investment and Strategy Officer of UFG in 2020, serving the Company since 2011. Mr. Cataldo was Vice President and Strategy Officer for UFG from 2018 to 2020. From 2015 to 2018, he served as AVP & Senior Portfolio Manager. Mr. Cataldo joined UFG as a Senior Portfolio Manager in 2011. On February 1, 2024, we filed a Form 8-K with the SEC to disclose Mr. Cataldo's anticipated departure from UFG, effective no later than May 24, 2024, due to UFG's strategic decision to outsource its investment management function.

Sarah E. Madsen became our Vice President, Chief Legal Officer, and Corporate Secretary in April 2022. Ms. Madsen previously served as Assistant General Counsel from 2018 - 2022. Prior to joining UFG, she served as corporate counsel for a national insurance and financial strategies firm, counsel for a global non-profit and was a partner at a St. Paul, MN-based law firm, where she practiced financial services, insurance, and commercial litigation. Ms. Madsen holds a CPCU designation.
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
Kelly A. Walsh joined UFG as our Vice President and Chief Underwriting Officer in December 2023. Ms. Walsh has over two decades of insurance industry experience. Prior to joining UFG, Ms. Walsh held a variety of leadership positions at CNA Insurance, serving as Vice President for branch services (2016-2018), Senior Vice President for general liability & umbrella, middle market (2018-2023) and Senior Vice President and global product leader for general liability in 2023 before joining UFG.

Lindsay E. Lovvorn became our Vice President and Chief Administrative Officer in February 2024. Ms. Lovvorn joined UFG as our Vice President of Business Enablement in February 2023. Prior to joining UFG, she served as the Senior Director of Industry and Product Strategy at Oracle (2007-2012). Ms. Lovvorn also served at CNA Insurance as Assistant Vice President and business lead (2012-2017) and Vice President of Product and Process Systems (2017-2022).

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

We manage our investment portfolio internally under required statutory guidelines and investment guidelines approved by our Board of Directors and the boards of directors of our subsidiaries. Although these guidelines stress diversification and capital preservation, our investments are subject to a variety of risks discussed as follows.

Credit Risk – The value of our investment in marketable securities is subject to credit losses as a result of deterioration in the creditworthiness of the issuer. Such impairments could reduce our net investment income and result in realized investment losses. The vast majority of our investments (98.4 percent of core fixed income portfolio at December 31, 2023) are investment-grade securities. Despite efforts to diversify our portfolio and emphasize credit quality, our investments are subject to losses as a result of a general downturn in the economy.

Interest Rate Risk – A significant portion of our investment portfolio (89.4 percent at December 31, 2023) consists of fixed income securities, primarily U.S. government agency, corporate and municipal bonds (70.0 percent at December 31, 2023). These securities are sensitive to changes in interest rates. An increase in interest rates typically reduces the fair value of fixed income securities, while a decline in interest rates reduces the investment income earned from future investments in fixed income securities. We generally hold our fixed income securities to maturity, so our interest rate exposure does not usually result in realized losses. However, rising interest rates could result in a significant reduction of the book value of our fixed maturity investments. Low interest rates, and low investable yields, could adversely impact our net earnings as reinvested funds produce lower investment income. Interest rates are highly sensitive to many factors beyond our control including general macroeconomic conditions, changes in governmental regulations and monetary policy, and national and international political conditions.

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
The following states provided 47.0 percent of the direct statutory premiums written for the property and casualty insurance businesses in 2023: Texas (17.4 percent), California (12.4 percent), Iowa (7.1 percent), Missouri (5.8 percent) and Louisiana (4.3 percent).
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

Our property and casualty insurance operations expose us to claims arising from catastrophic events affecting multiple policyholders. Such catastrophic events consist of various natural disasters, which may increase in severity and frequency due to climate change, including, but not limited to, hurricanes, tornadoes, hailstorms, wildfires, earthquakes, severe winter weather, volcanic eruptions, and man-made disasters such as terrorist acts (including biological, chemical or radiological events), explosions, infrastructure failures and results from political instability. We have exposure to hurricanes along the Gulf Coast, Eastern and Southeastern coasts of the United States. We have exposure to tornadoes, severe convective storms, windstorms, and hailstorms throughout the United States. We have exposure to earthquakes along the West Coast and the New Madrid Fault area. Our automobile and inland marine business also exposes us to losses arising from floods and other perils.

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

Climate change presents risks in four categories to UFG:

a.Physical Risk: The cost of natural perils may change. This is a concern for our property insurance underwriting strategy and, to a lesser extent, our real estate costs.
b.Regulatory Risk: Certain regulatory bodies may impose laws that require UFG to report GHG emissions from our own operations and our strategies to mitigate emissions, resulting in compliance with such regulations requiring increased time and expense.
c.Transition Risk: Financial risks arising from a global transition to a lower-carbon economy could impact long-term return on certain invested assets.
d.Liability Risk: New areas of law enabling litigation alleging damage from climate change may present legal risk to UFG.

We maintain catastrophe exposure modeling and management in house and incorporate our view of natural peril risk into forward-looking projections that reflect our view on climate. Our property catastrophe reinsurance program is designed to meet the needs of a changing risk profile. A key area of current focus is our exposure to severe convective storms. We endeavor to reduce GHG emissions from operations via energy saving construction features/devices and leasing of fuel-efficient fleet vehicles. Our business continuity plan is tested annually, including failover of all systems to our disaster recovery data center. Additional capabilities and plans are being developed that support continuance of operations after a regional weather event. UFG offers a green replacement option for equipment breakdown coverage to encourage installation of more energy efficient heating and cooling systems. Underwriting requires wind and hail deductibles in coastal and severe convective storm areas to minimize our exposure and encourage policyholders to adopt stronger building codes. UFG endeavors to comply with a growing number of federal and state regulations pertaining to climate disclosures and questionnaires.
A further downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition, results of operations and liquidity
Ratings are an important factor in establishing the competitive position of insurance companies. Third-party rating agencies assess and rate the claims-paying ability, capital strength and creditworthiness of insurers and reinsurers based on criteria established by the agencies. A.M. Best rates our property and casualty insurance companies on a group basis. Since 2012, A.M. Best has also provided an issuer credit rating to our parent holding company. The table below shows the current ratings assigned to our companies by A.M. Best.

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
Pooled Property and Casualty Companies	A-	a-	2023
United Fire Group, Inc.	N/A	bbb-	2023

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

On August 18, 2023, UFG and our property/casualty subsidiaries received a rating downgrade from A.M. Best. For our property/casualty subsidiaries, the Financial Strength Rating (FSR) was downgraded to A- (Excellent) from A

(Excellent) and the Long-Term Issuer Credit Ratings (Long-Term ICR) was downgraded to "a-" (Excellent) from "a" (Excellent). Concurrently, for UFG, A.M. Best has downgraded the Long-Term ICR to "bbb-" (Good) from "bbb" (Good). The outlook of these ratings has been revised to stable from negative.

The recent downgrades and any further downgrades in our financial strength ratings could adversely affect our ability to transact our current business, access the capital markets, or lead to increased borrowing costs (including through elevated interest rates). For more information, see Note [8] "Debt" in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K. Perceptions of the Company by investors, producers, other businesses and consumers could also be significantly impaired.

The ratings assigned by A.M. Best are an important factor in marketing our products. Our ratings from A.M. Best affect our ability to retain our existing business, and to attract new business in our insurance operations. Failure to maintain our ratings, or any other further adverse changes with respect to our ratings, could motivate current and future independent agents and policyholders to choose to transact their business with more highly rated competitors. If A.M. Best further downgrades our ratings or publicly indicates that our ratings are under review, it is possible that we will not be able to compete as effectively, leading to a decrease in premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" could prevent us from issuing policies to a portion of our current policyholders or other potential policyholders with ratings requirements.

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

We have experienced several transitions in key roles in recent years, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Chief Legal Officer positions. These changes and any future significant leadership changes or senior management transitions involve inherent risk and can be disruptive to our operations. Any failure to find a timely and suitable replacement for key personnel and ensure an effective transition, including the effective onboarding, could hinder our strategic planning, business execution and future performance.

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

These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claim and coverage issues are difficult to predict. Further examples of these issues include: (1) judicial expansion of policy coverage and the impact of new theories of liability; (2) an increase in plaintiffs targeting property and casualty insurers, including us, in purported class action litigation regarding claims handling and other practices; (3) medical developments that link health issues to particular causes, resulting in liability or workers' compensation (for example, cumulative trauma); (4) claims relating to unanticipated consequences of current or new technologies; (5) an increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions; (6) claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events; and (7) adverse changes in loss cost trends, including inflationary pressure in medical cost and automobile repair costs.

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

Although, to date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition, the scope and effect of any cyber-attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverages; however, our insurance may be insufficient to cover all losses and expenses related to a cyber-attack.

Federal and state policymakers have and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services recently adopted a cyber protection and reporting regulation for financial services companies with which we are complying. The NAIC has created the Data Security Model Law based upon the New York regulation. Compliance with these regulations and efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, and financial strength.

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

Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite.

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

Our distribution model is subject to the risks of possible loss of independent agencies for various reasons and the discretion agencies have to reduce their business with us. Other potential consequences of not maintaining strong and beneficial relationships include the loss of sufficient business opportunities within our specific risk appetite, impacting the quality of our underwriting and loss ratio. If the quality of the independent agencies with which we do business were to decline, policyholders might consider purchasing their insurance through different agencies or channels.
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

Terrorism Risk Insurance. The Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA") was signed into law. TRIPRA, which extended the Terrorism Risk Insurance Program until December 31, 2027, gradually increased the coverage trigger for shared terrorism losses between the federal government and the insurance industry to $200 million per year, and gradually increased the industry-wide retention to $37.5 billion per year. For further information about TRIPRA and its effect on our operations, refer to the information in the "Results of Operations for the Years Ended December 31, 2023, 2022 and 2021" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Accounting standards. We prepare our consolidated financial statements in conformity with GAAP, which is periodically revised and/or expanded by recognized authoritative bodies, including the Financial Accounting Standards Board ("FASB"). These principles are subject to interpretation by the SEC and various other bodies formed to interpret and create appropriate accounting principles and guidance. Changes in GAAP and financial reporting requirements, or the interpretation of GAAP or those requirements, may have an impact on the content and presentation of our financial results and could have adverse consequences on our financial results, including lower reported results of operations and shareholders' equity and increased volatility and decreased comparability of our reported results with our historic results and with the results of other insurers. In addition, the required adoption of new accounting standards may result in significant incremental costs associated with initial implementation of and ongoing compliance with those standards. Additional information regarding recently proposed and adopted accounting standards and their potential impact on us is set forth in Note 1 "Summary of Significant Accounting Policies" to Part II, Item 8, "Financial Statements and Supplementary Data."

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

We use various actuarial techniques and data analytics to understand our risk exposures such as frequency and severity of different types of insurance claims. The data we rely on for these analytics includes experience data from our own business (policies written, characteristics, coverages, and details of associated losses) and data attained from third parties, including industry results. We use outputs of predictive models and other analytics to assist in decision making related to underwriting, pricing, claims management (including reserving), and catastrophe risk exposure management. Emerging technology, including artificial intelligence, offers opportunities to underwrite and price business more efficiently and accurately, thus lowering costs. If we are not able to use technology and data analytics as effectively as our competitors, our competitiveness and ability to write and retain business within our risk appetite will be impacted. This may reduce the profitability of the business we do write and retain and negatively affect our ability to meet our business objectives.

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

The market price of our common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to our operating results or factors specific to our operations (including those discussed in our risk factors), changes in securities analysts' estimates of our future financial performance, ratings or recommendations, our results falling below our expectations and analysts' and investors' expectations, the failure of our capital return programs to meet analysts' and investors' expectations, significant catastrophe events, departure of key personnel, cyber-attacks, or factors largely outside of our control, including those affecting the property and casualty insurance industry. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the actual operating performance of listed companies. In addition, our stock is followed by a small number of analysts and the average daily trading volume tends to be low. These factors could adversely affect the price of our common stock.

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
State insurance laws limit the ability of insurance subsidiaries to pay dividends and require our insurance subsidiaries to maintain specified minimum levels of statutory capital and surplus. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. Ordinary dividend payments, or dividends that do not require prior approval by the insurance subsidiaries' domiciliary state insurance regulator are generally limited to amounts determined by a formula which varies by jurisdiction. Extraordinary dividends, on the other hand, require prior regulatory approval by the insurance subsidiaries' domiciliary state insurance regulator before they can be made.
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

General Risk Factor

Macroeconomic conditions could materially and adversely affect our business, results of operations, financial condition, and growth.

Macroeconomic conditions such as growth, inflation, market stability, and geopolitics can impact our operations, opportunities, and risk profile. Important sectors we follow include goods, services, and housing. Markets exhibit stability when credit is available, there is liquidity in the system, and banks are stable. Geopolitical concerns can also disrupt the business environment. All of these factors can contribute to adverse financial consequences for UFG.

These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Overview

We recognize the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach to develop strategies for preserving the confidentiality, integrity and availability of Company and customer information, identifying, preventing and mitigating cybersecurity threats, and effectively responding to cybersecurity incidents.

Oversight

Cybersecurity risk oversight is a focus area of our Risk Management Committee and the full Board of Directors. The Risk Management Committee's charter requires it to assist the Board of Directors in identifying and evaluating risks inherent in our business and to oversee and review the significant policies, procedures, and practices employed to manage risks. The Risk Management Committee receives a quarterly cybersecurity update from the Chief Administrative Officer, which is shared with the full Board of Directors. The Board of Directors discusses cybersecurity matters and risks on a quarterly basis or more frequently, as needed, at the recommendation of the Risk Management Committee.

The Company's executive enterprise risk management committee (the "Executive ERM Committee") is tasked with, among other responsibilities, identifying and evaluating operational risks, which includes risks associated with information technology and cybersecurity. The Executive ERM Committee includes senior leaders across business functions, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Legal Officer, Chief Risk Officer and Chief Administrative Officer. The Executive ERM Committee, as part of its comprehensive risk management duties, discusses Company strategies to prevent cyber-attacks and the Company's response and remediation of threats. The Chief Administrative Officer provides a quarterly report to the Risk Management Committee that summarizes cybersecurity risks, relevant events and other items of note identified by management or the Executive ERM Committee. The Executive ERM Committee meets independently of the Risk Management Committee, with a representative from the Risk Management Committee in attendance. Certain members of the Executive ERM Committee are invited to attend and participate in meetings of the Risk Management Committee.

In addition, we maintain internal working groups called "corporate risk register groups" dedicated to assessing and managing the various ERM risks facing the Company. There are two corporate risk register groups that relate to cybersecurity risk: Cyber Incident Prevention and Cyber Incident Recovery; the Chief Administrative Officer is the leader of both of these risk register groups. The Chief Administrative Officer likewise serves on the Business Continuity Team as the business continuity technology lead, a role in which she comprehensively evaluates IT system readiness and preparedness should a business continuity event involving cybersecurity or technology interruption occur.

The lead management team member responsible for cybersecurity matters is the Chief Administrative Officer, who has 20 years of experience in information technology and a B.A. in Management Information Systems. She is assisted by the Information Security Manager and the Assistant Vice President and Senior Corporate Counsel for Privacy and Governance.

Cybersecurity Program

We have adopted a Written Information Security Program (WISP) designed to align with the guidelines recommended by the National Institute of Standards and Technology (NIST). We have made ongoing continuous improvements to our information security program; specifically in the implementation of secure remote access solutions with multifactor authentication, next-generation endpoint detection and remediation, cloud-based security controls, automated scanning and outside validation of security controls. Additionally, we require employees to complete cybersecurity training at least annually. When a specific cyber threat is identified, we may create additional trainings with targeted content for our employees. As part of our efforts to manage our cybersecurity risks, we have engaged an independent firm to assist with conducting penetration tests and provide advice on our information security program. We also carry insurance to mitigate losses from cyber events.

We have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. All proposed third parties are subject to a preliminary assessment to identify those that may handle or have access to company information and scope appropriate due diligence activities relating to the engagement. Third parties that may handle or have access to company information are subject to enhanced due diligence procedures prior to onboarding and security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by third parties and information obtained through other channels. In addition, we require our providers to adhere to appropriate security requirements and controls, and we investigate security incidents that have impacted our third-party service providers, as appropriate.

We have established comprehensive incident response and recovery plans and continue to regularly test and evaluate the effectiveness of those plans. Our incident response and recovery plans address – and guide our employees, management and the Board of Directors on – our response to a cybersecurity incident, including the requirements of notification, classification, analysis and communication of cybersecurity incidents based on the identified severity level. The Executive ERM Committee regularly reviews and evaluates the corporate incident response plan and business continuity plan.

Cybersecurity Threats

To date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition. Refer to "Item 1A. Risk Factors" in this Annual Report on Form 10-K, for additional discussion about cybersecurity-related risks.

ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 235,000 square feet of office and building space. In addition, we lease office and building space, including underwriting and claims offices, throughout the U.S. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2023 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
United Fire Group, Inc.'s common stock is traded on the Nasdaq stock market under the symbol "UFCS." On February 23, 2024, there were 645 holders of record of United Fire Group, Inc. common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2023, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $58.6 million in dividend payments without prior regulatory approval.
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
Issuer Purchases of Equity Securities

Under our share repurchase program, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. There were no repurchases during the year ended December 31, 2023. Our share repurchase program was most recently renewed in November 2022 through August 2024. As of December 31, 2023, we remained authorized to repurchase 1,719,326 shares of common stock.

United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in United Fire Group Inc.'s common stock from December 31, 2018 through December 31, 2023, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2018 in our common stock and in each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/2018
12/31/2019
12/31/2020
12/31/21
12/31/22
12/31/23
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/2018	12/31/2019	12/31/2020	12/31/21	12/31/22	12/31/23
United Fire Group, Inc.	$100.00	$81.12	$48.48	$45.79	$55.17	$41.77
S&P 500 Index	100.00	131.49	155.68	200.38	164.05	207.13
S&P 600 P&C Index	100.00	109.99	110.97	129.93	118.03	124.69
The foregoing performance graph is being furnished as part of this Annual Report on Form 10-K solely in accordance with the requirement under Rule 14a-3(b)(9) to furnish our shareholders with such information, and therefore, shall not be deemed to be filed or incorporated by reference into any filings by the Company under the Securities Act or Exchange Act.

ITEM 6. [RESERVED]
Not applicable.

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
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Part I, Item 1 "Property and Casualty Insurance Business" under "Products and Operations".
Products and Lines of Business
Our core commercial products support a wide variety of customers including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 1,000 independent property and casualty agencies. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis.Additionally, the Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The Company assumes premium in Lloyd's of London syndicates through a Funds at Lloyd's subsidiary. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance. We also partner with MGAs to offer delegated underwriting programs providing niche products including marine specialty, professional liability and earthquake coverages.
We review and report our results using lines of business. The following table shows the principle types of property and casualty insurance policies we write and issue, and which lines of business they are reported in:

	Direct Writer	Treaty Reinsurance(1)	Funds at Lloyd's	MGAs
Commercial Lines
Other Liability	x	P		x
Fire and allied lines	x	P		x
Automobile	x	P
Workers' compensation	x	P
Fidelity and surety	x	P
Other	x			x
Personal Lines
Fire and allied lines	*	P
Automobile	*
Other	*
Reinsurance Assumed		NP	x
* Personal lines direct business was discontinued in 2020 with only a minimal number of exposures still in force due to certain regulatory non-renewal limitations. For more information, refer to Part I, Item 1 "Property and Casualty Insurance Business" under "Products and Operations"
(1) Treaty Reinsurance is split between proportional reinsurance (P) and non-proportional reinsurance (NP)

Commercial other liability - primarily business insurance covering bodily injury and property damage including construction defect, excess and surplus lines excess casualty, and standard umbrella. Proportional assumed reinsurance on these lines and professional liability coverage managed by an MGA partner.
Commercial fire and allied lines - primarily multi-peril non-liability property coverage, inland marine. Proportional assumed reinsurance on these lines and earthquake coverage managed by an MGA partner.
Commercial automobile - physical damage to an insured's vehicle, as well as liabilities to third parties. Automobile physical damage insurance covers loss or damage to vehicles from collision, vandalism, fire, theft, flood or other causes. Automobile liability insurance covers bodily injury, damage to property resulting from automobile accidents caused by the insured, uninsured or under-insured motorists and the legal costs of defending the insured against lawsuits. Proportional reinsurance on these lines is also included.
Workers' compensation - business coverage for employees who are injured or become ill as a result of their job, including proportional assumed reinsurance for this coverage. Our workers' compensation insurance covers primarily small- to mid-sized accounts.
Fidelity and surety - contract and commercial surety bond coverage which guarantees performance and payment by our bonded principals, protects owners from failure to perform on the part of our principals, and protects material suppliers and subcontractors from nonpayment by our contractors.
Commercial other - commercial theft coverage, boiler and machinery and ocean marine business managed by an MGA partner.
Personal fire and allied lines - proportional assumed reinsurance for homeowners multi-peril coverage.
Reinsurance assumed - primarily non-proportional assumed reinsurance and Funds at Lloyd's property and casualty syndicates.
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
Geographic Concentration
For 2023, 47.0 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.
In 2023, 2022 and 2021 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2023	2022	2021	2023	2022	2021
Texas	$176,287	$148,207	$158,676	17.4%	16.6%	17.4%
California	126,262	111,037	119,171	12.4	12.4	13.1
Iowa	71,975	70,128	73,097	7.1	7.8	8.0
Missouri	59,094	54,090	55,693	5.8	6.1	6.1
Louisiana	43,769	37,124	39,280	4.3	4.2	4.3
New Jersey	42,369	41,030	49,468	4.2	4.6	5.4
Illinois	37,157	28,538	29,755	3.7	3.2	3.3
Colorado	36,900	34,480	38,761	3.6	3.9	4.3
Minnesota	35,718	32,659	35,697	3.5	3.7	3.9
South Dakota	33,770	31,609	30,429	3.3	3.5	3.3
All Other States	350,976	304,839	281,485	34.6	34.1	30.9
Direct Statutory Premiums Written	$1,014,277	$893,741	$911,512	100.0%	100.0%	100.0%

MEASUREMENT OF RESULTS
We evaluate profit or loss based upon operating and investment results. Profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, underwriting and other operating expenses. Management uses metrics to provide financial statement users with a better understanding of results of operations, including net premiums written and three components of the loss ratio: underlying loss ratio, impacts of catastrophes and non-catastrophe prior period reserve development.
Net premiums written is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Net premiums written is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Management believes net premiums written is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net premiums written for an insurance company consists of direct premiums written and premiums assumed, less premiums ceded. Net premiums earned is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of premiums written applicable to the unexpired terms of the insurance policies in force. The difference between net premiums earned and net premiums written is the change in unearned premiums and the change in prepaid reinsurance premiums.

Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The underlying combined ratio represents the combined ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of prior period impacts and catastrophes. Management believes separate discussions on catastrophe losses and prior period reserve development are important to understanding how the Company is managing catastrophe risk and in identifying developments in longer-tailed business.

Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes development on catastrophe losses.

Catastrophe losses is an operational measure that utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss adjustment expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. The following table shows the breakdown of ISO and non-ISO catastrophes in 2023, 2022 and 2021:

	Years Ended December 31,
(In Thousands)	2023	2022	2021
ISO catastrophes	$61,269	$73,342	$83,386
Non-ISO catastrophes (1)	2,883	124	15,230
Total catastrophes	$64,152	$73,466	$98,616
(1) Includes international assumed losses.
We evaluate our property catastrophe exposure by considering planned portfolio growth, market conditions, business needs, portfolio aggregation, and results of third-party vendor model output. As a result of the evaluation, we may limit our exposure in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification and restrictions on the amount and location of new business production in such regions. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas and consider the impacts of climate change and the unpredictability of future trends in adjusting our geographic concentrations. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints. We use third-party vendor catastrophe modeling and a risk concentration management tool to monitor and control our accumulation of potential losses in natural catastrophe exposed areas, such as the Gulf Coast and East Coast. We model several perils against our exposure profile to produce a view into portfolio aggregation and property catastrophe exposure. Our staff regularly performs portfolio analysis, creating and utilizing custom model output which is used to further expand our insights into our exposure profile. We use all of these evaluations when renewing our catastrophe reinsurance programs on an annual basis.
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
We measure our cash flows and liquidity to ensure we meet our short- and long-term cash obligations. We monitor our capital adequacy to support our business.
Ceded Reinsurance

Our reinsurance allows us to manage our risk, increase our underwriting capacity and protect us from large events. A summary of our key 2024 reinsurance program is as follows. For details on our 2021 - 2023 plans please refer to Part II, Item 8, Note 4 "Reinsurance"
Property Catastrophe Excess of Loss
Our corporate property catastrophe reinsurance program, effective January 1, 2024, is an excess of loss ("XOL") treaty. The program consists of $110 million in coverage for losses in excess of $20 million. The treaty protects from catastrophic events such as earthquakes, hail, windstorms, and fires. The treaty consists of three layers and is fully placed. It includes exclusions for communicable diseases and cyber loss. In addition, it includes a terrorism exclusion. Each layer can be reinstated once to its full amount at the same premium. The business written through our delegated underwriting arrangement for earthquake and flood business is no longer subject to the corporate treaty. That exposure is now completely, and separately, reinsured and detailed below.

Layer	Limit	Retention	Placement
First	$10,000	$20,000	100%
Second	$30,000	$30,000	100%
Third	$70,000	$60,000	100%

Property & Casualty Core XOL Treaty

Our property and casualty working program, which we refer to as the core treaty, includes a multi-line layer which applies in excess of our retention and annual aggregate deductible, as well as property-only and casualty-only towers above the multi-line exhaustion point. Our core treaty begins January 1, 2024 and each layer is fully placed. Each layer includes provisions for extra-contractual and excess of policy limit losses. The multi-line treaty includes a provision that limits the per occurrence maximum limit to $24 million. Reinstatement is free and unlimited, upon erosion of the deductible. This treaty provides coverage to the majority of the commercial property and casualty business that we write. The multi-line treaty combined with the property per risk provide for a combined limit of $22 million coverage excess of the $3 million retention. If we have a property risk that requires limits in excess of our reinsured limit, facultative reinsurance is generally obtained.

Layer	Limit	Retention	Placement
Multi-Line	8,000	3,000	100%
Property Per Risk	14,000	11,000	100%
Casualty 2nd	9,000	11,000	100%
Casualty 3rd	20,000	20,000	100%
Casualty 4th	20,000	40,000	100%

Surety Per Principal XOL Treaty

Our surety treaty begins on January 1, 2024 and is an excess of loss treaty. The program consists of $45 million in coverage for losses in excess of $5 million per principal. The first layer includes three reinstatements, while the second and third include one. Losses are considered discovered to the treaty year in accordance with the contract terms and conditions.

Layer	Limit	Retention	Placement
First	5,000	5,000	100%
Second	15,000	10,000	100%
Third	25,000	25,000	100%

Earthquake and Flood XOL Treaty

We delegate underwriting authority to write a specific portfolio of flood and earthquake difference in conditions ("DIC") business. This arrangement began in 2019. An excess of loss treaty, effective January 1, 2024, is in place to specifically and exclusively reinsure business written through this arrangement. This program consists of $160 million for losses in excess of $10 million and is fully placed. This treaty replaces the earthquake quota share that we had previously placed in treaty years 2022 and 2023, as well as the remaining coverage that had been provided by the corporate property catastrophe XOL. Effecting the above change allowed us to reduce our retention to these events from $20 million to $10 million.

Layer	Limit	Retention	Placement
First	20,000	10,000	100%
Second	30,000	30,000	100%
Third	60,000	60,000	100%
Fourth (Q1 only)	50,000	120,000	100%

Assumed Reinsurance
The Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels and participates in the Funds at Lloyd's syndicates. We target diversifying risks that complement our direct portfolio. The following provides more detail on the type of assumed reinsurance business we target.
•Treaty reinsurance with regional property and casualty carriers, including casualty XOL, property per risk, and property catastrophe XOL.
•Treaty reinsurance with professional reinsurers and Lloyd's syndicates.
•Mortgage reinsurance with Freddie Mac and Fannie Mae, private mortgage insurers and surety carriers.
•Treaty reinsurance on risks underwritten by managing general agents.
•Treaty reinsurance underwritten on our behalf through reinsurance intermediary management agreements (RIMA) that define underwriting boundaries by product, class and type.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

FINANCIAL HIGHLIGHTS

	Years Ended December 31,			% Change
				2023	2022
(In Thousands)	2023	2022	2021	vs. 2022	vs. 2021
Revenues
Net premiums earned	$1,034,587	$951,541	$962,823	8.7%	(1.2)%
Investment income, net of investment expenses	59,606	44,932	55,778	32.7	(19.4)
Net investment gains (losses)	1,274	(15,892)	47,383	(108.0)	(133.5)
Other income	—	(295)	207	(100.0)	(242.5)
Total revenues	$1,095,467	$980,286	$1,066,191	11.7%	(8.1)%

Benefits, losses and expenses
Losses and loss settlement expenses	$769,414	$637,301	$652,155	20.7%	(2.3)%
Amortization of deferred policy acquisition costs	244,991	213,075	203,432	15.0	4.7
Other underwriting expenses	115,800	115,169	110,103	0.5	4.6
Interest expense	3,260	3,188	3,187	2.3	—
Other non-underwriting expenses	1,723	(524)	471	(428.8)	(211.3)
Total benefits, losses and expenses	$1,135,188	$968,209	$969,348	17.2%	(0.1)%
Income (loss) before income taxes	$(39,721)	$12,077	$96,843	(428.9)	(87.5)%
Federal income tax expense (benefit)	(10,021)	(2,954)	16,249	239.2	(118.2)%
Net income (loss)	$(29,700)	$15,031	$80,594	(297.6)	(81.3)%

GAAP Ratios:
Net loss ratio (1)	74.4%	67.0%	67.7%	11.0%	(1.0)%
Expense ratio (2)	34.9%	34.5%	32.6%	1.2%	5.8%
Combined ratio (3)	109.3%	101.5%	100.3%	7.7%	1.2%

Additional Loss Ratios:
Net loss ratio (1)	74.4%	67.0%	67.7%	11.0%	(1.0)%
Catastrophes - effect on net loss ratio (4)	6.2%	7.7%	10.2%	(19.5)%	(24.5)%
Reserve development-effect on net loss ratio (4)	6.0%	0.1%	(6.9)%	NM	(101.4)%
Underlying loss ratio (4) (Non-GAAP)	62.2%	59.2%	64.4%	5.1%	(8.1)%
NM = not meaningful
(1) Net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net premiums earned. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
(2) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net premiums earned. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
(3) Combined ratio is a commonly used financial measure of property and casualty underwriting performance. A combined ratio below 100.0 percent generally indicates a profitable book of business. The combined ratio is the sum of the net loss ratio and the underwriting expense ratio.
(4) Underlying loss ratio is defined as the net loss ratio less impacts of catastrophes and non-catastrophe prior year reserve development.

Net loss reported in 2023 as compared to net income in 2022 was primarily due to an increase in losses and loss settlement expenses and an increase in amortization of deferred acquisition costs. These were partially offset with an increase in net premiums earned, higher investment income and net investment gains, as compared to net investment losses for the same period in 2022.

In 2022, the decrease in net income compared to 2021 was primarily due to lower premiums earned, lower net investment income from a decrease in value of other long-term assets, and net investment losses from a decrease in the fair value of equity securities, as compared to net investment gains for the same period in 2021.

Premiums
The following table shows our premiums earned and written for 2023, 2022 and 2021:

				% Change
(In Thousands)				2023	2022
Years ended December 31,	2023	2022	2021	vs. 2022	vs. 2021
Direct premiums earned	953,958	889,301	978,190	7.3%	(9.1)%
Assumed premiums earned	225,587	163,980	77,283	37.6%	112.2%
Ceded premiums earned	(144,958)	(101,740)	(92,650)	42.5%	9.8%
Net premiums earned	$1,034,587	$951,541	$962,823	8.7%	(1.2)%

(In Thousands)				2023	2022
Years ended December 31,	2023	2022	2021	vs. 2022	vs. 2021
Direct premiums written	$987,977	$893,741	$911,514	10.5%	(1.9)%
Assumed premiums written	232,716	190,215	130,375	22.3	45.9
Ceded premiums written	(153,792)	(99,732)	(100,541)	54.2	(0.8)
Net premiums written(1)	$1,066,901	$984,224	$941,348	8.4%	4.6%
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
Direct Premiums Written
Direct premiums written increased $94.2 million in 2023 as compared to 2022 primarily due to growth in our core commercial lines. Direct premiums written decreased $17.8 million in 2022 as compared to 2021 due to our continued focus on improving profitability through non-renewal of under-performing accounts in our commercial automobile line of business.

Assumed Premiums Written
Assumed premiums written increased $42.5 million in 2023 as compared to 2022 due to growth of our Funds at Lloyd's participation along with increases in our assumed book by the addition of new programs.
Assumed premiums written increased $59.8 million in 2022 as compared to 2021 due to growth of our assumed book by the addition of new programs and cedant premium growth.
Ceded Premiums Written
Direct premiums written are reduced by the ceded premiums that we pay to reinsurers. For 2023, the ratio of ceded premiums to direct written premiums increased as compared to 2022 as a result of higher reinsurance costs, in addition to an increase in our direct written premiums. Ceded premiums also increased $12.8 million in 2023 as a result of increased surety reinstatement premium due to a small number of large claims. All these contributed to ceding 54.2 percent more premiums to reinsurers in 2023 as compared to 2022. For 2022, the ratio of ceded premiums to direct written premiums is nearly the same as it was in 2021, and thus ceded premiums written are only down as a reflection of decreased direct premiums written.
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
Catastrophe Losses
In 2023, our pre-tax catastrophe losses were $64.2 million, a decrease of $9.3 million compared to $73.5 million in 2022 and a decrease of $25.2 million as compared to $98.6 million in 2021. In 2023, our catastrophe losses included 61 events. Catastrophe losses in 2023 added 6.2 percentage points to the combined ratio, which is below our historical 10-year average of 7.2 percentage points.
Catastrophe Reinsurance
In 2023, the Company continued the pillared loss occurrence program in addition to the XOL ceded reinsurance program with no substantive structural changes. The catastrophe reinsurance retention level was increased from $15.0 million to $20.0 million, the pillar retention in the pillared loss occurrence program increased from $5.0 million to $6.0 million, and the first layer of the occurrence tower was placed with a co-participation. We did not experience any property catastrophe events that produced a reported loss to either program in 2022 or 2023.
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our criteria for selecting reinsurance markets is to require capital and surplus of at least $500.0 million and an A.M. Best rating or an S&P rating of at least "A-." If a reinsurer is rated by both rating agencies, then both ratings must be at least an "A-." All of our reinsurance capacity is placed with reinsurers holding a rating of A- or better. For the small amount of reinsurance capacity we utilize that doesn't meet our criteria, markets are required to collateralize the risk.
The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2023:

Name of Reinsurer	A.M. Best	S&P Rating
Swiss Re(2)	A+	AA-
Hannover Re(1)(2)	A+	AA-
Everest Re(1)(2)	A+	AA-
Lloyd's(1)(2)	A	AA-
Arch Re(1)	A+	A+
Berkely Re(1)	A+	A+
Partner Re(1)(2)	A+	A+
R&V Re(1)(2)	NR	A+
MS Amlin(1)(2)	A	A
Renaissance Re(1)	A+	A+
SCOR(1)(2)	A	A+
(1)Primary reinsurers participating in the property and casualty excess of loss programs.
(2)Primary reinsurers participating in the surety excess of loss program.

Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.

Terrorism Coverage
Our principal reinsurance protection is the coverage provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), effective through December 31, 2027. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners' multiple peril insurance. For calendar year 2024, the aggregate losses exceeding a threshold of $200.0 million industry-wide would be covered under this protection. Our TRIPRA deductible was $124.8 million for 2023 and our TRIPRA deductible is expected to be $132.6 million for 2024. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
2023 Results
In 2023, our loss and loss settlement expenses were 20.7 percent higher than 2022 and our net loss ratio increased 7.4 points. The primary driver for the increase was an increase in loss and loss settlement expenses of $80.4 million in commercial lines and $48.0 million in reinsurance assumed, which will be discussed in more detail in Net Loss Ratios by Line. In 2023, catastrophe losses were $64.2 million in both our direct and assumed reinsurance business as compared to $73.5 million in 2022.
2022 Results
In 2022, our losses and loss settlement expenses were 2.3 percent lower than 2021 and our net loss ratio decreased 0.7 points. The primary driver for the decline is a reduction of loss and loss settlement expenses of $27.0 million in personal lines related to our exit of that business. This was offset by an increase in reinsurance assumed related to our growth in that business from the prior year, and a slight decrease in our commercial lines. In 2022, catastrophe losses were $73.5 million in both our direct business and assumed reinsurance business as compared to $98.6 million in 2021.
Reserve Development

For many liability lines of business, several years (more than a decade for construction defect) may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement or other disposition of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations, the legal environment, and inflation (economic and social). Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability. As a result of this complexity and inherent uncertainty, reserve estimates may change over time as new information becomes available. Reserves for these long-tail coverages represent a significant portion of our overall carried reserves.

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

2023 Development
The property and casualty insurance business experienced $67.8 million of adverse development in our net reserves for prior accident years for the twelve-month period ended December 31, 2023, which is comprised of $64.2 million on non-catastrophe losses and $3.6 million on catastrophe losses. Commercial other liability lines experienced adverse development of $52.9 million primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The pressure on these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation, continued in 2023 and prompted a re-evaluation of trend assumptions for more recent accident years. The commercial automobile line of business also experienced adverse development of $9.0 million related to increasing severity largely in post-COVID-19 accident years. Commercial fire and allied lines experienced adverse development of $4.4 million largely due to development on both catastrophe and non-catastrophe losses, primarily from accident year 2022. The assumed reinsurance line of business contributed an additional $3.5 million of adverse development largely driven by catastrophe losses.

2022 Development

The property and casualty insurance business experienced $12.9 million of adverse development in our net reserves for prior accident years for the twelve-month period ended December 31, 2022. Most of the adverse development was in commercial other liability with $47.8 million and commercial fire and allied with $24.8 million adverse development. This was offset partially by favorable development on commercial automobile which contributed $56.7 million. The unfavorable development in commercial other liability and commercial fire and allied was due to paid loss and loss adjustment expense ("LAE") which was greater than reductions in reserves for unpaid loss and LAE. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. Reductions in reserves for IBNR claims also contributed favorable development.

2021 Development

The property and casualty insurance business experienced $48.9 million of favorable development in our net reserves for prior accident years for the twelve-month period ended December 31, 2021. Two lines contributed the majority of favorable development with the largest contribution coming from commercial automobile which had $43.3 million favorable development, followed by workers' compensation which had $10.9 million favorable development. All other individual lines, with the exception of commercial other liability, experienced favorable development. Commercial other liability experienced $20.7 million of unfavorable development. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. The favorable development for workers' compensation was from both loss and LAE and for loss the reductions in reserves for reported claims were more than sufficient to offset paid loss; reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments. Commercial other liability experienced unfavorable development due to paid loss which was greater than reductions in reserves for unpaid loss; LAE developed favorably and partially offset the unfavorable loss development.

Reserve development amounts can vary significantly from year-to-year depending on a number of factors (both internal and external).

Net Loss Ratios by Line
The following table depicts our net loss ratios for 2023, 2022 and 2021:

Years ended December 31,	2023			2022			2021
(In Thousands)	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Premiums Earned	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	320,762	$249,106	77.7%	$302,446	$231,587	76.6%	$299,961	$184,794	61.6%
Fire and allied lines	244,674	183,533	75.0	232,156	204,278	88.0	238,881	177,136	74.2
Automobile	208,874	176,667	84.6	208,398	114,296	54.8	248,135	181,119	73.0
Workers' compensation	53,039	33,224	62.6	56,015	27,545	49.2	61,690	43,790	71.0
Fidelity and surety	39,922	22,259	55.8	37,975	6,790	17.9	30,989	2,913	9.4
Other	2,702	940	34.8	1,081	821	75.9	1,313	251	19.1
Total commercial lines	869,973	$665,729	76.5%	$838,071	$585,317	69.8%	$880,969	$590,003	67.0%

Personal lines
Fire and allied lines	$4,733	$3,402	71.9%	$4,957	$2,959	59.7%	$14,604	$20,215	138.4%
Automobile	—	(837)	NM	1	(3,123)	NM	7,144	5,784	81.0
Other	22	(82)	NM	50	(1,009)	NM	361	(216)	(59.8)
Total personal lines	$4,755	$2,483	52.2%	$5,008	$(1,173)	(23.4)%	$22,109	$25,783	116.6%
Reinsurance assumed	$159,859	$101,202	63.3%	$108,462	$53,157	49.0%	$59,745	$36,369	60.9%
Total	$1,034,587	$769,414	74.4%	$951,541	$637,301	67.0%	$962,823	$652,155	67.7%

Commercial Lines

The net loss ratio in our commercial lines of business, excluding assumed reinsurance, was 76.5 percent in 2023 compared to 69.8 percent in 2022 and 67.0 percent in 2021. The net loss ratio in 2023 increased primarily due to prior accident year reserve strengthening discussed in the Reserve Development section. The net loss dollars for 2022 compared to 2021 are lower by 0.8 percent, but the net loss ratio increased due to the contraction of premiums in 2022.
Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect) loss and loss adjustment expenses.
The net loss ratio deteriorated 1.1 percentage points in 2023 compared to 2022. Both 2022 and 2023 results were the result of deeper analytical insights and emerging claim experience increasing our view of potential exposure in excess liability coverages as well as construction defect. Social and economic inflation pressures continue to increase severity in these lines, primarily in accident years 2016-2019. Additional detail on construction defect exposure is discussed in the Critical Accounting Policies section.
Commercial Fire and Allied Lines
The net loss ratio improved 13.0 percentage points in 2023 compared to 2022. The improvement in 2023 is related to lower catastrophe losses and improvement in severity in both current and prior accident years.

Commercial Automobile
The net loss ratio deteriorated 29.8 percentage points in 2023 compared to 2022 as the 2022 results reflected significant reserve releases. The 2023 results saw an increase in prior accident year reserves driven by severity trends in post-COVID-19 accident years offset by improved frequency and continued rate achievement in the current accident year.
Workers' Compensation

The net loss ratio deteriorated 13.4 percentage points in 2023 compared to 2022. This line deteriorated primarily due to less favorable prior accident year reserve releases in 2023 as compared to 2022. There was also a slight uptick in severity compared to a favorable result for accident year 2022.
Fidelity and Surety
When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access.

The net loss ratio deteriorated 37.9 percentage points in 2023 compared to 2022 due to a few large losses in 2023 and associated reinstatement premiums. The surety market has experienced pressure from construction industry factors, such as increased material costs and limited contractor availability. Due to the nature of this business, results can be volatile, and it is not uncommon to experience occasional outlier results like 2023 over an otherwise very profitable longer time horizon.
Personal Lines

The 2022 results reflected prior accident year reserve releases in lines which we were exiting. The 2023 results reflect a more normal level of loss for this line going forward.
Assumed Reinsurance

Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to insurance companies. We only reinsure companies with attractive expected profitability, relevant materiality, and strong reputation. Our reinsurance business focuses on long-term relationships.

Net earned premium grew to $159.9 million in 2023 compared to $108.5 million in 2022. The net loss ratio deteriorated 14.3 percentage points in 2023 compared to 2022. This is due to an enhanced analysis of our assumed book of business that lead to a realignment of loss reserves to better align with exposures. The realignment was between lines of business and accident years and had no impact on the total loss ratio results.

Underwriting Expense Ratio
Our underwriting expense ratio, which is a percentage of amortization of deferred policy acquisition costs and other underwriting expenses over net premiums earned, was 34.9 percent, 34.5 percent and 32.6 percent for 2023, 2022, and 2021, respectively. The increase in expense ratio in 2023 as compared to 2022 was primarily driven by prior year changes to our employee post-retirement benefit plans. These changes provided benefits to the underwriting expense ratio in 2022 and 2021 that concluded at the end of 2022. Additionally, the 2023 underwriting expense ratio increased due to reinsurance premiums which were offset by our ongoing actions to sustainably reduce expenses and direct premium growth. The increase in expense ratio in 2022 as compared to 2021 was primarily driven by the change in design of our employee post-retirement benefit plans.
During the fourth quarter of 2023, the Company evaluated categories of expenses included in the underwriting expense ratio and identified two categories of expenses that have been reclassified as non-underwriting expenses: foreign exchange gain/loss and charitable contributions. These expenses have been isolated in a new financial line "Other Non-Underwriting Expenses" on the income statement. As a result, there were immaterial changes to the historical underwriting expense ratio and the combined ratio.

Federal Income Taxes

We reported a federal income tax benefit on a consolidated basis of $10.0 million or 25.2 percent of pre-tax losses in 2023. For 2023, the effective tax rate varied from the statutory federal income tax expense rate at 21.0 percent, due primarily to our portfolio of tax-exempt securities and general business tax credits. In 2022, federal income tax benefit on a consolidated basis was $3.0 million or (24.5) percent of pre-tax income and federal income tax expense on a consolidated basis was $16.2 million or 16.8 percent of pre-tax income in 2021.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2023 and 2022.
As of December 31, 2023, we had no alternative minimum tax credit carryforwards.
INVESTMENTS
Investment Philosophy
The Company's assets are invested to preserve capital and maximize after-tax total return while maintaining an appropriate balance of risk. The risk-adjusted return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program. Our general investment philosophy is to purchase financial instruments with the expectation that we will hold them to their maturity. However, active management of our portfolio is considered necessary to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change.
Each of our insurance company subsidiaries develops an appropriate investment strategy that aligns with its business needs and supports United Fire's strategic plan and risk appetite. The portfolio is structured to be compliant with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.
Investment Portfolio
Our invested assets at December 31, 2023 totaled $1,886.5 million, compared to $1,844.9 million at December 31, 2022, an increase of $41.6 million. At December 31, 2023, fixed maturity securities and equity securities comprised 89.4 percent and 2.9 percent of our investment portfolio, respectively. Because the primary purpose of the investment portfolio is to fund future claims payments, we utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility.
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

The composition of our investment portfolio at December 31, 2023 is presented at carrying value in the following table:

		Percent
(In Thousands)		of Total
Fixed maturities:
Available-for-sale	$1,686,502	89.4%
Trading securities		—
Equity securities	55,019	2.9
Mortgage loans	45,366	2.4
Other long-term investments	99,507	5.3
Short-term investments	100	—
Total	$1,886,494	100.0%

At December 31, 2023 and December 31, 2022, our fixed maturities portfolio is classified as available-for-sale. Available-for-sale fixed maturity securities are carried at fair value, with changes in fair value recognized as a component of accumulated other comprehensive income in stockholders' equity. We record convertible redeemable preferred debt securities and equity securities at fair value, with any changes in fair value recognized in earnings.

As of December 31, 2023 and 2022, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The following table shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at December 31, 2023 and 2022. Information contained in the table is generally based upon the issue credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain it from Standard & Poor's.

(In Thousands)	December 31, 2023		December 31, 2022
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$635,023	37.7%	$540,485	34.8%
AA	456,310	27.1	482,369	31.1
A	255,490	15.1	232,668	15.0
Baa/BBB	312,246	18.5	278,247	17.9
Other/Not Rated	27,433	1.6	17,567	1.1
	$1,686,502	100.0%	$1,551,336	100.0%

Duration
Our investment portfolio is invested primarily in fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our reserve liabilities. If our invested assets and reserve liabilities have similar durations, then any change in interest rates will have an equal and offsetting effect on these accounts. The primary purpose for matching invested assets and reserve liabilities is liquidity. With appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations.

The weighted average effective duration of our portfolio of fixed maturity securities was 4.0 years at December 31, 2023 compared to 4.3 years at December 31, 2022.
The amortized cost and fair value of available-for-sale and trading fixed maturity securities at December 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

(In Thousands)	Available-For-Sale
	Amortized	Fair
December 31, 2023	Cost	Value
Due in one year or less	$74,293	$74,066
Due after one year through five years	524,463	515,126
Due after five years through 10 years	523,999	496,643
Due after 10 years	321,300	304,810
Asset-backed securities	3,394	3,831
Mortgage-backed securities	23,800	21,483
Collateralized mortgage obligations	299,792	270,544
	$1,771,041	$1,686,503

Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, changes in interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Net investment income increased 32.7 percent in 2023, compared with the same period of 2022. While interest on fixed maturities was up $7.5 million driven by higher interest rates, this was offset by a decrease in dividends on equity securities of $1.6 million, due to a strategic reallocation of equity securities to fixed income assets during 2023. Income on other long-term investments resulted in an additional $3.2 million of income as the valuation of the investments in limited liability partnerships varies from period to period in large part due to current equity market conditions. We expect to maintain our investment philosophy of purchasing quality investments rated investment grade or better.
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2023:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2023
Beginning balance, January 1, 2023	$3
Additions to the allowance for credit losses for which credit losses were not previously recorded	0
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	(2)
Ending balance, December 31, 2023	$1
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. We believe that any unrealized losses on our available-for-sale fixed maturity securities at December 31, 2023 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized gains and losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Net Investment Income
In 2023, our investment income, net of investment expenses, increased $14.7 million to $59.6 million as compared to 2022, due to interest on fixed maturities, income on other long-term investments in limited liability partnerships, and other income. These increases were slightly offset by a decrease in dividends on equity securities.
In 2022, our investment income, net of investment expenses, decreased $10.8 million to $44.9 million as compared to 2021, primarily due to the change in the fair value of our investments in limited liability partnerships.
The following table summarizes the components of net investment income:

(In Thousands) Years Ended December 31,	2023	2022	2021
Investment income from operations:
Interest on fixed maturities	$56,243	$48,702	$43,224
Dividends on equity securities	3,548	5,163	5,031
Income on other long-term investments	—	0	0
Interest	2,833	4,742	4,481
Change in value (1)	(2,864)	(7,930)	9,699
Interest on mortgage loans	1,889	1,897	1,995
Interest on short-term investments	1,068	354	18
Interest on cash and cash equivalents	2,228	740	252
Other	4,139	780	152
Total investment income from operations	$69,084	$54,448	$64,852
Less investment expenses	9,478	9,516	9,074
Net investment income	$59,606	$44,932	$55,778
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

In 2023, 81.4 percent of our gross investment income originated from interest on fixed maturities, compared to 89.4 percent and 66.7 percent in 2022 and 2021, respectively.
The following table details our annualized yield on average invested assets for 2023, 2022, and 2021, which is based on our invested assets (including money market accounts) at the beginning and end of the year divided by net investment income:

(In Thousands)
Years ended December 31,	Average Invested Assets	Investment Income, Net	Annualized Yield on Average Invested Assets
2023	$1,891,504	$59,606	3.2%
2022	1,992,108	44,932	2.3%
2021	2,141,022	55,778	2.6%

Net Investment Gains and Losses
The following table summarizes the components of our net investment gains or losses:

(In Thousands) Years Ended December 31,	2023	2022	2021
Net investment gains (losses):
Net gains (losses):
Fixed maturities:
Available-for-sale	$(442)	$(1,397)	$(277)
Allowance for credit losses	1	(3)	5
Trading securities
Change in fair value	—	—	—
Sales	—	—	—
Equity securities:
Net gains (losses) recognized on equity securities sold during the period	150	(1,767)	14,444
Unrealized gains (losses) recognized during the period on equity securities still held at reporting date	1,842	(12,802)	30,682
Net gains (losses) recognized during the reporting period on equity securities	1,992	(14,569)	45,126
Mortgage loans	(5)	109	5
Other long-term investments	(319)	(267)	2,780
Short-term investments	—	—	—
Other-than-temporary-impairment charges:
Fixed maturities	—	—	—
Equity securities	—	—	—
Cash equivalents	—	—	—
Real Estate	47	235	$(256)
Total net investment gains (losses)	$1,274	$(15,892)	$47,383
Net Unrealized Investment Gains and Losses
As of December 31, 2023, net unrealized investment losses, after tax, totaled $67.0 million compared to unrealized losses of $88.4 million and unrealized gains of $49.8 million as of December 31, 2022 and 2021, respectively. The unrealized investment loss position is a result of continued elevated interest rates during 2023, with a slight improvement from 2022 that resulted in a small change in unrealized gains for 2023.
The net unrealized investment losses in 2022 was primarily the result of a change in the value of the fixed maturity portfolio due to higher interest rates during 2022. The decrease in net unrealized investment gains in 2021 was primarily the result of a decrease in fixed maturity securities held and a change in the value of the fixed maturity portfolio due to higher interest rates during 2021.

The following table summarizes the change in our net unrealized investment gains (losses):

(In Thousands) Years Ended December 31,	2023	2022	2021
Changes in net unrealized investment gains (losses):
Available-for-sale fixed maturity securities	$27,091	$(174,858)	$(42,159)
Income tax effect	(5,689)	36,720	8,858
Total change in net unrealized investment gains (losses), net of tax	$21,402	$(138,138)	$(33,301)

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
Duration

We analyze potential changes in the value of our investment portfolio due to the market risk factors noted above within the overall context of asset and liability management. A technique we use in the management of our investment portfolio specifically related to interest rate risk is the calculation of duration. Our actuaries estimate the payout pattern of our reserve liabilities to determine their duration, which is the present value of the weighted average payments expressed in years. We then establish a target duration for our investment portfolio so that at any given time the estimated cash generated by the investment portfolio will closely match the estimated cash required for the payment of the related reserves. We structure the investment portfolio to meet the target duration to achieve the required cash flow, based on liquidity and market risk factors.
Impact of Interest Rate Changes
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2023. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2023	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	$52,859	$51,844	$50,861	$49,911	$48,992
U.S. government agency	102,613	99,114	94,493	89,071	83,292
States, municipalities and political subdivisions
General obligations:
Midwest	53,470	53,103	52,707	51,832	50,333
Northeast	11,601	11,493	11,380	11,156	10,728
South	55,992	55,118	54,207	52,835	50,921
West	79,588	78,553	77,426	75,825	73,272
Special revenue:
Midwest	104,874	102,973	100,981	97,900	92,935
Northeast	54,484	53,365	52,227	50,716	48,367
South	172,308	168,451	164,266	158,149	149,398
West	106,032	103,876	101,565	98,023	92,858
Foreign bonds	20,915	20,020	19,172	18,371	17,617
Public utilities	155,483	147,723	140,467	133,688	127,364
Corporate bonds
Energy	47,101	45,234	43,473	41,808	40,238
Industrials	78,246	74,246	70,548	67,124	63,953
Consumer goods and services	106,170	100,844	95,921	91,369	87,158
Health care	38,428	35,828	33,472	31,332	29,387
Technology, media and telecommunications	92,001	86,625	81,788	77,420	73,467
Financial services	155,386	150,555	145,691	140,838	136,095
Mortgage backed securities	23,117	22,375	21,483	20,504	19,509
Collateralized mortgage obligations
Government national mortgage association	162,765	158,024	153,206	147,995	142,186
Federal home loan mortgage corporation	79,179	75,569	71,685	67,770	64,074
Federal national mortgage association	48,670	47,291	45,653	43,801	41,854
Asset-backed securities	4,829	4,251	3,831	3,519	3,284
Total Available-For-Sale Fixed Maturities	$1,806,111	$1,746,475	$1,686,503	$1,620,957	$1,547,282
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

Impact of Price Change
The following table details the effect on the fair value of our investments in equity securities for a positive and negative 10 percent price change at December 31, 2023:

(In Thousands)	-10%	Base	+10%
Estimated fair value of equity securities	$49,517	$55,019	$60,521
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
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on the earnings of UFG. We believe that we maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the insured municipal securities in our investment portfolio, 98.2 percent and 98.7 percent were rated "A" or above, and 95.0 percent and 95.2 percent were rated "AA" or above at December 31, 2023 and 2022, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our largest indirect exposure with a single guarantor totaled $7.6 million or 28.9 percent of our insured municipal securities at December 31, 2023, as compared to $7.7 million or 29.1 percent at December 31, 2022. Our five largest indirect exposures to financial guarantors accounted for $28.6 million and $28.7 million of our municipal securities at December 31, 2023 and 2022, respectively.

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

The following table displays a summary of cash sources and uses in 2023, 2022 and 2021:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2023	2022	2021
Cash provided by (used in)
Operating activities	$171,736	$(1,251)	$29,917
Investing activities	(149,886)	(19,171)	31,731
Financing activities	(16,454)	(15,032)	(17,492)
Net increase (decrease) in cash and cash equivalents	$5,396	$(35,454)	$44,156

Our cash flows were sufficient to meet our current liquidity needs for the full-year periods ended December 31, 2023, 2022 and 2021 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to take advances through the Federal Home Loan Bank facility. See Part II, Item 8, Note 13 "Debt" for more information.
Operating Activities
Net cash flows provided by operating activities totaled $171.7 million in 2023, used in operating activities totaled $(1.3) million in 2022 and provided by operating activities totaled $29.9 million in 2021, respectively. Our cash flows from operating activities were sufficient to meet our liquidity needs for 2023, 2022 and 2021.
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
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.6 billion, or 35.64 percent of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At December 31, 2023, our cash and cash equivalents included $20.3 million related to these money market accounts, compared to $31.3 million at December 31, 2022.
Net cash flows used in investing activities totaled $149.9 million in 2023 and net cash flows used in investing activities totaled $19.2 million in 2022. Net cash flows provided by investing activities totaled $31.7 million in 2021. In 2023, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $162.1 million compared to $280.4 million and $451.1 million for the same period in 2022 and 2021, respectively.
Our cash outflows for investment purchases totaled $301.1 million in 2023, compared to $297.5 million and $405.4 million for the same period in 2022 and 2021, respectively.
Financing Activities
Net cash flows used in financing activities totaled $16.5 million in 2023 and $15.0 million in 2022. Net cash flow used in financing activities totaled $17.5 million in 2021. The net cash flows used in financing activities are primarily the payment of cash dividends of $16.2 million, $15.9 million and $15.1 million in 2023, 2022 and 2021, respectively, along with share repurchases of $2.0 million in 2021.
Contractual Obligations and Commitments
The following table shows our contractual obligations and commitments, including our estimated payments due by period at December 31, 2023. Time periods of less than one year are considered short-term cash obligations and time periods greater than one year are considered long-term cash obligations.

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,638,755	$567,672	$563,091	$220,939	$287,053
Long term debt	105,250	3,250	6,500	6,500	89,000
Operating leases	32,262	9,361	16,777	5,313	811
Profit-sharing commissions	23,904	23,904	—	—	—
Total	$1,800,171	$604,187	$586,368	$232,752	$376,864
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
Long term debt
The Company executed a private placement debt transaction on December 15, 2020 between United Fire & Casualty Company, Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life" and together with Federated Mutual, the "Note Purchasers").

UFG sold an aggregate $50.0 million of notes due 2040 to the Note Purchasers. One note with a principal amount of $35.0 million was issued to Federated Mutual and one note with a principal amount of $15.0 million was issued to Federated Life.

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. Interest expense totaled $3.3 million for the year ended December 31, 2023. Payment of interest is subject to approval by the Iowa Insurance Division.
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 12 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2023, property and casualty agencies expect to receive profit-sharing payments of $23.9 million in 2024.

Guaranty Fund Assessments
The Company is subject to guaranty fund and other assessments by the states in which it writes business. At December 31, 2023 the accrued liability for guaranty fund assessments was $0 and the premium tax benefit asset was $1.6 million. Guaranty fund assets are typically realized over the next five to 10 years.
Commitments for Capital Expenditures
Dividends
Dividends paid to shareholders totaled $16.2 million, $15.9 million and $15.1 million in 2023, 2022 and 2021, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2023, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $58.6 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
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
During 2023, 2022 and 2021, pursuant to authorization by our Board of Directors, we repurchased 0, 0, and 67,651 shares of our common stock, respectively, which used cash totaling $0.0 million in 2023 and 2022 and $2.0 million in 2021. The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. At December 31, 2023, we were authorized to purchase an additional 1,719,326 shares of our common stock.
Credit Facilities
Information specific to our credit facilities is incorporated by reference from Note 13 "Debt" contained in Part II, Item 8. On December 29, 2023, the Company terminated its existing credit agreement, dated as of March 31, 2020, with Wells Fargo Bank, National Association, as administrative agent, issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto.
In December 2023, the Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of December 31, 2023, there were no advances outstanding under the FHLB Des Moines agreement. For further information regarding the agreement with FHLB Des Moines, see Note 13 "Debt" contained in Part II, Item 8.

Stockholders' Equity
Stockholders' equity decreased 0.9 percent to $733.7 million at December 31, 2023, from $740.1 million at December 31, 2022. The decrease is primarily attributed to a net loss of $29.7 million, and stockholder dividends of $16.2 million, offset by an increase in net unrealized value from our fixed maturity securities, net of tax, of $21.4 million and a $15.1 million increase due to a change in liability for employee benefit plans. As of December 31, 2023, the book value per share of our common stock was $29.04, compared to $29.36 at December 31, 2022.
Risk-Based Capital
The NAIC adopted risk-based capital requirements, which requires us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2023, all of our insurance companies had capital well in excess of required levels.
Funding Commitments
We hold investments in limited liability partnerships as part of our investment strategy. Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $28.6 million at December 31, 2023. These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $98.3 million, or 5.2 percent of our total invested assets, at December 31, 2023.

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
Deferred Policy Acquisition Costs ("DAC")
We record an asset for certain costs of underwriting new business, primarily commissions, premium taxes and variable underwriting and policy issue expenses that have been deferred. The amount of underwriting compensation expense eligible for deferral is based on time studies and a ratio of success in policy placement. At December 31, 2023 and 2022, our DAC asset was $126.5 million and $104.2 million, respectively.
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
To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. This calculation is performed on a quarterly basis and developed in conjunction with our quarterly reserving process. The expected loss and loss settlement expense ratios are the only assumptions we utilize in our premium deficiency calculation. Changes in these assumptions can have a significant impact on the amount of premium deficiency charge recognized for a line of business. The premium deficiency calculation is aggregated by line of business in a manner consistent with how the policies are currently being marketed and managed. The Company does not consider anticipated investment income in determining if a premium deficiency exists.
The following table illustrates the hypothetical impact on the premium deficiency charge recorded for the quarter ended December 31, 2023, of reasonably likely changes in the assumed loss and loss settlement expense ratios utilized for purposes of this calculation. The entire impact of these changes would be recognized through income as other underwriting expenses. The following table illustrates the impact of potential changes in the expected loss and loss settlement expense ratios for all lines of business on the premium deficiency charge. The base amount indicated below is the actual premium deficiency charge recorded as an offset against the DAC asset established as of the quarter ended December 31, 2023:

Sensitivity Analysis — Impact of Changes in Projected Loss and Loss Settlement Expense Ratios
(In Thousands)	-10%	-5%	Base	+5%	+10%
Premium deficiency charge estimated	$66	$76	$86	$10,630	$22,276
Actual future results could differ materially from our assumptions used to calculate the recorded DAC asset. Changes in our assumed loss and loss settlement expense ratios in the future would impact the amount of deferred costs in the period such changes in assumptions are made. The premium deficiency charge calculated for the quarter ended December 31, 2023 was $0.1 million compared to the premium deficiency charge of $0.9 million calculated for the same period of 2022.
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1.6 billion and $1.5 billion at December 31, 2023 and 2022, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $191.6 million for 2023 and $146.9 million for 2022. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2023, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$77,167	$69,092	$22,705	$168,964
Other liability	341,276	319,604	158,326	819,206
Automobile	180,334	86,184	27,409	293,927
Workers' compensation	96,405	8,765	15,829	120,999
Fidelity and surety	35,527	7,705	1,819	45,051
Miscellaneous	1,781	1,054	182	3,017
Total commercial lines	$732,490	$492,404	$226,270	$1,451,164
Personal lines
Automobile	$2,081	$158	$292	$2,531
Fire and allied lines	2,885	2,020	327	5,232
Miscellaneous	85	339	58	482
Total personal lines	$5,051	$2,517	$677	$8,245
Reinsurance assumed	88,175	89,971	1,200	179,346
Total	$825,716	$584,892	$228,147	$1,638,755
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

Establishing the case reserve for an individual claim is subjective and complex, requiring us to estimate future payments and values that will be sufficient to settle an individual claim. Setting a reserve for an individual claim is an inherently uncertain process. When we establish and adjust individual claim reserves, we do so based on our knowledge of the circumstances and facts of the claim. Upon notice of a claim, we establish a preliminary (average claim cost) reserve based on the limited claim information initially reported. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our claim investigation progresses, and as our claims personnel identify trends in claims activity, we may refine and adjust our estimates of case reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage, subrogation claims, and liability deductible recoveries being resolved.
Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs during the policy period, even if the insured reports the loss many years later. For example, some liability claims may be reported 10 years or more after the policy period, and the workers' compensation coverage provided by our policies pays unlimited medical benefits for the duration of the claimant's injury up to the lifetime of the claimant. In addition, final settlement of certain claims can be delayed for years due to litigation or other reasons. Reserves for these claims require us to estimate future costs, including the effect of judicial actions, litigation trends and medical cost inflation, among others. Reserve development can occur over time as conditions and circumstances change many years after the policy was issued and/or the loss occurred.
Our loss reserves include amounts related to both short-tail and long-tail lines of business. A short-tail insurance product is one where claim settlement values are known comparatively quickly. Final settlement values for long-tail insurance products are sometimes not known for many years. The longer the time span between the incidence of a loss and the settlement of the claim, the more the final settlement can vary from the reserves initially established. Accordingly, long-tail insurance products can have significant implications on the reserving process.

Our short-tail lines of business include fire and allied lines, commercial property, automobile physical damage and inland marine. The amounts of the case-based reserves that we establish for claims in these lines depend upon various factors, such as individual claim facts (including type of coverage and severity of loss), our historical loss experience and trends in general economic conditions (including changes in replacement costs, medical costs and inflation).
Our long-tail lines of business include workers' compensation and other liability. In addition, certain product lines such as commercial automobile, commercial multi-peril and surety include both long-tail coverages and short-tail coverages. For many long-tail liability claims, significant periods of time, ranging up to several years, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long-tail liability coverages has limited statistical credibility in our reserving process because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, long-tail liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for long-tail coverages is more complex and subject to a higher degree of variability than for short-tail coverages.
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
Incurred But Not Reported Reserves

On a quarterly basis, the Company's actuarial reserving department performs a detailed analysis of IBNR reserves. This analysis uses various projection methods to provide several estimates of ultimate loss (or LAE) for each individual accident year and line of business. The projection methods include, but are not limited to, paid development; reported development; expected loss ratio methods; and Bornhuetter Ferguson methods on both a paid and reported basis. These methods may need to be adjusted for anomalies or outliers in the data, unusual internal or external trends, or other factors impacting the reliability/credibility of the historical company experience. Results of the projection methods are compared, and a point estimate of ultimate loss (or LAE) is established for each individual accident year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and accident year. IBNR estimates are derived by subtracting reported loss from the final point estimates.

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

For our short-tail lines of business, IBNR reserves constitute a small portion of the overall reserves. These claims are generally reported and settled shortly after the loss occurs. In our long-tail lines of business, IBNR reserves constitute a relatively higher proportion of total reserves, because, for many liability claims, significant periods of time may elapse between the initial occurrence of the losses, the reporting of the losses to us, and the ultimate settlement of the losses.
Loss Settlement Expense Reserves

Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish case reserves for these expenses. Instead, on a quarterly basis, our internal reserving department performs a detailed statistical analysis (using historical data) to estimate the required reserve for unpaid loss settlement expenses.
LAE is composed of two distinct kinds of expenses which are defense and cost containment ("DCC") and adjusting and other ("A&O"). These two expense types have different purposes and characteristics which necessitates different estimation methods in order to provide a valid quarterly estimate of the required reserve for unpaid expense which is generally referred to as an LAE IBNR reserve.

Reserves for unpaid DCC are estimated quarterly by line of business for each individual accident year using three methods: (1) Paid development, (2) Expected emergence of DCC, and (3) Bornhuetter Ferguson. Each of the three methods produces an estimate of the ultimate DCC cost for an individual accident year and the final estimate is generally a weighted average of the various methods. Inception to date paid DCC is subtracted from the final ultimate DCC estimate to provide the estimated DCC unpaid reserve for each individual accident year.

Reserves for unpaid A&O are estimated quarterly by line of business for each individual accident year using a single method. This method consists of applying a percentage factor to unpaid loss reserves. The percentage factor used differs by line of business and is evaluated and established on an annual basis using year-end data. The percentage factor is evaluated and selected after reviewing the ratio of paid A&O to paid loss using calendar year data for the most recent five years.
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

There are three distinct types of reserves for expected recoveries: (1) reported claim reserves, (2) loss IBNR, and (3) allocated LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded IBNR comes from multiple treaties and is reviewed quarterly by our reserving actuaries in conjunction with the direct reviews. Multiple methods are utilized in the ceded reviews which vary by line of business. These include estimates based on the relationship of ceded premium to direct premium, Bornhuetter Ferguson methods, and methods based on industry excess of loss factors. Some of our business is 100.0 percent ceded or based on a set quota share percentage. In those cases, ceded loss IBNR is typically formulaic based on direct loss IBNR. We will cede some allocated LAE expenses when we cede loss. Our ceded allocated LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss. Our primary retention for the core multi-line reinsurance treaty was $2.0 million for 2012 through 2015, increased to $2.5 million from 2016 through 2021, and increased again to $3.0 million beginning in 2022.
Key Assumptions

Our actuarial reserving department uses a number of key assumptions in establishing an estimate of loss and loss settlement expense reserves, including the following assumptions: future loss settlement expenses can be estimated based on the Company's historical ratios of loss settlement expenses paid to losses; the Company's case-basis reserves reflect the most up-to-date information available about the unique circumstances of each individual claim;

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
As an example, if our loss and loss settlement expense reserves of $1.6 billion as of December 31, 2023, is 10.0 percent inadequate, we would experience a reduction in future pre-tax earnings of up to $163.9 million. This reduction could be recorded in one year or multiple years, depending on when we identify the deficiency. The deficiency would also affect our financial position in that our equity would be reduced by an amount equivalent to the reduction in net income. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

We are unable to reasonably quantify the impact of changes in our key assumptions utilized to establish individual case-basis reserves on our total reported reserves because the impact of these changes would be unique to each specific case-basis reserve established. However, based on historical experience, we believe that aggregate case-basis reserve volatility levels of 5.0 percent and 10.0 percent can be attributed to the ultimate development of our net case-basis reserves. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. The table below details the impact of this development volatility on our reported net case-basis reserves at December 31, 2023:

(In Thousands)
Change in level of net case-basis reserve development	5%	10%
Impact on reported net case-basis reserves	$36,019	$72,038

Due to the formula-based nature of our IBNR and loss settlement expense reserve calculations, changes in the key assumptions utilized to generate these reserves can impact our estimate of projected loss and potentially impact reported results. It is not possible to isolate and measure the potential impact of just one of these factors, and future loss trends could be partially impacted by all factors concurrently. Nevertheless, it is meaningful to view the sensitivity of the reserves to potential changes in these variables such as claim frequency and severity. To demonstrate the sensitivity of reserves to changes in significant assumptions, the following example is presented. The amounts reflect the pre-tax impact on earnings from a hypothetical percentage change in the calculation of IBNR and loss settlement expense reserves at December 31, 2023. The impact to pre-tax earnings would be a decrease if the reserves were to be adjusted upwards and an increase if the reserves were to be adjusted downwards. We believe that the changes presented are reasonably likely based upon an analysis of our historical IBNR and loss settlement expense reserve experience.

(In Thousands)
Change in claim frequency and claim severity assumptions	5%	10%
Impact due to change in IBNR reserving assumptions	$25,339	$50,678

(In Thousands)
Change in LAE paid to losses paid ratio	1%	2%
Impact due to change in LAE reserving assumptions	$2,200	$4,399
In 2023, we did not change the key method through which we develop our assumptions on which we based our reserving calculations. In estimating our 2023 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2023 was $819.2 million and consisted of 4,351 claims, compared with $757.5 million, consisting of 4,860 claims at December 31, 2022. Of the $819.2 million total reserve for other liability claims, $103.7 million is identified as defense costs and $54.6 million is identified as general overhead required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect exposure is unique because of its very long tail as claims can often take over six years to be reported to us and another four years to settle. This exposure relates to a deficiency in the design or construction of a building or structure resulting from a failure to design or construct in a reasonably workmanlike manner, and/or in accordance with a buyer's reasonable expectation. In the cases involving latent defects, the determination of when a loss occurred is often unclear and governed by various theories that vary by state. Further, each state has a unique Statute of Repose that determines the length of time an insured has to report a claim generally from the date of substantial completion of a project.
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

Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. At December 31, 2023 and 2022, we had $0.8 million and $1.9 million, respectively, in direct and assumed asbestos and environmental loss reserves. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves, because of the significant uncertainties involved and the likelihood that these uncertainties will not be resolved for many years.
Commercial Automobile Reserves
Commercial automobile claim reserves are established at exposure based on information either known and provided or obtained through the investigation. Incorporated are the perspective and experience the claims staff has acquired, which may include assumptions as to how the claim will develop over time. Exposures are identified and reserves established within 30 to 60 days depending on the complexity of the case.
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create uncertainty in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation, which has been relatively stable over the past few years. Other variables that we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates. Such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2023 was $121.0 million and consisted of 1,077 claims, compared with $138.9 million, consisting of 1,414 claims, at December 31, 2022.
Reserve Development

The following reserve development section should be read in conjunction with the "Results of Operations for the Years Ended December 31, 2023, 2022 and 2021" section of this Item 7.

In 2023, we recognized an adverse development in our net reserves for prior accident years totaling $67.8 million and adverse development of $12.9 million and favorable $48.9 million in 2022 and 2021, respectively.
The adverse development in 2023 was driven by the commercial other liability and commercial automobile lines of business. The adverse development in commercial other liability was primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The pressure on these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation continued in 2023. Commercial automobile also experienced adverse development related to increasing severity largely in post-COVID-19 accident years. The remaining lines experienced very small amounts of reserve development.
Adverse development in 2022 was driven by leveraging deeper data insights and emerging claim experience on longer tailed lines where the most uncertainty in the reserving process exists. Our actions were focused on other liability lines, including excess umbrella business and construction defect, where increased loss exposure in these longer tailed businesses are also subject to social and economic inflation. This was offset by continued favorable development in commercial automobile which has seen consistent releases over the past two years.
Other factors contributing to our development include: establishing reserves at their ultimate expected loss amount as soon as practicable after information becomes available; using claims negotiation to control the size of settlements; assuming that we have liability for all claims, even though the issue of liability may, in some cases, be resolved in our favor; promoting claims management services to encourage return-to-work programs; case management by nurses for serious injuries and management of medical provider services and billings; and using programs and services to help prevent fraud and to assist in favorably resolving cases.
Based upon our comparison of carried reserves to actual claims experience over the last several years, we believe that using our Company's historical premium and claims data to establish reserves for losses and loss settlement expenses results in adequate and reasonable reserves. Reserve development is discussed in more detail under the heading "Reserve Development" in the "Results of Operations for the Years Ended December 31, 2023, 2022 and 2021" section in this Item 7.

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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(81,920)	$(40,960)	$40,960	$81,920
Workers' compensation	(12,100)	(6,050)	6,050	12,100
Automobile	(29,646)	(14,823)	14,823	29,646

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(20,105)	$(12,063)	$12,063	$20,105
Independent Actuary
We engage an independent actuarial firm to render an opinion as to the reasonableness of the statutory reserves that are established by management. During 2023 and 2022, we engaged the services of Regnier Consulting Group, Inc. ("Regnier") as our independent actuarial firm for the property and casualty insurance business.
It is management's policy to utilize staff adjusters to develop our estimate of case-basis loss reserves. IBNR and loss settlement expense reserves are established through various formulae that utilize pertinent, recent Company historical data. The calculations are supplemented with knowledge of current trends and events that could result in adjustments to the level of IBNR and loss settlement expense reserves. On a quarterly basis, we compare our estimate of total reserves to the estimates prepared by Regnier by line of business to ensure that our estimates are within the actuary's acceptable range. Regnier performs a review of loss and loss settlement expense reserves at each year end using generally accepted actuarial guidelines to ensure that the recorded reserves appear reasonable. Our reserves for losses and loss settlement expenses, net of reinsurance recoverables, as of December 31, 2023 and 2022 were $1,447.1 million and $1,350.4 million, respectively. In 2023 and 2022, after considering the independent actuary's range of reasonable estimates, management believes that carried reserves were reasonable and therefore did not adjust the recorded amount.
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

Pension Benefit Obligation
The process of estimating our pension benefit obligation and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our benefit obligation are: estimated mortality of the employees and retirees eligible for benefits; estimated expected long-term rates of return on investments; estimated compensation increases; estimated employee turnover; and estimated rate used to discount the ultimate estimated liability to a present value. We engage a consulting actuary from Principal Financial Group, an independent firm, to assist in evaluating and establishing assumptions used in the valuation of our benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the benefit obligation at December 31, 2023 by $28.0 million while a 100 basis point increase in the rate would decrease the benefit obligation by $22.9 million, for the same period.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2023 by $2.6 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.6 million, for the same period.
Recently Issued Accounting Standards
Information specific to accounting standards that we adopted in 2023 or pending accounting standards that we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this Item 7A is incorporated by reference from Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In Thousands, Except Share Data)	2023	2022

Assets
Investments
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,771,041 in 2023 and $1,662,680 in 2022; allowance for credit losses $1 in 2023 and $3 in 2022)	$1,686,502	$1,551,336
Equity securities, at fair value (cost $29,238 in 2023 and $75,292 in 2022)	55,019	169,106
Mortgage loans	45,421	37,947
Less: allowance for mortgage loan losses	55	49
Mortgage loans, net	45,366	37,898
Other long-term investments	99,507	86,276
Short-term investments	100	275
	1,886,494	1,844,891
Cash and cash equivalents	102,046	96,650
Accrued investment income	15,934	14,480
Premiums receivable (net of allowance for doubtful accounts of $1,794 in 2023 and $1,575 in 2022)	464,791	365,729
Deferred policy acquisition costs	126,532	104,225
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $68,242 in 2023 and $59,566 in 2022)	134,247	133,113
Reinsurance receivables and recoverables (net of allowance for credit losses of $97 in 2023 and $82 in 2022)	223,269	170,953
Prepaid reinsurance premiums	27,682	11,300
Goodwill and net intangible assets	4,615	5,324
Deferred tax asset, net	13,621	15,531
Income taxes receivable	21,463	31,418
Other assets	123,496	88,672
Total assets	$3,144,190	$2,882,286
Liabilities and stockholders' equity
Liabilities
Losses and loss settlement expenses	$1,638,755	$1,497,274
Unearned premiums	549,384	474,388
Accrued expenses and other liabilities	172,306	120,510
Long term debt	50,000	50,000
Total liabilities	$2,410,445	$2,142,172
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,269,842 and 25,210,541 shares issued and outstanding in 2023 and 2022, respectively	$25	$25
Additional paid-in capital	209,986	207,030
Retained earnings	574,691	620,555
Accumulated other comprehensive income (loss), net of tax	(50,957)	(87,496)
Total stockholders' equity	$733,745	$740,114
Total liabilities and stockholders' equity	$3,144,190	$2,882,286
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In Thousands, Except Share Data)	2023	2022	2021

Revenues
Net premiums earned	$1,034,587	$951,541	$962,823
Investment income, net of investment expenses	59,606	44,932	55,778
Net investment gains (losses) (includes reclassifications for net unrealized gains (losses) on available-for-sale securities of $(718) in 2023; $(1,323) in 2022; and $2,256 in 2021 previously included in accumulated other comprehensive income)	1,274	(15,892)	47,383
Other income (loss)	—	(295)	207
Total revenues	$1,095,467	$980,286	$1,066,191

Benefits, losses and expenses
Losses and loss settlement expenses	$769,414	$637,301	$652,155
Amortization of deferred policy acquisition costs	244,991	213,075	203,432
Other underwriting expenses (includes reclassifications for employee benefit costs of $(207) in 2023; $(3,601) in 2022; and $(6,603) in 2021 previously included in accumulated other comprehensive income)	115,800	115,169	110,103
Interest Expense	3,260	3,188	3,187
Other nonunderwriting expenses	1,723	(524)	471
Total benefits, losses and expenses	$1,135,188	$968,209	$969,348

Income (loss) before income taxes	$(39,721)	$12,077	$96,843
Federal income tax expense (benefit) (includes reclassifications of $194 in 2023; $1,034 in 2022 and $913 in 2021 previously included in accumulated other comprehensive income)	(10,021)	(2,954)	16,249
Net income (loss)	$(29,700)	$15,031	$80,594

Other comprehensive income (loss)
Change in net unrealized appreciation on investments	$26,373	$(176,181)	$(39,901)
Change in liability for underfunded employee benefit plans	18,953	(8,278)	19,633
Other comprehensive income (loss), before tax and reclassification adjustments	45,326	(184,459)	(20,268)
Income tax effect	(9,518)	38,736	4,260
Other comprehensive income (loss), after tax, before reclassification adjustments	35,808	(145,723)	(16,008)
Reclassification adjustment for net (gains) losses included in income	718	1,323	(2,256)
Reclassification adjustment for employee benefit costs included in expense	207	3,601	6,603
Total reclassification adjustments, before tax	925	4,924	4,347
Income tax effect	(194)	(1,034)	(913)
Total reclassification adjustments, after tax	731	3,890	3,434
Comprehensive income (loss)	$6,839	$(126,802)	$68,020

Earnings (loss) per common share:
Basic	$(1.18)	$0.60	$3.21
Diluted	(1.18)	0.59	3.16

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining earnings	Accumulated other comprehensive income (loss)	Total
Balance, January 1, 2021	25,055,479	$25	$202,359	$555,854	$66,911	$825,149
Net income (loss)	—	—	—	80,594	—	80,594
Shares repurchased	(67,651)	—	(2,007)	—	—	(2,007)
Stock based compensation	94,276	—	3,023	—	—	3,023
Dividends on common stock ($0.60 per share)	—	—	—	(15,064)	—	(15,064)
Change in net unrealized investment appreciation(1)	—	—	—	—	(33,301)	(33,301)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	20,727	20,727
Balance, January 1, 2022	25,082,104	$25	$203,375	$621,384	$54,337	$879,121
Net income (loss)	—	$—	$—	$15,031	$—	$15,031
Stock based compensation	128,437	—	3,655	—	—	3,655
Dividends on common stock ($0.63 per share)	—	—	0	(15,860)	—	(15,860)
Change in net unrealized investment appreciation(1)	—	—	—	—	(138,138)	(138,138)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(3,695)	(3,695)
Balance, January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income (loss)	—	$—	$—	$(29,700)	$—	$(29,700)
Stock based compensation	59,301	—	2,956	—	—	2,956
Dividends on common stock ($0.64 per share)	—	—	—	(16,164)	—	(16,164)
Change in net unrealized investment appreciation(1)	—	—	—	—	21,402	21,402
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	15,137	15,137
Balance, December 31, 2023	25,269,842	$25	$209,986	$574,691	$(50,957)	$733,745
(1)The change in net unrealized appreciation is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In Thousands)	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(29,700)	$15,031	$80,594
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	7,092	9,000	13,597
Depreciation and amortization	10,508	7,670	6,570
Stock-based compensation expense	3,246	2,826	3,444
Net investment (gains) losses	(1,547)	15,622	(47,383)
Net cash flows from trading investments	116,080	29,725	38,411
Deferred income tax benefit	(8,308)	(3,930)	5,632
Changes in:
Accrued investment income	(1,454)	(1,084)	1,219
Premiums receivable	(99,062)	(48,958)	521
Deferred policy acquisition costs	(22,307)	(12,779)	(4,352)
Reinsurance receivables	(52,316)	(43,138)	32,725
Prepaid reinsurance premiums	(16,382)	(1,972)	3,637
Income taxes receivable	9,955	960	33,816
Other assets	(34,403)	(8,136)	(43,865)
Losses, claims and loss settlement expenses	141,481	(16,991)	(63,866)
Unearned premiums	74,996	34,655	(25,112)
Accrued expenses and other liabilities	70,956	12,972	2,430
Deferred income taxes	—	(652)	(464)
Other, net	2,901	7,928	(7,637)
Cash from operating activities	201,436	(16,282)	(50,677)
Net cash provided by (used in) operating activities	$171,736	$(1,251)	$29,917
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$77,388	$83,559	$180,514
Proceeds from call and maturity of available-for-sale investments	80,081	184,210	264,237
Proceeds from short-term and other investments	4,615	12,648	6,387
Purchase of available-for-sale investments	(273,081)	(284,054)	(395,787)
Purchase of mortgage loans	(8,137)	(103)	—
Purchase of short-term and other investments	(19,866)	(13,294)	(9,644)
Net purchases and sales of property and equipment	(10,886)	(2,137)	(13,976)
Net cash provided by (used in) investing activities	$(149,886)	$(19,171)	$31,731
Cash Flows From Financing Activities
Borrowings of long-term debt	$—	$—	$—
Payment of cash dividends	(16,164)	(15,860)	(15,064)
Repurchase of common stock	—	—	(2,007)
Issuance of common stock	(290)	828	(421)
Net cash provided by (used in) financing activities	$(16,454)	$(15,032)	$(17,492)
Net Change in Cash and Cash Equivalents	$5,396	$(35,454)	$44,156
Cash and Cash Equivalents at Beginning of Year	96,650	132,104	87,948
Cash and Cash Equivalents at End of Year	$102,046	$96,650	$132,104

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$1,348	$21,548	$5,360
Interest paid	$3,260	$3,188	$3,187
The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business
United Fire Group, Inc. ("UFG", "United Fire", the "Registrant", the "Company", "we", "us", or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as property and casualty insurers in 50 states, plus the District of Columbia.
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

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; goodwill impairment; losses and loss settlement expenses; and pension benefit obligations.
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
We record our best estimate of reserves for claim litigation that arises in the ordinary course of business. We consider all of our pending litigation as of December 31, 2023 to be ordinary, routine and incidental to our business.
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

Investments
Investments in fixed maturities includes bonds. Our investments in available-for-sale fixed maturities and trading securities are recorded at fair value. Changes in unrealized appreciation and depreciation, with respect to available-for-sale fixed maturities are reported as a component of accumulated other comprehensive income, net of applicable deferred income taxes, in stockholders' equity. Changes in unrealized appreciation and depreciation, with respect to trading securities, are reported as a component of income.
Investments in equity securities, which includes common stocks, are recorded at fair value with changes in value recorded as a component of income.
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Included in investments at December 31, 2023 and 2022, are securities on deposit with, or available to, various regulatory authorities as required by law, with fair values of $106,297 and $92,932 respectively.
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

Property and Casualty Insurance	2023	2022	2021
Recorded asset at beginning of year	$104,225	$91,446	$87,094
Underwriting costs deferred	267,298	225,854	207,784
Amortization of deferred policy acquisition costs	(244,991)	(213,075)	(203,432)
Recorded asset at end of year	$126,532	$104,225	$91,446

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

	2023	2022
Real estate:
Land	$78,683	$80,346
Buildings	1,203	1,202
Furniture and fixtures	4,451	4,818
Internally developed software	48,787	44,303
Other computer equipment and software	1,123	2,444
Total property and equipment	$134,247	$133,113
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
Depreciation expense totaled $9,799, $6,961 and $5,861 for 2023, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets
Goodwill assets arise as a result of business combinations and consist of the excess of the fair value of consideration paid over the tangible and intangible assets acquired and liabilities assumed. The goodwill has been impaired to $0 for 2023, 2022 and 2021.
Our other intangible assets, which consist primarily of agency relationships, trade names, state insurance licenses, and software, are being amortized by the straight-line method over periods ranging from two years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2023, 2022 and 2021 we performed a qualitative impairment assessment of our indefinite lived intangible assets. As a result of these assessments, we did not recognize an impairment charge on our intangible assets in 2023, 2022 and 2021. Amortization expense totaled $709, $709 and $709 in 2023, 2022 and 2021, respectively.
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

Interest payments under the long term debt are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate equals the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. As of December 31, 2023, interest totaled $3,260 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.
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

The Company performs a quarterly review of its tax positions and makes a determination whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the position will be sustained, the Company will calculate any unrecognized tax benefits and calculate any interest and penalties. At December 31, 2023, 2022, and 2021 the Company did not recognize any liability for unrecognized tax benefits. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2023 and 2022.

In 2023, 2022, and 2021, we made cash payments for income taxes of $1,348, $21,548 and $5,360, respectively. In 2023, 2022 and 2021 we received federal tax refunds of $14,017, $20,789 and $28,083, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. We have $185 of tax credit carryforwards expiring in 2039 through 2042. We made no interest payments in 2023, 2022 and 2021.
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
Variable Interest Entities
The Company and certain related parties are equity investors in one investment in which the Company determined is a variable interest entity ("VIE") as a result of participation in the risks and rewards of the VIE based on the objectives and strategies of the VIE. The VIE is a limited liability company that primarily invests in commercial real estate. The Company and certain related parties are not the primary beneficiaries largely due to their inability to influence management or direct the activities that most significantly impact the VIE's economic performance. Based on these facts and circumstances, the Company has a variable interest in the VIE, but has not consolidated the VIE's financial results as it is not the primary beneficiary. The Company's investment is reported in other long-term investments in the Consolidated Balance Sheets and accounted for under the equity method of accounting. The fair value of the VIE at December 31, 2023 was $2.9 million and there are no future funding commitments.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated as of December 31, 2023 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of December 31, 2023, the Company had a credit loss allowance for reinsurance receivables of $97.

Rollforward of Credit Loss Allowance for Reinsurance Receivable
As of
December 31, 2023
Beginning balance, January 1, 2023	$82
Current-period provision for expected credit losses	15
Ending balance of the allowance for reinsurance receivable, December 31, 2023	$97
With respect to premiums receivable, the Company utilizes an aging method to estimate credit losses. An allowance for doubtful accounts is based on a periodic evaluation of the aging and collectability of amounts due from agents and policyholders. "Premiums receivable" are presented in the Consolidated Balance Sheets net of an estimated allowance for doubtful accounts and recorded through "Other underwriting expenses" in the Consolidated Statements of Income and Comprehensive Income. Outstanding audit premiums that are overdue after six months with no payments are written off and turned over to our collection agency.
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
On February 1, 2024, the Company filed a Form 8-K with the SEC to disclose that we entered into an investment management agreement (the "Investment Management Agreement") with New England Asset Management ("NEAM"), effective as of February 1, 2024, pursuant to which NEAM will provide investment management services subject to the terms and conditions set forth in the Investment Management Agreement. The Investment Management Agreement can be terminated at any time upon 30 days' written notice by either party and will remain in effect until terminated.

On January 31, 2024, the Company and Robert Cataldo mutually agreed to the separation of Mr. Cataldo's employment as Vice President and Chief Investment and Strategy Officer of the Company, effective no later than May 24, 2024. The complete terms of Mr. Cataldo's separation package are under negotiation and are expected to be set forth in a definitive separation agreement.

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
Income Taxes

In December 2019 the FASB issued new guidance which simplifies the accounting for income taxes by removing certain exceptions to income tax accounting. The amendments also improve consistent application of and simplify GAAP for other areas of income tax accounting. The new guidance clarifies and amends existing guidance, including removing certain requirements that an entity evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction, and requiring an entity to reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The new guidance is effective for annual periods beginning after December 15, 2020. The Company adopted the new guidance as of January 1, 2021. The new guidance did not have an impact on the Company's financial position and results of operations.

Accounting Standards Adopted in 2022

Inflation Reduction Act

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act ("IRA") which, among other changes, created a new corporate alternative minimum tax ("CAMT") based on adjusted financial statement income and imposes a 1% excise tax on corporate stock repurchases. The effective date of these provisions is January 1, 2023. The Company was not subject to CAMT in 2023, does not expect to be subject to CAMT in 2024 and does not expect the IRA to have an impact on the Company's financial position and results of operations.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis as of December 31, 2023 and 2022.

December 31, 2023
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$325	$675	$50,861	$—	$50,861
U.S. government agency	102,540	255	8,302	94,493	—	94,493
States, municipalities and political subdivisions
General obligations:
Midwest	52,712	132	137	52,707	—	52,707
Northeast	11,422	1	43	11,380	—	11,380
South	54,560	47	400	54,207	—	54,207
West	77,874	23	471	77,426	—	77,426
Special revenue:
Midwest	101,037	302	358	100,981	—	100,981
Northeast	52,708	79	560	52,227	—	52,227
South	166,119	302	2,155	164,266	—	164,266
West	102,254	147	836	101,565	—	101,565
Foreign bonds	21,255	—	2,083	19,172	—	19,172
Public utilities	149,734	787	10,054	140,467	—	140,467
Corporate bonds
Energy	45,351	249	2,127	43,473	—	43,473
Industrials	74,760	727	4,939	70,548	—	70,548
Consumer goods and services	103,315	271	7,665	95,921	—	95,921
Health care	37,872	99	4,499	33,472	—	33,472
Technology, media and telecommunications	87,002	451	5,665	81,788	—	81,788
Financial services	152,329	743	7,381	145,691	1	145,690
Mortgage-backed securities	23,800	11	2,328	21,483	—	21,483
Collateralized mortgage obligations
Government national mortgage association	164,666	1,282	12,742	153,206	—	153,206
Federal home loan mortgage corporation	84,842	20	13,177	71,685	—	71,685
Federal national mortgage association	50,284	33	4,664	45,653	—	45,653
Asset-backed securities	3,394	524	87	3,831	—	3,831
Total Available-for-Sale Fixed Maturities	$1,771,041	$6,810	$91,348	$1,686,503	$1	$1,686,502

December 31, 2022
Type of Investment	Cost or Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value	Allowance for Credit Losses	Carrying Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$15,684	$—	$1,009	$14,675	$—	$14,675
U.S. government agency	94,092	35	9,721	84,406	—	84,406
States, municipalities and political subdivisions
General obligations:
Midwest	61,191	185	263	61,113	—	61,113
Northeast	15,518	18	73	15,463	—	15,463
South	64,851	57	927	63,981	—	63,981
West	87,094	163	712	86,545	—	86,545
Special revenue:
Midwest	103,107	224	1,065	102,266	—	102,266
Northeast	55,292	76	1,148	54,220	—	54,220
South	184,108	278	3,529	180,857	—	180,857
West	113,594	275	1,657	112,212	—	112,212
Foreign bonds	36,129	—	4,480	31,649	—	31,649
Public utilities	138,752	65	13,406	125,411	—	125,411
Corporate bonds
Energy	36,507	—	3,298	33,209	—	33,209
Industrials	58,334	62	5,554	52,842	—	52,842
Consumer goods and services	100,539	—	10,598	89,941	—	89,941
Health care	32,987	24	5,419	27,592	—	27,592
Technology, media and telecommunications	67,193	—	7,253	59,940	—	59,940
Financial services	132,849	851	9,408	124,292	3	124,289
Mortgage-backed securities	20,450	—	2,750	17,700	—	17,700
Collateralized mortgage obligations
Government national mortgage association	97,839	—	13,291	84,548	—	84,548
Federal home loan mortgage corporation	92,366	—	13,528	78,838	—	78,838
Federal national mortgage association	50,272	5	4,891	45,386	—	45,386
Asset-backed securities	3,932	466	145	4,253	—	4,253
Total Available-for-Sale Fixed Maturities	$1,662,680	$2,784	$114,125	$1,551,339	$3	$1,551,336
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2023, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
December 31, 2023	Amortized Cost	Fair Value
Due in one year or less	$74,293	$74,066
Due after one year through five years	524,463	515,126
Due after five years through 10 years	523,999	496,643
Due after 10 years	321,300	304,810
Asset-backed securities	3,394	3,831
Mortgage-backed securities	23,800	21,483
Collateralized mortgage obligations	299,792	270,544
	$1,771,041	$1,686,503
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of net investment gains (losses) for 2023, 2022 and 2021, is as follows:

	2023	2022	2021
Net investment gains (losses)
Fixed maturities:
Available-for-sale	$(442)	$(1,397)	$(277)
Allowance for Credit Losses	1	(3)	5
Equity securities:
Net gains (losses) recognized on equity securities sold during the period	150	(1,767)	14,444
Unrealized gains (losses) recognized during the period on equity securities still held at reporting date	1,842	(12,802)	30,682
Net gains (losses) recognized during the reporting period on equity securities	1,992	(14,569)	45,126
Mortgage loans	(5)	109	5
Other long-term assets	(319)	(267)	2,780
Real Estate	47	235	(256)
Total net investment gains (losses)	$1,274	$(15,892)	$47,383
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities for 2023, 2022 and 2021, are as follows:

	2023	2022	2021
Proceeds from sales	$77,388	$83,559	$180,514
Gross realized gains	265	459	843
Gross realized losses	707	1,857	1,120

Net investment income for the years ended December 31, 2023, 2022 and 2021, is comprised of the following:

Years Ended December 31,	2023	2022	2021
Investment income:
Interest on fixed maturities	$56,243	$48,702	$43,224
Dividends on equity securities	3,548	5,163	5,031
Income on other long-term investments
Investment income	2,833	4,742	4,481
Change in value (1)	(2,864)	(7,930)	9,699
Interest on mortgage loans	1,889	1,897	1,995
Interest on short-term investments	1,068	354	18
Interest on cash and cash equivalents	2,228	740	252
Other	4,139	780	152
Total investment income	$69,084	$54,448	$64,852
Less investment expenses	9,478	9,516	9,074
Net investment income	$59,606	$44,932	$55,778
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon request of the partnerships. Our remaining potential contractual obligation was $28,630 at December 31, 2023.
Credit Risk
An allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2023:

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
December 31, 2023
Beginning balance, January 1, 2023	$3
Additions to the allowance for credit losses for which credit losses were not previously recorded	$—
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	(2)
Ending balance, December 31, 2023	$1

Unrealized Appreciation and Depreciation
A summary of changes in net unrealized investment appreciation for 2023, 2022 and 2021, is as follows:

	2023	2022	2021
Change in net unrealized investment appreciation (depreciation)
Available-for-sale fixed maturities	$27,091	$(174,858)	$(42,159)
Income tax effect	(5,689)	36,720	8,858
Total change in net unrealized investment appreciation (depreciation), net of tax	$21,402	$(138,138)	$(33,301)
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2023 and 2022. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$4,138	$46	6	$12,717	$629	$16,855	$675
U.S. government agency	3	10,986	14	23	71,375	8,288	82,361	8,302
States, municipalities and political subdivisions
General obligations:
Midwest	11	19,534	61	3	10,737	76	30,271	137
Northeast	3	5,371	8	1	3,469	35	8,840	43
South	12	21,753	91	9	16,610	309	38,363	400
West	17	38,204	140	7	20,064	331	58,268	471
Special revenue:
Midwest	17	29,535	113	11	23,375	245	52,910	358
Northeast	6	15,131	67	8	24,271	493	39,402	560
South	21	45,639	232	32	66,925	1,923	112,564	2,155
West	20	32,789	248	16	38,495	588	71,284	836
Foreign bonds	—	—	—	9	19,172	2,083	19,172	2,083
Public utilities	4	7,151	74	48	111,793	9,980	118,944	10,054
Corporate bonds
Energy	—	—	—	15	34,331	2,127	34,331	2,127
Industrials	1	1,210	19	21	47,462	4,920	48,672	4,939
Consumer goods and services	4	14,724	98	28	68,837	7,567	83,561	7,665
Health care	1	3,000	2	11	26,544	4,497	29,544	4,499
Technology, media and telecommunications	1	3,969	35	27	62,988	5,630	66,957	5,665
Financial services	5	14,327	223	44	112,517	7,158	126,844	7,381
Mortgage-backed securities	3	2,783	33	48	15,758	2,295	18,541	2,328
Collateralized mortgage obligations
Government National Mortgage Association	2	7,055	27	40	72,565	12,715	79,620	12,742
Federal Home Loan Mortgage Corporation	2	2,589	22	31	66,361	13,155	68,950	13,177
Federal National Mortgage Association	2	5,454	55	20	31,460	4,609	36,914	4,664
Asset-backed securities	—	—	—	1	2,962	87	2,962	87
Total Available-for-Sale Fixed Maturities	137	$285,342	$1,608	459	$960,788	$89,740	$1,246,130	$91,348

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

December 31, 2022	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Depreciation	Number of Issues	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
AVAILABLE-FOR-SALE
Fixed maturities
Bonds
U.S. Treasury	4	$6,656	$212	4	$8,019	$797	$14,675	$1,009
U.S. government agency	24	70,158	5,606	3	11,242	4,115	81,400	9,721
States, municipalities and political subdivisions
South	58	126,388	3,124	1	866	405	127,254	3,529
Foreign bonds	9	21,377	1,861	5	10,272	2,619	31,649	4,480
Public utilities	45	101,867	8,737	9	19,979	4,669	121,846	13,406
Corporate bonds
Energy	15	28,612	1,930	1	4,597	1,368	33,209	3,298
Industrials	21	43,639	3,542	4	7,049	2,012	50,688	5,554
Consumer goods and services	28	69,320	4,440	7	20,620	6,157	89,940	10,597
Health care	5	9,829	487	6	15,928	4,933	25,757	5,420
Technology, media and telecommunications	23	49,970	3,279	5	9,970	3,974	59,940	7,253
Financial services	40	101,411	6,997	5	11,236	2,208	112,647	9,205
Mortgage-backed securities	38	7,909	1,056	12	9,791	1,693	17,700	2,749
Collateralized mortgage obligations
Government National Mortgage Association	29	48,898	4,500	12	35,650	8,791	84,548	13,291
Federal Home Loan Mortgage Corporation	21	35,456	5,629	19	43,383	7,900	78,839	13,529
Federal National Mortgage Association	14	24,146	1,281	7	16,674	3,611	40,820	4,892
Total Available-for-Sale Fixed Maturities	534	$1,085,847	$58,671	100	$225,276	$55,252	$1,311,123	$113,923
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Non-qualified Deferred Compensation Plan and United Fire Group Supplemental Executive Retirement and Deferral Plan (collectively the "Executive Retirement Plans"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plans. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of December 31, 2023, the cash surrender value of the COLI policies was $11,913, which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

A summary of the carrying value and estimated fair value of our financial instruments at December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,686,503	$1,686,502	$1,551,339	$1,551,336
Equity securities	55,019	55,019	169,106	169,106
Mortgage loans	42,632	45,366	35,302	37,898
Other long-term investments	99,507	99,507	86,276	86,276
Short-term investments	100	100	275	275
Cash and cash equivalents	102,046	102,046	96,650	96,650
Corporate-owned life insurance	11,913	11,913	10,588	10,588
Liabilities
Long term debt	38,413	50,000	36,168	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis and financial instruments not recorded at fair value on a recurring basis. The tables include financial instruments at December 31, 2023 and 2022:

		Fair Value Measurements
Description	December 31, 2023	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,861	$—	$50,861	$—
U.S. government agency	94,493	—	94,493	—
States, municipalities and political subdivisions
General obligations
Midwest	52,707	—	52,707	—
Northeast	11,380	—	11,380	—
South	54,207	—	54,207	—
West	77,426	—	77,426	—
Special revenue
Midwest	100,981	—	100,981	—
Northeast	52,227	—	52,227	—
South	164,266	—	164,266	—
West	101,565	—	101,565	—
Foreign bonds	19,172	—	19,172	—
Public utilities	140,467	—	140,467	—
Corporate bonds
Energy	43,473	—	43,473	—
Industrials	70,548	—	70,548	—
Consumer goods and services	95,921	—	95,921	—
Health care	33,472	—	33,472	—
Technology, media and telecommunications	81,788	—	81,788	—
Financial services	145,691	—	140,799	4,892
Mortgage-backed securities	21,483	—	21,483	—
Collateralized mortgage obligations
Government national mortgage association	153,206	—	153,206	—
Federal home loan mortgage corporation	71,685	—	66,862	4,823
Federal national mortgage association	45,653	—	45,653	—
Asset-backed securities	3,831	—	2,962	869
Total Available-for-Sale Fixed Maturities	$1,686,503	$—	$1,675,919	$10,584
EQUITY SECURITIES
Public utilities	3,993	3,993	—	—
Energy	9,477	9,477	—	—
Industrials	14,164	14,164	—	—
Consumer goods and services	11,385	11,385	—	—
Health care	2,060	2,060	—	—
Technology, media and telecommunications	6,405	6,405	—	—

Financial services	7,535	7,535	—	—
Total Equity Securities	$55,019	$55,019	$—	$—
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$20,333	$20,333	$—	$—
COLI	$11,913	$—	$11,913	$—
Total Assets Measured at Fair Value	$1,773,868	$75,452	$1,687,832	$10,584

The fair value of financial financial instruments that are not carried at fair value on a recurring basis in the financial statements at December 31, 2023 are summarized below:

Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$81,713	$81,713	$—	$—	$—
Other Long Term Investments	$99,507	$—	$1,249	$—	$98,258
Mortgage Loans	$42,632	$—	$—	$42,632	$—
Total Financial assets not accounted for at fair value	$223,852	$81,713	$1,249	$42,632	$98,258

Long Term Debt	$38,413	$—	$38,413	$—	$—
Total Financial liabilities not accounted for at fair value	$38,413	$—	$38,413	$—	$—

		Fair Value Measurements
Description	December 31, 2022	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$14,675	$—	$14,675	$—
U.S. government agency	84,406	—	84,406	—
States, municipalities and political subdivisions
General obligations
Midwest	61,113	—	61,113	—
Northeast	15,463	—	15,463	—
South	63,981	—	63,981	—
West	86,545	—	86,545	—
Special revenue
Midwest	102,266	—	102,266	—
Northeast	54,220	—	54,220	—
South	180,857	—	180,857	—
West	112,212	—	112,212	—
Foreign bonds	31,649	—	31,649	—
Public utilities	125,411	—	125,411	—
Corporate bonds
Energy	33,209	—	33,209	—
Industrials	52,842	—	52,842	—
Consumer goods and services	89,941	—	89,941	—
Health care	27,592	—	27,592	—
Technology, media and telecommunications	59,940	—	59,940	—
Financial services	124,292	—	118,617	5,675
Mortgage-backed securities	17,700	—	17,700	—
Collateralized mortgage obligations
Government national mortgage association	84,548	—	84,548	—
Federal home loan mortgage corporation	78,838	—	78,838	—
Federal national mortgage association	45,386	—	45,386	—
Asset-backed securities	4,253	—	3,452	801
Total Available-for-Sale Fixed Maturities	$1,551,339	$—	$1,544,863	$6,476
Equity securities
Public utilities	$14,846	$14,846	$—	$—
Energy	19,743	19,743	—	—
Industrials	27,163	27,163	—	—
Consumer goods and services	43,139	43,139	—	—
Health care	7,981	7,981	—	—
Financial Services	28,213	28,213	—	—
Technology, media and telecommunications	28,021	28,021	—	—
Total Equity Securities	$169,106	$169,106	$—	$—
Short-Term Investments	$275	$275	$—	$—

Money Market Accounts	$31,289	$31,289	$—	$—
Corporate-Owned Life Insurance	$10,588	$—	$10,588	$—
Total Assets Measured at Fair Value	$1,762,597	$200,670	$1,555,451	$6,476

The fair value of financial financial instruments that are not carried at fair value on a recurring basis in the financial statements at December 31, 2022 are summarized below:

Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$65,361	$65,361	$—	$—	$—
Other Long Term Investments	$86,276	$—	$—	$—	$86,276
Mortgage Loans	$35,302	$—	$—	$35,302	$—
Total Financial assets not accounted for at fair value	$186,939	$65,361	$—	$35,302	$86,276

Long Term Debt	$36,168	$—	$36,168	$—	$—
Total Financial liabilities not accounted for at fair value	$36,168	$—	$36,168	$—	$—

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analysis of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at December 31, 2023 and 2022 was reasonable.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity and equity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers' valuation processes. Level 3 fair value measurements are inherently uncertain in nature due to management's reliance on significant unobservable inputs which reasonably could have been different at the reporting date. The following table provides a quantitative information about our Level 3 securities at December 31, 2023.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	December 31, 2023
Fixed Maturities corporate	$4,892	Third Party Valuation	Offered Quotes	$90 - $100

Fixed Maturities asset-backed securities	869	Discounted cash flow	Probability of default	4% - 6%

Fixed Maturities Federal Home Loan Mortgage Corporation	4,823	Third Party Valuation	Offered Quotes	$45 - $55
During the twelve month period ended December 31, 2023 and 2022, there were two securities transferred in or out of Level 3.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2023:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - January 1, 2023	$5,675	$801	$—	$6,476
Realized gains (loss) (1)	—	—	—	—
Unrealized gains (losses) (1)	(783)	68	—	(715)
Purchases	—	—	—	—
Disposals	—	—	—	—
Amortization	—	—	—	—
Transfers in	—	4,823	—	4,823
Transfers out	—	—	—	—
Ending Balance - December 31, 2023	$4,892	$5,692	$—	$10,584
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

The following table provides a summary of the changes in fair value of our Level 3 securities for 2022:

	Corporate bonds	Asset-backed securities	Equities	Total
Beginning Balance - 01/01/2022	$150	$925	$595	$1,670
Realized gains (losses) (1)	—	—	(595)	(595)
Unrealized gains (losses) (1)	—	(124)	—	(124)
Purchases	—	—	—	—
Disposals	(150)	—	—	(150)
Transfers in	5,675	—	—	5,675
Transfers out	—	—	—	—
Ending Balance - 12/31/2022	$5,675	$801	$—	$6,476
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.
The fixed maturities reported as disposals relate to the receipt of principal on calls or sinking fund bonds, in accordance with the indentures.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at December 31, 2023 and 2022:

Commercial Mortgage Loans
Loan-to-value	December 31, 2023	December 31, 2022

Less than 65%	$36,762	29,231
65%-75%	8,659	8,716
Total amortized cost	$45,421	$37,947
Valuation allowance	(55)	(49)
Total mortgage loans	$45,366	$37,898

Mortgage Loans by Region
	December 31, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.1%	$3,245	8.6%
Southern Atlantic	17,217	37.9	9,397	24.7
East South Central	7,526	16.6	7,783	20.5
New England	6,588	14.5	6,588	17.4
Middle Atlantic	5,979	13.2	6,139	16.2
Mountain	1,992	4.4	1,992	5.2
West North Central	2,874	6.3	2,803	7.4
Total mortgage loans at amortized cost	$45,421	100.0%	$37,947	100.0%

Mortgage Loans by Property Type
	December 31, 2023		December 31, 2022
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,507	18.7%	$8,493	22.4%
Office	10,950	24.1	11,267	29.7
Industrial	9,985	22.0	10,056	26.5
Retail	10,000	22.0	1,992	5.2
Mixed use/Other	5,979	13.2	6,139	16.2
Total mortgage loans at amortized cost	$45,421	100.0%	$37,947	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,135	$100	$5,263	$7,866	$17,469	$38,833
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,135	$100	$5,263	$7,866	$24,057	$45,421
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $174. As of December 31, 2023, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of December 31, 2023, the Company had an allowance for mortgage loan losses of $55, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
December 31, 2023
Beginning balance, January 1, 2023	$49
Current-period provision for expected credit losses	6
Ending balance of the allowance for mortgage loan losses, December 31, 2023	$55

NOTE 4. REINSURANCE
Ceded and Assumed Reinsurance
Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. Our property and casualty insurance companies follow the industry practice of reinsuring a portion of their exposure by ceding to reinsurers a portion of the premium received and a portion of the risk under the policies written. We purchase reinsurance to reduce the net liability on individual risks to predetermined limits and to protect us against catastrophic losses, such as a hurricane or tornado. We do not engage in any reinsurance transactions classified as finite risk reinsurance. As we are able to obtain information required to estimate ultimate premiums and periods of recognition, we account for assumed foreign reinsurance utilizing the Periodic Method, which provides for current recognition of profits and losses.
We account for premiums, written and earned, and losses and loss settlement expenses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation. We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe that all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2023 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $31,725 and $24,160 at December 31, 2023 and 2022, respectively.
We also assume both property and casualty insurance from other insurance or reinsurance companies.
Premiums and losses and loss settlement expenses related to our ceded and assumed business are as follows:

Years Ended December 31	2023	2022	2021
Ceded Business
Ceded premiums written	$153,792	$99,732	$100,541
Ceded premiums earned	144,958	101,740	92,650
Loss and loss settlement expenses ceded	96,603	89,102	51,878

Assumed Business
Assumed premiums written	$232,716	$190,215	$130,375
Assumed premiums earned	225,587	163,980	77,283
Loss and loss settlement expenses assumed	133,423	104,096	45,543

In 2023 we continued to grow our assumed programs by renewing the programs added in 2022 and continuing to diversify our risks. We reduced exposure in property catastrophe retrocessional treaty and managing general agent treaty, while significantly growing our standard property and casualty treaty and Funds at Lloyd's businesses. This increased our assumed written premiums by 22.3 percent and earned premiums by 37.6 percent over the prior year.

In 2022, we continued to grow our assumed programs by renewing the programs added in 2021 and continuing to diversify our risks in retrocessional treaty, managing general agent, reinsurance intermediary, and financial lines. This increased our assumed written premiums by 45.9 percent and earned premiums by 112.2 percent over the prior year. Losses and loss settlement expenses ceded increased in 2022 due to two lines of business, other liability and fire and allied lines. Other liability is seeing more recoveries due to inflationary pressures and fire and allied lines has seen an increase in severity, with both of these issues driving increasing ceded recovery.

In 2021, we renewed our participation in all of our 2020 assumed programs. We also grew our assumed book significantly by signing on to new programs in various channels; including retrocessional treaty, managing general agent, reinsurance intermediary, and financial lines.

Refer to Note 5 "Reserves for Losses and Loss Settlement Expenses" for an analysis of changes in our overall property and casualty insurance reserves.
Ceded Reinsurance Programs and Retentions

We elect to cede parts of our business into various treaties, which allows us to increase our underwriting capacity, manage our risk profile, and protect us from a single large event, series of events, or a catastrophic event. The majority of our treaties are excess of loss, meaning we retain a portion of the loss prior to ceding to reinsurers. We place some treaties on a proportional basis, meaning we cede a portion of losses beginning with the first dollar of loss. Through each of our treaties, we cede a portion of each risk in exchange for a portion of the premium on those policies. Our treaties cover us from individual risk losses as well as a loss to more than one risk.

We generally work with reinsurance brokers to facilitate our reinsurance treaty procurement.

We have several programs that provide reinsurance coverage. The following tables provide a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. Reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. New reinsurance programs beginning in 2023 include our marine liability quota share and our specialty variable quota share. For 2022 we decided not to renew the all lines aggregate excess loss program. In its place we added the pillared occurrence program. Another new program for 2022 was the addition of the earthquake quota share program. For 2021, there was an all lines annual aggregate excess of loss program with variable retention of 7.02 percent of gross net earned premium with a minimum retention of $58.5 million and a maximum of $71.5 million. Our all lines aggregate recovery is also limited to $30.0 million and 65.0 percent of the program was placed.

	2023 Reinsurance Programs
Type of Reinsurance	Stated Retention	Exhaustion Point	Placement and Limit
Casualty excess of loss	$3,000	$60,000	100%	of	$57,000
Property excess of loss	3,000	25,000	100%	of	$22,000
Surety excess of loss	2,000	50,000	100%	of	$48,000
Marine liability quota share	N/A	5,000	70%	of	$5,000
Specialty casualty variable quota share	N/A	5,000	70%	of	$5,000
Property catastrophe, excess	20,000	110,000	100%	of	$107,150
Boiler and machinery	N/A	100,000	100%	of	$100,000
Pillared Occurrence Program	6,000	16,000	90%	of	$10,000
Earthquake Quota Share Program	N/A	170,000	100%	of	$56,525

	2022 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$3,000	$60,000	100%	of	$57,000
Property excess of loss	3,000	25,000	100%	of	$22,000
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	15,000	180,000	100%	of	$165,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
Pillared Occurrence Program	5,000	15,000	100%	of	$10,000
Earthquake Quota Share Program	N/A	180,000	100%	of	$180,000

	2021 Reinsurance Programs
Type of Reinsurance	Stated Retention	Limits	Coverage
Casualty excess of loss	$2,500	$60,000	100%	of	$57,500
Property excess of loss	2,500	25,000	100%	of	$22,500
Surety excess of loss	1,500	45,000	100%	of	$43,500
Property catastrophe, excess	20,000	250,000	100%	of	$230,000
Boiler and machinery	N/A	50,000	100%	of	$50,000
If we incur property catastrophe losses and loss settlement expenses that exceed the retention, our property catastrophe program provides one guaranteed reinstatement. In such an instance, we are required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium, which will reinstate the full amount of reinsurance available under the property catastrophe program.

NOTE 5. RESERVES FOR LOSSES AND LOSS SETTLEMENT EXPENSES
Property insurance indemnifies an insured with an interest in physical property for loss of, or damage to, such property or the loss of its income-producing abilities. Casualty insurance is primarily concerned with losses caused by injuries to persons and legal liability imposed on the insured for such injury or for damage to property of others. In most cases, casualty insurance also obligates the insurance company to provide a defense for the insured in litigation, arising out of events covered by the policy.

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

On a quarterly basis, our actuarial reserving department performs a detailed actuarial review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuarial team to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

Our IBNR methodologies and assumptions are reviewed periodically, but changes are infrequent. In response to an increase in severity of losses, we revised our commercial automobile assumptions, resulting in an increase to our carried loss IBNR. We also reviewed our methodology and assumptions in our product liability line, associated with our construction defects business and have revised our assumptions related to expected severity resulting in an increase to our IBNR reserves. Additionally, similar reviews were completed for standard umbrella and excess liability exposures which led to a change in assumptions related to severity, resulting in an increase in IBNR reserves for other liability. Besides the changes to our assumptions used for our commercial automobile, product liability and other liability lines, we continually review and revise items affecting our projections of required reserves for unpaid loss and LAE. Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, and ratios of paid unallocated LAE to paid loss.

We do not discount loss reserves based on the time value of money.
The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2023, 2022 and 2021 (net of reinsurance amounts):

Years Ended December 31,	2023	2022	2021
Gross liability for losses and loss settlement expenses at beginning of year	$1,497,274	$1,514,265	$1,578,131
Ceded losses and loss settlement expenses	(146,875)	(112,900)	(131,843)
Net liability for losses and loss settlement expenses at beginning of year	$1,350,399	$1,401,365	$1,446,288
Losses and loss settlement expenses incurred for claims occurring during
Current year	$701,664	$624,411	$701,064
Prior years	67,750	12,890	(48,909)
Total incurred	$769,414	$637,301	$652,155
Losses and loss settlement expense payments for claims occurring during
Current year	$191,899	$215,891	$277,115
Prior years	480,800	472,377	419,963
Total paid	$672,699	$688,268	$697,078
Net liability for losses and loss settlement expenses at end of year	$1,447,115	$1,350,399	$1,401,365
Ceded losses and loss settlement expenses	191,640	146,875	112,900
Gross liability for losses and loss settlement expenses at end of year	$1,638,755	$1,497,274	$1,514,265

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

Reserve Development

The significant drivers of the adverse reserve development in 2023 were the commercial other liability and commercial automobile lines of business. The adverse development in commercial other liability was primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The pressure on these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation continued in 2023. The commercial automobile line of business also experienced adverse development related to increasing severity largely in post-COVID-19 accident years. The remaining lines experienced small amounts of reserve development.

The significant drivers of the adverse reserve development in 2022 were commercial other liability and commercial fire and allied lines. This was offset partially by favorable development in commercial automobile, workers' compensation and fidelity and surety. Commercial other liability experienced adverse development as emerging claim experience and deeper data insights during 2022 pointed to an increase in loss exposure on these longer tailed businesses driven in part by social and economic inflation. Commercial fire and allied developed adversely driven by catastrophe losses and increased severity on non-catastrophe claims. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE reductions in reserves for IBNR claims also contributed favorable development in addition to LAE where reductions in reserves were more than sufficient to offset payments.

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2023, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities. Claim data for Mercer Insurance Group, Inc., which was acquired on March 28, 2011, is presented retrospectively.
The cumulative number of reported claims, for calendar years 2023, 2022 and 2021, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and/or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2023
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$118,928	$117,958	$106,486	$97,809	$102,487	$105,507	$107,417	$111,517	$111,558	$112,733	$2,806	(6,195)	6,838
2015		137,385	125,307	120,005	127,091	129,945	131,325	132,694	136,161	137,040	5,348	(345)	8,005
2016			139,144	130,041	136,275	142,397	140,784	148,324	153,490	159,284	8,576	20,140	9,627
2017				139,602	139,032	152,547	156,369	159,653	173,091	174,013	16,109	34,411	9,308
2018					163,059	172,894	176,496	187,841	197,696	207,501	21,311	44,442	9,184
2019						149,173	169,344	183,918	179,667	186,205	25,861	37,032	8,573
2020							171,013	158,022	162,471	179,080	37,085	8,067	6,392
2021								145,822	162,359	162,879	52,056	17,057	3,457
2022									161,826	175,579	64,525	13,753	2,878
2023										172,398	118,157		1,944
									Total	$1,666,711

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$10,207	$29,679	$50,211	$70,363	$83,109	$93,060	$96,509	$102,042	$103,075	$105,035
2015		11,185	27,182	53,901	74,292	96,339	104,472	109,540	117,734	126,364
2016			13,782	38,184	63,526	88,885	102,757	115,107	126,561	136,400
2017				17,716	43,172	70,500	91,984	111,085	128,430	138,127
2018					16,200	44,772	79,168	105,515	130,943	158,851
2019						18,221	46,986	72,179	102,510	127,650
2020							17,011	43,596	60,114	98,592
2021								12,434	33,642	59,278
2022									10,468	42,168
2023										9,335
									Total	$1,001,801
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2014, net of reinsurance							13,905
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$678,815

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2023
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$126,216	$131,198	$128,762	$128,185	$128,503	$126,811	$127,068	$128,180	$128,491	$129,178	$361	2,962	7,964
2015		103,177	108,293	110,633	108,235	105,218	104,646	105,043	104,978	105,385	400	2,208	7,598
2016			147,473	144,208	143,721	143,724	143,108	144,109	145,351	142,644	499	(4,829)	9,879
2017				155,139	160,240	160,945	161,693	161,232	161,456	161,611	573	6,472	13,519
2018					143,280	146,950	146,378	146,010	147,356	147,058	1,095	3,778	10,791
2019						164,030	155,482	158,475	157,667	155,850	2,191	(8,180)	11,208
2020							207,207	201,391	202,929	207,256	4,095	49	14,629
2021								156,794	169,669	157,905	(7,859)	1,111	5,342
2022									161,776	170,594	18,916	8,818	4,225
2023										164,526	59,002		3,223
									Total	$1,542,008

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$84,456	$113,663	$116,750	$122,370	$123,697	$125,745	$126,307	$127,883	$128,033	$128,403
2015		67,217	90,454	95,515	101,367	104,115	103,975	104,127	104,339	104,638
2016			92,895	125,962	132,429	137,907	139,353	141,104	142,248	141,008
2017				99,484	137,058	145,900	152,219	157,512	159,286	159,456
2018					92,770	123,559	133,703	137,794	141,841	145,021
2019						100,980	136,084	142,342	150,196	151,739
2020							128,704	173,055	192,902	197,602
2021								97,451	140,406	154,242
2022									96,160	138,479
2023										75,304
									Total	$1,395,891
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2014, net of reinsurance							1,453
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$147,570

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2023
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$107,723	$106,076	$113,720	$118,869	$120,385	$121,077	$120,599	$119,214	$121,311	$121,230	$154	13,507	17,327
2015		125,506	129,816	132,206	138,987	137,395	137,335	136,826	137,240	137,934	552	12,428	20,090
2016			174,018	175,357	174,337	175,655	173,823	174,588	175,016	175,387	1,407	1,369	27,309
2017				227,919	224,553	235,110	233,159	233,007	233,535	234,229	2,823	6,310	32,902
2018					236,629	245,173	253,045	255,017	255,409	255,198	3,309	18,569	34,487
2019						279,229	291,139	289,929	282,155	282,680	8,017	3,451	34,757
2020							243,360	216,951	196,412	194,162	6,893	(49,198)	24,181
2021								179,880	172,599	173,708	10,210	(6,172)	12,332
2022									157,165	161,672	21,313	4,507	10,136
2023										153,502	48,545		8,586
									Total	$1,889,702

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$45,704	$68,033	$87,590	$99,922	$109,682	$113,751	$116,843	$117,770	$118,985	$119,087
2015		50,782	78,225	99,201	118,395	129,317	134,100	135,462	137,075	137,085
2016			66,013	103,528	128,156	148,224	164,341	168,950	171,380	172,928
2017				81,311	126,644	166,170	197,893	212,947	223,076	228,749
2018					81,572	138,092	187,405	211,123	235,519	244,284
2019						91,919	153,244	205,614	246,800	264,151
2020							67,660	109,686	138,158	161,798
2021								64,381	99,116	128,283
2022									62,477	95,785
2023										56,175
									Total	$1,608,325
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2014, net of reinsurance							345
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$281,722

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2023
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$64,051	$60,729	$58,284	$56,630	$54,636	$53,023	$52,889	$52,388	$51,861	$51,773	$391	(12,278)	4,821
2015		53,788	55,578	51,003	46,682	46,019	44,706	43,751	43,209	43,654	851	(10,134)	5,683
2016			70,419	66,575	61,648	55,168	53,964	52,870	53,090	53,617	1,131	(16,802)	7,982
2017				76,184	69,528	55,982	51,874	49,362	47,801	48,074	1,590	(28,110)	8,216
2018					71,972	67,883	59,192	56,109	53,812	54,783	1,102	(17,189)	8,059
2019						52,136	49,189	49,336	48,945	49,084	(1,087)	(3,052)	7,415
2020							45,365	46,612	43,724	46,624	735	1,259	4,581
2021								45,177	42,283	39,649	(1,731)	(5,528)	1,875
2022									29,597	26,721	1,623	(2,876)	1,307
2023										29,262	6,455		1,025
									Total	$443,240

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$13,965	$30,289	$38,441	$42,964	$45,193	$45,825	$46,299	$46,664	$47,192	$47,548
2015		12,063	27,304	35,229	38,424	39,305	40,034	41,006	41,211	41,865
2016			14,413	32,345	40,680	45,743	47,082	48,277	50,127	51,023
2017				14,647	31,309	38,083	41,672	43,833	45,508	45,742
2018					16,949	35,369	43,189	47,173	48,807	49,964
2019						13,582	29,668	38,382	43,044	46,101
2020							17,603	29,605	35,542	39,479
2021								17,949	29,453	34,074
2022									9,434	17,851
2023										10,227
									Total	$383,875
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2014, net of reinsurance							13,649
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$73,014

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2023
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$53,910	$52,661	$52,944	$52,782	$52,615	$52,702	$52,810	$52,854	$52,910	$52,975	$9	(935)	10,969
2015		42,847	41,088	40,336	40,368	40,220	40,194	40,189	40,190	40,191	13	(2,656)	9,553
2016			48,072	45,840	45,379	45,961	45,113	45,297	45,199	45,179	22	(2,893)	11,905
2017				60,330	59,342	58,695	58,544	59,023	58,790	58,863	32	(1,467)	14,717
2018					51,639	51,721	52,715	52,062	51,457	51,115	113	(524)	13,688
2019						59,548	58,378	58,745	57,929	57,630	175	(1,918)	13,609
2020							81,206	73,761	73,204	72,531	588	(8,675)	17,095
2021								28,537	26,489	26,372	291	(2,165)	2,588
2022									1,493	2,287	(556)	794	64
2023										2,391	2,019		10
									Total	$409,534

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited)
2014	$37,055	$47,912	$49,710	$51,837	$52,018	$52,543	$52,519	$52,526	$52,565	$52,615
2015		29,551	37,431	39,027	39,428	39,865	40,029	40,053	40,053	40,053
2016			32,999	40,910	42,660	44,046	44,618	44,737	44,828	44,827
2017				42,135	53,111	55,982	57,169	57,824	58,206	58,377
2018					37,410	47,433	49,464	50,185	50,661	50,852
2019						40,544	52,390	54,935	56,658	56,852
2020							54,181	68,124	70,543	71,416
2021								20,298	23,829	24,889
2022									551	2,128
2023										297
									Total	$402,305
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2014, net of reinsurance							340
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$7,568

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows:

December 31, 2023
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$678,815
Commercial fire and allied	147,570
Commercial automobile	281,722
Commercial workers' compensation	73,014
Personal	7,568
All other lines	170,119
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,358,808
Net outstanding liabilities for unpaid unallocated loss settlement expenses	87,949
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	560
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,447,317

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	85,753
Commercial fire and allied	9,750
Commercial automobile	2,624
Commercial workers' compensation	38,231
Personal	294
All other lines	55,322
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	191,974
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(536)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	191,438
Total gross liability for unpaid losses and loss settlement expenses	$1,638,755

The following is supplementary information about average historical claims duration as of December 31, 2023.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	8.2%	14.9%	15.5%	15.9%	12.1%	9.2%	4.9%	5.7%	3.6%	1.7%
Commercial fire and allied	61.0%	23.1%	5.8%	4.0%	1.9%	1.2%	0.4%	0.2%	0.2%	0.3%
Commercial automobile	35.9%	20.6%	16.4%	12.2%	7.9%	3.4%	1.8%	0.9%	0.5%	0.1%
Commercial workers' compensation	32.4%	31.9%	15.0%	8.3%	3.8%	2.1%	1.8%	0.9%	1.3%	0.7%
Personal	62.0%	24.2%	4.0%	2.2%	0.8%	0.5%	0.1%	—%	—%	0.1%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Statutory capital and surplus in regards to policyholders at December 31, 2023, 2022 and 2021 and statutory net income (loss) for the years then ended are as follows:

	Statutory Capital and Surplus	Statutory Net Income (Loss)
2023
Property and casualty business	$635,474	$(13,251)
2022
Property and casualty business	$717,709	$43,111
2021
Property and casualty business	$754,411	$110,827

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
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2023, our insurance company subsidiary, United Fire & Casualty, is able to make a maximum of $58.6 million in dividend payments without prior regulatory approval. At December 31, 2023, we were in compliance with applicable state laws and regulations.
We paid dividends to our common shareholders of $16,164, $15,860 and $15,064 in 2023, 2022 and 2021, respectively. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors, out of funds legally available, and subject to any other restrictions that may be applicable to us.
In 2023, 2022 and 2021, United Fire & Casualty Company received dividends from its wholly owned subsidiaries of $0, $0, and $0, respectively. In 2023, 2022 and 2021, United Fire & Casualty Company paid dividends to United Fire Group, Inc. totaling $13,200, $12,000 and $10,000, respectively. These intercompany dividend payments are eliminated for reporting in our Consolidated Financial Statements.
Our property and casualty subsidiaries are required to prepare and file statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual, subject to any deviations prescribed or permitted by the applicable insurance commissioner and/or director. The accounting principles used to prepare these statutory-basis financial statements follow prescribed or permitted accounting practices that differ from GAAP. Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the NAIC. Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile. No material permitted accounting practices were used to prepare our statutory-basis financial statements during 2023, 2022 and 2021. Statutory accounting principles primarily differ from GAAP in that policy acquisition and certain sales inducement costs are charged to expense as incurred, goodwill is amortized, life insurance reserves are established based on different actuarial assumptions and the values reported for investments, pension obligations and deferred taxes are established on a different basis.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. United Fire & Casualty Company and its property and casualty insurance subsidiaries and affiliates had statutory capital and surplus in regards to policyholders well in excess of their required levels at December 31, 2023.

NOTE 7. FEDERAL INCOME TAX
Federal income tax expense (benefit) is composed of the following:

Years Ended December 31,	2023	2022	2021
Current	$(2,217)	$1,627	$11,081
Deferred	(7,803)	(4,581)	5,168
Total	$(10,021)	$(2,954)	$16,249

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2023, 2022 and 2021 to the amount recorded in the accompanying Consolidated Statements of Income and Comprehensive Income is as follows:

Years Ended December 31,	2023	2022	2021
Computed expected income tax expense (benefit)	$(8,339)	$2,536	$20,337
Tax-exempt municipal bond interest income	(2,763)	(3,115)	(3,412)
Nontaxable dividend income	(269)	(378)	(361)
Compensation	596	582	770
Research & development credit	540	(1,591)	(1,545)
Other, net	215	(988)	460
Consolidated federal income tax expense (benefit)	$(10,021)	$(2,954)	$16,249

Reconciliation of consolidated federal income tax expense (benefit) from:
Consolidated federal income tax expense (benefit)	$(10,021)	$(2,954)	$16,249

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of our net deferred tax liability at December 31, 2023 and 2022 are as follows:

December 31,	2023	2022
Deferred tax liabilities
Net unrealized appreciation on investment securities:
Equity securities	$5,414	$19,701
Deferred policy acquisition costs	26,572	21,887
Investments in partnerships	1,713	1,303
Over funded pension benefit	4,256	232
Prepaid pension cost	7,090	5,653
Net bond discount accretion	213	238
Depreciation	3,637	3,996
Revaluation of investment basis (1)	—	119
Identifiable intangible assets (1)	944	1,093
Capitalized Software	2,310	3,607
Other	2,432	1,550
Gross deferred tax liability	54,581	$59,379
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$20,414	$22,522
Unearned premium adjustment	20,618	18,513
Employee profit sharing	1,623	1,624
Other-than-temporary impairment of investments	451	1,109
Compensation expense related to stock options	1,760	1,822
Nonqualified deferred compensation	2,493	2,399
Net Unrealized Appreciation - all other securities	17,753	23,382
Revaluation of investment basis (1)	23	—
Other	3,067	3,539
Gross deferred tax asset	$68,202	$74,910
Valuation allowance	—	—
Deferred tax asset	$68,202	$74,910
Net deferred tax liability (asset)	$(13,621)	$(15,531)
(1) Related to our acquisition of Mercer Insurance Group, Inc.

Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at December 31, 2023 and 2022.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a non-contributory cash balance pension plan and an employee health and dental benefit plan.
In September 2023, we offered an Early Retirement Package ("ERP") as a voluntary program for a select group of eligible employees to consider retiring earlier than planned. Employees that accepted the offering received a one-time separation package. At the same time, we announced to employees that we would be changing our paid time off ("PTO") policy to a discretionary time off policy as of the end of 2023. As a result, the company will no longer maintain an accrued liability on the balance sheet for PTO. The expense of the severance benefits offered with the ERP largely offset the benefit of the liability released with the change in time off policy in the financial statements. A partial plan curtailment was triggered during the period due to the reduction in active lives resulting from the ERP reduction in force, providing the benefit shown in the table for the Net Periodic Benefit Cost below.

Pension and Post-Retirement Benefit Plans
We offer a non-contributory cash balance pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our cash balance pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is designed to ensure that plan assets will be adequate to provide retirement benefits. We are not required to make a contribution to the pension plan in 2024.
In December 2020, the Company made the decision to amend the non-contributory defined benefit pension plan and put in place a non-contributory cash balance pension plan effective July 1, 2021. All benefits under the former non-contributory defined benefit pension plan stopped accruing on June 30, 2021.
We also offer health and dental benefit plans to all of our eligible employees that are self-funded. We previously offered a fully-funded (post-65) retiree health and dental plan (the "post-retirement benefit plan"). In January 2021, the Company changed the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. The impact of this decision is reflected in the tables in this note, with a one-time adjustment presented in the line "Special event plan closure" and an additional adjustment in the line "Amortization of prior service credit." The amortization of prior service credits continued through the end of 2022 related to these plan changes. As of December 31, 2023, the post-retirement benefit obligation was $0.
Investment Policies and Strategies
Our investment policy and objective for the pension plan is to generate long-term capital growth and income by way of a diversified investment portfolio along with appropriate employer contributions, which is intended to allow us to provide for the pension plan's benefit obligation. We have an internal investment/retirement committee, which includes our Chief Executive Officer, Chief Financial Officer, Chief Investment Officer, Chief Operating Officer, and Chief Claims Officer, all of whom periodically receive information on the value of the pension plan assets and their performance. Quarterly, the committee meets to review and discuss the performance of the pension plan assets as well as the allocation of investments within the pension plan.
In September 2023, the investment/retirement committee made a shift in investment strategy to a liability driven investment ("LDI") approach to better match the timing of cash flows between payouts from the plan with cash flows from the asset portfolio, as well as hedge interest rate risk between assets and liabilities. Changing to this approach now, while the plan is overfunded, should also reduce the likelihood of having to make a contribution to the plan in the future.
The investments held by the pension plan at December 31, 2023 include the following asset categories:
•Fixed income securities, which may include bonds, and convertible securities;
•Equity securities, which may include various types of stock, such as large-cap, mid-cap, small-cap, and international stocks;
•Pooled separate accounts, which includes two separate funds, a real estate separate account and a liquid assets separate account;
•A group annuity contract that is administered by United Life, a former subsidiary of United Fire; and
•Cash and cash equivalents, which include money market funds.
As a result of the shift in investment strategy in the second half of 2023, we have reduced the number of external investment managers by which the assets are managed, with most of the portfolio now part of the hedge portfolio.

The following is a summary of the pension plan's actual and target asset allocations at December 31, 2023 and 2022 by asset category:

					Target
Pension Plan Assets	2023	% of Total	2022	% of Total	Allocation
Hedge portfolio:					80%
Fixed maturity securities - corporate bonds	166,063	62.9	18,102	7.9
Redeemable preferred stock	—	—	2,946	1.3
Pooled separate accounts
Liquid assets separate account fund	4,475	1.7	—	—
Core plus bond separate account fund	—	—	16,768	7.3
Cash and cash equivalents	785	0.3	5,356	2.3
Return seeking portfolio:					20%
Equity Securities	53,981	20.5	134,663	58.6
Pooled separate account
U.S. property separate account fund	25,407	9.6	28,468	12.4
United Life annuity	13,195	5.0	12,567	5.5
Arbitrage fund	—	—	10,831	4.7
Total plan assets	$263,906	100.0%	$229,701	100.0%	100.0%

The LDI investment strategy has shifted the allocation of pension plan assets from prior periods. The portfolio includes a hedge portfolio, targeting 80.0 percent of the pension plan asset balance, largely comprised of highly rated fixed income securities and designed to match the assets and liabilities and maintain a fully funded position while hedging interest rate, yield curve and credit spread risks. The remaining 20.0 percent target of the asset balance is return seeking with the objective to account for liability growth and to maintain a healthy surplus position. The largest fund in the return seeking is the external fund managed by Capital Investment Services. There will be additional portfolio shifts as assets liquidate to achieve these targets.
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

The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements received from Plan's investment managers, which is derived from recent trading activity of the underlying security in the financial markets. These securities represent various taxable bonds held by the pension plan. These securities categorized as Level 2 are valued in the same manner as described in Note 3 "Fair Value of Financial Instruments" and have the same controls in place.
Pooled Separate Accounts
The pension plan invests in two pooled separate account funds, a U.S. property separate account fund and a liquid assets separate account fund. The fair value of the investments in the U.S. property separate account fund is provided by the administrator of the fund based on the net asset value of the fund. The net asset value is based on the fair value of the underlying properties included in the fund as this pooled separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents, vacancy levels, leasing absorption, market cap rates and discount rates. In addition, each property is appraised annually by an independent appraiser. The net asset value is the basis for current transactions and the pooled separate account can be redeemed at net asset value as of the measurement date. The fair value measurement is classified within Level 2 of the fair value hierarchy given the inputs reflect observable market data but are not based on quoted prices in an active market. Investments in the liquid assets separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. This pooled separate account invests mainly in short term securities such as commercial paper. The majority of the underlying securities have observable Level 1 or 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. The fair value measurement is classified within Level 2 of the fair value hierarchy as the inputs reflect observable market data and quoted prices for similar assets, but in some instances, quoted prices are in markets that are not active. We have adjusted the net asset value provided by the custodian to Level 2 from Level 1 based on inputs and ASC 820 guidance.
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
Fair Value Measurement
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2023 and 2022:

		Fair Value Measurements
Description	December 31, 2023	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$166,063	$—	$166,063	$—
Equity securities	53,981	53,981	—	—
Pooled separate accounts
Liquid assets separate account fund	4,475	—	4,475	—
U.S. property separate account fund	25,407	—	25,407
Money market funds	772	772	—	—
Total assets measured at fair value	$250,698	$54,753	$195,945	$—

		Fair Value Measurements
Description	December 31, 2022	Level 1	Level 2	Level 3
Fixed maturity securities - corporate bonds	$18,102	$—	$18,102	$—
Redeemable preferred stock	2,946	2,946	—	—
Equity securities	134,663	134,663	—	—
Pooled separate accounts
Core plus bond separate account fund	16,768	—	16,768	—
U.S. property separate account fund	28,468	—	—	28,468
Arbitrage fund	10,831	—	10,831	—
Money market funds	5,348	5,348	—	—
Total assets measured at fair value	$217,126	$142,957	$45,701	$28,468
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

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2023	$28,468
Unrealized gains	(3,061)
Balance at December 31, 2023	$25,407

U.S. property separate account fund
Balance at January 1, 2022	$27,328
Unrealized gains	1,140
Balance at December 31, 2022	$28,468
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. The discount rate assumption uses the Principal© Pension Discount Rate Curve ("Principal Curve") and reflects the expected future benefit discounted cash flows to determine the present value of the plan benefit obligations as of December 31. The Principal Curve uses pricing and yield information for high quality corporate bonds. We have reviewed the updated curve and materials provided by our external actuaries with regard to the assumptions used in the curve. We will continue to monitor this curve and intend to make changes as appropriate.

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
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2023	2022	2023	2022
Discount rate	4.93%	5.15%	N/A	N/A
Interest crediting rate	4.00	3.50	N/A	N/A
Rate of compensation increase	4.00	3.00	N/A	N/A
Rising interest rates resulted in an increase in the discount rates we use to value our respective plan's benefit obligations at December 31, 2022 compared to December 31, 2021.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2023	2022	2021	2023	2022	2021
Discount rate	5.15%	2.84%	2.58%	N/A	0.48%	2.58%
Expected long-term rate of return on plan assets	6.70	6.70	6.70	N/A	N/A	N/A
Rate of compensation increase	3.00	3.00	2.75	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates

	Health Care Benefits		Dental Claims
Years Ended December 31,	2023	2022	2023	2022
Health care cost trend rates assumed for next year	N/A	N/A	N/A	N/A
Rate to which the health care trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	N/A	N/A
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	N/A

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2023	2022	2023	2022
Reconciliation of benefit obligation
Benefit obligation at beginning of year	$201,676	$276,587	$—	$960
Service cost	3,817	4,481	—	—
Interest cost	10,106	7,730	—	2
Actuarial loss (gain)	3,112	(79,303)	—	(122)
Adjustment for plan amendment		—	—	—
Special event plan closure	—	—	—	—
Benefit payments	(8,831)	(7,819)	—	(840)
Benefit obligation at end of year (1)	$209,880	$201,676	$—	$—
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$229,701	$283,940	$—	$—
Actual return on plan assets	43,036	(50,420)	—
Employer contributions	—	4,000	—	840
Benefit payments	(8,831)	(7,819)	—	(840)
Fair value of plan assets at end of year	$263,906	$229,701	$—	$—
Funded status at end of year	$54,026	$28,025	$—	$—
(1)For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
Our accumulated pension benefit obligation was $209,867 and $201,669 at December 31, 2023 and 2022, respectively.
The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2023	2022	2023	2022
Amounts recognized in AOCI
Unrecognized prior service cost	$(20,119)	$(26,066)	$—	$—
Unrecognized actuarial (gain) loss	(146)	24,961	—	—
Total amounts recognized in AOCI	$(20,265)	$(1,105)	$—	$—
We anticipate amortization of the net actuarial losses for our pension plan in 2024 to be $0.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2023	2022	2021	2023	2022	2021

Net periodic benefit cost
Service cost	$3,817	$4,481	$12,082	$—	$—	$148
Interest cost	10,106	7,730	6,911	—	2	72
Expected return on plan assets	(15,025)	(18,891)	(16,807)	—	—	—
Amortization of prior service cost	(3,280)	(3,280)	(3,237)	—	(15,085)	(14,490)
Effect of partial curtailment	(2,666)			—	(26)	(20,177)
Amortization of net loss	207	777	3,995	—	2,824	2,607
Net periodic benefit cost	$(6,841)	$(9,183)	$2,944	$—	$(12,285)	$(31,840)

The expected return on plan assets is determined using a calculated value. The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions ("CMA") November 2023. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
The Corridor Approach is used to amortize actuarial gains and losses. An allowable 10% corridor is utilized under this approach. The period of amortization of such gains and losses is the average future service of members expected to receive benefits. A portion of the service cost component of net periodic pension and postretirement benefit costs are capitalized and amortized as part of deferred acquisition costs and is included in the income statement line titled "amortization of deferred policy acquisition costs." The portion not related to the compensation and the other components of net periodic pension and postretirement benefit costs are included in the income statement line titled "other underwriting expenses."
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2024	2025	2026	2027	2028	2029-3033
Pension benefits	$17,570	$13,950	$14,310	$14,880	$15,100	$80,050

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of United Fire common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable at any time and from time to time pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable at any time and from time to time pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At December 31, 2023, there were 1,150,834 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with United Fire.
Options granted pursuant to the Stock Plan are granted to buy shares of United Fire's common stock at the market value of the stock on the date of grant. Options granted prior to March 2017 vest and are exercisable in installments of 20.0 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. Options granted after March 2017 vest and are exercisable in installments of 33.3 percent of the number of shares covered by the option award each year from the grant date, unless the Board of Directors authorizes the acceleration of vesting. To the extent not exercised, vested option awards accumulate and are exercisable by the awardee, in whole or in part, in any subsequent year included in the option period, but not later than 10 years from the grant date. Restricted and unrestricted stock awards granted pursuant to the Stock Plan are granted at the market value of our common stock on the date of the grant. Restricted stock awards fully vest after three years or five years from the date of issuance, unless accelerated upon the approval of the Board of Directors, at which time United Fire common stock will be issued to the awardee. All awards are generally granted free of charge to the eligible employees of United Fire as designated by the Board of Directors. Forfeitures of awards under the plan are recognized as they occur.
The activity in the Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2023	December 31, 2023
Beginning balance	1,334,790	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(351,716)	(3,973,857)
Number of awards forfeited or expired	167,760	1,074,691
Ending balance	1,150,834	1,150,834
Number of option awards exercised	4,000	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	32,591	300,436

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company's shareholders approved amendments to the Director Stock Plan, previously approved by the Company's Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and

(iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At December 31, 2023, the Company had 103,600 authorized shares available for future issuance.
The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted stock shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement (subject to limits set forth in the plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Stock Plan. Forfeitures of awards under the plan are recognized as they occur.
The activity in the Director Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2023	December 31, 2023
Beginning balance	123,397	300,000
Additional authorization	—	150,000
Number of awards granted	(31,380)	(386,618)
Number of awards forfeited or expired	11,583	40,218
Ending balance	103,600	103,600
Number of option awards exercised	1,755	152,336
Number of restricted stock awards vested	20,955	137,956

Stock-Based Compensation Expense
In 2023, 2022 and 2021, we recognized stock-based compensation expense of $3,246, $2,827 and $3,441, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2023, we had $5,655 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2024	3,394
2025	1,865
2026	367
2027	29
Total	$5,655

Analysis of Award Activity
The analysis below details the option award activity for 2023 and the awards outstanding at December 31, 2023, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	776,338	$36.47
Granted	117,026	28.08
Exercised	(5,755)	27.35
Cancelled/Forfeited	(74,350)	35.95
Expired	(17,583)	27.23
Outstanding at December 31, 2023	795,676	$35.55	3.01	$—
Exercisable at December 31, 2023	645,476	$37.21	1.64	$—
Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2023) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $18, $261 and $133 in 2023, 2022 and 2021, respectively.
The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2023:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	157,387	$30.56
Adjustment to prior year PSU performance prediction	7,329	30.56
Granted	266,070	26.42
Vested	(67,488)	32.99
Forfeited	(31,117)	31.89
PSU projected performance adjustment	(40,742)	28.42
Non-vested at December 31, 2023	291,439	$27.42
In 2023, 2022 and 2021 we recognized $2,637, $2,048 and $2,610, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2023, we had $4,632 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $5,864 and $4,306 at December 31, 2023 and 2022, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

December 31,	2023	2022	2021
Risk-free interest rate	4.09%	2.18%	0.98%
Expected volatility (historical)	41.85%	40.56%	56.49%
Expected option life (in years)	7	7	7
Expected dividends (in dollars)	$0.64	$0.61	$0.60
Weighted-average grant-date fair value of options granted during the year (in dollars)	$10.95	$10.49	$13.48

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2023:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$20.24	28.76	136,617	7.74	$27.36	26,954	$24.50
28.77	29.44	171,963	1.58	29.20	165,469	29.19
29.45	34.76	128,246	3.36	29.56	94,203	29.59
34.77	43.54	189,022	1.24	40.79	189,022	40.79
43.55	54.26	169,828	2.34	47.27	169,828	47.27
$20.24	54.26	795,676	3.01	$35.55	645,476	$37.21

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
In May 2020, the Company entered into a renewal rights agreement for our personal lines business, providing our independent insurance agents with the opportunity to transfer their personal lines policies to Nationwide Mutual
Insurance Company beginning in the third quarter of 2020. The majority of this transfer was completed by December 31, 2021. There is an immaterial amount of personal lines business remaining primarily in the state of New Jersey as of December 31, 2023. The business remaining in New Jersey is scheduled to lapse by the end of 2025.
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
Premiums Earned
The following table sets forth our net premiums earned:

Years Ended December 31,	2023	2022	2021
Property and casualty insurance business
Net premiums earned
Other liability	$320,762	$302,446	$299,961
Fire and allied lines	249,407	237,113	253,485
Automobile	208,874	208,399	255,279
Workers' compensation	53,039	56,015	61,690
Fidelity and surety	39,922	37,975	30,989
Reinsurance assumed	159,859	108,462	59,745
Other	2,724	1,131	1,674
Total net premiums earned	$1,034,587	$951,541	$962,823
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

The components of basic and diluted earnings per share were as follows:

	Years Ended December 31,
	2023		2022		2021
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$(29,700)	$(29,700)	$15,031	$15,031	$80,594	$80,594
Weighted-average common shares outstanding	25,249,269	25,249,269	25,160,809	25,160,809	25,092,297	25,092,297
Add dilutive effect of restricted stock awards	—	—	—	157,387	—	202,809
Add dilutive effect of stock options	—	—	—	—	—	224,620
Weighted-average common shares	25,249,269	25,249,269	25,160,809	25,318,196	25,092,297	25,519,726
Earnings (loss) per common share	$(1.18)	$(1.18)	$0.60	$0.59	$3.21	$3.16
Awards excluded from diluted calculation(1)	—	791,735	—	585,853	—	800,903
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have been anti-dilutive.

NOTE 12. LEASE COMMITMENTS

The Company determines if a contract contains a lease at inception of the contract through a review by vendor management of the facts and circumstances of the contract to determine if a lease is present. A questionnaire is then forwarded to the corporate finance department to come to agreement on the determination. There are no significant assumptions made in the identification of lease components and there has been no history of contracts containing both lease and non-lease components. The Company has operating leases relating to office space, vehicles, computer equipment, and office equipment, which are recorded as a lease obligation liability disclosed in the "Accrued expenses and other liabilities" line on the Consolidated Balance Sheets and as a lease right-of-use asset disclosed in the "Other assets" line on the Consolidated Balance Sheets. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. As an accounting policy election, we have elected the practical expedient on not separating lease components from non-lease components to each major asset class.
The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The Company has elected to categorize its leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to 10 years and greater than 10 years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on current industry borrowing rates for financial companies with similar ratings. The Company does not have any restrictions or covenants associated with its lease arrangements.
Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of December 31, 2023, we have leases with remaining terms of one year to eight years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The Company has six lease agreements with the Company serving as the lessor. The properties are office spaces and parking. The terms of the leases vary depending on the property and range from two years to nine years, which may include options for renewal or to extend lease terms or no options for renewal. The Company has elected to categorize these leases into four categories based on length of lease terms and applies an incremental borrowing rate of interest as of the effective date of adoption or the lease effective date equivalent to a collateralized rate with similar terms. The four categories are as follows: less than three years, three to five years, five to 10 years and greater than 10 years. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on current industry borrowing rates for similar rated financial companies.
The components of our operating leases were as follows:

	As of December 31, 2023	As of December 31, 2022

Components of lease expense:
Operating lease expense	$9,187	8,763
Less lessor income	507	77
Less sublease income	532	250
Net lease expense	8,148	8,436
Cash flows information related to leases:
Operating cash outflow from operating leases	8,219	8,396

Balance sheet information for operating leases:	As of December 31, 2023	As of December 31, 2022

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$29,184	$26,472
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	29,668	26,924
Right-of-use assets obtained in exchange for new operating lease liabilities	9,336	2,807
Weighted average remaining lease term	3.77 years	3.81 years
Weighted average discount rate	4.17%	2.91%

Maturities of lease liabilities:	As of December 31, 2023	As of December 31, 2022
2023	$—	$8,452
2024	9,361	7,007
2025	9,029	6,438
2026	7,748	5,141
2027	3,617	1,315
2028	1,696	—
Thereafter	811	—
Total lease payments	32,262	28,353
Less imputed interest	(2,594)	(1,429)
Lease liability	$29,668	$26,924

Maturities of lease receivables:	As of December 31, 2023	As of December 31, 2022
2023	$—	$618
2024	1,051	487
2025	1,066	498
2026	1,124	554
2027	1,092	519
2028	584	10
Thereafter	2,691	38
Total lease payments receivable	7,608	2,724

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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. As of December 31, 2023, interest expense totaled $3,260. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

Credit Facilities
On March 31, 2020, UF&C a wholly owned subsidiary of the Company, entered into a credit agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, issuing lender, swing-line lender and lender, and the other lenders from time to time party thereto (collectively with Wells Fargo, the "Lenders"), providing for a $50,000 revolving credit facility, which included a $20,000 letter of credit sub-facility and a $5,000 swing-line loan for working capital and other general corporate purposes. The Credit Agreement was provided by the Lenders on an unsecured basis, and the UF&C had the option to increase the Credit Agreement by $100,000 if agreed to by the Lenders providing such incremental facility.

The Credit Agreement included customary events of default, including default in payments of principals, default in payment of other indebtedness, change of control and voluntary and involuntary insolvency proceedings, the occurrence of which would allow the Lenders to accelerate payment of all amounts outstanding thereunder and terminate any further commitments to lend.
There was no outstanding balance on the Credit Agreement at December 31, 2022. As of December 31, 2022, we were in compliance with all covenants under the Credit Agreement. We did not incur any interest expense related to the Credit Agreement in 2023, 2022 or 2021.
On December 29, 2023, the Company terminated its existing Credit Agreement. The Company did not have any borrowings outstanding under the Credit Agreement and the Company did not incur any early termination penalties in connection with the termination of the Credit Agreement.

In December 2023, the Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). As part of the FHLB Des Moines application process and in connection with its membership in FHLB Des Moines, the Company entered into FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). The Advances Agreement governs the terms and conditions under which the Company may borrow and FHLB Des Moines may make loans or advances from time to time. The Advances Agreement requires the Company to pledge certain collateral, including the capital stock in FHLB Des Moines owned by the Company and such other assets (including mortgage-related securities, loans, and stock in the Company) as agreed by the Company and FHLB Des Moines in connection with any such loans or advances.

Membership in FHLB Des Moines provides the Company with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, the Company has an aggregate borrowing capacity of up to 20.0 percent of total assets. As of December 31, 2023, the Company has FHLB Des Moines borrowing capacity up to $392,194 if an immediate liquidity need would arise. The Company had no outstanding balance as of December 31, 2023 and 2022 related to these lines of credit.

NOTE 14. INTANGIBLE ASSETS
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2023	2022
Agency relationships	$10,338	$10,338
Accumulated amortization - agency relationships	(9,040)	(8,462)
	$1,298	$1,876

Trade names	$1,978	$1,978
Accumulated amortization - trade names	(1,681)	(1,550)
	$297	$428

State insurance licenses (1)	$3,020	$3,020

Net intangible assets	$4,615	$5,324
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.

The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Trade names	Fifteen years

Our estimated aggregate amortization expense for each of the next five years is as follows:

2024	$709
2025	709
2026	177
2027	–
2028	–

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2023, 2022 and 2021:

		Liability for
	Net unrealized	underfunded
	appreciation	employee
	on investments	benefit costs	Total
Balance as of January 1, 2021	$83,070	$(16,159)	$66,911
Change in accumulated other comprehensive income before reclassifications	(31,519)	15,511	(16,008)
Reclassification adjustments from accumulated other comprehensive income	(1,782)	5,216	3,434
Balance as of December 31, 2021	$49,769	$4,568	$54,337
Change in accumulated other comprehensive income before reclassifications	(139,183)	(6,540)	(145,723)
Reclassification adjustments from accumulated other comprehensive income	1,045	2,845	3,890
Balance as of December 31, 2022	$(88,369)	$873	$(87,496)
Change in accumulated other comprehensive income before reclassifications	20,835	14,973	35,808
Reclassification adjustments from accumulated other comprehensive income	567	164	731
Balance as of December 31, 2023	$(66,967)	$16,010	$(50,957)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
At December 31, 2023, the Company's reserves for losses and loss settlement expenses was $1.6 billion, of which $584.9 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liability for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management's best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

Auditing management's estimate of IBNR reserves was complex due to the highly judgmental nature of management's selection of methods and assumptions used to develop those estimates. In particular, the estimates are sensitive to assumptions and the weighting of methodologies that are used to project the ultimate cost of losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the reserving process, including, among others, the review and approval processes that management has in place for the methods and assumptions used in estimating the reserves.

To test the estimated IBNR reserves we, including our actuarial specialists, performed audit procedures that included, among others, evaluating management's selection and weighting of actuarial methods and assumptions by comparing to those used in prior periods and those used in the industry. We compared management's best estimate of reserves to our independently calculated range of reasonable reserve estimates and assessed the development of prior year reserves. We also evaluated the results of the reserve analysis prepared by management's independent third-party actuary for comparison to management's best estimate.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company's auditor since 2002.

Des Moines, Iowa
February 29, 2024

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
As of December 31, 2023, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2023, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2023. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2023, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of United Fire Group, Inc. as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report dated February 29, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 29, 2024

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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company's executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 "Business" of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2024 (the "2024 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2024 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2024 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2023 and 2022	67
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2023	68
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2023	69
Consolidated Statements of Cash Flows for the three years ended December 31, 2023	70
Notes to Consolidated Financial Statements	72

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	146
Schedule II. Condensed Financial Statements of Parent Company	147
Schedule III: Supplementary Insurance Information	150
Schedule IV: Reinsurance	151
Schedule V: Valuation and Qualifying Accounts	152
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	153
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc.		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Bylaws of United Fire Group, Inc.		S-4		Annex III	5/25/2011
4.1		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2019	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2007		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. 2021 Stock and Incentive Plan (the "Stock Plan")		8-K		10.1	5/21/2021
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement (Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.2	8/5/2020
10.25	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Performance-Based Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.1	11/4/2021
10.26	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Option Award Notice		10-Q	9/30/2021	10.2	11/4/2021
10.27	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.3	11/4/2021
10.28	*	Executive Employment Offer Letter, dated January 5, 2023, between United Fire Group, Inc and Julie Stephenson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2023 8-K)		8-K		10.1	1/5/2023
10.29	*	Amended Executive Employment Offer Letter, dated March 1, 2023, between United Fire Group, Inc. and Julie Stephenson		10-Q	3/31/2023	10.1	5/9/2023

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
21.0	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Regnier Consulting Group, Inc., Independent Actuary	X
31.1	Certification of Kevin Leidwinger Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Eric J. Martin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Kevin Leidwinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Eric J. Martin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.0	United Fire Group, Inc. Clawback Policy	X
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.
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

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2023	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$153,751	$145,354	$145,354
States, municipalities and political subdivisions	618,686	614,759	614,759
Foreign governments	21,255	19,172	19,172
Public utilities	149,734	140,467	140,467
All other bonds	827,615	766,751	766,750
Redeemable preferred stock	—	—	—
Total fixed maturities	$1,771,041	$1,686,503	$1,686,502
Equity securities
Common stocks - key from Note 2-3 Cost Fair Value
Public utilities	$656	$3,993	$3,993
Banks, trusts and insurance companies	2,359	7,535	7,535
Industrial, miscellaneous and all other	26,223	43,491	43,491
Redeemable preferred stocks	—	—	—
Nonredeemable preferred stocks	—	—	—
Total equity securities	$29,238	$55,019	$55,019
Mortgage loans on real estate	$45,421	$42,632	$45,366
Policy loans	—	—	—
Other long-term investments	99,507	99,507	99,507
Short-term investments	100	100	100
Total investments	$1,945,307	$1,883,761	$1,886,494

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2023	2022

Assets
Fixed maturities
Available-for-sale, at fair value (amortized cost $0 in 2023 and $0 in 2022)	$—	$—
Investment in subsidiary	733,152	738,098
Cash and cash equivalents	553	2,038
Other assets	199	134
Total assets	$733,904	$740,270

Liabilities and stockholders' equity
Liabilities	$159	$156

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,269,842 and 25,210,541 issued and outstanding in 2023 and 2022, respectively	$25	$25
Additional paid-in capital	209,986	207,029
Retained earnings	574,691	620,556
Accumulated other comprehensive income, net of tax	(50,957)	(87,496)
Total stockholders' equity	$733,745	$740,114

Total liabilities and stockholders' equity	$733,904	$740,270

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2023	2022	2021

Revenues
Investment income	$99	$85	$23
Total revenues	99	85	23

Expenses
Other operating expenses	—	—	3
Total expenses	—	—	3

Income before income taxes and equity in net income of subsidiary	99	85	20
Federal income tax expense (benefit)	21	18	5
Net income before equity in net income (loss) of subsidiary	$78	$67	$15
Equity in net income (loss) of subsidiary	(29,778)	14,964	80,579
Net income (loss)	$(29,700)	$15,031	$80,594

Other comprehensive income (loss)
Change in unrealized appreciation on investments held by subsidiary	$26,373	$(176,183)	$(39,901)
Change in liability for underfunded employee benefit plans of subsidiary	18,953	(8,277)	19,633
Other comprehensive income (loss), before tax and reclassification adjustments	$45,326	$(184,460)	$(20,268)
Income tax effect	(9,518)	38,736	4,260
Other comprehensive income (loss), after tax, before reclassification adjustments	$35,808	$(145,724)	$(16,008)
Reclassification adjustment for net realized gains of the subsidiary included in income	718	1,323	(2,256)
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	207	3,601	6,603
Total reclassification adjustments, before tax	$925	$4,924	$4,347
Income tax effect	(194)	(1,034)	(913)
Total reclassification adjustments, after tax	$731	$3,890	$3,434

Comprehensive income (loss)	$6,839	$(126,803)	$68,020

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2023	2022	2021

Cash flows from operating activities
Net income (loss)	$(29,700)	$15,031	$80,594
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	29,778	(14,964)	(80,579)
Dividends received from subsidiary	13,200	12,000	10,000
Other, net	1,691	2,845	3,131
Total adjustments	$44,669	$(119)	$(67,448)
Net cash provided by operating activities	$14,969	$14,912	$13,146

Cash flows from investing activities
Net cash used in investing activities	$—	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(16,164)	$(15,860)	$(15,064)
Repurchase of common stock	—	—	(2,007)
Issuance of common stock	(290)	828	(421)
Net cash used in financing activities	$(16,454)	$(15,032)	$(17,492)

Net change in cash and cash equivalents	$(1,485)	$(120)	$(4,346)
Cash and cash equivalents at beginning of period	2,038	2,158	6,504
Cash and cash equivalents at end of year	$553	$2,038	$2,158

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Premiums Written
Year Ended December 31, 2023
Property and Casualty	$126,532	$1,638,755	$549,384	$1,034,587	$59,606	$769,414	$244,991	$115,800	$1,066,901
Year Ended December 31, 2022
Property and Casualty	$104,225	$1,497,274	$474,388	$951,541	$44,932	$637,301	$213,075	$114,645	$984,223
Year Ended December 31, 2021
Property and Casualty	$91,446	$1,514,265	$439,733	$962,823	$55,778	$652,155	$203,432	$110,574	$941,348

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2023
Premiums earned
Property and casualty insurance	$953,958	$144,958	$225,587	$1,034,587	21.80%
Year Ended December 31, 2022
Premiums earned
Property and casualty insurance	$889,301	$101,740	$163,980	$951,541	17.23%
Year Ended December 31, 2021
Premiums earned
Property and casualty insurance	$978,190	$92,650	$77,283	$962,823	8.03%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2023	$1,575	$219		$1,794
Year Ended December 31, 2022	781	794	—	1,575
Year Ended December 31, 2021	687	94	—	781

Deferred tax asset valuation allowance
Year Ended December 31, 2023	$—	$—		$—
Year Ended December 31, 2022	—	—	—	—
Year Ended December 31, 2021	—	—	—	—

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Premiums Written
2023	$126,532	$1,638,755	$549,384	$1,034,587	$1,274	$59,606	$701,664	$67,750	$244,991	$672,699	$1,066,901
2022	$104,225	$1,497,274	$474,388	$951,541	$(15,892)	$44,932	$624,411	$12,890	$213,075	$688,268	$984,223
2021	$91,446	$1,514,265	$439,733	$962,823	$47,383	$55,778	$691,933	$(39,778)	$203,432	$697,078	$941,348

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Kevin Leidwinger
Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/29/2024

By:	/s/ Eric J. Martin
Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/29/2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin Leidwinger	By	/s/ Eric J. Martin
	Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer		Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/29/2024	Date	2/29/2024

By	/s/ James W. Noyce	By	/s/ John Paul E. Besong
	James W. Noyce, Chairman and Director		John Paul E. Besong, Director
Date	2/29/2024	Date	2/29/2024

By	/s/ Scott L. Carlton	By	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/29/2024	Date	2/29/2024

By	/s/ Christopher R. Drahozal	By:	/s/ Matthew R. Foran
	Christopher R. Drahozal, Director		Matthew R. Foran, Director
Date	2/29/2024	Date	2/29/2024

By	/s/ Mark A. Green	By:	/s/ Lura McBride
	Mark A. Green, Director		Lura McBride, Director
Date	2/29/2024	Date	2/29/2024

By	/s/ George D. Milligan	By	/s/ Susan E. Voss
	George D. Milligan, Director		Susan E. Voss, Director
Date	2/29/2024	Date	2/29/2024