Form 10-Q
period 2024-03-31
UNITED FIRE GROUP INC
filed 2024-05-08
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

As of May 1, 2024, 25,295,942 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2024

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission ("SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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
◦Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments:
Fixed maturities
Available-for-sale, at fair value (amortized cost $1,683,486 in 2024 and $1,771,041 in 2023)	$1,589,248	$1,686,502
Equity securities at fair value (cost $0 in 2024 and $29,238 in 2023)	—	55,019
Mortgage loans	41,426	45,421
Less: allowance for mortgage loan losses	46	55
Mortgage loans, net	41,380	45,366
Other long-term investments	99,020	99,507
Short-term investments	100	100
Total investments	1,729,748	1,886,494
Cash and cash equivalents	217,785	102,046
Accrued investment income	16,325	15,934
Premiums receivable (net of allowance for doubtful accounts of $1,942 in 2024 and $1,794 in 2023)	518,245	464,791
Deferred policy acquisition costs	135,210	126,532
Property and equipment (primarily land and buildings, at cost, less accumulated depreciation of $70,615 in 2024 and $68,242 in 2023)	134,354	134,247
Reinsurance receivables and recoverables (net of allowance for credit losses of $102 in 2024 and $97 in 2023)	239,971	223,269
Prepaid reinsurance premiums	24,608	27,682
Intangible assets	4,438	4,615
Deferred tax asset	22,735	13,621
Income taxes receivable	11,524	21,463
Other assets	189,692	123,496
TOTAL ASSETS	$3,244,635	$3,144,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Losses and loss settlement expenses	$1,690,885	$1,638,755
Unearned premiums	586,742	549,384
Accrued expenses and other liabilities	180,242	172,306
Long term debt	50,000	50,000
TOTAL LIABILITIES	$2,507,869	$2,410,445
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,293,156 and 25,269,842 shares issued and outstanding in 2024 and 2023, respectively	$25	$25
Additional paid-in capital	210,886	209,986
Retained earnings	584,147	574,691
Accumulated other comprehensive income, net of tax	(58,292)	(50,957)
TOTAL STOCKHOLDERS' EQUITY	$736,766	$733,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,244,635	$3,144,190
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2024	2023
Revenues
Net premiums earned	$280,859	$256,127
Investment income, net of investment expenses	16,342	12,722
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(2,564) in 2024 and $(540) in 2023; previously included in accumulated other comprehensive income (loss))	(1,202)	(1,745)
Other income (loss)	—	—
Total revenues	$295,999	$267,104
Benefits, Losses and Expenses
Losses and loss settlement expenses	$179,646	$174,597
Amortization of deferred policy acquisition costs	65,690	59,835
Other underwriting expenses (includes reclassifications for employee benefit costs of $0 in 2024 and $52 in 2023; previously included in accumulated other comprehensive income (loss))	32,465	30,303
Interest expense	859	797
Other nonunderwriting expenses	1,055	1,573
Total benefits, losses and expenses	$279,715	$267,105
Income (loss) before income taxes	$16,284	$(1)
Federal income tax expense (benefit) (includes reclassifications of $538 in 2024 and $124 in 2023; previously included in accumulated other comprehensive income (loss))	2,782	(695)
Net Income (loss)	$13,502	$694
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(11,096)	$18,004
Change in liability for underfunded employee benefit plans	(724)	(820)
Foreign currency translation adjustment	(23)	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(11,843)	$17,184
Income tax effect	2,482	(3,609)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(9,361)	$13,575
Reclassification adjustment for net investment losses included in income	$2,564	$540
Reclassification adjustment for employee benefit costs included in expense	—	52
Total reclassification adjustments, before tax	$2,564	$592
Income tax effect	(538)	(124)
Total reclassification adjustments, after tax	$2,026	$468
Comprehensive income (loss)	$6,167	$14,737
Diluted weighted average common shares outstanding	25,834,494	25,500,115
Earnings per common share:
Basic	$0.53	$0.03
Diluted	0.52	0.03
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total
Balance January 1, 2024	25,269,842	$25	$209,986	$574,691	$(50,957)	$733,745
Net income	—	—	—	13,502	—	13,502
Stock based compensation	23,314	—	900	—	—	900
Dividends on common stock ($0.16 per share)	—	—	—	(4,046)	—	(4,046)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(6,740)	(6,740)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	(23)	(23)
Balance March 31, 2024	25,293,156	$25	$210,886	$584,147	$(58,292)	$736,766
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income	Total
Balance January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(In Thousands)	2024	2023
Cash Flows From Operating Activities
Net income	$13,502	$694
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net accretion of bond premium	1,665	1,797
Depreciation and amortization	2,672	2,646
Stock-based compensation expense	1,156	1,076
Net investment (gains) losses	1,291	1,559
Net cash flows from equity and trading investments	56,381	8,523
Deferred income tax expense (benefit)	(7,170)	(2,182)
Changes in:
Accrued investment income	(391)	(916)
Premiums receivable	(53,454)	(32,661)
Deferred policy acquisition costs	(8,678)	(3,264)
Reinsurance receivables	(16,702)	8,528
Prepaid reinsurance premiums	3,074	731
Income taxes receivable	9,939	1,474
Other assets	(65,029)	(109)
Losses and loss settlement expenses	52,130	2,117
Unearned premiums	37,358	16,410
Accrued expenses and other liabilities	7,212	(14,859)
Other, net	1,206	1,650
Cash from operating activities	22,659	(7,480)
Net cash provided by (used in) operating activities	$36,161	$(6,786)
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$88,378	$9,868
Proceeds from call and maturity of available-for-sale investments	34,719	20,424
Proceeds from sale of other investments	4,739	972
Purchase of investments in mortgage loans	—	(128)
Purchase of investments available-for-sale	(39,859)	(53,832)
Purchase of other investments	(1,494)	(7,190)
Net purchases and sales of property and equipment	(2,603)	(2,615)
Net cash provided by (used in) investing activities	$83,880	$(32,501)
Cash Flows From Financing Activities
Issuance of common stock	$(256)	$(96)
Payment of cash dividends	(4,046)	(4,037)
Net cash provided by (used in) financing activities	$(4,302)	$(4,133)

Net Change in Cash and Cash Equivalents	$115,739	$(43,420)
Cash and Cash Equivalents at Beginning of Period	102,046	96,650
Cash and Cash Equivalents at End of Period	$217,785	$53,230

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$12	$12
Interest paid	$859	$797
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
Basis of Presentation
The unaudited consolidated interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2023, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management believes the accompanying unaudited Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The unaudited Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
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

Deferred Policy Acquisition Costs ("DAC")

Certain costs associated with underwriting new business (primarily commissions, premium taxes and variable underwriting and policy issue expenses associated with successful acquisition efforts) are deferred. The following table is a summary of the components of DAC, including the related amortization recognized for the three-month period ended March 31, 2024.

Total
Recorded asset at beginning of period	$126,532
Underwriting costs deferred	74,368
Amortization of deferred policy acquisition costs	(65,690)
Recorded asset at March 31, 2024	$135,210

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

Interest payments under the long term debt are paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date. For the three-month period ended March 31, 2024, interest totaled $859 and is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. Payment of interest is subject to approval by the Iowa Insurance Division.

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

We reported a consolidated federal income tax expense of $2,782 for the three-month period ended March 31, 2024 compared to an income tax benefit of $695 during the same period of 2023. Our effective tax rate for 2024 and 2023 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at March 31, 2024 or December 31, 2023. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at March 31, 2024 or December 31, 2023.
For each of the three-month periods ended March 31, 2024 and 2023, we made payments for income taxes totaling $12. We did not receive a federal tax refund for the three-month periods ended March 31, 2024 and 2023.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year one bond recovery rates from 1983-2017. The allowance calculated as of March 31, 2024 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of March 31, 2024, the Company had a credit loss allowance for reinsurance receivables of $102.

Rollforward of credit loss allowance for reinsurance receivables:
As of
March 31, 2024
Beginning balance, January 1, 2024	$97
Current-period provision for expected credit losses	5
Ending balance of the allowance for reinsurance receivables, March 31, 2024	$102

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
Recently Issued Accounting Standards
There were no recently issued accounting standards impacting our financial statements.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of March 31, 2024 and December 31, 2023, is provided below:

March 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$101	$714	$—	$50,598
U.S. government agency	97,489	70	8,964	—	88,595
States, municipalities and political subdivisions
General obligations:
Midwest	48,181	114	307	—	47,988
Northeast	11,408	5	41	—	11,372
South	48,335	28	598	—	47,765
West	77,705	18	590	—	77,133
Special revenue:
Midwest	100,879	237	413	—	100,703
Northeast	52,580	51	638	—	51,993
South	164,309	167	2,638	—	161,838
West	100,720	78	1,066	—	99,732
Foreign bonds	13,269	—	1,093	—	12,176
Public utilities	140,276	307	10,767	—	129,816
Corporate bonds
Energy	41,901	79	2,220	—	39,760
Industrials	59,656	181	4,919	—	54,918
Consumer goods and services	89,135	—	8,225	—	80,910
Health care	32,746	7	4,637	—	28,116
Technology, media and telecommunications	82,329	111	6,715	—	75,725
Financial services	123,031	39	6,298	1	116,771
Mortgage-backed securities	55,865	—	2,668	—	53,197
Collateralized mortgage obligations
Government National Mortgage Association	158,150	268	13,739	—	144,679
Federal Home Loan Mortgage Corporation	82,653	—	13,771	—	68,882
Federal National Mortgage Association	48,444	65	4,989	—	43,520
Asset-backed securities	3,214	—	153	—	3,061
Total Available-for-Sale Fixed Maturities	$1,683,486	$1,926	$96,163	$1	$1,589,248

December 31, 2023
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$325	$675	$—	$50,861
U.S. government agency	102,540	255	8,302	—	94,493
States, municipalities and political subdivisions
General obligations:
Midwest	52,712	132	137	—	52,707
Northeast	11,422	1	43	—	11,380
South	54,560	47	400	—	54,207
West	77,874	23	471	—	77,426
Special revenue:
Midwest	101,037	302	358	—	100,981
Northeast	52,708	79	560	—	52,227
South	166,119	302	2,155	—	164,266
West	102,254	147	836	—	101,565
Foreign bonds	21,255	—	2,083	—	19,172
Public utilities	149,734	787	10,054	—	140,467
Corporate bonds
Energy	45,351	249	2,127	—	43,473
Industrials	74,760	727	4,939	—	70,548
Consumer goods and services	103,315	271	7,665	—	95,921
Health care	37,872	99	4,499	—	33,472
Technology, media and telecommunications	87,002	451	5,665	—	81,788
Financial services	152,329	743	7,380	1	145,691
Mortgage-backed securities	23,800	11	2,328	—	21,483
Collateralized mortgage obligations
Government National Mortgage Association	164,666	1,282	12,742	—	153,206
Federal Home Loan Mortgage Corporation	84,842	20	13,177	—	71,685
Federal National Mortgage Association	50,284	33	4,664	—	45,653
Asset-backed securities	3,394	524	87	—	3,831
Total Available-for-Sale Fixed Maturities	$1,771,041	$6,810	$91,347	$1	$1,686,503

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2024, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
March 31, 2024	Amortized Cost	Fair Value
Due in one year or less	$93,954	$93,317
Due after one year through five years	469,466	458,561
Due after five years through 10 years	471,780	442,802
Due after 10 years	299,960	281,229
Asset-backed securities	3,214	3,061
Mortgage-backed securities	55,865	53,197
Collateralized mortgage obligations	289,247	257,081
	$1,683,486	$1,589,248
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended March 31,
	2024	2023
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(2,662)	$(178)
Allowance for credit losses	—	(176)
Equity securities
Net gains (losses) recognized on equity securities sold during the period	1,362	500
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	(1,705)
Net gains (losses) recognized during the reporting period on equity securities	1,362	(1,205)
Mortgage loans allowance for credit losses	9	—
Other long-term investments	89	(186)
Real estate	—	—
Total net investment gains (losses)	$(1,202)	$(1,745)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended March 31,
	2024	2023
Proceeds from sales	$88,378	$9,868
Gross realized gains	1,365	11
Gross realized losses	4,027	189

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $27,164 at March 31, 2024.

Unrealized Gain and Loss
A summary of the changes in net unrealized investment gain (loss) during the reporting period is as follows:

	Three Months Ended March 31,
	2024	2023
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities	$(8,532)	$18,544
Income tax effect	1,792	(3,894)
Total change in net unrealized investment gain (loss), net of tax	$(6,740)	$14,650
Credit Risk
An allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at March 31, 2024.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
March 31, 2024
Beginning balance, January 1, 2024	$1
Additions to the allowance for credit losses for which credit losses were not previously recorded	—
Reductions for securities sold during the period (realized)	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Ending balance, March 31, 2024	$1

Fixed Maturities Unrealized Loss
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at March 31, 2024 and December 31, 2023. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

March 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	4	$28,933	$132	6	$12,726	$582	$41,659	$714
U.S. government agency	3	8,940	56	23	70,702	8,908	79,642	8,964
States, municipalities and political subdivisions
General obligations
Midwest	11	16,175	79	6	16,922	228	33,097	307
Northeast	6	3,624	7	1	3,463	34	7,087	41
South	10	19,982	177	11	20,677	421	40,659	598
West	17	38,938	177	10	25,487	413	64,425	590
Special revenue
Midwest	11	18,084	146	15	29,692	267	47,776	413
Northeast	5	15,071	70	10	27,206	568	42,277	638
South	22	48,147	334	37	76,664	2,304	124,811	2,638
West	24	36,615	294	20	46,373	772	82,988	1,066
Foreign bonds	—	—	—	6	12,176	1,093	12,176	1,093
Public utilities	4	10,305	169	48	108,152	10,598	118,457	10,767
Corporate bonds
Energy	—	—	—	13	31,746	2,220	31,746	2,220
Industrials	2	4,143	74	19	40,544	4,845	44,687	4,919
Consumer goods and services	5	17,465	323	26	63,446	7,902	80,911	8,225
Health care	1	2,932	69	10	23,174	4,568	26,106	4,637
Technology, media and telecommunications	3	9,794	216	26	59,197	6,499	68,991	6,715
Financial services	4	12,261	308	39	97,549	5,990	109,810	6,298
Mortgage-backed securities	4	35,406	138	50	17,792	2,530	53,198	2,668
Collateralized mortgage obligations
Government National Mortgage Association	10	35,428	140	41	72,010	13,599	107,438	13,739
Federal Home Loan Mortgage Corporation	2	5,152	6	31	63,729	13,765	68,881	13,771
Federal National Mortgage Association	4	8,201	78	20	29,629	4,911	37,830	4,989
Asset-backed securities	1	276	71	1	2,785	82	3,061	153
Total Available-for-Sale Fixed Maturities	153	$375,872	$3,064	469	$951,841	$93,099	$1,327,713	$96,163

The unrealized losses on our investments in available-for-sale fixed maturities were the result of interest rate movements. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature. In determining whether an allowance for credit losses is necessary, the expected credit loss allowance model procedurally narrows down assets, including based on risk criteria, and then targets those assets which have met specific quantitative thresholds of price decrease and operating adjusted increase in spread. Assets meeting those thresholds are processed through models, such as present value of cash flows, to determine any necessary credit allowance adjustment.

December 31, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$4,138	$46	6	$12,717	$629	$16,855	$675
U.S. government agency	3	10,986	14	23	71,375	8,288	82,361	8,302
States, municipalities and political subdivisions
General obligations
Midwest	11	19,534	61	3	10,737	76	30,271	137
Northeast	3	5,371	8	1	3,469	35	8,840	43
South	12	21,753	91	9	16,610	309	38,363	400
West	17	38,204	140	7	20,064	331	58,268	471
Special revenue
Midwest	17	29,535	113	11	23,375	245	52,910	358
Northeast	6	15,131	67	8	24,271	493	39,402	560
South	21	45,639	232	32	66,925	1,923	112,564	2,155
West	20	32,789	248	16	38,495	588	71,284	836
Foreign bonds	—	—	—	9	19,172	2,083	19,172	2,083
Public utilities	4	7,151	74	48	111,793	9,980	118,944	10,054
Corporate bonds
Energy	—	—	—	15	34,331	2,127	34,331	2,127
Industrials	1	1,210	19	21	47,462	4,920	48,672	4,939
Consumer goods and services	4	14,724	98	28	68,837	7,567	83,561	7,665
Health care	1	3,000	2	11	26,544	4,497	29,544	4,499
Technology, media and telecommunications	1	3,969	35	27	62,988	5,630	66,957	5,665
Financial services	5	14,327	223	44	112,517	7,158	126,844	7,381
Mortgage-backed securities	3	2,783	33	48	15,758	2,295	18,541	2,328
Collateralized mortgage obligations
Government National Mortgage Association	2	7,055	27	40	72,565	12,715	79,620	12,742
Federal Home Loan Mortgage Corporation	2	2,589	22	31	66,361	13,155	68,950	13,177
Federal National Mortgage Association	2	5,454	55	20	31,460	4,609	36,914	4,664
Asset-backed securities	—	—	—	1	2,962	87	2,962	87
Total Available-for-Sale Fixed Maturities	137	$285,342	$1,608	459	$960,788	$89,740	$1,246,130	$91,348

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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of March 31, 2024, the cash surrender value of the COLI policies was $12,482 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flow analysis.

A summary of the carrying value and estimated fair value of our financial instruments at March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,589,248	$1,589,248	$1,686,503	$1,686,502
Equity securities	—	—	55,019	55,019
Mortgage loans	38,999	41,380	42,632	45,366
Other long-term investments	99,020	99,020	99,507	99,507
Short-term investments	100	100	100	100
Cash and cash equivalents	217,785	217,785	102,046	102,046
Corporate-owned life insurance	12,482	12,482	11,913	11,913
Liabilities
Long Term Debt	38,370	50,000	38,413	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at March 31, 2024 and December 31, 2023:

March 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,598	$—	$50,598	$—
U.S. government agency	88,595	—	88,595	—
States, municipalities and political subdivisions
General obligations
Midwest	47,988	—	47,988	—
Northeast	11,372	—	11,372	—
South	47,765	—	47,765	—
West	77,133	—	77,133	—
Special revenue
Midwest	100,703	—	100,703	—
Northeast	51,993	—	51,993	—
South	161,838	—	161,838	—
West	99,732	—	99,732	—
Foreign bonds	12,176	—	12,176	—
Public utilities	129,816	—	129,816	—
Corporate bonds
Energy	39,760	—	39,760	—
Industrials	54,918	—	54,918	—
Consumer goods and services	80,910	—	80,910	—
Health care	28,116	—	28,116	—
Technology, media and telecommunications	75,725	—	75,725	—
Financial services	116,771	—	116,771	—
Mortgage-backed securities	53,197	—	53,197	—
Collateralized mortgage obligations
Government National Mortgage Association	144,679	—	144,679	—
Federal Home Loan Mortgage Corporation	68,882	—	68,882	—
Federal National Mortgage Association	43,520	—	43,520	—
Asset-backed securities	3,061	—	2,785	276
Total Available-for-Sale Fixed Maturities	$1,589,248	$—	$1,588,972	$276
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$38,096	$38,096	$—	$—
Corporate-Owned Life Insurance	$12,482	$—	$12,482	$—
Total Assets Measured at Fair Value	$1,639,926	$38,196	$1,601,454	$276

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at March 31, 2024 are summarized below:

Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$179,689	$99,947	$79,742	$—	$—
Other Long Term Investments	$99,020	$—	$1,277	$—	$97,743
Mortgage Loans	$38,999	$—	$—	$38,999	$—
Total Financial assets not accounted for at fair value	$317,708	$99,947	$81,019	$38,999	$97,743

Long Term Debt	$38,370	$—	$38,370	$—	$—
Total Financial liabilities not accounted for at fair value	$38,370	$—	$38,370	$—	$—

December 31, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,861	$—	$50,861	$—
U.S. government agency	94,493	—	94,493	—
States, municipalities and political subdivisions
General obligations
Midwest	52,707	—	52,707	—
Northeast	11,380	—	11,380	—
South	54,207	—	54,207	—
West	77,426	—	77,426	—
Special revenue
Midwest	100,981	—	100,981	—
Northeast	52,227	—	52,227	—
South	164,266	—	164,266	—
West	101,565	—	101,565	—
Foreign bonds	19,172	—	19,172	—
Public utilities	140,467	—	140,467	—
Corporate bonds
Energy	43,473	—	43,473	—
Industrials	70,548	—	70,548	—
Consumer goods and services	95,921	—	95,921	—
Health care	33,472	—	33,472	—
Technology, media and telecommunications	81,788	—	81,788	—
Financial services	145,691	—	140,799	4,892
Mortgage-backed securities	21,483	—	21,483	—

Collateralized mortgage obligations
Government National Mortgage Association	153,206	—	153,206	—
Federal Home Loan Mortgage Corporation	71,685	—	66,862	4,823
Federal National Mortgage Association	45,653	—	45,653	—
Asset-backed securities	3,831	—	2,962	869
Total Available-for-Sale Fixed Maturities	$1,686,503	$—	$1,675,919	$10,584
EQUITY SECURITIES
Common stocks
Public utilities	$3,993	$3,993	$—	$—
Energy	9,477	9,477	—	—
Industrials	14,164	14,164	—	—
Consumer goods and services	11,385	11,385	—	—
Health care	2,060	2,060	—	—
Technology, media and telecommunications	6,405	6,405	—	—
Financial services	7,535	7,535	—	—
Total Equity Securities	$55,019	$55,019	$—	$—
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$20,333	$20,333	$—	$—
Corporate-Owned Life Insurance	$11,913	$—	$11,913	$—
Total Assets Measured at Fair Value	$1,773,868	$75,452	$1,687,832	$10,584

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at December 31, 2023 are summarized below:

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
At least annually, we review the methodologies and assumptions used by our valuation service providers and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. We validate the prices obtained from independent pricing services and brokers prior to their use for reporting purposes by evaluating their reasonableness on a monthly basis. In addition, on a quarterly basis, we also test all securities in the portfolio and independently corroborate the valuations obtained from our third-party valuation service providers. Quarterly, we also perform deep dive analyses of the pricing method used by our third-party valuation service provider by selecting a random sample of securities by asset class and reviewing methodologies. In our opinion, the pricing obtained at March 31, 2024 and December 31, 2023 was reasonable.
For the three-month period ended March 31, 2024, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals and the change in unrealized gains.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers' valuation processes. A change in significant unobservable inputs may result in a significantly higher or lower fair value measurement as of the reporting date.
The following table provides quantitative information about our Level 3 securities at March 31, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	March 31, 2024
Fixed Maturities asset-backed securities	276	Book Value	Probability of default	0% - 100%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended March 31, 2024:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2024	$4,892	$5,692	$10,584
Realized gains (losses)	—	—	—
Net unrealized gains (losses)(1)	—	(593)	(593)
Amortization	—	—	—
Purchases	—	—	—
Disposals	—	—	—
Transfers in	—	—	—
Transfers out	(4,892)	(4,823)	(9,715)
Ending Balance - March 31, 2024	$—	$276	$276
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income in the line item "Change in net unrealized gain (loss) on investments."
During the three-month period ended March 31, 2024, there were two securities transferred out of Level 3 due to the use of observable inputs in pricing the securities.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2024 and December 31, 2023:

Commercial Mortgage Loans
	March 31, 2024	December 31, 2023
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,814	$36,762
65%-75%	8,612	8,659
Total amortized cost	$41,426	$45,421
Allowance for mortgage loan losses	(46)	(55)
Mortgage loans, net	$41,380	$45,366

Mortgage Loans by Region
	March 31, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.8%	$3,245	7.1%
Southern Atlantic	17,168	41.4	17,217	37.9
East South Central	7,460	18.0	7,526	16.6
New England	6,588	16.0	6,588	14.5
Middle Atlantic	2,114	5.1	5,979	13.2
Mountain	1,992	4.8	1,992	4.4
West North Central	2,859	6.9	2,874	6.3
Total mortgage loans at amortized cost	$41,426	100.0%	$45,421	100.0%

Mortgage Loans by Property Type
	March 31, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,478	20.5%	$8,507	18.7%
Office	10,867	26.2	10,950	24.1
Industrial	9,967	24.1	9,985	22.0
Retail	10,000	24.1	10,000	22.0
Mixed use/Other	2,114	5.1	5,979	13.2
Total mortgage loans at amortized cost	$41,426	100.0%	$45,421	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,135	$99	5,234	$7,834	$13,536	$34,838
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,135	$99	$5,234	$7,834	$20,124	$41,426
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $159. As of March 31, 2024, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio to provide sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of March 31, 2024, the Company had an allowance for mortgage loan losses of $46, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
March 31, 2024
Beginning balance, January 1, 2024	$55
Recoveries of amounts previously written off, if any	$(9)
Ending balance of the allowance for mortgage loan losses, March 31, 2024	$46

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

Our IBNR methodologies and assumptions are reviewed periodically for reasonability.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2024 and December 31, 2023 (net of reinsurance amounts):

	March 31, 2024	December 31, 2023
Gross liability for losses and loss settlement expenses at beginning of year	$1,638,755	$1,497,274
Ceded losses and loss settlement expenses	(191,640)	(146,875)
Net liability for losses and loss settlement expenses at beginning of year	$1,447,115	$1,350,399
Losses and loss settlement expenses incurred for claims occurring during
Current year	$177,197	$701,664
Prior years	2,449	67,750
Total incurred	$179,646	$769,414
Losses and loss settlement expense payments for claims occurring during
Current year	$18,625	$191,899
Prior years	123,225	480,800
Total paid	$141,850	$672,699
Net liability for losses and loss settlement expenses at end of period	$1,484,911	$1,447,115
Ceded losses and loss settlement expenses	205,974	191,640
Gross liability for losses and loss settlement expenses at end of period	$1,690,885	$1,638,755

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

Reserve Development
The unfavorable reserve development in the three-month period ended March 31, 2024 is attributable to development on assumed catastrophe related exposures.

During 2023, the Company made additional refinements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial auto line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were partially offset by favorable development in workers' compensation and fire and allied lines.

NOTE 5. EMPLOYEE BENEFITS

In September 2023, we announced to employees that we would be changing our paid time off ("PTO") policy to a discretionary time off policy as of the end of 2023. As a result, the company will no longer maintain an accrued liability on the balance sheet for PTO.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

	Pension Plan
Three Months Ended March 31,	2024	2023

Net periodic benefit cost
Service cost	$822	$954
Interest cost	2,478	2,526
Expected return on plan assets	(3,635)	(3,756)
Amortization of prior service credit	(724)	(820)
Amortization of net loss	—	52
Net periodic benefit cost	$(1,059)	$(1,044)

A portion of the service cost component of net periodic pension benefit costs is capitalized and amortized as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" in the Consolidated Statements of Income and Comprehensive Income. The portion not related to the compensation and other components of net periodic pension benefit costs is included in the income statement line titled "other underwriting expenses."
Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we are not required to make a contribution to the pension plan for 2024.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

The United Fire Group, Inc. 2008 Stock Plan (the "2008 Stock Plan") authorized the issuance of restricted and unrestricted stock awards, restricted stock units, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 1,900,000 shares of UFG common stock to employees. In May 2014, the Registrant's shareholders approved an additional 1,500,000 shares of UFG common stock issuable pursuant to the 2008 Stock Plan, among other amendments, and renamed such plan as the United Fire Group, Inc. Stock Plan. In May 2021, the Registrant's shareholders approved an additional 650,000 shares of UFG common stock issuable pursuant to the Stock Plan, and among other amendments, renamed such plan as the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). At March 31, 2024, there were 900,292 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG. The Board of Directors, in its discretion, has also delegated authority to management to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain individuals.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2024	From Inception to March 31, 2024
Beginning balance	1,150,834	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(321,547)	(4,295,404)
Number of awards forfeited or expired	71,005	1,145,696
Ending balance	900,292	900,292
Number of option awards exercised	—	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	23,314	323,750

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. On May 20, 2020, the Company's shareholders approved amendments to the Director Stock Plan, previously approved by the Company's Board of Directors, to (i) increase the number of shares available for future awards under the Director Stock Plan from 300,000 to 450,000, (ii) extend the expiration date of the Director Stock Plan from December 31, 2020 to December 31, 2029, (iii) allow for the grant of awards of restricted stock units, and (iv) rename the Director Stock Plan as the "United Fire Group, Inc. Non-Employee Director Stock Plan." At March 31, 2024, the Company had 103,600 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three Months Ended March 31, 2024	From Inception to March 31, 2024
Beginning balance	103,600	300,000
Additional authorization	—	150,000
Number of awards granted	—	(386,618)
Number of awards forfeited or expired	—	40,218
Ending balance	103,600	103,600
Number of option awards exercised	—	152,336
Number of restricted stock awards vested	—	137,956

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2024 and 2023, we recognized stock-based compensation expense of $1,156 and $1,076, respectively.

As of March 31, 2024, we had $10,840 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2024 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2024	$3,917
2025	3,921
2026	2,402
2027	600
2028	—
Total	$10,840
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
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In Thousands, Except Share Data)	2024		2023
	Basic	Diluted	Basic	Diluted
Net income (loss)	$13,502	$13,502	$694	$694
Weighted-average common shares outstanding	25,274,941	25,274,941	25,220,437	25,220,437
Add dilutive effect of restricted stock unit awards	—	559,362	—	279,678
Add dilutive effect of stock options	—	191	—	—
Weighted-average common shares outstanding	25,274,941	25,834,494	25,220,437	25,500,115
Earnings (loss) per common share	$0.53	$0.52	$0.03	$0.03
Awards excluded from diluted earnings per share calculation(1)	—	751,040	—	737,629
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

Interest payments under the long term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the three-month period ended March 31, 2024, interest expense totaled $859. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

Credit Facilities
In December 2023, UF&C became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). As part of the FHLB Des Moines application process and in connection with its membership in FHLB Des Moines, UF&C entered into FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). The Advances Agreement governs the terms and conditions under which UF&C may borrow and FHLB Des Moines may make loans or advances from time to time. The Advances Agreement requires UF&C to pledge certain collateral, including the capital stock in FHLB Des Moines owned by UF&C and such other assets (including mortgage-related securities, loans, and stock in the Company) as agreed by UF&C and FHLB Des Moines in connection with any such loans or advances.

Membership in FHLB Des Moines provides the Company with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, the Company has an aggregate borrowing capacity of up to 20.0 percent of total assets. As of March 31, 2024, the Company has FHLB Des Moines borrowing capacity up to $425.6 million if an immediate liquidity need would arise. The Company had no outstanding balance as of March 31, 2024 and 2023 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2024:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of January 1, 2024	(66,967)	16,010	$—	$(50,957)
Change in accumulated other comprehensive income (loss) before reclassifications	(8,766)	(572)	(23)	(9,361)
Reclassification adjustments from accumulated other comprehensive income (loss)	2,026	—	—	2,026
Balance as of March 31, 2024	$(73,707)	$15,438	$(23)	$(58,292)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of March 31, 2024, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
The Company has six lease agreements under which the Company serves as the lessor. The properties are used for office space and parking. The terms of the leases vary depending on the property and range from two years to nine years, which may include options for renewal or to extend lease terms. The Company has elected to categorize these leases into four categories based on length of lease terms and applies an incremental borrowing rate.
The components of our operating leases were as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Components of lease expense:
Operating lease expense	$2,400	$2,188
Less lessor income	145	133
Less sublease income	133	34
Net lease expense	2,122	2,021
Cash flows information related to leases:
Operating cash outflow from operating leases	2,103	2,052

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no changes in our critical accounting policies from December 31, 2023.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. Our Consolidated Financial Statements are prepared in accordance with GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

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

Products and Lines of Business

Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance, with the last exposures related to this business expected to lapse by 2025. As of March 31, 2024, minimal exposure from the direct personal lines of business remains.

Our core commercial products support a wide variety of customers including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 1,000 independent property and casualty agencies. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis. Additionally, the Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The Company assumes premium in Lloyd's of London syndicates through a Funds at Lloyd's subsidiary. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance. We also partner with Management General Agents ("MGAs") to offer delegated underwriting programs providing niche products including marine specialty, professional liability and earthquake coverages.
We review and report our results using lines of business. The following table shows the principal types of property and casualty insurance policies we write and issue, and which lines of business they are reported in:

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
(1) Treaty Reinsurance is split between proportional reinsurance (P) and non-proportional reinsurance (NP).

Commercial other liability - primarily business insurance covering bodily injury and property damage including construction defect, excess and surplus lines excess casualty, and standard umbrella. Proportional assumed reinsurance on these lines and professional liability coverage managed by an MGA partner.
Commercial fire and allied lines - primarily multi-peril non-liability property coverage and inland marine. Proportional assumed reinsurance on these lines and earthquake coverage managed by an MGA partner.
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
Fidelity and surety - contract and commercial surety bond coverage which guarantees performance and payment by our bonded principals, protects owners from failure to perform on the part of our principals, and protects material suppliers and subcontractors from nonpayment by our contractors. Proportional reinsurance on these lines is also included.
Commercial other - commercial theft coverage, boiler and machinery and ocean marine business managed by an MGA partner.
Personal fire and allied lines - proportional assumed reinsurance for homeowners multi-peril coverage.
Reinsurance assumed - primarily non-proportional assumed reinsurance and Funds at Lloyd's property and casualty syndicates.

Lloyd's Syndicates
As of January 1, 2021, the Company became a member of Lloyd's of London ("Lloyd's") through McIntyre Cedar Corporate Member LLP. As a member of Lloyd's, the Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support underwriting of property and casualty and reinsurance business by Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699, Syndicate 5623 and Syndicate 2358.

Pooling Arrangement

All of our property and casualty insurance subsidiaries are members of an intercompany reinsurance pooling arrangement. The Company's pooling arrangement permits the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level.

Geographic Concentration

For the three-month period ended March 31, 2024, approximately 48.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Louisiana and New Jersey.

FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,
(In Thousands, Except Ratios)	2024	2023	%
Revenues
Net premiums earned	$280,859	$256,127	9.7%
Investment income, net of investment expenses	16,342	12,722	28.5
Net investment gains (losses)	(1,202)	(1,745)	31.1
Other income (loss)	—	—	NM
Total revenues	$295,999	$267,104	10.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$179,646	$174,597	2.9%
Amortization of deferred policy acquisition costs	65,690	59,835	9.8
Other underwriting expenses	32,465	30,303	7.1
Interest expense	859	797	7.8
Other non-underwriting expenses	1,055	1,573	(32.9)
Total benefits, losses and expenses	$279,715	$267,105	4.7%

Income (loss) before income taxes	$16,284	$(1)	NM
Federal income tax expense (benefit)	2,782	(695)	NM
Net income (loss)	$13,502	$694	NM

GAAP Ratios:
Net loss ratio(1)	64.0%	68.2%	(6.2)%
Expense ratio(2)	34.9	35.2	(0.9)
Combined ratio(3)	98.9%	103.4%	(4.4)%

Additional Loss Ratios:
Net loss ratio(1)	64.0%	68.2%	(6.2)%
Catastrophes - effect on net loss ratio(4)	4.6	4.6	—
Reserve development - effect on net loss ratio(4)	—	0.1	(100.0)
Underlying loss ratio(4) (Non-GAAP)	59.4%	63.5%	(6.5)%
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

RESULTS OF OPERATIONS

For the three-month period ended March 31, 2024, net income was $13.5 million compared to net income of $0.7 million for the same period of 2023. The change was primarily due to higher underwriting income and higher investment income.

Net premiums earned increased 9.7 percent during the three-month period ended March 31, 2024, compared to the same period of 2023 due to growth in net premiums written in both prior and current quarters. For the three-month period ended March 31, 2024, the overall average increase in renewal premiums was 10.9 percent, with 1.7 percent from exposure increases and 9.0 percent from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 12.2 percent, with 1.7 percent from exposures changes and 10.4 percent from rate increases.

Net investment income was $16.3 million for the first quarter of 2024, an increase of $3.6 million compared to the first quarter of 2023. Income from our fixed income portfolio increased by $1.9 million as we invested at higher interest rates. In addition, income from cash and cash equivalents increased by $2.0 million which was a result of higher investment yields due to higher interest rates. The loss on other long-term investments improved by $0.8 million as the valuation of our investments in limited liability partnerships varies from period to period. Dividends on equity securities decreased by $0.9 million from the same period in 2023 due to a strategic reallocation of equity securities to fixed income assets over the past three quarters.

The Company recognized net investment losses of $1.2 million during the first quarter of 2024, compared to net investment losses of $1.7 million for the same period in 2023. The change in the three-month period ended March 31, 2024 as compared to the same period in 2023 was primarily due to the change in the fair value of our investments in equity securities.

Losses and loss settlement expenses increased by 2.9 percent during the three-month period ended March 31, 2024, compared to the same period of 2023. The increase during the three-month period was driven by the increase in exposure due to growth.

The GAAP combined ratio improved by 4.5 percentage points to 98.9 percent for the first quarter of 2024, compared to 103.4 percent for the same period in 2023. The improvement was driven by a lower underlying loss ratio, which improved 4.1 percentage points. Prior period reserves excluding catastrophe loss ratio and the catastrophe loss ratio were both flat from the same period in 2023. The underwriting expense ratio improved by 0.3 percentage points. Each of these are explained in more detail below.

The net loss ratio decreased 4.2 percentage points to 64.0 percent for the first quarter of 2024, compared to 68.2 percent in the same period in 2023. The decrease was driven by lower underlying loss ratio. This is a result of a combination of underwriting actions, an increase in premium rates upon renewal, and declining frequency of losses. Prior period reserve strengthening was 0.0 percent this quarter compared to 0.1 percent in the first quarter of 2023. The underlying loss ratio decreased 4.1 percentage points to 59.4 percent for the first quarter of 2024, compared to 63.5 percent in the same period in 2023, reflecting improvement in our core commercial lines from a combination of underwriting actions, increased pricing, and lower claim count trends.

Pre-tax catastrophe losses added 4.6 percentage points to the GAAP combined ratio in each of the three-month periods ended March 31, 2024 and 2023, slightly below our five-year historical average.

The underwriting expense ratio for the first quarter of 2024 was 34.9 percent compared to 35.2 percent for the first quarter of 2023, a decrease of 0.3 percentage points, due to growth and our ongoing actions to sustainably reduce expenses relative to earned premium.

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

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At March 31, 2024, our total reserves were within a reasonable range of our actuarial estimates.

2024 Development

The property and casualty insurance business experienced $2.4 million of reserve strengthening in net reserves for prior accident years for the three-month period ended March 31, 2024, which is attributable to development on assumed catastrophe related reserves.

2023 Development

The property and casualty insurance business experienced $4.1 million of unfavorable development in our net reserves for prior accident years for the three-month period ended March 31, 2023. This was driven by development on catastrophe losses. Fire and allied lines experienced unfavorable development on wind and hail catastrophes primarily from 2022 storms, as well as unfavorable development in assumed reinsurance. Non-catastrophe reserve development was flat with unfavorable development in commercial other liability and workers' compensation offset by favorable development in fire and allied lines and commercial automobile.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended March 31,	2024			2023
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$80,397	$62,022	77.1%	$78,405	$52,844	67.4%
Fire and allied lines(2)	62,410	35,620	57.1	56,466	45,881	81.3
Automobile	56,509	42,938	76.0	48,972	36,781	75.1
Workers' compensation	12,427	6,218	50.0	13,245	8,051	60.8
Surety(3)	14,904	3,558	23.9	11,946	1,221	10.2
Miscellaneous	1,567	842	53.7	265	137	51.7
Total commercial lines	$228,214	$151,198	66.3%	$209,299	$144,915	69.2%

Personal lines
Fire and allied lines(4)	$4,895	$3,734	76.3%	$1,952	$2,186	112.0
Automobile	—	(9)	NM	—	(254)	NM
Miscellaneous	3	(38)	NM	7	(46)	NM
Total personal lines	$4,898	$3,687	75.3%	$1,959	$1,886	96.3%
Assumed reinsurance	$47,747	$24,761	51.9%	$44,869	$27,796	61.9%
Total	$280,859	$179,646	64.0%	$256,127	$174,597	68.2%
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
NM = Not meaningful

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio deteriorated 9.7 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, driven by an increase in the underlying loss ratio and prior year reserve strengthening. The prior year strengthening is related to the continued uncertainty of increasing severity of losses and social inflation impacts most notably in construction defect. There is some offsetting benefit from ceded recoveries in umbrella lines. The current underlying loss ratio is consistent with results for the full year of 2023.

•Commercial fire and allied lines - The net loss ratio improved 24.2 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, driven most notably by an improvement in the underlying loss ratio. Lower severity of losses coupled with increased pricing in excess of loss trend are drivers of this improvement.

•Commercial automobile - The net loss ratio deteriorated 0.9 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, primarily driven by an increase in catastrophe losses offset by modest improvement in the underlying loss ratio driven by increased pricing and continued improvement in claim count trends.

•Workers' compensation - The net loss ratio improved 10.8 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, driven by favorable prior year development as frequency of losses continues to improve. Quarterly results can be volatile due to smaller volume, and the results reflected in the underlying loss ratio are reflective of an appropriate long-term view of performance.

•Surety - The net loss ratio deteriorated 13.7 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, which is reflective of the pressure experienced in this business in the last half of 2023. The surety market has experienced pressure from construction industry factors, such as increased material costs and limited contractor availability. Due to the nature of this business, quarterly results can be volatile over an otherwise very profitable longer time horizon.

•Assumed reinsurance - The net loss ratio improved 10.0 percentage points in the three-month period ended March 31, 2024, as compared to the same period in 2023, driven by improvements in the underlying loss ratio offset in part by prior year reserve development impact which was less favorable as compared to the same period in 2023.

Financial Condition

Stockholders' equity increased to $736.8 million at March 31, 2024, from $733.7 million at December 31, 2023. The Company's book value per share was $29.13, which is an increase of $0.09 per share, or 0.3 percent, from December 31, 2023. The increase is primarily attributable to net income of $13.5 million, partially offset with net unrealized loss after tax of $6.7 million on fixed maturity securities, and shareholder dividends of $4.0 million during the first three months of 2024.

Investment Portfolio

Our invested assets totaled $1.7 billion at March 31, 2024, compared to $1.9 billion at December 31, 2023, a decrease of $156.7 million. The decrease in our investment portfolio at March 31, 2024 was largely offset by an increase in cash and cash equivalents. During the first quarter of 2024, we liquidated the remainder of our equity securities portfolio to complete the strategic reallocation of equity securities to fixed income assets. At March 31, 2024, fixed maturity securities made up 91.9 percent of the value of our investment portfolio. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. During the first quarter of 2024, the Company announced and entered into an investment management agreement with New England Asset Management ("NEAM") effective as of February 1, 2024, pursuant to which NEAM will provide investment management services.

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
The composition of our investment portfolio at March 31, 2024 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)	Carrying Value	of Total
Fixed maturities(1)
Available-for-sale	$1,589,248	91.9%
Mortgage loans	41,380	2.4
Other long-term investments	99,020	5.7
Short-term investments	100	—
Total	$1,729,748	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.

As of March 31, 2024 and December 31, 2023, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at March 31, 2024 and December 31, 2023. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	March 31, 2024		December 31, 2023
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$644,832	40.7%	$635,023	37.7%
AA	444,033	27.9	456,310	27.1
A	232,419	14.6	255,490	15.1
Baa/BBB	260,860	16.4	312,246	18.5
Other/Not Rated	7,104	0.4	27,433	1.6
	$1,589,248	100.0%	$1,686,502	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three-month period ended March 31, 2024, compared with the same period of 2023 primarily due to the higher yields in the fixed income portfolio, reinvestment in the fixed income portfolio, higher income on cash and cash equivalents, and an increase in the fair value of our investments in limited liability partnerships.

Investment Results
(unaudited)	Three Months Ended March 31,
(In Thousands)	2024	2023	Change %
Investment income:
Interest on fixed maturities	$15,160	$13,297	14.0%
Dividends on equity securities	341	1,243	(72.6)%
Income on other long-term investments	(242)	(1,080)	77.6%
Other	3,898	1,860	109.6%
Total investment income	$19,157	$15,320	25.0%
Less investment expenses	2,815	2,598	8.4%
Net investment income	$16,342	$12,722	28.5%

Average yields:
Fixed income securities:
Pre-tax(1)	3.57%	3.26%	0.31%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three-month period ended March 31, 2024, the change in total value of our investments in limited liability partnerships resulted in investment loss of $0.2 million as compared to investment losses of $1.1 million in the same period of 2023.
We had net investment losses of $1.2 million during the three-month period ended March 31, 2024, as compared to net investment losses of $1.7 million in the same period of 2023. The change in the three-month period ended March 31, 2024 as compared to the same period in 2023 was primarily due to losses in our investments in fixed maturities, partially offset by gains in our investments in equity securities.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at March 31, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2024 and 2023:

Cash Flow Summary	Three Months Ended March 31,
(In Thousands)	2024	2023
Cash provided by (used in)
Operating activities	$36,161	$(6,786)
Investing activities	83,880	(32,501)
Financing activities	(4,302)	(4,133)
Net change in cash and cash equivalents	$115,739	$(43,420)
Our cash flows were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2024 and 2023 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next 12 months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had inflows of $36.2 million and outflows of $6.8 million for the three-month periods ended March 31, 2024 and 2023, respectively. In the three-month period ended March 31, 2024, the net operating cash inflows were driven by premium and investment inflows offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities and equity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. Equity securities provide dividend income, potential dividend income growth and potential appreciation. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $569.9 million, or 35.9 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At March 31, 2024, our cash and cash equivalents included $38.1 million related to these money market accounts, compared to $20.3 million at December 31, 2023.
Net cash flows provided by investing activities were $83.9 million for the three-month period ended March 31, 2024, compared to net cash flows used in investing activities of $32.5 million for the three-month period ended March 31, 2023. For the three-month periods ended March 31, 2024 and 2023, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $127.8 million and $31.3 million, respectively. Our cash outflows for investment purchases were $41.4 million for the three-month period ended March 31, 2024, compared to $61.2 million for the same period of 2023.
Financing Activities
Net cash flows used in financing activities were $4.3 million for the three-month period ended March 31, 2024, an increase of $0.2 million compared to $4.1 million used in the three-month period ended March 31, 2023.
Credit Facilities

On December 22, 2023, UF&C became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of March 31, 2024, there were no advances outstanding under the FHLB Des Moines agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $4.0 million in each of the three-month periods ended March 31, 2024 and 2023. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2024, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $45.3 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Funding Commitments

Pursuant to an agreement with our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $27.2 million at March 31, 2024. These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $97.7 million, or 5.7 percent of our total invested assets, as of March 31, 2024.

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
Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The underlying combined ratio represents the GAAP combined ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of prior period impacts and catastrophes. Management believes separate discussions on catastrophe losses and prior period reserve development are important to understanding how the Company is managing catastrophe risk and in identifying developments in longer-tailed business.

Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes development on catastrophe losses.

Catastrophe losses is an operational measure which utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. The following table shows the breakdown of ISO and non-ISO catastrophes for the three-month periods ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(In Thousands)	2024	2023
ISO catastrophes	$11,717	$12,562
Non-ISO catastrophes(1)	1,086	(898)
Total catastrophes	$12,803	$11,664
(1) This number includes international assumed losses.

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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At March 31, 2024, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2024 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,719,326 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the first quarter of 2024, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of

UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
3.1	Amended and Restated Bylaws of United Fire Group, Inc. effective as of February 23, 2024.		X
10.1	Investment Management Agreement, dated January 31, 2024 by and between United Fire Group, Inc. and New England Asset Management.		X
10.2	Transition & Separation Agreement and Addendum, dated March 18, 2024, by and between United Fire & Casualty Company and Robert Cataldo.		X
31.1	Certification of Kevin J. Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin J. Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three-months ended March 31, 2024 and 2023; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the three-months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (unaudited) for the three-months ended March 31, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

May 8, 2024	May 8, 2024
(Date)	(Date)