Form 10-Q
period 2024-06-30
UNITED FIRE GROUP INC
filed 2024-08-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

As of August 1, 2024, 25,336,103 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2024

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In Thousands, Except Share Data)	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,895,582 in 2024 and $1,771,041 in 2023)	$1,796,133	$1,686,502
Equity securities at fair value (cost $0 in 2024 and $29,238 in 2023)	—	55,019
Mortgage loans	41,283	45,421
Less: allowance for mortgage loan losses	45	55
Mortgage loans, net	41,238	45,366
Other long-term investments	98,405	99,507
Short-term investments	100	100
Total investments	1,935,876	1,886,494
Cash and cash equivalents	153,430	102,046
Accrued investment income	16,543	15,934
Premiums receivable (net of allowance for doubtful accounts of $1,752 in 2024 and $1,794 in 2023)	584,521	464,791
Deferred policy acquisition costs	144,044	126,532
Property and equipment at cost (less accumulated depreciation of $72,697 in 2024 and $68,242 in 2023)	134,622	134,247
Reinsurance receivables (net of allowance for credit losses of $102 in 2024 and $97 in 2023)	243,988	223,269
Prepaid reinsurance premiums	32,899	27,682
Intangible assets	4,261	4,615
Deferred tax asset	26,585	13,621
Income taxes receivable	19,600	21,463
Other assets	112,328	123,496
TOTAL ASSETS	$3,408,697	$3,144,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Losses and loss settlement expenses	$1,755,739	$1,638,755
Unearned premiums	633,648	549,384
Accrued expenses and other liabilities	175,750	172,306
Long term debt	116,965	50,000
TOTAL LIABILITIES	$2,682,102	$2,410,445
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,336,103 and 25,269,842 shares issued and outstanding in 2024 and 2023, respectively	$25	$25
Additional paid-in capital	212,327	209,986
Retained earnings	577,359	574,691
Accumulated other comprehensive income (loss), net of tax	(63,116)	(50,957)
TOTAL STOCKHOLDERS' EQUITY	$726,595	$733,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,408,697	$3,144,190
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Share Data)	2024	2023	2024	2023
Revenues
Net premiums earned	$287,569	$254,638	$568,428	$510,765
Net investment income	18,029	11,327	34,371	24,049
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(1,229) and $(3,793) in 2024 and $(152) and $(692) in 2023; previously included in accumulated other comprehensive income (loss))	(1,229)	1,124	(2,431)	(621)
Other income (loss)	(3,200)	—	(3,200)	—
Total revenues	$301,169	$267,089	$597,168	$534,193
Benefits, Losses and Expenses
Losses and loss settlement expenses	$201,325	$250,730	$380,971	$425,327
Amortization of deferred policy acquisition costs	67,389	59,156	133,079	118,991
Other underwriting expenses (includes reclassifications for employee benefit costs of $0 and $0 in 2024 and $52 and $104 in 2023; previously included in accumulated other comprehensive income (loss))	34,613	28,832	67,078	59,135
Interest expense	1,460	797	2,319	1,594
Other non-underwriting expenses	152	(199)	1,207	1,374
Total benefits, losses and expenses	$304,939	$339,316	$584,654	$606,421
Income (loss) before income taxes	$(3,770)	$(72,227)	$12,514	$(72,228)
Federal income tax expense (benefit) (includes reclassifications of $259 and $797 in 2024 and $43 and $167 in 2023; previously included in accumulated other comprehensive income (loss))	(1,035)	(15,845)	1,747	(16,540)
Net Income (loss)	$(2,735)	$(56,382)	$10,767	$(55,688)
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(6,654)	$(19,616)	$(17,750)	$(1,612)
Change in liability for underfunded employee benefit plans	(724)	(820)	(1,448)	(1,640)
Foreign currency translation adjustment	35	—	12	—
Other comprehensive income (loss), before tax and reclassification adjustments	$(7,343)	$(20,436)	$(19,186)	$(3,252)
Income tax effect	1,549	4,293	4,031	684
Other comprehensive income (loss), after tax, before reclassification adjustments	$(5,794)	$(16,143)	$(15,155)	$(2,568)
Reclassification adjustment for net investment losses included in income	$1,229	$152	$3,793	$692
Reclassification adjustment for employee benefit costs included in expense	—	52	—	104
Total reclassification adjustments, before tax	$1,229	$204	$3,793	$796
Income tax effect	(259)	(43)	(797)	(167)
Total reclassification adjustments, after tax	$970	$161	$2,996	$629
Comprehensive income (loss)	$(7,559)	$(72,364)	$(1,392)	$(57,627)
Diluted weighted average common shares outstanding	25,314,456	25,249,073	25,895,481	25,234,834
Earnings per common share:
Basic	$(0.11)	$(2.23)	$0.43	$(2.21)
Diluted	(0.11)	(2.23)	0.42	(2.21)
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2024	25,269,842	$25	$209,986	$574,691	$(50,957)	$733,745
Net income (loss)	—	—	—	13,502	—	13,502
Stock based compensation	23,314	—	900	—	—	900
Dividends on common stock ($0.16 per share)	—	—	—	(4,046)	—	(4,046)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(6,740)	(6,740)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	(23)	(23)
Balance March 31, 2024	25,293,156	$25	$210,886	$584,147	$(58,292)	$736,766

Net income (loss)	—	$—	$—	$(2,735)	$—	$(2,735)
Stock based compensation	42,947	—	1,441	—	—	1,441
Dividends on common stock ($0.16 per share)	—	—	—	(4,053)	—	(4,053)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(4,287)	(4,287)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	35	35
Balance June 30, 2024	25,336,103	$25	$212,327	$577,359	$(63,116)	$726,595
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.

	Common Stock
(In Thousands, Except Share Data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income (loss)	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795

Net income (loss)	—	$—	$—	$(56,382)	$—	$(56,382)
Stock based compensation	31,396	—	977	—	—	977
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(15,376)	(15,376)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(606)	(606)
Balance June 30, 2023	25,262,949	$25	$208,987	$556,789	$(89,435)	$676,366
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(In Thousands)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$10,767	$(55,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	3,061	3,491
Depreciation and amortization	5,820	5,182
Stock-based compensation expense	2,711	2,175
Net investment (gains) losses	2,672	312
Net cash flows from equity and trading investments	56,381	39,553
Deferred income tax expense (benefit)	(9,729)	(6,433)
Changes in:
Accrued investment income	(609)	(258)
Premiums receivable	(119,730)	(97,957)
Deferred policy acquisition costs	(17,512)	(18,424)
Reinsurance receivables	(20,719)	(23,913)
Prepaid reinsurance premiums	(5,217)	(1,670)
Income taxes receivable	1,863	(11,432)
Other assets	12,121	(248)
Losses and loss settlement expenses	116,984	117,558
Unearned premiums	84,264	63,249
Accrued expenses and other liabilities	1,996	16,997
Other, net	2,368	5,370

Net cash provided by (used in) operating activities	$127,492	$37,864
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$233,999	$43,809
Proceeds from call and maturity of available-for-sale investments	67,124	28,036
Proceeds from sale of other investments	6,097	2,111
Purchase of investments in mortgage loans	—	(8,137)
Purchase of investments available-for-sale	(432,768)	(94,204)
Purchase of other investments	(3,216)	(12,511)
Net purchases and sales of property and equipment	(5,840)	(5,617)
Net cash provided by (used in) investing activities	$(134,604)	$(46,513)
Cash Flows From Financing Activities
Debt Note Issuance	$66,965	$—
Issuance of common stock	$(370)	$(218)
Payment of cash dividends	$(8,099)	(8,079)
Net cash provided by (used in) financing activities	$58,496	$(8,297)

Net Change in Cash and Cash Equivalents	$51,384	$(16,946)
Cash and Cash Equivalents at Beginning of Period	102,046	96,650
Cash and Cash Equivalents at End of Period	$153,430	$79,704

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$9,612	$1,324
Interest paid	$2,319	$1,594
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
Basis of Presentation
The financial information for interim periods presented in these Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2023, including certain financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables and recoverables; loss settlement expenses; and pension benefit obligations.
Management believes the accompanying Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024.
Segment Information
UFG has one reporting segment, which is consistent with and reflects the manner by which our Chief Operating Decision Maker views and manages the business. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. We will continue to evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less.

Deferred Policy Acquisition Costs ("DAC")

Deferred policy acquisition costs include commissions, premium taxes and variable underwriting and policy issue expenses, which are incremental direct costs of successful contract acquisitions. Property and casualty insurance policy acquisition costs deferred are amortized ratably as the related premium revenue is recognized. The following table is a summary of the components of DAC, including the related amortization recognized for the six-month period ended June 30, 2024.

Total
Recorded asset at beginning of period	$126,532
Underwriting costs deferred	150,591
Amortization of deferred policy acquisition costs	(133,079)
Recorded asset at June 30, 2024	$144,044

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
Long Term Debt
The Company issues debt through private placement transactions in the form of senior unsecured notes and surplus notes. The notes are presented as a long-term debt liability in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. Costs incurred in the issuance of debt are capitalized and amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the long-term debt liability and the related amortization is included in interest expense.
Interest payments under the long-term debt are paid quarterly each year. The interest rate will be defined in each respective Note Purchase Agreement. Interest is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. For more information on long-term debt refer to Note 8 "Debt."
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
We reported a consolidated federal income tax expense of $1,747 for the six-month period ended June 30, 2024 compared to an income tax benefit of $16,540 during the same period of 2023. Our effective tax rate for 2024 and 2023 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at June 30, 2024 or December 31, 2023. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred taxes will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at June 30, 2024 or December 31, 2023.
For each of the six-month periods ended June 30, 2024 and 2023, we made payments for income taxes totaling $9,612 and $1,324, respectively. We did not receive a federal tax refund for the six-month periods ended June 30, 2024 and 2023.
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
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year one bond recovery rates from 1983-2017. The allowance calculated as of June 30, 2024 is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of June 30, 2024, the Company had a credit loss allowance for reinsurance receivables of $102.

Rollforward of credit loss allowance for reinsurance receivables:
As of
June 30, 2024
Beginning balance, January 1, 2024	$97
Current-period provision for expected credit losses	5
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance of the allowance for reinsurance receivables, June 30, 2024	$102

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

In July 2024, the Company identified rating errors related to umbrella and general liability products that resulted in an overcharge to certain policyholders. Corrective actions are currently underway, and we are voluntarily notifying and cooperating with state insurance regulators to determine the appropriate extent of refunds to impacted policyholders. We may receive requests for information in the future from regulators in connection with this matter.

As a result of this issue, the Company recorded an estimated liability of $3.2 million to cover our anticipated exposure for this matter based on information available to management at this time. This amount is recorded through the line "Other income (loss)" in the Consolidated Statement of Income and Comprehensive Income. However, our estimate of the anticipated exposure may change as additional information becomes available and we continue our discussions with regulatory agencies. The Company is reviewing other business lines to determine whether other similar issues exist. Fines, penalties or further refunds related to the foregoing are reasonably possible, but the amount of such losses, if any, cannot be estimated at this time.
Recently Issued Accounting Standards
Adopted Pronouncements
We have not adopted any Accounting Standard Update (“ASU”) in the current period nor year-to-date.

Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the Chief Operating Decision Maker ("CODM") and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and retrospective application is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of June 30, 2024 and December 31, 2023, is provided below:

June 30, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$56	$618	$—	$50,649
U.S. government agency	97,438	57	9,154	—	88,341
States, municipalities and political subdivisions
General obligations:
Midwest	38,918	—	469	—	38,449
Northeast	7,121	—	122	—	6,999
South	36,875	—	768	—	36,107
West	58,789	35	939	—	57,885
Special revenue:
Midwest	64,440	2	729	—	63,713
Northeast	50,012	23	767	—	49,268
South	121,547	21	2,932	—	118,636
West	86,246	8	1,485	—	84,769
Foreign bonds	16,210	11	1,083	—	15,138
Public utilities	141,202	286	10,720	—	130,768
Corporate bonds
Energy	41,879	3	2,245	—	39,637
Industrials	58,647	86	5,011	—	53,722
Consumer goods and services	101,945	52	8,675	—	93,322
Health care	31,795	—	4,939	—	26,856
Technology, media and telecommunications	82,279	—	7,305	—	74,974
Financial services	233,099	852	6,379	—	227,572
Mortgage-backed securities	219,159	500	3,380	—	216,279
Collateralized mortgage obligations
Government National Mortgage Association	151,577	161	14,138	—	137,600
Federal Home Loan Mortgage Corporation	79,811	—	14,502	—	65,309
Federal National Mortgage Association	46,395	23	5,201	—	41,217
Asset-backed securities	78,987	123	187	—	78,923
Total Available-for-Sale Fixed Maturities	$1,895,582	$2,299	$101,748	$—	$1,796,133

December 31, 2023
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$325	$675	$—	$50,861
U.S. government agency	102,540	255	8,302	—	94,493
States, municipalities and political subdivisions
General obligations:
Midwest	52,712	132	137	—	52,707
Northeast	11,422	1	43	—	11,380
South	54,560	47	400	—	54,207
West	77,874	23	471	—	77,426
Special revenue:
Midwest	101,037	302	358	—	100,981
Northeast	52,708	79	560	—	52,227
South	166,119	302	2,155	—	164,266
West	102,254	147	836	—	101,565
Foreign bonds	21,255	—	2,083	—	19,172
Public utilities	149,734	787	10,054	—	140,467
Corporate bonds
Energy	45,351	249	2,127	—	43,473
Industrials	74,760	727	4,939	—	70,548
Consumer goods and services	103,315	271	7,665	—	95,921
Health care	37,872	99	4,499	—	33,472
Technology, media and telecommunications	87,002	451	5,665	—	81,788
Financial services	152,329	743	7,381	1	145,690
Mortgage-backed securities	23,800	11	2,328	—	21,483
Collateralized mortgage obligations
Government National Mortgage Association	164,666	1,282	12,742	—	153,206
Federal Home Loan Mortgage Corporation	84,842	20	13,177	—	71,685
Federal National Mortgage Association	50,284	33	4,664	—	45,653
Asset-backed securities	3,394	524	87	—	3,831
Total Available-for-Sale Fixed Maturities	$1,771,041	$6,810	$91,348	$1	$1,686,502

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2024, by contractual maturity, are shown in the following tables. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

Maturities
	Available-For-Sale
June 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$119,744	$118,585
Due after one year through five years	418,408	406,880
Due after five years through 10 years	415,686	385,942
Due after 10 years	365,815	345,398
Asset-backed securities	78,987	78,923
Mortgage-backed securities	219,159	216,279
Collateralized mortgage obligations	277,783	244,126
	$1,895,582	$1,796,133
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(1,382)	$(248)	$(4,044)	$(426)
Allowance for credit losses	1	177	1	1
Equity securities
Net gains (losses) recognized on equity securities sold during the period	—	1,735	1,362	2,235
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	(459)	—	(2,164)
Net gains (losses) recognized during the reporting period on equity securities	—	1,276	1,362	71
Mortgage loans allowance for credit losses	—	(6)	10	(6)
Other long-term investments	152	(122)	241	(308)
Real estate	—	47	—	47
Total net investment gains (losses)	$(1,229)	$1,124	$(2,431)	$(621)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds from sales	$145,621	$33,941	$233,999	$43,809
Gross realized gains	133	110	1,498	121
Gross realized losses	1,515	358	5,542	547

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $25,442 at June 30, 2024.

Unrealized Gain and Loss
A summary of the changes in net unrealized investment gain (loss) during the reporting period is as follows:

	Six Months Ended June 30,
	2024	2023
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities	$(13,958)	$(919)
Income tax effect	2,931	193
Total change in net unrealized investment gain (loss), net of tax	$(11,027)	$(726)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at June 30, 2024.

Rollforward of allowance for credit losses for available-for-sale fixed maturity securities:
As of
June 30, 2024
Beginning balance, January 1, 2024	$1
Additions to the allowance for credit losses for which credit losses were not previously recorded
Reductions for securities sold during the period (realized)
Write-offs charged against the allowance
Recoveries of amounts previously written off	(1)
Ending balance, June 30, 2024	$—

Fixed Maturities Unrealized Loss
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at June 30, 2024 and December 31, 2023. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

June 30, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$24,891	$47	8	$16,856	$571	$41,747	$618
U.S. government agency	4	13,890	91	23	70,493	9,063	84,383	9,154
States, municipalities and political subdivisions
General obligations
Midwest	7	18,941	123	7	18,388	346	37,329	469
Northeast	9	3,566	64	1	3,433	58	6,999	122
South	4	8,914	59	14	26,042	709	34,956	768
West	6	9,558	46	12	36,434	893	45,992	939
Special revenue
Midwest	14	23,903	238	18	33,974	491	57,877	729
Northeast	3	6,844	28	13	32,544	739	39,388	767
South	13	24,560	213	42	89,295	2,719	113,855	2,932
West	14	17,608	207	30	63,881	1,278	81,489	1,485
Foreign bonds	—	—	—	5	11,190	1,083	11,190	1,083
Public utilities	5	12,656	148	48	107,286	10,572	119,942	10,720
Corporate bonds
Energy	3	7,613	52	13	31,759	2,193	39,372	2,245
Industrials	1	2,931	63	19	40,660	4,948	43,591	5,011
Consumer goods and services	6	11,860	155	29	76,528	8,520	88,388	8,675
Health care	3	5,412	95	9	21,444	4,844	26,856	4,939
Technology, media and telecommunications	4	13,285	344	27	61,689	6,961	74,974	7,305
Financial services	13	69,749	557	38	100,662	5,822	170,411	6,379
Mortgage-backed securities	18	128,323	777	50	17,020	2,603	145,343	3,380
Collateralized mortgage obligations
Government National Mortgage Association	11	39,696	304	41	69,975	13,834	109,671	14,138
Federal Home Loan Mortgage Corporation	1	2,528	12	32	62,781	14,490	65,309	14,502
Federal National Mortgage Association	3	5,464	74	20	30,266	5,127	35,730	5,201
Asset-backed securities	6	22,483	115	1	2,612	72	25,095	187
Total Available-for-Sale Fixed Maturities	150	$474,675	$3,812	500	$1,025,212	$97,936	$1,499,887	$101,748

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
Financial instruments recorded at fair value are categorized in the fair value hierarchy as follows:
•Level 1: Valuations are based on unadjusted quoted prices for identical financial instruments in active markets that we have the ability to access at the measurement date.
•Level 2: Valuations are based on quoted prices for similar financial instruments in active markets, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument.
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

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of June 30, 2024, the cash surrender value of the COLI policies was $12,450 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in other assets in the Consolidated Balance Sheets.

Our long-term debt is not carried in the Consolidated Balance Sheet at fair value. The fair value of our long-term debt is estimated using Level 2 inputs based on quoted prices for similar financial instruments. The fair value is estimated using a discounted cash flow analysis.

A summary of the carrying value and estimated fair value of our financial instruments at June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Assets
Investments
Fixed maturities:
Available-for-sale securities	$1,796,133	$1,796,133	$1,686,503	$1,686,502
Equity securities	—	—	55,019	55,019
Mortgage loans	38,737	41,238	42,632	45,366
Other long-term investments	98,405	98,405	99,507	99,507
Short-term investments	100	100	100	100
Cash and cash equivalents	153,430	153,430	102,046	102,046
Corporate-owned life insurance	12,450	12,450	11,913	11,913
Liabilities
Long Term Debt	107,959	116,965	38,413	50,000

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis. The table includes financial instruments at June 30, 2024 and December 31, 2023:

June 30, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,649	$—	$50,649	$—
U.S. government agency	88,341	—	88,341	—
States, municipalities and political subdivisions
General obligations
Midwest	38,449	—	38,449	—
Northeast	6,999	—	6,999	—
South	36,107	—	36,107	—
West	57,885	—	57,885	—
Special revenue
Midwest	63,713	—	63,713	—
Northeast	49,268	—	49,268	—
South	118,636	—	118,636	—
West	84,769	—	84,769	—
Foreign bonds	15,138	—	15,138	—
Public utilities	130,768	—	130,768	—
Corporate bonds
Energy	39,637	—	39,637	—
Industrials	53,722	—	53,722	—
Consumer goods and services	93,322	—	93,322	—
Health care	26,856	—	26,856	—
Technology, media and telecommunications	74,974	—	74,974	—
Financial services	227,572	—	227,572	—
Mortgage-backed securities	216,279	—	216,279	—
Collateralized mortgage obligations
Government National Mortgage Association	137,600	—	137,600	—
Federal Home Loan Mortgage Corporation	65,309	—	65,309	—
Federal National Mortgage Association	41,217	—	41,217	—
Asset-backed securities	78,923	—	78,647	276
Total Available-for-Sale Fixed Maturities	$1,796,133	$—	$1,795,857	$276
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$51,654	$51,654	$—	$—
Corporate-Owned Life Insurance	$12,450	$—	$12,450	$—
Total Assets Measured at Fair Value	$1,860,337	$51,754	$1,808,307	$276

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at June 30, 2024 are summarized below:

Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$101,776	$101,776	$—	$—	$—
Other Long Term Investments	$98,405	$—	$1,277	$—	$97,128
Mortgage Loans	$38,737	$—	$—	$38,737	$—
Total Financial assets not accounted for at fair value	$238,918	$101,776	$1,277	$38,737	$97,128

Long Term Debt	$107,959		$107,959
Total Financial liabilities not accounted for at fair value	$107,959	$—	$107,959	$—	$—

December 31, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,861	$—	$50,861	$—
U.S. government agency	94,493	—	94,493	—
States, municipalities and political subdivisions
General obligations
Midwest	52,707	—	52,707	—
Northeast	11,380	—	11,380	—
South	54,207	—	54,207	—
West	77,426	—	77,426	—
Special revenue
Midwest	100,981	—	100,981	—
Northeast	52,227	—	52,227	—
South	164,266	—	164,266	—
West	101,565	—	101,565	—
Foreign bonds	19,172	—	19,172	—
Public utilities	140,467	—	140,467	—
Corporate bonds
Energy	43,473	—	43,473	—
Industrials	70,548	—	70,548	—
Consumer goods and services	95,921	—	95,921	—
Health care	33,472	—	33,472	—
Technology, media and telecommunications	81,788	—	81,788	—
Financial services	145,691	—	140,799	4,892
Mortgage-backed securities	21,483	—	21,483	—

Collateralized mortgage obligations
Government National Mortgage Association	153,206	—	153,206	—
Federal Home Loan Mortgage Corporation	71,685	—	66,862	4,823
Federal National Mortgage Association	45,653	—	45,653	—
Asset-backed securities	3,831	—	2,962	869
Total Available-for-Sale Fixed Maturities	$1,686,503	$—	$1,675,919	$10,584
EQUITY SECURITIES
Common stocks
Public utilities	$3,993	$3,993	$—	$—
Energy	9,477	9,477	—	—
Industrials	14,164	14,164	—	—
Consumer goods and services	11,385	11,385	—	—
Health care	2,060	2,060	—	—
Technology, media and telecommunications	6,405	6,405	—	—
Financial services	7,535	7,535	—	—
Total Equity Securities	$55,019	$55,019	$—	$—
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$20,333	$20,333	$—	$—
Corporate-Owned Life Insurance	$11,913	$—	$11,913	$—
Total Assets Measured at Fair Value	$1,773,868	$75,452	$1,687,832	$10,584

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
The Company receives updated prices from a third-party on a monthly basis. The third party obtains pricing information from independent pricing services and brokers and validates for reasonableness prior to use for reporting purposes on a monthly basis. At least annually, we review the methodologies and assumptions used by our third-party and verify that they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing obtained at June 30, 2024 and December 31, 2023 was reasonable.
For the three- and six-month periods ended June 30, 2024, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals, funds from debt issuance proceeds, and the change in unrealized gains.
Securities categorized as Level 3 include holdings in certain private placement fixed maturity securities for which an active market does not currently exist. The fair value of our Level 3 private placement securities is determined by management relying on pricing received from our independent pricing services and brokers consistent with the process to estimate fair value for Level 2 securities. However, securities are categorized as Level 3 if these quotes cannot be corroborated by other market observable data due to the unobservable nature of the brokers' valuation processes. There is inherent uncertainty of the fair value measurement of Level 3 securities due to the use of significant unobservable inputs. A change in significant unobservable inputs may result in a significantly higher or lower fair value measurement as of the reporting date.
The following table provides quantitative information about our Level 3 securities at June 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	June 30, 2024
Fixed Maturities asset-backed securities	276	Book Value	Probability of default	0% - 100%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended June 30, 2024:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - April 1, 2024	$—	$276	$276
Realized gains (losses)	—	—	—
Net unrealized gains (losses)(1)	—	—	—
Amortization	—	—	—
Purchases	—	—	—
Disposals	—	—	—
Transfers in	—	—	—
Transfers out	—	—	—
Ending Balance - June 30, 2024	$—	$276	$276
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income in the line item "Change in net unrealized gain (loss) on investments."

During the three-month period ended June 30, 2024, there were zero securities transferred out of Level 3 due to the use of observable inputs in pricing the securities.
The following table provides a summary of the changes in fair value of our Level 3 securities for the six-month period ended June 30, 2024:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2024	$4,892	$5,692	$10,584
Realized gains (losses)	—	—	—
Net unrealized gains (losses)(1)	—	(593)	(593)
Purchases	—	—	—
Disposals	—	—	—
Amortization	—	—	—
Transfers in	—	—	—
Transfers out	(4,892)	(4,823)	(9,715)
Ending Balance - June 30, 2024	$—	$276	$276
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income in the line item "Change in net unrealized gain (loss) on investments."
During the six-month period ended June 30, 2024, there were two securities transferred out of Level 3 due to the use of observable inputs in pricing the securities.

Commercial Mortgage Loans
The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2024 and December 31, 2023:

Commercial Mortgage Loans
	June 30, 2024	December 31, 2023
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,718	$36,762
65%-75%	8,565	8,659
Total amortized cost	$41,283	$45,421
Allowance for mortgage loan losses	(45)	(55)
Mortgage loans, net	$41,238	$45,366

Mortgage Loans by Region
	June 30, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,245	7.9%	$3,245	7.1%
Southern Atlantic	17,119	41.5	17,217	37.9
East South Central	7,393	17.9	7,526	16.6
New England	6,588	15.9	6,588	14.5
Middle Atlantic	2,102	5.1	5,979	13.2
Mountain	1,992	4.8	1,992	4.4
West North Central	2,844	6.9	2,874	6.3
Total mortgage loans at amortized cost	$41,283	100.0%	$45,421	100.0%

Mortgage Loans by Property Type
	June 30, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,448	20.5%	$8,507	18.7%
Office	10,784	26.1	10,950	24.1
Industrial	9,949	24.1	9,985	22.0
Retail	10,000	24.2	10,000	22.0
Mixed use/Other	2,102	5.1	5,979	13.2
Total mortgage loans at amortized cost	$41,283	100.0%	$45,421	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,134	$99	5,204	$7,802	$13,456	$34,695
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,134	$99	$5,204	$7,802	$20,044	$41,283
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $156. As of June 30, 2024, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio that provides sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of June 30, 2024, the Company had an allowance for mortgage loan losses of $45, summarized in the following rollforward:

Rollforward of allowance for mortgage loan losses:
As of
June 30, 2024
Beginning balance, January 1, 2024	$55
Current-period provision for expected credit losses	—
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	$(10)
Ending balance of the allowance for mortgage loan losses, June 30, 2024	$45

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

On a quarterly basis, our actuarial reserving department performs a detailed review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and external actuaries. Senior management meets with our actuarial team to review, on a regular and quarterly basis, the adequacy of carried reserves based on results from this actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

Our IBNR methodologies and assumptions are reviewed periodically for reasonability.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2024 and December 31, 2023 (net of reinsurance amounts):

	June 30, 2024	December 31, 2023
Gross liability for losses and loss settlement expenses at beginning of year	$1,638,755	$1,497,274
Ceded losses and loss settlement expenses	(191,640)	(146,875)
Net liability for losses and loss settlement expenses at beginning of year	$1,447,115	$1,350,399
Losses and loss settlement expenses incurred for claims occurring during
Current year	$378,121	$701,664
Prior years	2,850	67,750
Total incurred	$380,971	$769,414
Losses and loss settlement expense payments for claims occurring during
Current year	$61,548	$191,899
Prior years	216,453	480,800
Total paid	$278,001	$672,699
Net liability for losses and loss settlement expenses at end of period	$1,550,085	$1,447,115
Ceded losses and loss settlement expenses	205,654	191,640
Gross liability for losses and loss settlement expenses at end of period	$1,755,739	$1,638,755

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

Reserve Development
Reserve development in the six-month period ended June 30, 2024 was adverse $2.9 million driven primarily by catastrophe loss development within the Assumed book. In addition, there was proactive strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation, offset by favorable development in commercial auto, workers compensation and fire and allied lines.

During the first six months of 2023, the Company made additional refinements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial automobile line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were partially offset by favorable development in workers' compensation and fire and allied lines.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

	Pension Plan
Three Months Ended June 30,	2024	2023

Net periodic benefit cost
Service cost	$822	$954
Interest cost	2,478	2,526
Expected return on plan assets	(3,635)	(3,756)
Amortization of prior service credit	(724)	(820)
Amortization of net loss	—	52
Net periodic benefit cost	$(1,059)	$(1,044)

	Pension Plan
Six Months Ended June 30,	2024	2023

Net periodic benefit cost
Service cost	$1,643	$1,909
Interest cost	4,957	5,053
Expected return on plan assets	(7,271)	(7,513)
Amortization of prior service credit	(1,448)	(1,640)
Amortization of net loss	—	104
Net periodic benefit cost	$(2,118)	$(2,087)
A portion of the service cost component of net periodic pension benefit costs is capitalized and amortized as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" in the Consolidated Statements of Income and Comprehensive Income. The portion not related to the compensation and other components of net periodic pension benefit costs is included in the line "Other underwriting expenses" in the Consolidated Statements of Income and Comprehensive Income.
Employer Contributions

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 that we are not required to make a contribution to the pension plan for 2024.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

At June 30, 2024, there were 938,814 authorized shares remaining available for future issuance pursuant to the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG. The Board of Directors, in its discretion, has also delegated authority to management to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain individuals.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2024	From Inception to June 30, 2024
Beginning balance	1,150,834	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(374,839)	(4,348,696)
Number of awards forfeited or expired	162,819	1,237,510
Ending balance	938,814	938,814
Number of option awards exercised	—	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	34,881	335,317

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At June 30, 2024, the Company had 71,410 authorized shares available for future issuance pursuant to the Director Stock Plan.
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
The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six Months Ended June 30, 2024	From Inception to June 30, 2024
Beginning balance	103,600	300,000
Additional authorization	—	150,000
Number of awards granted	(32,190)	(418,808)
Number of awards forfeited or expired	—	40,218
Ending balance	71,410	71,410
Number of option awards exercised	—	152,336
Number of restricted stock awards vested	31,380	169,336

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2024 and 2023, we recognized stock-based compensation expense of $1,555 and $1,100, respectively.

As of June 30, 2024, we had $11,158 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2024 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2024	$3,155
2025	4,707
2026	2,746
2027	550
2028	—
Total	$11,158
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

The components of basic and diluted earnings per share were as follows for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(In Thousands, Except Share Data)	2024		2023
	Basic	Diluted	Basic	Diluted
Net income (loss)	$(2,735)	$(2,735)	$(56,382)	$(56,382)
Weighted-average common shares outstanding	25,314,456	25,314,456	25,249,073	25,249,073
Add dilutive effect of restricted stock unit awards	—	—	—	—
Add dilutive effect of stock options	—	—	—	—
Weighted-average common shares outstanding	25,314,456	25,314,456	25,249,073	25,249,073
Earnings (loss) per common share	$(0.11)	$(0.11)	$(2.23)	$(2.23)
Awards excluded from diluted earnings per share calculation(1)	—	662,378	—	826,259
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

	Six Months Ended June 30,
(In Thousands, Except Share Data)	2024		2023
	Basic	Diluted	Basic	Diluted
Net income (loss)	$10,767	$10,767	$(55,688)	$(55,688)
Weighted-average common shares outstanding	25,294,698	25,294,698	25,234,834	25,234,834
Add dilutive effect of restricted stock unit awards	—	599,982	—	—
Add dilutive effect of stock options	—	801	—	—
Weighted-average common shares outstanding	25,294,698	25,895,481	25,234,834	25,234,834
Earnings (loss) per common share	$0.43	$0.42	$(2.21)	$(2.21)
Awards excluded from diluted earnings per share calculation(1)	—	662,378	—	822,692

(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

NOTE 8. DEBT

Long Term Debt

December 2020 Private Placement

The Company executed a private placement debt transaction on December 15, 2020, by and between United Fire & Casualty Company ("UF&C"), and Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life" and, together with Federated Mutual, the "Note Purchasers").

UF&C sold an aggregate principal amount of $50,000 of notes due in 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes.

Interest payments under the long-term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire & Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the six-month period ended June 30, 2024, interest expense totaled $1,719. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

May 2024 Private Placement
On May 31, 2024, the Company completed the private placement of $70,000 aggregate principal of senior unsecured notes due May 31, 2039 (the "Notes"), to certain qualified institutional buyers pursuant to a Master Note Purchase Agreement, dated as of May 31, 2024, by and among the Company, Ares Management, LLC ("Ares") as the lead investor (including several affiliate investors of Ares), American Republic Insurance Company and Illinois Casualty Company. The Notes were issued in a single series, with a maturity date of May 31, 2039, and bearing interest at an annual rate of 9%. Costs incurred in the issuance of debt of $3,050 are capitalized and amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long Term Debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income and Comprehensive Income. The interest on the Notes will be payable quarterly in arrears beginning on August 31, 2024. For the six-month period ended June 30, 2024, interest expense totaled $540.
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

Membership in FHLB Des Moines provides the Company with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, the Company has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of June 30, 2024, the Company has FHLB Des Moines borrowing capacity up to $452.7 million if an immediate liquidity need would arise. The Company had no outstanding balance as of June 30, 2024 and 2023 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2024:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of March 31, 2024	(73,707)	15,438	$(23)	$(58,292)
Change in accumulated other comprehensive income (loss) before reclassifications	(5,257)	(572)	35	(5,794)
Reclassification adjustments from accumulated other comprehensive income (loss)	970	—	—	970
Balance as of June 30, 2024	$(77,994)	$14,866	$12	$(63,116)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2024:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of January 1, 2024	(66,967)	16,010	—	$(50,957)
Change in accumulated other comprehensive income (loss) before reclassifications	(14,023)	(1,144)	12	(15,155)
Reclassification adjustments from accumulated other comprehensive income (loss)	2,996	—	—	2,996
Balance as of June 30, 2024	$(77,994)	$14,866	$12	$(63,116)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of June 30, 2024, we have leases with remaining terms of one year to seven years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.

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
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of lease expense:
Operating lease expense	$2,354	$2,210	$4,754	$4,397
Less lessor income	145	133	291	266
Less sublease income	133	126	266	160
Net lease expense	2,076	1,951	4,197	3,971
Cash flows information related to leases:
Operating cash outflow from operating leases	2,080	1,991	4,184	4,043

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

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024. There have been no changes in our critical accounting policies from December 31, 2023.

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

Products and Lines of Business

Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance, with the last exposures related to this business expected to lapse by 2025. As of June 30, 2024, minimal exposure from the direct personal lines of business remains.

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

Geographic Concentration

For the six-month period ended June 30, 2024, approximately 48.5 percent of our property and casualty premiums were written in Texas, California, Iowa, Louisiana and New Jersey.

FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands, Except Ratios)	2024	2023	%	2024	2023	%
Revenues
Net premiums earned	$287,569	$254,638	12.9%	$568,428	$510,765	11.3%
Investment income, net of investment expenses	18,029	11,327	59.2	34,371	24,049	42.9
Net investment gains (losses)	(1,229)	1,124	(209.3)	(2,431)	(621)	(291.5)
Other income (loss)	(3,200)	—	NM	(3,200)	—	NM
Total revenues	$301,169	$267,089	12.8%	$597,168	$534,193	11.8%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$201,325	$250,730	(19.7)%	$380,971	$425,327	(10.4)%
Amortization of deferred policy acquisition costs	67,389	59,156	13.9	133,079	118,991	11.8
Other underwriting expenses	34,613	28,832	20.1	67,078	59,135	13.4
Interest expense	1,460	797	83.2	2,319	1,594	45.5
Other non-underwriting expenses	152	(199)	176.4	1,207	1,374	(12.2)
Total benefits, losses and expenses	$304,939	$339,316	(10.1)%	$584,654	$606,421	(3.6)%

Income (loss) before income taxes	$(3,770)	$(72,227)	94.8	$12,514	$(72,228)	117.3
Federal income tax expense (benefit)	(1,035)	(15,845)	93.5	1,747	(16,540)	110.6
Net income (loss)	$(2,735)	$(56,382)	95.1%	$10,767	$(55,688)	119.3%

GAAP Ratios:
Net loss ratio(1)	70.1%	98.4%	(28.8)%	67.0%	83.3%	(19.6)%
Expense ratio(2)	35.5	34.6	2.6	35.2	34.9	0.9
Combined ratio(3)	105.6%	133.0%	(20.6)%	102.2%	118.2%	(13.5)%

Additional Loss Ratios:
Net loss ratio(1)	70.1%	98.4%	(28.8)%	67.0%	83.3%	(19.6)%
Catastrophes - effect on net loss ratio(4)	11.2	13.0	(13.8)	7.9	8.8	(10.2)
Reserve development - effect on net loss ratio(4)	—	20.8	(100.0)	—	10.4	(100.0)
Underlying loss ratio(4) (Non-GAAP)	58.9%	64.6%	(8.8)%	59.1%	64.1%	(7.8)%
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

RESULTS OF OPERATIONS

For the three-month period ended June 30, 2024, net loss was $2.7 million compared to net loss of $56.4 million for the same period of 2023. For the six-month period ended June 30, 2024, net income was $10.8 million compared to a net loss of $55.7 million for the same period of 2023. These changes from the prior year are primarily due to higher underwriting income and higher investment income.

Net premiums earned increased 12.9 percent and 11.3 percent during the three- and six-month periods ended June 30, 2024, compared to the same periods of 2023, due to growth in net premiums written in both prior and current quarters. Commercial lines net premiums written, excluding surety and specialty, increased 13.2 percent supported by increased pricing. For the three-month period ended June 30, 2024, the overall average increase in renewal premiums was 12.3 percent, with 2.3 percent from exposure increases and 9.8 percent from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 13.5 percent, with 2.2 percent from exposures changes and 11.0 percent from rate increases.

Net investment income was $18.0 million for the second quarter of 2024, an increase of $6.7 million compared to the second quarter of 2023. Income from our fixed income portfolio increased by $2.5 million as we invested at higher interest rates. In addition, income from cash and cash equivalents increased by $1.8 million. Income on other long-term investments resulted in an additional $4.1 million as the valuation of our investments in limited liability partnerships varies from period to period. Investment expenses increased by $0.5 million. Dividends on equity securities decreased by $1.2 million due to a strategic reallocation of equity securities to fixed income assets over the past year. Net investment income for the six-month period ended June 30, 2024 was $34.4 million, an increase of $10.3 million compared to the same period of 2023. The change in value of our limited liability partnerships contributed $4.9 million, higher investment yields from our fixed income portfolio increased $4.4 million, interest received on cash and cash equivalent balances increased $3.8 million and was partially offset by $2.1 million decrease in dividends on equity securities and higher investment expenses of $0.7 million.

The Company recognized net investment losses of $1.2 million during the second quarter of 2024, compared to net investment gains of $1.1 million for the same period in 2023. The decrease of $2.3 million was due primarily to net gains on equity securities of $1.3 million in 2023 and an increase of $1.1 million of net losses on the sale of fixed maturity securities in 2024. The Company recognized net investment losses of $2.4 million and $0.6 million during the six-month periods ended June 30, 2024 and 2023, respectively. The increase of $1.8 million was primarily due to an increase of $3.6 million related to losses on the sale of fixed maturity securities offset by $1.3 million of gains on equity securities in 2024.

In July 2024, the Company identified rating errors related to umbrella and general liability products that resulted in an overcharge to certain policyholders. Corrective actions are currently underway, and we are voluntarily notifying and cooperating with state insurance regulators to determine the appropriate extent of refunds to impacted policyholders. For more information on this item, refer to Note 1 "Nature of Operations and Basis of Presentation" under "Subsequent Events" subheading in the Notes to the Consolidated Financial Statements.

Losses and loss settlement expenses decreased by 19.7 percent and 10.4 percent during the three- and six-month periods ended June 30, 2024, compared to the same periods of 2023. The decreases are primarily driven by neutral prior year reserve development in the current period compared to the unfavorable prior year reserve development in the prior period. The prior year was also impacted by elevated surety losses, which did not repeat in the current year.

The GAAP combined ratio improved by 27.4 percentage points to 105.6 percent for the second quarter of 2024, compared to 133.0 percent for the same period in 2023. The improvement was driven by a decrease in the underlying loss ratio of 5.7 percentage points, prior period reserve improvement of 20.8 percentage points, catastrophe loss ratio improvement of 1.8 percentage points, slightly offset by the underwriting expense ratio deterioration of 0.9 percentage points. The GAAP combined ratio improved by 16.0 percentage points to 102.2 percent for six-month period ended June 30, 2024, compared to the same period in 2023. The improvement was driven by a decrease in the underlying loss ratio of 5.0 percentage points, prior period reserve improvement of 10.4 percentage points, catastrophe loss ratio improvement of 0.9 points, slightly offset with an increase in the underwriting expense ratio of 0.3 points. Each of these are explained in more detail below.

The underlying loss ratio improved 5.7 and 5.0 percentage points during the three- and six-month periods ended June 30, 2024, respectively, as compared to the same periods in 2023, reflecting improvement in our core commercial lines from a combination of underwriting actions, increased pricing, expense management and lower claim count trends. The prior year was also impacted by elevated surety losses as mentioned above. The net loss ratio improved 28.3 and 16.3 percentage points during the three- and six-month periods ended June 30, 2024, respectively, as compared to the same periods in 2023. Prior period reserve strengthening was neutral this quarter compared to 20.8 percent in the second quarter of 2023.

Pre-tax catastrophe losses in the second quarter of 2024 added 11.2 percentage points to the GAAP combined ratio compared to 13.0 percentage points added to the GAAP combined ratio in the second quarter of 2023 and added 7.9 percentage points to the loss ratio for the six-month period ended June 30, 2024 as compared to 8.8 percentage points during the same time period in 2023. The catastrophe loss ratio was below both our five-year and ten-year historical averages for the second quarter of 2024.

The underwriting expense ratio for the second quarter of 2024 was 35.5 percent compared to 34.6 percent for the second quarter of 2023, a deterioration of 0.9 percentage points due to investments in underwriting talent and technology offset by premium growth. The underwriting expense ratio for the six-month period ended June 30, 2024 was 35.2 percent compared to 34.9 percent for the same time period for 2023.

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

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At June 30, 2024, our total reserves were within a reasonable range of our actuarial estimates.

2024 Development

The property and casualty insurance business experienced $0.4 million and $2.9 million of reserve strengthening in net reserves for prior accident years for the three- and six-month periods ended June 30, 2024. The unfavorable reserve development of $2.4 million in the first quarter of 2024 was driven by catastrophe losses within our assumed business. There was proactive strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation, offset by favorable development in commercial automobile, workers compensation and fire and allied lines.

2023 Development

The property and casualty insurance business experienced $50.7 million and $54.8 million of reserve strengthening in net reserves for prior accident years for the three- and six-month periods ended June 30, 2023. During the first six months of 2023, the Company made additional advancements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening in the six-month period ended June 30, 2023 was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial automobile line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were offset by favorable development in workers' compensation and fire and allied lines.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended June 30,	2024			2023
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$84,926	$70,702	83.3%	$81,028	$106,805	131.8%
Fire and allied lines(2)	63,643	39,402	61.9	61,808	52,056	84.2
Automobile	57,690	44,790	77.6	51,905	53,908	103.9
Workers' compensation	13,515	8,402	62.2	13,802	1,649	11.9
Surety(3)	13,944	6,632	47.6	6,386	7,872	123.3
Miscellaneous	2,172	946	43.6	374	28	7.5
Total commercial lines	$235,890	$170,874	72.4%	$215,303	$222,318	103.3%

Personal lines
Fire and allied lines(4)	$2,748	$1,206	43.9%	$1,000	$141	14.1
Automobile	243	106	NM	—	(121)	NM
Miscellaneous	3	(15)	NM	6	(19)	NM
Total personal lines	$2,994	$1,297	43.3%	$1,006	$1	0.1%
Assumed reinsurance	$48,685	$29,154	59.9%	$38,329	$28,411	74.1%
Total	$287,569	$201,325	70.1%	$254,638	$250,730	98.5%
(1) Commercial lines "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.
(2) Commercial lines "Fire and allied lines" includes fire, allied lines, commercial multiple peril and inland marine.
(3) Commercial lines "Surety" previously referred to as "Fidelity and surety."
(4) Personal lines "Fire and allied lines" includes fire, allied lines, homeowners and inland marine.
NM = Not meaningful

Six Months Ended June 30,	2024			2023
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
(In Thousands, Except Ratios)	Premiums	Expenses	Loss	Premiums	Expenses	Loss
Unaudited	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$165,323	$132,499	80.1%	$159,433	$159,649	100.1%
Fire and allied lines	126,053	75,180	59.6	118,274	97,937	82.8
Automobile	114,199	87,410	76.5	100,877	90,689	89.9
Workers' compensation	25,942	14,661	56.5	27,047	9,700	35.9
Surety	28,848	10,193	35.3	18,332	9,093	49.6
Miscellaneous	3,739	2,012	53.8	639	165	25.8
Total commercial lines	$464,104	$321,955	69.4%	$424,602	$367,233	86.5%

Personal lines
Fire and allied lines	$7,643	$4,968	65.0%	$2,952	$2,327	78.8%
Automobile	243	110	NM	—	(375)	NM
Miscellaneous	6	23	NM	13	(65)	NM
Total personal lines	$7,892	$5,101	64.6%	$2,965	$1,887	63.6%
Assumed reinsurance	$96,432	$53,915	55.9%	$83,198	$56,207	67.6%
Total	$568,428	$380,971	67.0%	$510,765	$425,327	83.3%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio improved 48.5 and 20.0 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, driven by a reduction in the level of prior year reserve strengthening. The prior year strengthening is primarily related to a revised recognition of the increased growth in the Excess Casualty portfolio and the continued uncertainty of increasing severity of losses and social inflation impacts.

•Commercial fire and allied lines - The net loss ratio improved 22.3 and 23.2 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, driven by favorable catastrophe losses in the current year and underlying loss ratio improvement driven by rate achievement in excess of trend and improving frequency and lower severity of losses.

•Commercial automobile - The net loss ratio improved 26.3 and 13.4 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, primarily driven by favorable prior year development in the current year as compared to adverse development in 2023. The loss emergence seen in 2024 is driving favorable development as older accident years are maturing below expectation. The impact of increased pricing and continued improvement in claim count trends are also favorably impacting results.

•Workers' compensation - The net loss ratio deteriorated 50.3 and 20.6 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, driven by lower favorable prior year development in 2024 as compared to 2023. The frequency of losses continues to improve, driving favorable development. Favorable development in 2023 was primarily due to a large reserve take-down on one claim during the quarter ended June 30, 2023. Quarterly results can be volatile due to smaller volume.

•Surety - The net loss ratio improved 75.7 and 14.3 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, driven by a few large losses and associated reinstatement premium in the prior year. The surety market has experienced pressure from construction industry factors, such as increased material costs and limited contractor availability. Due to the nature of this business, quarterly results can be volatile over an otherwise very profitable longer time horizon.

•Assumed reinsurance - The net loss ratio improved 14.2 and 11.7 percentage points in the three- and six-month periods ended June 30, 2024, as compared to the same periods in 2023, driven by favorable prior year reserve development in the current year and improvements in the underlying loss ratio.

Financial Condition

Stockholders' equity decreased to $726.6 million at June 30, 2024, from $733.7 million at December 31, 2023. The Company's book value per share was $28.68, which is a decrease of $0.36 per share, or 1.2 percent, from December 31, 2023. The decrease is primarily attributable to net income of $10.8 million, offset by net unrealized loss after tax of $11.0 million on fixed maturity securities, and shareholder dividends of $8.1 million during the first six months of 2024.

Investment Portfolio

Our invested assets totaled $1.94 billion at June 30, 2024, compared to $1.89 billion at December 31, 2023, an increase of $49.4 million. During the first quarter of 2024, we liquidated the remainder of our equity securities portfolio to complete the strategic reallocation of equity securities to fixed income assets. At June 30, 2024, fixed maturity securities made up 92.8 percent of the value of our investment portfolio. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. During the first quarter of 2024, the Company announced and entered into an investment management agreement with New England Asset Management ("NEAM") effective as of February 1, 2024, pursuant to which NEAM will provide investment management services.

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
The composition of our investment portfolio at June 30, 2024 is presented at carrying value in the following table:

	Property & Casualty Insurance
		Percent
(In Thousands, Except Ratios)	Carrying Value	of Total
Fixed maturities, available-for-sale(1)	$1,796,133	92.8%
Mortgage loans	41,238	2.1
Other long-term investments	98,405	5.1
Short-term investments	100	—
Total	$1,935,876	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.

As of June 30, 2024 and December 31, 2023, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at June 30, 2024 and December 31, 2023. Information contained in the table is generally based upon the issued credit ratings provided by Moody's, unless the rating is unavailable, in which case we obtain credit ratings from Standard & Poor's.

(In Thousands, Except Ratios)	June 30, 2024		December 31, 2023
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$767,622	42.8%	$635,023	37.7%
AA	368,801	20.5	456,310	27.1
A	327,582	18.2	255,490	15.1
Baa/BBB	269,942	15.0	312,246	18.5
Other/Not Rated	62,186	3.5	27,433	1.6
	$1,796,133	100.0%	$1,686,502	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three- and six-month periods ended June 30, 2024, compared with the same periods of 2023, primarily due to the higher yields in the fixed income portfolio, reinvestment in the fixed income portfolio, higher income on cash and cash equivalents, and an increase in the value of our investments in limited liability partnerships.

Investment Results
(unaudited)	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2024	2023	Change %	2024	2023	Change %
Investment income:
Interest on fixed maturities	$15,947	$13,423	18.8%	$31,107	$26,720	16.4%
Dividends on equity securities	—	1,185	(100.0)%	341	2,428	(86.0)%
Income on other long-term investments	623	(3,504)	117.8%	381	(4,584)	(108.3)%
Other	4,188	2,434	72.1%	8,086	4,294	88.3%
Total investment income	$20,758	$13,538	53.3%	$39,915	$28,858	38.3%
Less investment expenses	2,729	2,211	23.4%	5,544	4,809	15.3%
Net investment income	$18,029	$11,327	59.2%	$34,371	$24,049	42.9%

Average yields:
Fixed income securities:
Pre-tax(1)	3.62%	3.24%	0.38%	3.43%	3.25%	0.18%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses
We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three- and six-month periods ended June 30, 2024, the change in total value of our investments in limited liability partnerships resulted in investment gains of $0.6 million and $0.4 million as compared to investment losses of $3.5 million and $4.6 million in the same periods of 2023.
We had net investment losses of $1.2 million and $2.4 million during the three- and six-month periods ended June 30, 2024, as compared to net investment gains of $1.1 million and net investment losses of $0.6 million during the same periods of 2023.
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
Non-credit related changes in unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income, stockholders' equity and book value per share, but do not affect net income. We believe that any unrealized losses on our available-for-sale securities at June 30, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
For mortgage loans, an allowance for credit losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments that have similar risk characteristics. This allowance is presented as a separate line in the Consolidated Balance Sheets with an offset to "Net investment gains (losses)" in the Consolidated Statements of Income and Comprehensive Income.
To calculate the allowance for mortgage loan credit losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. An example of a market-linked adjustment is the change in commercial market price appreciation or change in gross domestic product, with every point of fall leading to an increase in loss reserve. Local market economics are also considered. On a quarterly basis, quantitative credit risk metrics, including for example, cash flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations.

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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2024 and 2023:

Cash Flow Summary	Six Months Ended June 30,
(In Thousands)	2024	2023
Cash provided by (used in)
Operating activities	$127,492	$37,864
Investing activities	(134,604)	(46,513)
Financing activities	58,496	(8,297)
Net change in cash and cash equivalents	$51,384	$(16,946)
Our cash flows were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2024 and 2023 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next 12 months. We also have the ability to draw on our credit facility if needed.
Operating Activities

Net cash flows from operating activities had inflows of $127.5 million and inflows of $37.9 million for the six-month periods ended June 30, 2024 and 2023, respectively. In the six-month period ended June 30, 2024, the net operating cash inflows were driven by premium and investment income offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $566.7 million, or 31.5 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At June 30, 2024, our cash and cash equivalents included $51.7 million related to these money market accounts, compared to $20.3 million at December 31, 2023.
Net cash flows used in investing activities were $134.6 million for the six-month period ended June 30, 2024, compared to net cash flows used in investing activities of $46.5 million for the six-month period ended June 30, 2023. For the six-month periods ended June 30, 2024 and 2023, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $307.2 million and $74.0 million, respectively. Our cash outflows for investment purchases were $436.0 million for the six-month period ended June 30, 2024, compared to $114.9 million for the same period of 2023.
Financing Activities
Net cash flows provided by financing activities were $58.5 million for the six-month period ended June 30, 2024, compared to compared to $8.3 million used in the six-month period ended June 30, 2023. This increase of $66.8 million was the result of our successful completion of $70 million private placement offering of senior unsecured notes completed in the second quarter of 2024.
Credit Facilities

On December 22, 2023, UF&C became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of June 30, 2024, there were no advances outstanding under the FHLB Des Moines agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $8.1 million and $8.1 million in each of the six-month periods ended June 30, 2024 and 2023. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2024, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $44.8 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.

Funding Commitments

Pursuant to an agreement with our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $25.4 million at June 30, 2024. These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $97.1 million, or 5.0 percent of our total invested assets, as of June 30, 2024.

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

Catastrophe losses is an operational measure which utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. The following table shows the breakdown of ISO and non-ISO catastrophes for the three- and six-month periods ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
ISO catastrophes	$32,171	$33,043	$43,887	$45,605
Non-ISO catastrophes(1)	(14)	57	1,072	(841)
Total catastrophes	$32,157	$33,100	$44,959	$44,764
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At June 30, 2024, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

Our primary market risks are exposure to changes in interest rates and we have limited exposure to foreign currency exchange rates.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2024 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,719,326 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the second quarter of 2024, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1	Master Note Purchase Agreement, dated as of May 31, 2024, by and among the Company and the Purchasers*		X
31.1	Certification of Kevin J. Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin J. Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and six- months ended June 30, 2024 and 2023; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and six- months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (unaudited) for the six-months ended June 30, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

August 7, 2024	August 7, 2024
(Date)	(Date)