Form 10-Q
period 2024-09-30
UNITED FIRE GROUP INC
filed 2024-11-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

As of November 1, 2024, 25,342,114 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2024

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and in our other filings with the Securities and Exchange Commission (the "SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

United Fire Group, Inc. Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,898,841 in 2024 and $1,771,041 in 2023)	$1,852,791	$1,686,502
Equity securities at fair value (cost $0 in 2024 and $29,238 in 2023)	—	55,019
Mortgage loans (less allowance for credit loss of $45 in 2024 and $55 in 2023)	41,081	45,366
Other long-term investments	101,480	99,507
Short-term investments	100	100
Total investments	1,995,452	1,886,494
Cash and cash equivalents	197,371	102,046
Accrued investment income	16,069	15,934
Premiums receivable (net of allowance for doubtful accounts of $1,528 in 2024 and $1,794 in 2023)	608,883	464,791
Deferred policy acquisition costs	149,038	126,532
Property and equipment at cost (less accumulated depreciation of $73,565 in 2024 and $68,242 in 2023)	135,383	134,247
Reinsurance receivables (net of allowance for credit losses of $103 in 2024 and $97 in 2023)	250,042	223,269
Prepaid reinsurance premiums	42,013	27,682
Intangible assets	4,084	4,615
Deferred tax asset	14,399	13,621
Income taxes receivable	16,591	21,463
Other assets	116,807	123,496
TOTAL ASSETS	$3,546,132	$3,144,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Losses and loss settlement expenses	$1,794,941	$1,638,755
Unearned premiums	650,039	549,384
Accrued expenses and other liabilities	198,318	172,306
Long term debt	117,011	50,000
TOTAL LIABILITIES	$2,760,309	$2,410,445
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,341,248 and 25,269,842 shares issued and outstanding in 2024 and 2023, respectively	$25	$25
Additional paid-in capital	213,374	209,986
Retained earnings	593,052	574,691
Accumulated other comprehensive income (loss), net of tax	(20,628)	(50,957)
TOTAL STOCKHOLDERS' EQUITY	$785,823	$733,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,546,132	$3,144,190
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues
Net premiums earned	$300,185	$259,456	$868,613	$770,221
Net investment income	24,459	16,459	58,830	40,508
Net investment gains (losses) (includes reclassifications for net unrealized investment gains (losses) on available-for-sale securities of $(1,680) and $(5,473) in 2024 and $(79) and $(771) in 2023; previously included in accumulated other comprehensive income (loss))	(1,680)	(1,960)	(4,111)	(2,581)
Other income (loss)	—	—	(3,200)	—
Total revenues	$322,964	$273,955	$920,132	$808,148
Benefits, Losses and Expenses
Losses and loss settlement expenses	$187,148	$172,798	$568,119	$598,125
Amortization of deferred policy acquisition costs	71,425	62,709	204,504	181,700
Other underwriting expenses (includes reclassifications for employee benefit costs of $0 and $0 in 2024 and $51 and $155 in 2023; previously included in accumulated other comprehensive income (loss))	36,454	29,096	103,532	88,231
Interest expense	2,481	797	4,800	2,391
Other non-underwriting expenses	481	179	1,688	1,553
Total benefits, losses and expenses	$297,989	$265,579	$882,643	$872,000
Income (loss) before income taxes	$24,975	$8,376	$37,489	$(63,852)
Federal income tax expense (benefit) (includes reclassifications of $352 and $1,149 in 2024 and $28 and $195 in 2023; previously included in accumulated other comprehensive income (loss))	5,227	1,996	6,974	(14,544)
Net Income (loss)	$19,748	$6,380	$30,515	$(49,308)
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$51,745	$(43,245)	$33,995	$(44,857)
Change in liability for underfunded employee benefit plans	(724)	(820)	(2,172)	(2,460)
Foreign currency translation adjustment	853	—	865	—
Other comprehensive income (loss), before tax and reclassification adjustments	$51,874	$(44,065)	$32,688	$(47,317)
Income tax effect	(10,714)	9,253	(6,683)	9,937
Other comprehensive income (loss), after tax, before reclassification adjustments	$41,160	$(34,812)	$26,005	$(37,380)
Reclassification adjustment for net investment losses included in income	$1,680	$79	$5,473	$771
Reclassification adjustment for employee benefit costs included in expense	—	51	—	155
Total reclassification adjustments, before tax	$1,680	$130	$5,473	$926
Income tax effect	(352)	(28)	(1,149)	(195)
Total reclassification adjustments, after tax	$1,328	$102	$4,324	$731
Comprehensive income (loss)	$62,236	$(28,330)	$60,844	$(85,957)
Diluted weighted average common shares outstanding	25,912,313	25,579,334	25,884,623	25,244,502
Earnings per common share:
Basic	$0.78	$0.25	$1.21	$(1.95)
Diluted	0.76	0.25	1.18	(1.95)
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock
(In thousands, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2024	25,269,842	$25	$209,986	$574,691	$(50,957)	$733,745
Net income (loss)	—	—	—	13,502	—	13,502
Stock based compensation	23,314	—	900	—	—	900
Dividends on common stock ($0.16 per share)	—	—	—	(4,046)	—	(4,046)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(6,740)	(6,740)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	(23)	(23)
Balance March 31, 2024	25,293,156	$25	$210,886	$584,147	$(58,292)	$736,766

Net income (loss)	—	$—	$—	$(2,735)	$—	$(2,735)
Stock based compensation	42,947	—	1,441	—	—	1,441
Dividends on common stock ($0.16 per share)	—	—	—	(4,053)	—	(4,053)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(4,287)	(4,287)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	35	35
Balance June 30, 2024	25,336,103	$25	$212,327	$577,359	$(63,116)	$726,595

Net income (loss)	—	$—	$—	$19,748	$—	$19,748
Shares repurchased	—	—	—	—	—	—
Stock based compensation	5,145	—	1,047	—	—	1,047
Dividends on common stock ($0.16 per share)	—	—	—	(4,055)	—	(4,055)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	42,207	42,207
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(572)	(572)
Foreign currency translation adjustment	—	—	—	—	853	853
Balance September 30, 2024	25,341,248	$25	$213,374	$593,052	$(20,628)	$785,823
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Common Stock
(In thousands, except share data)	Shares outstanding	Common stock	Additional paid-in capital	Retaining Earnings	Accumulated other comprehensive income (loss)	Total
Balance January 1, 2023	25,210,541	$25	$207,030	$620,555	$(87,496)	$740,114
Net income (loss)	—	—	—	694	—	694
Stock based compensation	21,012	—	980	—	—	980
Dividends on common stock ($0.16 per share)	—	—	—	(4,037)	—	(4,037)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	14,650	14,650
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Balance March 31, 2023	25,231,553	$25	$208,010	$617,213	$(73,453)	$751,795

Net income (loss)	—	$—	$—	$(56,382)	$—	$(56,382)
Stock based compensation	31,396	—	977	—	—	977
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(15,376)	(15,376)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(606)	(606)
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Balance June 30, 2023	25,262,949	$25	$208,987	$556,789	$(89,435)	$676,366

Net income (loss)	$—	$—	$—	$6,380	$—	$6,380
Shares repurchased	—	—	—	—	—	—
Stock based compensation	793	—	944	—	—	944
Dividends on common stock ($0.16 per share)	—	—	—	(4,042)	—	(4,042)
Change in net unrealized investment gain (loss)(1)	—	—	—	—	(34,103)	(34,103)
Change in liability for underfunded employee benefit plans(2)	—	—	—	—	(607)	(607)
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Balance September 30, 2023	25,263,742	$25	$209,931	$559,126	$(124,145)	$644,937
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$30,515	$(49,308)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	3,921	5,238
Depreciation and amortization	8,316	7,841
Stock-based compensation expense	3,798	3,124
Net investment (gains) losses	4,403	2,384
Net cash flows from equity and trading investments	56,381	116,080
Deferred income tax expense (benefit)	(8,611)	(11,633)
Changes in:
Accrued investment income	(135)	(2,789)
Premiums receivable	(144,092)	(109,903)
Deferred policy acquisition costs	(22,506)	(21,067)
Reinsurance receivables	(26,773)	(40,692)
Prepaid reinsurance premiums	(14,331)	(10,125)
Income taxes receivable	4,872	(5,051)
Other assets	7,670	(1,596)
Losses and loss settlement expenses	156,186	139,644
Unearned premiums	100,655	86,275
Accrued expenses and other liabilities	23,840	36,446
Other, net	(159)	4,638
Cash from operating activities	153,435	198,814
Net cash provided by (used in) operating activities	$183,950	$149,506
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$397,379	$48,749
Proceeds from call and maturity of available-for-sale investments	136,227	46,397
Proceeds from sale of other investments	7,613	3,482
Purchase of investments in mortgage loans	—	(8,137)
Purchase of investments available-for-sale	(671,083)	(232,216)
Purchase of other investments	(4,278)	(14,899)
Net purchases and sales of property and equipment	(8,930)	(8,037)
Net cash provided by (used in) investing activities	$(143,072)	$(164,661)
Cash Flows From Financing Activities
Debt Note Issuance	$67,011	$—
Issuance of common stock	(410)	(223)
Payment of cash dividends	(12,154)	(12,122)
Net cash provided by (used in) financing activities	$54,447	$(12,345)

Net Change in Cash and Cash Equivalents	$95,325	$(27,500)
Cash and Cash Equivalents at Beginning of Period	102,046	96,650
Cash and Cash Equivalents at End of Period	$197,371	$69,150

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$10,712	$1,336
Interest paid	$4,800	$2,391
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share amounts or as otherwise noted)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION
Nature of Business
United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our") and its consolidated subsidiaries and affiliates are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are licensed as property and casualty insurers in all 50 states and the District of Columbia.
Basis of Presentation
The financial information for interim periods presented in these Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2023, including financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; deferred policy acquisition costs; reinsurance receivables; loss settlement expenses; and pension benefit obligations.
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
Segment Information
UFG has one reporting segment, which is consistent with and reflects the manner by which our Chief Operating Decision Maker ("CODM") views and manages the business. The property and casualty insurance business profit or loss is consistent with consolidated reporting as disclosed on the Consolidated Statements of Income and Comprehensive Income. We analyze the property and casualty insurance business results based on profitability (i.e., loss ratios), expenses and return on equity. The Company's property and casualty insurance business was determined using a management approach to make decisions on operating matters, including allocating resources, assessing performance, determining which products to market and sell, determining distribution networks with insurance agents and monitoring the regulatory environment. The property and casualty insurance business products have similar economic characteristics and use a similar marketing and distribution strategy with our independent agents. We will continue to evaluate our operations on the basis of both statutory accounting principles prescribed or permitted by our states of domicile and GAAP.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less.

Deferred Policy Acquisition Costs ("DAC")

Deferred policy acquisition costs include commissions, premium taxes and variable underwriting and policy issue expenses, which are incremental direct costs of successful contract acquisitions. Property and casualty insurance policy acquisition costs deferred are amortized ratably as the related premium revenue is recognized. The following table is a summary of the components of DAC, including the related amortization recognized for the nine-month period ended September 30, 2024.

Recorded asset at beginning of period	$126,532
Underwriting costs deferred	227,010
Amortization of deferred policy acquisition costs	(204,504)
Recorded asset at September 30, 2024	$149,038

The method followed in computing DAC limits the amount of such deferred costs to their estimated realizable value. This takes into account the premium to be earned, losses and loss settlement expenses expected to be incurred and certain other costs expected to be incurred as the premium is earned.
Other Intangible Assets
Our other intangible assets, which consist of agency relationships, trade names, and state insurance licenses are being amortized using the straight-line method over periods ranging from two years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized.
Contingent Liability
In July 2024, the Company identified rating errors related to umbrella and general liability products that resulted in an overcharge to certain policyholders. The Company recorded an estimated liability of $3.2 million to cover our anticipated exposure for this matter based on information available to management at this time. This amount is recorded as "Other income (loss)" in the Consolidated Statement of Income and Comprehensive Income.
Corrective actions have been implemented and the Company has reached a resolution with the Iowa Insurance Division resulting in no further action and no financial impact to the Company. Our estimated liability may change as additional information becomes available and as we continue to work with regulators in other states to achieve resolution. Fines, penalties or further refunds related to the foregoing are reasonably possible, but the amount of such losses, if any, cannot be estimated at this time.
Long Term Debt
The Company issued debt through private placement transactions in the form of senior unsecured notes and surplus notes. The notes are presented as a long-term debt liability in the Consolidated Balance Sheets and as a financing activity in the Consolidated Statement of Cash Flows. Costs incurred in the issuance of debt are capitalized and amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the long-term debt liability and the related amortization is included in interest expense.
Interest payments under the long-term debt are paid quarterly each year. The interest rate is defined in each respective note agreement. Interest is included in accrued expenses and other liabilities in the Consolidated Balance Sheets and as interest expense in the Consolidated Statements of Income and Comprehensive Income. For more information on long-term debt refer to Note 8 "Debt."

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
We reported a consolidated federal income tax expense of $6,974 for the nine-month period ended September 30, 2024 compared to an income tax benefit of $14,544 during the same period of 2023. Our effective tax rate for 2024 and 2023 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
The Company performs a quarterly review of its tax positions and makes a determination of whether it is more likely than not that the tax position will be sustained upon examination. If, based on this review, it appears not more likely than not that the positions will be sustained, the Company will calculate any unrecognized tax benefits and, if necessary, calculate and accrue any related interest and penalties. We did not recognize any liability for unrecognized tax benefits at September 30, 2024 or December 31, 2023. In addition, we have not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of federal income tax expense.
Deferred tax assets are reduced by a valuation allowance when management believes it is more likely than not that some, or all, of the deferred tax assets will not be realized. After considering all positive and negative evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to maturity or recovery, we believe it is more likely than not that all the deferred assets will be realized. As a result, we have no valuation allowance at September 30, 2024 or December 31, 2023.
For each of the nine-month periods ended September 30, 2024 and 2023, we made payments for income taxes totaling $10,712 and $1,336, respectively. We did not receive a federal tax refund for the nine-month periods ended September 30, 2024 and 2023.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2017 and prior.

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

Credit Losses
The Company recognizes credit losses for our available-for-sale fixed-maturity securities, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income and Comprehensive Income.

For our available-for-sale fixed-maturity securities an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss is recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for our available-for-sale fixed-maturity securities, see Note 2 "Summary of Investments."
An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including, for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is recorded net of mortgage loans in the Consolidated Balance Sheets and a corresponding credit loss recognized as a realized loss or gain in the Consolidated Statements of Income and Comprehensive Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 3 "Fair Value of Financial Instruments."
For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year one bond recovery rates from 1983-2017. The allowance is recorded net of reinsurance receivables in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income and Other Comprehensive Income. As of September 30, 2024, the Company had a credit loss allowance for reinsurance receivables of $103.

Rollforward of credit loss allowance for reinsurance receivables:
As of
September 30, 2024
Beginning balance, January 1, 2024	$97
Current-period provision for expected credit losses	6
Ending balance of the allowance for reinsurance receivables, September 30, 2024	$103

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

Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Additionally, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted, and the updates must be applied retrospectively to all periods presented in the financial statements. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of September 30, 2024 and December 31, 2023, is provided below:

September 30, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$31,210	$422	$285	$—	$31,347
U.S. government agency	97,386	266	6,051	—	91,601
States, municipalities and political subdivisions
General obligations:
Midwest	22,123	27	24	—	22,126
Northeast	7,114	1	20	—	7,095
South	24,887	2	303	—	24,586
West	35,854	264	231	—	35,887
Special revenue:
Midwest	54,998	95	130	—	54,963
Northeast	30,469	133	260	—	30,342
South	95,356	149	1,280	—	94,225
West	53,163	99	452	—	52,810
Foreign bonds	24,065	155	720	—	23,500
Public utilities	129,472	894	6,513	—	123,853
Corporate bonds
Energy	43,392	239	1,404	—	42,227
Industrials	62,188	520	3,417	—	59,291
Consumer goods and services	115,261	987	5,725	—	110,523
Health care	43,432	172	3,736	—	39,868
Technology, media and telecommunications	89,224	533	4,704	—	85,053
Financial services	226,329	6,272	2,809	—	229,792
Mortgage-backed securities	335,311	7,263	1,919	—	340,655
Collateralized mortgage obligations
Government National Mortgage Association	139,946	375	11,568	—	128,753
Federal Home Loan Mortgage Corporation	67,781	41	11,480	—	56,342
Federal National Mortgage Association	44,303	176	3,656	—	40,823
Asset-backed securities	125,577	1,678	126	—	127,129
Total Available-for-Sale Fixed Maturities	$1,898,841	$20,763	$66,813	$—	$1,852,791

December 31, 2023
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$51,211	$325	$675	$—	$50,861
U.S. government agency	102,540	255	8,302	—	94,493
States, municipalities and political subdivisions
General obligations:
Midwest	52,712	132	137	—	52,707
Northeast	11,422	1	43	—	11,380
South	54,560	47	400	—	54,207
West	77,874	23	471	—	77,426
Special revenue:
Midwest	101,037	302	358	—	100,981
Northeast	52,708	79	560	—	52,227
South	166,119	302	2,155	—	164,266
West	102,254	147	836	—	101,565
Foreign bonds	21,255	—	2,083	—	19,172
Public utilities	149,734	787	10,054	—	140,467
Corporate bonds
Energy	45,351	249	2,127	—	43,473
Industrials	74,760	727	4,939	—	70,548
Consumer goods and services	103,315	271	7,665	—	95,921
Health care	37,872	99	4,499	—	33,472
Technology, media and telecommunications	87,002	451	5,665	—	81,788
Financial services	152,329	743	7,381	1	145,690
Mortgage-backed securities	23,800	11	2,328	—	21,483
Collateralized mortgage obligations
Government National Mortgage Association	164,666	1,282	12,742	—	153,206
Federal Home Loan Mortgage Corporation	84,842	20	13,177	—	71,685
Federal National Mortgage Association	50,284	33	4,664	—	45,653
Asset-backed securities	3,394	524	87	—	3,831
Total Available-for-Sale Fixed Maturities	$1,771,041	$6,810	$91,348	$1	$1,686,502

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
September 30, 2024	Amortized Cost	Fair Value
Due in one year or less	$95,223	$94,437
Due after one year through five years	342,767	340,681
Due after five years through 10 years	413,613	398,765
Due after 10 years	334,320	325,206
Asset-backed securities	125,577	127,129
Mortgage-backed securities	335,311	340,655
Collateralized mortgage obligations	252,030	225,918
	$1,898,841	$1,852,791
Net Investment Gains and Losses
Net gains (losses) on disposition of investments are computed using the specific identification method and are included in the computation of net income. A summary of the components of net investment gains (losses) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(1,731)	$(19)	$(5,776)	$(445)
Allowance for credit losses	—	(125)	1	(123)
Equity securities
Net gains (losses) recognized on equity securities sold during the period	—	(2,085)	1,362	150
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	204	—	(1,960)
Net gains (losses) recognized during the reporting period on equity securities	—	(1,881)	1,362	(1,810)
Mortgage loans allowance for credit losses	—	1	10	(5)
Other long-term investments	51	64	292	(245)
Real estate	—	—	—	47
Total net investment gains (losses)	$(1,680)	$(1,960)	$(4,111)	$(2,581)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds from sales	$163,380	$4,940	$397,379	$48,749
Gross realized gains	362	—	1,859	121
Gross realized losses	(2,093)	19	(7,635)	566

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $24,380 at September 30, 2024.

Unrealized Gain and Loss
A summary of the changes in net unrealized investment gain (loss) during the reporting period is as follows:

	Nine Months Ended September 30,
	2024	2023
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities	$39,468	$(44,087)
Income tax effect	(8,288)	9,258
Total change in net unrealized investment gain (loss), net of tax	$31,180	$(34,829)
Credit Risk
An allowance for credit losses is recorded based on a number of factors including current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. These estimates of credit loss may be determined by pooling securities of similar risk characteristics, including but not limited to sector, credit rating, position in capital structure and average life. The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at September 30, 2024.

Beginning balance, January 1, 2024	$1
Additions to the allowance for credit losses for which credit losses were not previously recorded	—
Reductions for securities sold during the period (realized)	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	(1)
Ending balance, September 30, 2024	$—

Fixed Maturities Unrealized Loss
The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at September 30, 2024 and December 31, 2023. The securities are presented by the length of time they have been continuously in an unrealized loss position. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, such as interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

September 30, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	—	$—	$—	7	$14,984	$285	$14,984	$285
U.S. government agency	—	—	—	23	73,449	6,051	73,449	6,051
States, municipalities and political subdivisions
General obligations
Midwest	2	2,658	2	2	3,117	22	5,775	24
Northeast	—	—	—	1	3,463	20	3,463	20
South	—	—	—	11	18,380	303	18,380	303
West	2	3,313	1	8	22,357	230	25,670	231
Special revenue
Midwest	5	10,957	33	11	21,577	97	32,534	130
Northeast	3	4,969	11	6	18,743	249	23,712	260
South	3	6,441	22	31	70,370	1,258	76,811	1,280
West	2	2,254	9	15	36,856	443	39,110	452
Foreign bonds	2	10,170	62	4	9,236	658	19,406	720
Public utilities	—	—	—	44	100,064	6,513	100,064	6,513
Corporate bonds
Energy	2	1,520	9	12	30,557	1,395	32,077	1,404
Industrials	1	2,523	22	18	40,991	3,395	43,514	3,417
Consumer goods and services	1	933	5	25	64,510	5,720	65,443	5,725
Health care	2	5,236	29	9	22,563	3,707	27,799	3,736
Technology, media and telecommunications	1	994	5	26	61,896	4,699	62,890	4,704
Financial services	1	1,988	8	29	77,715	2,801	79,703	2,809
Mortgage-backed securities	11	60,221	140	49	17,234	1,779	77,455	1,919
Collateralized mortgage obligations
Government National Mortgage Association	2	4,589	17	40	66,719	11,551	71,308	11,568
Federal Home Loan Mortgage Corporation	—	—	—	27	51,513	11,480	51,513	11,480
Federal National Mortgage Association	1	2,367	4	20	30,005	3,652	32,372	3,656
Asset-backed securities	7	16,568	100	1	2,476	26	19,044	126
Total Available-for-Sale Fixed Maturities	48	$137,701	$479	419	$858,775	$66,334	$996,476	$66,813

December 31, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	2	$4,138	$46	6	$12,717	$629	$16,855	$675
U.S. government agency	3	10,986	14	23	71,375	8,288	82,361	8,302
States, municipalities and political subdivisions
General obligations
Midwest	11	19,534	61	3	10,737	76	30,271	137
Northeast	3	5,371	8	1	3,469	35	8,840	43
South	12	21,753	91	9	16,610	309	38,363	400
West	17	38,204	140	7	20,064	331	58,268	471
Special revenue
Midwest	17	29,535	113	11	23,375	245	52,910	358
Northeast	6	15,131	67	8	24,271	493	39,402	560
South	21	45,639	232	32	66,925	1,923	112,564	2,155
West	20	32,789	248	16	38,495	588	71,284	836
Foreign bonds	—	—	—	9	19,172	2,083	19,172	2,083
Public utilities	4	7,151	74	48	111,793	9,980	118,944	10,054
Corporate bonds
Energy	—	—	—	15	34,331	2,127	34,331	2,127
Industrials	1	1,210	19	21	47,462	4,920	48,672	4,939
Consumer goods and services	4	14,724	98	28	68,837	7,567	83,561	7,665
Health care	1	3,000	2	11	26,544	4,497	29,544	4,499
Technology, media and telecommunications	1	3,969	35	27	62,988	5,630	66,957	5,665
Financial services	5	14,327	223	44	112,517	7,158	126,844	7,381
Mortgage-backed securities	3	2,783	33	48	15,758	2,295	18,541	2,328
Collateralized mortgage obligations
Government National Mortgage Association	2	7,055	27	40	72,565	12,715	79,620	12,742
Federal Home Loan Mortgage Corporation	2	2,589	22	31	66,361	13,155	68,950	13,177
Federal National Mortgage Association	2	5,454	55	20	31,460	4,609	36,914	4,664
Asset-backed securities	—	—	—	1	2,962	87	2,962	87
Total Available-for-Sale Fixed Maturities	137	$285,342	$1,608	459	$960,788	$89,740	$1,246,130	$91,348

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2024 and December 31, 2023:

Commercial Mortgage Loans
	September 30, 2024	December 31, 2023
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,610	$36,762
65%-75%	8,516	8,659
Total amortized cost	$41,126	$45,421
Allowance for mortgage loan losses	(45)	(55)
Mortgage loans, net	$41,081	$45,366

Commercial Mortgage Loans by Region
	September 30, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,231	7.9%	$3,245	7.1%
Southern Atlantic	17,070	41.5	17,217	37.9
East South Central	7,326	17.8	7,526	16.6
New England	6,588	16.0	6,588	14.5
Middle Atlantic	2,090	5.1	5,979	13.2
Mountain	1,992	4.8	1,992	4.4
West North Central	2,829	6.9	2,874	6.3
Total mortgage loans at amortized cost	$41,126	100.0%	$45,421	100.0%

Commercial Mortgage Loans by Property Type
	September 30, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,406	20.5%	$8,507	18.7%
Office	10,700	26.0	10,950	24.1
Industrial	9,930	24.1	9,985	22.0
Retail	10,000	24.3	10,000	22.0
Mixed use/Other	2,090	5.1	5,979	13.2
Total mortgage loans at amortized cost	$41,126	100.0%	$45,421	100.0%

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,134	$99	5,175	$7,769	$13,361	$34,538
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,134	$99	$5,175	$7,769	$19,949	$41,126
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

Commercial mortgage loans carrying value excludes accrued interest of $156. As of September 30, 2024, all loan receivables were current, with no delinquencies. The commercial mortgage loans originate with an initial loan-to-value ratio that provides sufficient collateral to absorb losses should a loan be required to foreclose. Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. As of September 30, 2024, the Company had an allowance for mortgage loan losses of $45, summarized in the following rollforward:

Beginning balance, January 1, 2024	$55
Current-period provision for expected credit losses
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	$(10)
Ending balance, September 30, 2024	$45

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
If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the financial instrument. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment. We review our fair value hierarchy categorizations on a quarterly basis at which time the classification of certain financial instruments may change if the input observations have changed. Transfers between levels, if any, are recorded as of the beginning of the reporting period.
When a determination is made to classify an asset or liability within Level 3 of the fair value hierarchy, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement. Because certain securities trade in less liquid or illiquid markets with limited or no pricing information, the determination of fair value for these securities is inherently more difficult. In addition to the unobservable inputs, Level 3 fair value investments may include observable components, which are components that are actively quoted or can be validated to market-based sources.

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023:

September 30, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$31,347	$31,347	$—	$—
U.S. government agency	91,601	—	91,601	—
States, municipalities and political subdivisions
General obligations
Midwest	22,126	—	22,126	—
Northeast	7,095	—	7,095	—
South	24,586	—	24,586	—
West	35,887	—	35,887	—
Special revenue
Midwest	54,963	—	54,963	—
Northeast	30,342	—	30,342	—
South	94,225	—	94,225	—
West	52,810	—	52,810	—
Foreign bonds	23,500	—	23,500	—
Public utilities	123,853	—	123,853	—
Corporate bonds
Energy	42,227	—	42,227	—
Industrials	59,291	—	59,291	—
Consumer goods and services	110,523	—	110,523	—
Health care	39,868	—	39,868	—
Technology, media and telecommunications	85,053	—	85,053	—
Financial services	229,792	—	229,792	—
Mortgage-backed securities	340,655	—	340,655	—
Collateralized mortgage obligations
Government National Mortgage Association	128,753	—	128,753	—
Federal Home Loan Mortgage Corporation	56,342	—	56,342	—
Federal National Mortgage Association	40,823	—	40,823	—
Asset-backed securities	127,129	—	126,853	276
Total Available-for-Sale Fixed Maturities	$1,852,791	$31,347	$1,821,168	$276
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$105,901	$105,901	$—	$—
Corporate-Owned Life Insurance	$13,135	$—	$13,135	$—
Total Assets Measured at Fair Value	$1,971,927	$137,348	$1,834,303	$276

December 31, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury	$50,861	$—	$50,861	$—
U.S. government agency	94,493	—	94,493	—
States, municipalities and political subdivisions
General obligations
Midwest	52,707	—	52,707	—
Northeast	11,380	—	11,380	—
South	54,207	—	54,207	—
West	77,426	—	77,426	—
Special revenue
Midwest	100,981	—	100,981	—
Northeast	52,227	—	52,227	—
South	164,266	—	164,266	—
West	101,565	—	101,565	—
Foreign bonds	19,172	—	19,172	—
Public utilities	140,467	—	140,467	—
Corporate bonds
Energy	43,473	—	43,473	—
Industrials	70,548	—	70,548	—
Consumer goods and services	95,921	—	95,921	—
Health care	33,472	—	33,472	—
Technology, media and telecommunications	81,788	—	81,788	—
Financial services	145,691	—	140,799	4,892
Mortgage-backed securities	21,483	—	21,483	—
Collateralized mortgage obligations
Government National Mortgage Association	153,206	—	153,206	—
Federal Home Loan Mortgage Corporation	71,685	—	66,862	4,823
Federal National Mortgage Association	45,653	—	45,653	—
Asset-backed securities	3,831	—	2,962	869
Total Available-for-Sale Fixed Maturities	$1,686,503	$—	$1,675,919	$10,584
EQUITY SECURITIES
Common stocks
Public utilities	$3,993	$3,993	$—	$—
Energy	9,477	9,477	—	—
Industrials	14,164	14,164	—	—
Consumer goods and services	11,385	11,385	—	—
Health care	2,060	2,060	—	—
Technology, media and telecommunications	6,405	6,405	—	—
Financial services	7,535	7,535	—	—

Total Equity Securities	$55,019	$55,019	$—	$—
Short-Term Investments	$100	$100	$—	$—
Money Market Accounts	$20,333	$20,333	$—	$—
Corporate-Owned Life Insurance	$11,913	$—	$11,913	$—
Total Assets Measured at Fair Value	$1,773,868	$75,452	$1,687,832	$10,584
The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of September 30, 2024 and December 31, 2023 was reasonable.
We use quoted market prices when available to determine the fair value of fixed maturities, equity securities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market information obtained from our third-party. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity, equity security or short-term investment and we consistently apply the valuation methodology to measure the security’s fair value.
The fair value of securities categorized as Level 1 is based on quoted market prices that are readily and regularly available.

We use a market-based approach for valuing all of our Level 2 securities and submit them primarily to a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally use to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
Securities categorized as Level 3 include holdings in certain fixed maturity securities for which an active market does not currently exist. The fair value of our Level 3 securities is determined by unobservable inputs reflecting assumptions market participants would use, including assumptions about risk. There is inherent uncertainty of the fair value measurement of Level 3 securities due to the use of significant unobservable inputs. A change in significant unobservable inputs may result in a significantly higher or lower fair value measurement as of the reporting date.

The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. As of September 30, 2024, the cash surrender value of the COLI policies was $13,135 which is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in the "Other assets" line in the Consolidated Balance Sheets.

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at September 30, 2024 and December 31, 2023 are summarized below:

September 30, 2024
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$91,470	$91,470	$—	$—	$—
Other Long Term Investments	$101,480	$—	$1,277	$—	$100,203
Mortgage Loans	$39,771	$—	$—	$39,771	$—
Total Financial assets not accounted for at fair value	$232,721	$91,470	$1,277	$39,771	$100,203

Long Term Debt	$113,745	$—	$113,745	$—	$—
Total Financial liabilities not accounted for at fair value	$113,745	$—	$113,745	$—	$—

December 31, 2023
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$81,713	$81,713	$—	$—	$—
Other Long Term Investments	$99,507	$—	$1,249	$—	$98,258
Mortgage Loans	$42,632	$—	$—	$42,632	$—
Total Financial assets not accounted for at fair value	$223,852	$81,713	$1,249	$42,632	$98,258

Long Term Debt	$38,413	$—	$38,413	$—	$—
Total Financial liabilities not accounted for at fair value	$38,413	$—	$38,413	$—	$—
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

For the three- and nine-month periods ended September 30, 2024, the change in our available-for-sale securities categorized as Level 1 and Level 2 is the result of investment purchases that were made using funds held in our money market accounts, disposals, funds from debt issuance proceeds, and the change in unrealized gains.
The following table provides quantitative information about our Level 3 securities at September 30, 2024:

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation Technique(s)	Unobservable inputs	Range of weighted average significant unobservable inputs
	September 30, 2024
Fixed Maturities asset-backed securities	276	Book Value	Probability of default	0% - 100%
The following table provides a summary of the changes in fair value of our Level 3 securities for the three-month period ended September 30, 2024:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - July 1, 2024	$—	$276	$276
Realized gains (losses)	—	—	—
Net unrealized gains (losses)(1)	—	—	—
Ending Balance - September 30, 2024	$—	$276	$276
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income in the line item "Change in net unrealized gain (loss) on investments."

During the three-month period ended September 30, 2024, there were zero securities transferred out of Level 3 due to the use of observable inputs in pricing the securities.

The following table provides a summary of the changes in fair value of our Level 3 securities for the nine-month period ended September 30, 2024:

	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2024	$4,892	$5,692	$10,584
Realized gains (losses)	—	—	—
Net unrealized gains (losses)(1)	—	(593)	(593)
Transfers out	(4,892)	(4,823)	(9,715)
Ending Balance - September 30, 2024	$—	$276	$276
(1) Net unrealized gains (losses) are recorded as a component of comprehensive income in the line item "Change in net unrealized gain (loss) on investments."
During the nine-month period ended September 30, 2024, there were two securities transferred out of Level 3 due to the use of observable inputs in pricing the securities.

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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant work to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will evaluate an appropriate response that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. We engage an independent third-party to render an opinion as to the reasonableness of our statutory reserves annually. The actuarial opinion is filed in those states where we are licensed.

On a quarterly basis, we perform a detailed review of IBNR reserves. This review includes a comparison of results from the most recent analysis of reserves completed by both our internal and independent third-party actuaries. Senior management meets with our actuarial team to review, on a regular and quarterly basis, the adequacy of reserves based on results from the actuarial analysis. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.

We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2024 and December 31, 2023 (net of reinsurance amounts):

	September 30, 2024	December 31, 2023
Gross liability for losses and loss settlement expenses at beginning of year	$1,638,755	$1,497,274
Ceded losses and loss settlement expenses	(191,640)	(146,875)
Net liability for losses and loss settlement expenses at beginning of year	$1,447,115	$1,350,399
Losses and loss settlement expenses incurred for claims occurring during
Current year	$568,480	$701,664
Prior years	(361)	67,750
Total incurred	$568,119	$769,414
Losses and loss settlement expense payments for claims occurring during
Current year	$113,707	$191,899
Prior years	314,090	480,800
Total paid	$427,797	$672,699
Net liability for losses and loss settlement expenses at end of period	$1,587,437	$1,447,115
Ceded losses and loss settlement expenses	207,504	191,640
Gross liability for losses and loss settlement expenses at end of period	$1,794,941	$1,638,755

There are a multitude of factors that can impact loss reserve development. Those factors include, but are not limited to, historical data, the potential impact of various loss reserve development factors and trends including historical loss experience, legislative enactments, judicial decisions, legal developments in imposition of damages, experience with alternative dispute resolution, results of our medical bill review process, the potential impact of salvage and subrogation and changes and trends in general economic conditions, including the effects of inflation. All of these factors influence our estimates of required reserves and for long tail lines these factors can change over the course of the settlement of the claim. However, there is no precise method for evaluating the specific monetary impact of any individual factor on the development of reserves.
Generally, we base reserves for each claim on the estimated ultimate exposure for that claim. We believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. We believe our approach produces reserve amounts that are reasonably consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change.
Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure. We are not aware of any significant contingent liabilities related to environmental issues.

Reserve Development

The Company business experienced $3.2 million and $0.4 million of favorable reserve development in net reserves for prior accident years for the three- and nine-month periods ended September 30, 2024, respectively. The favorable reserve development was driven primarily by reductions in prior year reserves as catastrophe experience emerged better than expected. Non-catastrophe development was neutral reflecting favorable development in commercial automobile and property lines, offset by precautionary strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation.

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

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

	Pension Plan
Three Months Ended September 30,	2024	2023

Net periodic benefit cost
Service cost	$822	$954
Interest cost	2,478	2,526
Expected return on plan assets	(3,635)	(3,756)
Amortization of prior service credit	(724)	(820)
Amortization of net loss	—	52
Net periodic benefit cost	$(1,059)	$(1,044)

	Pension Plan
Nine Months Ended September 30,	2024	2023

Net periodic benefit cost
Service cost	$2,465	$2,863
Interest cost	7,435	7,579
Expected return on plan assets	(10,906)	(11,269)
Amortization of prior service credit	(2,172)	(2,460)
Amortization of net loss	—	155
Net periodic benefit cost	$(3,178)	$(3,131)
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

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

At September 30, 2024, there were 1,104,405 authorized shares remaining available for future issuance pursuant to the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees, who are in positions of substantial responsibility with UFG. The Board of Directors, in its discretion, has also delegated authority to management to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain individuals.
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
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2024	From Inception to September 30, 2024
Beginning balance	1,150,834	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(395,489)	(4,369,346)
Number of awards forfeited or expired	349,060	1,423,751
Ending balance	1,104,405	1,104,405
Number of option awards exercised	—	1,537,336
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	40,026	340,462

Non-Qualified Non-Employee Director Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (formerly known as the 2005 Non-Qualified Non- Employee Director Stock Option and Restricted Stock Plan) (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. At September 30, 2024, the Company had 71,410 authorized shares available for future issuance pursuant to the Director Stock Plan.
The Board of Directors has the authority to determine which non-employee directors receive awards, when restricted stock, restricted stock units and options shall be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options, restricted stock and restricted stock units (other than those terms and conditions set forth in the Director Stock Plan) and the number of shares of common stock to be issued pursuant to an option, restricted stock or restricted stock unit agreements (subject to limits set forth in the Director Stock Plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Stock Plan.

The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine Months Ended September 30, 2024	From Inception to September 30, 2024
Beginning balance	103,600	300,000
Additional authorization	—	150,000
Number of awards granted	(32,190)	(418,808)
Number of awards forfeited or expired	—	40,218
Ending balance	71,410	71,410
Number of option awards exercised	—	152,336
Number of restricted stock awards vested	31,380	169,336

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2024 and 2023, the Company recognized stock-based compensation expense of $1,087 and $949, respectively.

As of September 30, 2024, we had $9,409 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2024 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2024	$1,531
2025	4,498
2026	2,792
2027	588
2028	—
Total	$9,409
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

The components of basic and diluted earnings per share were as follows for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(In thousands, except share and per share data)	2024		2023
	Basic	Diluted	Basic	Diluted
Net income (loss)	$19,748	$19,748	$6,380	$6,380
Weighted-average common shares outstanding	25,337,147	25,337,147	25,263,523	25,263,523
Add dilutive effect of restricted stock unit awards	—	575,124	—	295,997
Add dilutive effect of stock options	—	42	—	19,814
Weighted-average common shares outstanding	25,337,147	25,912,313	25,263,523	25,579,334
Earnings (loss) per common share	$0.78	$0.76	$0.25	$0.25
Awards excluded from diluted earnings per share calculation(1)	—	517,500	—	837,482
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

	Nine Months Ended September 30,
(In thousands, except share and per share data)	2024		2023
	Basic	Diluted	Basic	Diluted
Net income (loss)	$30,515	$30,515	$(49,308)	$(49,308)
Weighted-average common shares outstanding	25,308,951	25,308,951	25,244,502	25,244,502
Add dilutive effect of restricted stock unit awards	—	575,124	—	—
Add dilutive effect of stock options	—	548	—	—
Weighted-average common shares outstanding	25,308,951	25,884,623	25,244,502	25,244,502
Earnings (loss) per common share	$1.21	$1.18	$(1.95)	$(1.95)
Awards excluded from diluted earnings per share calculation(1)	—	517,500	—	814,636

(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

NOTE 8. DEBT

Long Term Debt

December 2020 Private Placement

The Company executed a private placement debt transaction on December 15, 2020, by and among United Fire & Casualty Company ("UF&C"), and Federated Mutual Insurance Company, a mutual insurance company domiciled in Minnesota ("Federated Mutual"), and Federated Life Insurance Company, an insurance company domiciled in Minnesota ("Federated Life" and, together with Federated Mutual, the "Note Purchasers"). UF&C sold an aggregate principal amount of $50,000 of notes due in 2040 to the Note Purchasers. One note with a principal amount of $35,000 was issued to Federated Mutual and one note with a principal amount of $15,000 was issued to Federated Life subject to the terms of their respective notes.

Interest payments under the long-term debt will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the United Fire &

Casualty Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the nine-month period ended September 30, 2024, interest expense totaled $2,578. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

May 2024 Private Placement
On May 31, 2024, the Company completed the private placement of $70,000 aggregate principal of senior unsecured notes due May 31, 2039 (the "Notes"), to certain qualified institutional buyers pursuant to a Master Note Purchase Agreement, dated as of May 31, 2024, by and among the Company, Ares Management, LLC ("Ares") as the lead investor (including several affiliate investors of Ares), American Republic Insurance Company and Illinois Casualty Company. The Notes were issued in a single series, with a maturity date of May 31, 2039, and bearing interest at an annual rate of 9%. Costs incurred in the issuance of debt of $3,050 were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long Term Debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income and Comprehensive Income. The interest on the Notes is payable quarterly. For the nine-month period ended September 30, 2024, interest expense totaled $2,161.
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

Membership in FHLB Des Moines provides the Company with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, the Company has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of September 30, 2024, the Company has FHLB Des Moines borrowing capacity up to $456.6 million if an immediate liquidity need would arise. The Company had no outstanding balance as of September 30, 2024 and 2023 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2024:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of June 30, 2024	(77,994)	14,866	$12	$(63,116)
Change in accumulated other comprehensive income (loss) before reclassifications	40,879	(572)	853	41,160
Reclassification adjustments from accumulated other comprehensive income (loss)	1,328	—	—	1,328
Balance as of September 30, 2024	$(35,787)	$14,294	$865	$(20,628)
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

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2024:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of January 1, 2024	(66,967)	16,010	—	$(50,957)
Change in accumulated other comprehensive income (loss) before reclassifications	26,856	(1,716)	865	26,005
Reclassification adjustments from accumulated other comprehensive income (loss)	4,324	—	—	4,324
Balance as of September 30, 2024	$(35,787)	$14,294	$865	$(20,628)
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

NOTE 10. LEASES

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as we typically do not exercise options to purchase the underlying leased asset. As of September 30, 2024, we have leases with remaining terms of one year to six years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.

The Company has six lease agreements under which the Company serves as the lessor. The properties are used for office space and parking. The terms of the leases vary depending on the property and range from two years to nine years, which may include options for renewal or to extend the lease terms. The Company has elected to categorize these leases based on length of the lease terms and applies an incremental borrowing rate.
The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of lease expense:
Operating lease expense	$2,323	$2,255	$7,076	$6,653
Less lessor income	145	172	436	333
Less sublease income	133	133	399	399
Net lease expense	2,045	1,950	6,241	5,921
Cash flows information related to leases:
Operating cash outflow from operating leases	2,050	1,952	6,234	5,996

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

BUSINESS OVERVIEW

Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in all 50 states and the District of Columbia and are represented by approximately 1,000 independent agencies.
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Part I, Item 1, Note 1. "Nature of Operations and Basis of Presentation."

Products and Lines of Business

Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance, with the last exposures related to this business expected to lapse by 2025. As of September 30, 2024, minimal exposure from the direct personal lines of business remains.

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
We review and report our results using lines of business. The following table shows the principal types of property and casualty insurance policies we write and issue, and in which lines of business they are reported:

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

Geographic Concentration

For the nine-month period ended September 30, 2024, approximately 47 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.

FINANCIAL HIGHLIGHTS

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands, except ratios)	2024	2023	%	2024	2023	%
Revenues
Net premiums earned	$300,185	$259,456	15.7%	$868,613	$770,221	12.8%
Investment income, net of investment expenses	24,459	16,459	48.6	58,830	40,508	45.2
Net investment gains (losses)	(1,680)	(1,960)	14.3	(4,111)	(2,581)	(59.3)
Other income (loss)	—	—	NM	(3,200)	—	NM
Total revenues	$322,964	$273,955	17.9%	$920,132	$808,148	13.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$187,148	$172,798	8.3%	$568,119	$598,125	(5.0)%
Amortization of deferred policy acquisition costs	71,425	62,709	13.9	204,504	181,700	12.6
Other underwriting expenses	36,454	29,096	25.3	103,532	88,231	17.3
Interest expense	2,481	797	211.3	4,800	2,391	100.8
Other non-underwriting expenses	481	179	168.7	1,688	1,553	8.7
Total benefits, losses and expenses	$297,989	$265,579	12.2%	$882,643	$872,000	1.2%

Income (loss) before income taxes	$24,975	$8,376	198.2	$37,489	$(63,852)	158.7
Federal income tax expense (benefit)	5,227	1,996	161.9	6,974	(14,544)	148.0
Net income (loss)	$19,748	$6,380	209.5%	$30,515	$(49,308)	161.9%

GAAP Ratios:
Net loss ratio(1)	62.3%	66.6%	(6.5)%	65.4%	77.7%	(15.8)%
Expense ratio(2)	35.9	35.4	1.4	35.5	35.0	1.4
Combined ratio(3)	98.2%	102.0%	(3.7)%	100.9%	112.7%	(10.5)%

Additional Loss Ratios:
Net loss ratio(1)	62.3%	66.6%	(6.5)%	65.4%	77.7%	(15.8)%
Catastrophes - effect on net loss ratio(4)	4.4	5.9	(25.4)	6.7	7.8	(14.1)
Reserve development - effect on net loss ratio(4)	—	0.2	(100.0)	—	7.0	(100.0)
Underlying loss ratio(4) (Non-GAAP)	57.9%	60.5%	(4.3)%	58.7%	62.9%	(6.7)%
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

RESULTS OF OPERATIONS

For the three-month period ended September 30, 2024, net income was $19.7 million compared to net income of $6.4 million for the same period of 2023. For the nine-month period ended September 30, 2024, net income was $30.5 million compared to a net loss of $49.3 million for the same period of 2023. These changes from the prior year are primarily due to continued premium growth and improved underwriting and investment income.

Net premiums earned increased 15.7 percent and 12.8 percent during the three- and nine-month periods ended September 30, 2024, compared to the same periods of 2023, led by continued growth in our core commercial and assumed reinsurance business units. For the three-month period ended September 30, 2024, the overall average increase in renewal premiums was 12.4 percent, with 1.1 percent from exposure increases and 11.2 percent from rate increases. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 13.4 percent, with 1.1 percent from exposure changes and 12.2 percent from rate increases.

Net investment income was $24.5 million for the third quarter of 2024, an increase of $8.0 million compared to the third quarter of 2023. Income from our fixed income portfolio increased by $4.2 million due to portfolio management actions and investing at higher interest rates. Income on other long-term investments resulted in an additional $4.3 million as the valuation of our investments in limited liability partnerships varies from period to period. Net investment income for the nine-month period ended September 30, 2024 was $58.8 million, an increase of $18.3 million compared to the same period of 2023. The change in value of our limited liability partnerships contributed $9.3 million, higher investment yields from our fixed income portfolio increased $8.6 million, interest received on cash and cash equivalent balances increased $3.7 million and was partially offset by a $2.7 million decrease in dividends on equity securities and higher investment expenses of $1.3 million.

The Company recognized net investment losses of $1.7 million during the third quarter of 2024, compared to net investment losses of $2.0 million for the same period in 2023. The decrease of $0.3 million was due primarily to net losses on equity securities of $1.9 million in 2023 as compared to an increase of $1.7 million of net losses on the sale of fixed maturity securities in 2024. The Company recognized net investment losses of $4.1 million and $2.6 million during the nine-month periods ended September 30, 2024 and 2023, respectively. The increase of $1.5 million was primarily due to an increase of $5.3 million related to losses on the sale of fixed maturity securities offset by an increase of $3.2 million of gains on equity securities in 2024. For a detailed discussion of our investment results, refer to the "Investment Portfolio" section below.

In July 2024, the Company identified rating errors related to umbrella and general liability products that resulted in an overcharge to certain policyholders. Corrective actions have been implemented and the Company has reached a resolution with the Iowa Insurance Division resulting in no further action and no financial impact to the Company. Our estimated liability may change as additional information becomes available and as we continue to work with regulators in other states to achieve resolution. For more information on this item, refer to Note 1 "Nature of Operations and Basis of Presentation" under "Contingent Liability" subheading in the Notes to the Consolidated Financial Statements.

Losses and loss settlement expenses increased by 8.3 percent and decreased 5.0 percent during the three- and nine-month periods ended September 30, 2024, respectively, compared to the same periods of 2023. The increase for the three-month period ended September 30, 2024 is due to continued growth in our core commercial and assumed reinsurance business units. The decrease for the nine-month period ended September 30, 2024 is primarily driven by neutral prior year reserve development in the current period compared to the unfavorable prior year reserve development in the prior period. The prior year was also impacted by elevated surety losses, which did not repeat in the current year.

The GAAP combined ratio improved by 3.8 points to 98.2 percent for the third quarter of 2024, compared to 102.0 percent for the same period in 2023. The improvement was driven by a decrease in the underlying loss ratio of 2.6 points, prior period reserve improvement of 0.2 points, catastrophe loss ratio improvement of 1.5 points, slightly offset by the underwriting expense ratio deterioration of 0.5 points. The GAAP combined ratio improved by 11.8 points to 100.9 percent for nine-month period ended September 30, 2024, compared to the same period in 2023. The improvement was driven by a decrease in the underlying loss ratio of 4.2 points, prior period reserve improvement of 7.0 points, catastrophe loss ratio improvement of 1.1 points, slightly offset with an increase in the underwriting expense ratio of 0.5 points.

The underlying loss ratio improved 2.6 and 4.2 points during the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, reflecting strong earned rate achievement exceeding loss trends, continued underwriting discipline, and normalizing surety losses that negatively impacted 2023 results. The net loss ratio improved 4.3 and 12.3 points during the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. Prior period reserve strengthening was neutral in the third quarter of 2024, compared to 0.2 percent in the third quarter of 2023.

Pre-tax catastrophe losses in the third quarter of 2024 added 4.4 points to the GAAP combined ratio compared to 5.9 points added to the GAAP combined ratio in the third quarter of 2023 and added 6.7 points to the GAAP combined ratio for the nine-month period ended September 30, 2024 as compared to 7.8 points during the same time period in 2023. The catastrophe loss ratio was below both our five-year and 10-year historical averages for the third quarter of 2024.

The underwriting expense ratio for the third quarter of 2024 was 35.9 percent compared to 35.4 percent for the third quarter of 2023 as a result of stronger business performance during the current quarter and increased technology costs as we invest for continued growth. The underwriting expense ratio for the nine-month period ended September 30, 2024 was 35.5 percent compared to 35.0 percent for the same time period for 2023.

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

Reserve development amounts can vary significantly from quarter-to-quarter and year-to-year depending on a number of factors, including the number of claims settled and the settlement terms, and are subject to reallocation between accident years and lines of business. At September 30, 2024, our total reserves were within a reasonable range of our actuarial estimates.

2024 Development

The property and casualty insurance business experienced $3.2 million and $0.4 million of favorable reserve development in net reserves for prior accident years for the three- and nine-month periods ended September 30,

2024, respectively. The favorable reserve development was driven primarily by reductions in prior year catastrophe reserves as experience emerged better than expected. Non-catastrophe development was neutral reflecting favorable development in commercial automobile and property lines, offset by strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation.

2023 Development

The property and casualty insurance business experienced $4.4 million and $59.2 million of reserve strengthening in net reserves for prior accident years for the three- and nine-month periods ended September 30, 2023, respectively. During 2023, the Company made additional advancements to its reserve review processes and analyses, including increased segmentation on unique exposures, which resulted in deeper insights and understanding of loss experience and significant movements in reserve development across a range of commercial liability lines of business. The significant driver of the reserve strengthening was an increase in long-tailed other liability reserves primarily due to increased loss cost trends related to economic and social inflation. The commercial automobile line of business also experienced reserve strengthening in reaction to continuing loss trends in post-2020 accident years. These increases were partially offset by favorable development in workers' compensation and fire and allied lines.

The following tables display our net premiums earned, net losses and loss settlement expenses and net loss ratio by line of business:

Three Months Ended September 30,	2024			2023
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
	Premiums	Expenses	Loss	Premiums	Expenses	Loss
(In thousands, except ratios)	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability(1)	$86,688	$68,495	79.0%	$78,090	$34,466	44.1%
Fire and allied lines(2)	64,070	34,113	53.2	64,531	53,602	83.1
Automobile	62,489	22,214	35.5	53,929	46,186	85.6
Workers' compensation	13,959	14,630	104.8	13,366	9,616	71.9
Surety(3)	15,900	4,799	30.2	9,279	6,575	70.9
Miscellaneous	2,840	3,104	109.3	883	112	12.7
Total commercial lines	$245,946	$147,355	59.9%	$220,078	$150,557	68.4%

Personal lines
Fire and allied lines(4)	$2,780	$(1,753)	(63.1)%	$1,616	$1,304	80.7
Automobile	332	198	NM	—	49	NM
Miscellaneous	2	171	NM	5	(83)	NM
Total personal lines	$3,114	$(1,384)	(44.4)%	$1,621	$1,270	78.3%
Assumed reinsurance	$51,125	$41,177	80.5%	$37,757	$20,971	55.5%
Total	$300,185	$187,148	62.3%	$259,456	$172,798	66.6%
(1) Commercial lines "Other liability" is business insurance covering bodily injury and property damage arising from general business operations, accidents on the insured's premises and products manufactured or sold.
(2) Commercial lines "Fire and allied lines" includes fire, allied lines, commercial multiple peril and inland marine.
(3) Commercial lines "Surety" previously referred to as "Fidelity and surety."
(4) Personal lines "Fire and allied lines" includes fire, allied lines, homeowners and inland marine.
NM = Not meaningful

Nine Months Ended September 30,	2024			2023
		Net Losses			Net Losses
		and Loss			and Loss
	Net	Settlement	Net	Net	Settlement	Net
	Premiums	Expenses	Loss	Premiums	Expenses	Loss
(In thousands, except ratios)	Earned	Incurred	Ratio	Earned	Incurred	Ratio
Commercial lines
Other liability	$252,011	$200,980	79.8%	$237,523	$194,115	81.7%
Fire and allied lines	190,123	109,293	57.5	182,805	151,539	82.9
Automobile	176,688	109,624	62.0	154,806	136,875	88.4
Workers' compensation	39,901	29,291	73.4	40,413	19,316	47.8
Surety	44,748	14,992	33.5	27,611	15,668	56.7
Miscellaneous	6,579	5,131	78.0	1,522	277	18.2
Total commercial lines	$710,050	$469,311	66.1%	$644,680	$517,790	80.3%

Personal lines
Fire and allied lines	$10,423	$3,215	30.8%	$4,568	$3,631	79.5%
Automobile	575	308	NM	—	(326)	NM
Miscellaneous	8	193	NM	18	(148)	NM
Total personal lines	$11,006	$3,716	33.8%	$4,586	$3,157	68.8%
Assumed reinsurance	$147,557	$95,092	64.4%	$120,955	$77,178	63.8%
Total	$868,613	$568,119	65.4%	$770,221	$598,125	77.7%

Below are explanations regarding significant changes in the net loss ratios by line of business:

•Other liability lines - The net loss ratio deteriorated 34.9 and improved 1.9 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. Loss emergence is within our expectations; however, prior period and 2024 accident year reserves were strengthened relative to 2023 to guard against future severity uncertainty and social inflation impacts.

•Commercial fire and allied lines - The net loss ratio improved 29.8 and 25.4 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, driven by favorable catastrophe losses in the current year and underlying loss ratio improvement driven by rate achievement in excess of trend and improving frequency and lower severity of losses.

•Commercial automobile - The net loss ratio improved 50.1 and 26.4 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily driven by favorable prior year development in the current year as compared to adverse development in 2023 and improvement in the underlying loss ratio driven by rate achievement in excess of trend and improving frequency.

•Workers' compensation - The net loss ratio deteriorated 32.9 and 25.6 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. The underlying loss ratio was impacted by a large loss occurring in the quarter. Prior year development was adverse in 2024 driven by a reduction in ceded reserves related to excess loss experience emerging below expectations in prior years.

•Surety - The net loss ratio improved 40.7 and 23.2 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, driven by fewer large losses than in the prior year and current year results performing in line with historical profitable levels.

•Assumed reinsurance - The net loss ratio deteriorated 25.0 and 0.6 points in the three- and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023, driven by several catastrophe events associated with an individual account. Prior year reserve development was neutral for the three-month period ended September 30, 2024 as compared to favorable reserve development for the corresponding period in 2023.

Financial Condition

Stockholders' equity increased to $785.8 million at September 30, 2024, from $733.7 million at December 31, 2023. The Company's book value per share was $31.01, which is an increase of $1.97 per share, or 6.8 percent, from December 31, 2023. The increase is primarily attributable to net income of $30.5 million and reduction in net unrealized losses of $31.2 million on fixed maturity securities, slightly offset with shareholder dividends of $12.2 million during the first nine months of 2024.

Investment Portfolio

Our invested assets totaled $2.0 billion at September 30, 2024, compared to $1.9 billion at December 31, 2023, an increase of $109 million. During the first quarter of 2024, we liquidated the remainder of our equity securities portfolio to complete the strategic reallocation of equity securities to fixed income assets. At September 30, 2024, fixed maturity securities made up 92.9 percent of the value of our investment portfolio. Because the primary purpose of our investment portfolio is to fund future claims payments, we use a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. During the first quarter of 2024, the Company announced and entered into an investment management agreement with New England Asset Management ("NEAM") effective as of February 1, 2024, pursuant to which NEAM will provide investment management services.
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
The composition of our investment portfolio at September 30, 2024 is presented at carrying value in the following table:

		Percent
(In thousands, except ratios)	Carrying Value	of Total
Fixed maturities, available-for-sale(1)	$1,852,791	92.9%
Mortgage loans	41,081	2.0
Other long-term investments	101,480	5.1
Short-term investments	100	—
Total	$1,995,452	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.

As of September 30, 2024 and December 31, 2023, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Credit Quality

The table below shows the composition of fixed maturity securities held in our available-for-sale security portfolios by credit rating at September 30, 2024 and December 31, 2023. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	September 30, 2024		December 31, 2023
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$911,539	49.2%	$635,023	37.7%
AA	296,107	16.0	456,310	27.1
A	376,859	20.3	255,490	15.1
Baa/BBB	257,820	13.9	312,246	18.5
Other/Not Rated	10,466	0.6	27,433	1.6
	$1,852,791	100.0%	$1,686,502	100.0%

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
Investment Results
We invest the premiums received from our policyholders in order to generate investment income, which is an important component of our revenues and profitability. The amount of investment income that we are able to generate is affected by many factors, some of which are beyond our control. Some of these factors are volatility in the financial markets, economic growth, inflation, interest rates, world political conditions, terrorist attacks or threats of terrorism, adverse events affecting other companies in our industry or the industries in which we invest and other unpredictable national or world events. Our net investment income increased in the three- and nine-month periods ended September 30, 2024, compared with the same periods of 2023, primarily due to the higher yields in the fixed income portfolio, reinvestment in the fixed income portfolio, higher interest rates on short term money market and short term investments, and an increase in the value of our investments in limited liability partnerships.

Investment Results
	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2024	2023	Change %	2024	2023	Change %
Investment income:
Interest on fixed maturities	$18,719	$14,472	29.3%	$49,826	$41,192	21.0%
Dividends on equity securities	—	639	(100.0)%	341	3,067	(88.9)%
Income on other long-term investments	5,408	1,093	394.8%	5,789	(3,491)	(265.8)%
Other	3,173	2,574	23.3%	11,259	6,868	63.9%
Total investment income	$27,300	$18,778	45.4%	$67,215	$47,636	41.1%
Less investment expenses	2,841	2,319	22.5%	8,385	7,128	17.6%
Net investment income	$24,459	$16,459	48.6%	$58,830	$40,508	45.2%

Average yields on fixed income securities pre-tax(1)	3.97%	3.35%	0.62%	3.63%	3.20%	0.43%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses

We hold certain investments in limited liability partnerships that are recorded on the equity method of accounting, with changes in the value of these investments recorded in investment income. In the three- and nine-month periods ended September 30, 2024, the change in total value of our investments in limited liability partnerships resulted in investment gains of $5.4 million and $5.8 million, respectively, as compared to investment gains of $1.1 million and investment losses of $3.5 million in the same periods of 2023.
We had net investment losses of $1.7 million and $4.1 million during the three- and nine-month periods ended September 30, 2024, respectively, as compared to net investment losses of $2.0 million and $2.6 million during the same periods of 2023. The losses in 2024 are driven by an investment strategy execution to increase fixed maturity yield, while the 2023 losses were driven by equity security losses.

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
The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2024 and 2023:

Cash Flow Summary	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash provided by (used in)
Operating activities	$183,950	$149,506
Investing activities	(143,072)	(164,661)
Financing activities	54,447	(12,345)
Net change in cash and cash equivalents	$95,325	$(27,500)
Our cash flows were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2024 and 2023 and we anticipate they will be sufficient to meet our future liquidity needs for at least the next 12 months. We also have the ability to draw on our credit facility if needed.

Operating Activities

Net cash flows from operating activities had inflows of $184.0 million and inflows of $149.5 million for the nine-month periods ended September 30, 2024 and 2023, respectively. In the nine-month period ended September 30, 2024, the net operating cash inflows were driven by premium and investment income offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
In addition to investment income, possible sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $491.2 million, or 26.5 percent, of our fixed maturity portfolio will mature.
We invest funds required for short-term cash needs primarily in money market accounts, which are classified as cash equivalents. At September 30, 2024, our cash and cash equivalents included $105.9 million related to these money market accounts, compared to $20.3 million at December 31, 2023. The increase in money market funds is primarily due to the timing of investment sales and purchases, which resulted in a temporary increase before reinvestment into other securities.
Net cash flows used in investing activities were $143.1 million for the nine-month period ended September 30, 2024, compared to net cash flows used in investing activities of $164.7 million for the nine-month period ended September 30, 2023. For the nine-month periods ended September 30, 2024 and 2023, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $541.2 million and $98.6 million, respectively. Our cash outflows for investment purchases were $675.4 million for the nine-month period ended September 30, 2024, compared to $255.3 million for the same period of 2023.
Financing Activities
Net cash flows provided by financing activities were $54.4 million for the nine-month period ended September 30, 2024, compared to $12.3 million used in the nine-month period ended September 30, 2023. This increase of $66.8 million was the result of our successful completion of $70 million private placement offering of senior unsecured notes completed in the second quarter of 2024.
Credit Facilities

On December 22, 2023, UF&C became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of September 30, 2024, there were no advances outstanding under the FHLB Des Moines agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $12.2 million and $12.1 million in each of the nine-month periods ended September 30, 2024 and 2023, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.

As a holding company with no independent operations of its own, we rely on dividends received from our insurance company subsidiaries in order to pay dividends to our common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws of the states in which they are domiciled, and if applicable, commercially domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2024, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $42.1 million in dividend payments without prior regulatory approval. We do not believe that these restrictions have a material impact in meeting the cash obligations of UFG.
Funding Commitments

Pursuant to an agreement with our limited liability partnership investments, we are contractually committed through July 10, 2030, to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $24.4 million at September 30, 2024. These partnerships are included in our other long term investments on the Consolidated Balance Sheets with a current fair value of $100.2 million, or 5.0 percent of our total invested assets, as of September 30, 2024.

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

Catastrophe losses is an operational measure which utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss settlement expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. The following table shows the breakdown of ISO and non-ISO catastrophes for the three- and nine-month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
ISO catastrophes	$12,672	$10,749	$56,559	$56,354
Non-ISO catastrophes(1)	594	4,546	1,666	3,705
Total catastrophes	$13,266	$15,295	$58,225	$60,059
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

It is our philosophy that we do not utilize financial hedges or derivative financial instruments to manage risks, nor do we enter into any swap, forward or option contracts, but rather attempt to mitigate our exposure through active portfolio management. In addition, we place the majority of our investments in high-quality, liquid securities and limit the amount of credit exposure to any one issuer. At September 30, 2024, we did not have direct exposure to investments in sub-prime mortgages or other credit-enhancement exposures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2024 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The Board of Directors reauthorized the share repurchase program in November 2022 through August 2024. There are 1,719,326 shares of common stock remaining under this authorization. There were no purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, during the three-month period ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the third quarter of 2024, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023; (ii) Consolidated Statements of Income and Comprehensive Income (unaudited) for the three- and nine- month periods ended September 30, 2024 and 2023; (iii) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and nine- month periods ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2024 and 2023; and (v) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

November 6, 2024	November 6, 2024
(Date)	(Date)