Form 10-K
period 2024-12-31
UNITED FIRE GROUP INC
filed 2025-02-26
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 2024 was approximately $0.5 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 18, 2025, 25,381,478 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 21, 2025.

FORM 10-K TABLE OF CONTENTS

PART I.
ITEM 1. BUSINESS
OVERVIEW
Founded in 1946, United Fire Group, Inc. ("UFG", the "Registrant", the "Company", "we", "us", or "our") and its subsidiaries are engaged in the business of writing property and casualty insurance through a network of independent agencies. Our insurance company subsidiaries are currently licensed as property and casualty insurers in all 50 states, plus the District of Columbia. Our principal executive office is located at 118 Second Avenue SE, Cedar Rapids, Iowa 52401.
The Company owns 100 percent of United Fire & Casualty Company ("UF&C"), which owns 100 percent of eight subsidiaries: (1) Addison Insurance Company; (2) Lafayette Insurance Company; (3) United Fire & Indemnity Company; (4) Mercer Insurance Company; (5) Financial Pacific Insurance Company; (6) UFG Specialty Insurance Company; (7) United Real Estate Holdings LLC and (8) McIntyre Cedar UK Limited. Mercer Insurance Company owns 100 percent of two subsidiaries: (1) Franklin Insurance Company; and (2) Mercer Insurance Company of New Jersey, Inc. McIntyre Cedar UK Limited owns 100 percent of McIntyre Cedar Corporate Member LLP.
PROPERTY AND CASUALTY INSURANCE BUSINESS
Commercial Lines Business
Our business is comprised primarily of commercial lines of property and casualty insurance, including surety bonds. Our primary commercial policies are tailored business packages that include the following lines of business: fire and allied lines, other liability, automobile, workers' compensation and surety. Our core commercial products support a wide variety of customers, including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 1,000 independent property and casualty agencies.
We partner with managing general agents ("MGAs") to offer delegated underwriting programs providing niche products, including marine specialty, professional liability and earthquake coverages. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis. Through its McIntyre Cedar Corporate Member ("MCCM”) subsidiary, the Company is a member of Lloyd's of London ("Lloyd's"). Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite insurance through a managing agent in return for receiving premiums. The Company participates in multiple syndicates that cover a range of property and casualty insurance and reinsurance lines.
The Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance.
All of our property and casualty insurance subsidiaries belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
For a more detailed discussion of our products, refer to the "Business Overview" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".
Personal Lines Business
Our personal fire and allied lines includes proportional assumed reinsurance for homeowners multi-peril coverage. Our personal lines also consist of automobile and fire and allied lines coverage, including homeowners. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance. There is an immaterial amount of personal lines business remaining, primarily in the state of New Jersey, with the last exposures due to certain regulatory, non-renewal limitations expected to lapse before December 31, 2025. As of December 31, 2024, the Company had minimal exposure remaining from the direct personal lines business.

Operating Segments
We operate as one operating segment. Our revenues are primarily derived from premiums earned for property and casualty insurance products issued to customers. For additional information, see Note 10, "Segment Information," in Part II, Item 8, "Financial Statements and Supplementary Data."
Pricing
Pricing levels for our property and casualty insurance products are influenced by many factors, including an estimation of expected losses; the expenses of producing, issuing and servicing business and managing claims; the time value of money associated with such loss and expense cash flows; and a reasonable allowance for profit. We have a disciplined approach to underwriting and risk management that emphasizes profitable growth rather than premium volume or market share.
Seasonality
Our property and casualty insurance business experiences seasonality with regard to premiums written, which are generally highest in January and July and lowest during the fourth quarter. Although we experience seasonality in our premiums written, premiums are earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses which generally are highest in the second and third quarters. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.

Competition
The property and casualty insurance industry is highly competitive. We compete with numerous property and casualty insurance companies in the regional and national market, some of which are substantially larger and have considerably greater financial and other resources. Except for regulatory considerations, there are limited barriers to entry into the insurance industry. Our competitors may be domestic or foreign, as well as licensed or unlicensed. The exact number of competitors within the industry is not known. Insurers compete on the basis of reliability, financial strength and stability, ratings, underwriting consistency, service, business ethics, price, performance, capacity, policy terms and coverage conditions.
In addition, because our primary commercial products are marketed exclusively through independent insurance agencies, most of which represent more than one company, we face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products through agents, as well as companies that sell insurance directly to their customers.
Because we rely solely on independent agencies to market our primary commercial products, we offer a competitive commissions program and a rewarding profit-sharing plan as incentives for agents to place high-quality property and casualty insurance business with us. We tier our agents to objectively recognize our top performers including additional compensation in our profit-sharing plan. We offer incentive trips and promotions to build UFG loyalty.
Our competitive advantages include our commitments to:
•Strong agency relationships:
◦Highly-experienced personnel focused on strong service-oriented relationships.
◦A team of regional managers is responsible for deepening the agency relationships needed to drive profitable growth and the field execution of underwriting strategies for the core commercial business.
•Exceptional service: Our agents and policyholders always have the option to speak with a real person.
•Fair and prompt claims handling: We view claims handling experiences as an opportunity to demonstrate our exemplary customer service to our policyholders.

•Specialized underwriting expertise: We empower our underwriters with the knowledge and tools needed to make good decisions for the Company.
•Superior loss control services: Our loss control representatives make multiple visits to policyholder businesses and job sites each year to ensure safety and make loss prevention recommendations.
•Effective and efficient use of technology: We use technology to provide enhanced service to our agents and policyholders, not to replace our personal relationships, but to reinforce them.
REINSURANCE
Incorporated by reference from the "Reinsurance" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 "Reinsurance" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

RESERVES
Incorporated by reference from the "Critical Accounting Estimates" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 "Reserves for Losses and Loss Settlement Expenses" in Part II, Item 8, "Financial Statements and Supplementary Data."

INVESTMENTS
Incorporated by reference from Part II, Items 7 and Item 7A, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk" under the headings "Investments," "Market Risk" and "Critical Accounting Estimates," Note 1 "Summary of Significant Accounting Policies" under the heading "Investments," Note 2 "Investments," and Note 3 "Fair Value of Financial Instruments," contained in Part II, Item 8, "Financial Statements and Supplementary Data."

COMPLIANCE WITH GOVERNMENT REGULATION
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each jurisdiction in which we operate has established supervisory agencies with broad administrative powers. While we are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations, the new presidential administration has implemented many changes to federal regulations and regulatory agencies and the potential impact of such regulations is difficult to predict.
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

Insurance Holding Company Regulation
We are regulated as an insurance holding company system in the states of domicile of our property and casualty insurance companies: Iowa (UF&C, UFG Specialty Insurance Company and Addison Insurance Company), California (Financial Pacific Insurance Company), Louisiana (Lafayette Insurance Company), New Jersey (Mercer Insurance Company of New Jersey, Inc.), Pennsylvania (Mercer Insurance Company and Franklin Insurance Company) and Texas (United Fire & Indemnity Company and its affiliate, United Fire Lloyds, which is organized as a Texas Lloyds plan). These regulations require that we annually furnish financial and other information about the operations of the individual companies within our holding company system. Generally, the insurance laws of these states provide that notice to the state insurance commissioner is required before finalizing any transaction affecting the ownership or control of an insurer and before finalizing certain material transactions between an insurer and any person or entity within its holding company system. In addition, some of those transactions cannot be finalized without the state insurance commissioner's prior approval.
The Model Insurance Holding Company System Regulatory Act, as amended (the "Amended Model Act") identified the concept of "enterprise risk" within an insurance company holding system. Enterprise risk is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The Amended Model Act imposes more extensive informational requirements on us, including requiring us to prepare an annual enterprise risk report that identifies the material risks within our insurance company holding system that could pose enterprise risk to our licensed insurers.

Restrictions on Shareholder Dividends
As an insurance holding company with no independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
Price Regulation
Our primary commercial business is subject to regulatory constraints. Nearly all states have insurance laws requiring us to file rating manuals, policy or coverage forms, and other information with the state's regulatory authority. In certain states, rating manuals, policy forms, or both, must be approved prior to use. While insurance laws vary from state to state, their objectives are generally the same: an insurance rate cannot be excessive, inadequate, or unfairly discriminatory. The speed with which we can change our rates in response to competition or in response to increasing costs depends, in part, on the responsiveness of state regulators to allow adequate rates for the business we write. Pricing and product changes in our other businesses, though still subject to certain regulatory oversight, are afforded more flexibility by regulators to respond to emerging operating and claims costs and overall market dynamics.
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
Statutory Accounting Principles
For public reporting, insurance companies prepare financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). However, state laws require us to calculate and report certain data according to statutory accounting principles as defined in the NAIC Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data is frequently used by independent rating agencies and industry analysts to facilitate comparisons of insurance companies.

Insurance Reserves
State insurance laws require that insurance companies analyze the adequacy of their reserves annually. Our appointed actuary must submit an opinion that our statutory reserves are adequate to meet policy claims-paying obligations and related expenses.
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2024, all of our insurance companies had capital in excess of the required levels.

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
Dodd-Frank expanded the federal presence in insurance oversight and increased regulatory requirements that are applicable to us. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed with insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also established the Federal Insurance Office within the U.S. Department of the Treasury that is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.
Dodd-Frank and the Sarbanes-Oxley Act also contain several provisions related to corporate governance and disclosure matters. In response to Dodd-Frank, the Securities and Exchange Commission ("SEC") has adopted or proposed rules regarding director independence, director and officer hedging activities, executive compensation clawback policies, compensation advisor independence, pay versus performance disclosures, internal pay equity disclosures, and shareholder proxy access. These laws require or permit national stock exchanges or associations, such as the Nasdaq Stock Market LLC (the "Nasdaq Stock Market"), where we list our equity securities, to mandate certain governance practices. We continue to monitor developments under Dodd-Frank (and federal regulation more broadly) and their impact on us, insurers of similar size and the insurance industry as a whole.

FINANCIAL STRENGTH AND ISSUER CREDIT RATING
Our financial strength is regularly reviewed by an independent rating agency that assigns a rating based upon criteria such as results of operations, capital resources and minimum policyholders' surplus requirements. An insurer's financial strength rating is one of the primary factors evaluated by those in the market to purchase insurance. A poor rating indicates that there is an increased likelihood that the insurer could become insolvent and therefore not able to fulfill its obligations under the insurance policies it issues. This rating can also affect an insurer's level of premium writings, the lines of business it can write and the market value of its securities. A.M. Best also assigns long-term issuer credit ratings based on a company's ability to repay its debts.
Our property and casualty subsidiaries (collectively known as "United Fire & Casualty Group") are rated by A.M. Best Company, Inc. ("A.M. Best") on a group basis. The table below shows the current ratings assigned to our companies by A.M. Best.

	Financial Strength Rating	Issuer Credit Rating	Rating Held Since
United Fire & Casualty Group	A-	a-	2023
United Fire Group, Inc.	N/A	bbb-	2023

On August 18, 2023, UFG and our property and casualty subsidiaries received a rating downgrade from A.M. Best. For United Fire & Casualty Group, the financial strength rating was downgraded to A- (Excellent) from A (Excellent) and the issuer credit rating was downgraded to "a-" (Excellent) from "a" (Excellent). Concurrently, for UFG, A.M. Best downgraded the issuer credit rating to "bbb-" (Good) from "bbb" (Good). According to A.M. Best, companies rated "A-" have "an excellent ability to meet their ongoing obligations to policyholders." The outlook of these credit ratings is stable and there was no change in the outlook in December 2024. Refer to Part I, Item 1A. "Risk Factors" for additional information on financial strength and issuer credit ratings.

HUMAN CAPITAL
Organization core values
Working together as one, we are always striving to deliver on our promises of employee success, policyholder protection, agent opportunity, shareholder value and community support. This unified ideology guides every aspect of the way we conduct business at UFG.
Strategy for success
Our "One UFG: Boldly Forward" strategy unites our people in purpose and drives our mission of superior operational and financial performance. It is centered on five strategic pillars of long-term profitability, diversified growth, people development, continuous innovation and expense management. These pillars provide us with a strong foundation for success as we work together to deliver on our promises to all UFG stakeholders.

Corporate culture
We are committed to cultivating and preserving a culture that fosters the success of our employees. Our purpose is to invest in people to build enduring relationships with those we serve. We invite our people to bring their authentic whole self to work, be inspired to form lasting relationships and to do their best each day.
Our commitment is reinforced through initiatives centered on our people, partners, and philanthropy, creating a work environment built on the premise of a strong sense of belonging that encourages:
a.Respectful communication and cooperation between all employees.
b.Teamwork and participation that empowers and advances all perspectives.
c.Work-life balance to accommodate employees' varying needs.
d.Giving back to the communities we serve to advance change and promote greater understanding and respect.

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
f.Ensuring that employees exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and company-participating events. Inclusive conduct applies to all in-office, hybrid, remote and field employees.

It is through our shared awareness and commitment to these principles that we foster a culture of belonging, where everyone is welcome, respected and appreciated.

		2024	2023	2022
Employee data
Workforce data	Headcount	877	852	1,095
	Average tenure in years	7.8	9.0	8.7
	Percent of self-identified women in workforce	54.7%	55.0%	57.4%
	Percent of self-identified racial/ethnic minorities in workforce	15.9%	14.1%	13.8%
	Voluntary turnover rate*	13.3%	26.8%	12.3%
Human rights/Social	Equal employment opportunity policy	Y	Y	Y
	Human and labor rights policy	Y	Y	Y
Ethics	Anti-bribery & anti-corruption policy and training	Y	Y	Y
	Code of ethics and business conduct	Y	Y	Y
Community	Employee volunteer hours	863	1,676	1,690
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
Our commitment to advancing the mental and physical health of our people includes a variety of fitness and educational offerings to help employees make healthy choices. We also offer on-site wellness centers at several of our offices or stipends at other branch locations.

Sustainability as a Driver of Shareholder Value
As a property and casualty insurer, UFG is acutely aware of the growing risks to business, insureds and communities stemming from sustainability issues. A few of our 2024 sustainability-related achievements include:
•Reduction in Fleet Vehicles
From 2022 through the end of 2024 we minimized the size of our fleet by 28% and reduced miles driven by 38%. This reduction significantly decreased our carbon footprint and reduced greenhouse gas emissions.
•GHG Emission Targets and Sustainability Reporting
We recently set initial GHG category and scope emissions. In 2024, we implemented a sustainability platform that will allows us to measure, manage, and report out on targeted sustainability efforts. Sustainability reporting and GHG emission data are disclosed to our employees, shareholders, and insureds on our public facing website at www.ufginsurance.com.

COMPANY WEBSITE AND AVAILABILITY OF INFORMATION
The Company's website is www.ufginsurance.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. We provide free and timely access to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. To access these filings, go to the Company's website and under the "Investors" heading, click on "Financial Documents" then "SEC Filings."
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers as of February 26, 2025:

Name	Age	Position
Kevin J. Leidwinger	61	President and Chief Executive Officer, Principal Executive Officer
Julie A. Stephenson	57	Executive Vice President and Chief Operating Officer
Eric J. Martin	54	Executive Vice President, Chief Financial Officer and Principal Financial Officer
Sarah E. Madsen	46	Senior Vice President, Chief Legal Officer and Corporate Secretary
Steven D. Hernandez	58	Senior Vice President and Chief Human Resources Officer
Corey L. Ruehle	51	Senior Vice President and Chief Claims Officer

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
Julie A. Stephenson joined UFG as our Executive Vice President and Chief Operating Officer in January 2023. Ms. Stephenson has over 25 years of experience in the insurance industry, most recently serving as global head of casualty reinsurance at Swiss Re. Prior to joining Swiss Re in 2021, she held the positions of Chief Operating Officer-Middle Market (2019-2021) and Commercial Chief Underwriting Officer (2015-2019) at CNA Insurance and Global Liability Manager for Chubb Insurance.
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
Sarah E. Madsen became our Vice President, Chief Legal Officer, and Corporate Secretary in April 2022 and was appointed Senior Vice President in March 2024. Ms. Madsen previously served as Assistant General Counsel from 2018-2022. Prior to joining UFG, she served as corporate counsel for a national insurance and financial strategies firm, counsel for a global non-profit and was a partner at a St. Paul, MN-based law firm, where she practiced financial services, insurance, and commercial litigation. Ms. Madsen holds a CPCU designation.
Steven D. Hernandez became our Senior Vice President and Chief Human Resources Officer in May 2024. Prior to joining UFG, he served as Senior Vice President at CNA Insurance from 2016-2024 and held various leadership roles at Chubb Group of Insurance Companies.
Corey L. Ruehle became our Vice President and Chief Claims Officer in 2019 and was appointed Senior Vice President in March 2024. He joined UFG as a Commercial Underwriter in 2001. Between 2001 and 2019 he served in various capacities, including as Underwriting Supervisor, Underwriting Manager and Branch Manager of the Midwest region. Mr. Ruehle has the Associate in Commercial Underwriting (AU) and Certified Insurance Counselor (CIC) professional designations.

ITEM 1A. RISK FACTORS
We provide readers with the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from our historic or anticipated results. We could also be adversely affected by other factors, in addition to those listed here. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial could have a material effect on our business, results of operations, financial condition and/or liquidity.
Additional information concerning factors that could cause actual results to differ materially from those contained in the forward-looking statements is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Business Strategy
The success of our strategy may be adversely impacted by various internal and external factors.
We have set a strategy to grow our business. We expect to execute on our strategy, but our success could be impacted by several different risks including but not limited to regulatory changes, economic conditions, technological advancements, cybersecurity threats, operational risks, intense market competition, and talent risks. We continually monitor these risks and mitigate their potential likelihood and impact. We also adjust our strategy as needed as results are realized or projections indicate any potential weaknesses in the adequacy or execution of our strategic plan. Our efforts to successfully mitigate risks to our strategy are not guaranteed, which could materially impact our financial condition and the results of our operations.
Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite.
Our direct insurance products are marketed exclusively through independent insurance agencies, all of which represent more than one company. We face competition within each agency to retain qualified independent agents. Our competitors include companies that market their products via independent agents, exclusive agents and companies that sell insurance directly to their customers.
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
We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offering, implementation of technology and data analytics.
We compete with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies, including banks, mutual funds, broker-dealers and asset-managers. Our competitors may attempt to increase their market share by lowering rates. Losing business to competitors offering similar products at lower prices or who have a competitive advantage may adversely affect the results of our operations.

We use various actuarial techniques and data analytics to understand our risk exposures such as frequency and severity of different types of insurance claims. The data we rely on for these analytics includes experience data from our own business (e.g., policies written, characteristics, coverages, and details of associated losses) and data attained from third parties, including industry results. We use outputs of predictive models and other analytics to assist in decision making related to underwriting, pricing, claims management (including reserving), and catastrophe risk exposure management.
Emerging technology, including artificial intelligence, offers opportunities to underwrite and price business more efficiently and accurately, thus lowering costs. If we are not able to use technology and data analytics as effectively as our competitors, our competitiveness and ability to write and retain business within our risk appetite will be impacted. This may reduce the profitability of the business we do write or retain and negatively affect our ability to meet our business objectives.
Our strategy's success could be affected by our timely ability to recognize and adapt to our position in the insurance cycle.
The risk presented by market conditions presents a unique set of challenges in the property and casualty insurance industry. The property and casualty insurance marketplace is cyclical in nature and has historically been characterized by soft markets (i.e., periods of relatively high levels of price competition, less restrictive underwriting standards and generally low premium rates) followed by hard markets (i.e., periods of capital shortages resulting in a lack of insurance availability, relatively low levels of price competition, more selective underwriting of risks and relatively high premium rates). During soft markets, we may lose business to competitors offering competitive insurance at lower prices. We may reduce our premiums or limit premium increases leading to a reduction in our profit margins and revenues. During hard markets, we may underprice our competition resulting in adverse selection and missed opportunities for higher profit margins.

Underwriting Risks

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
The results of our operations and our financial condition depend on our ability to underwrite and set premium rates accurately for a wide variety of risks based on available information. Adequate rates are necessary to generate premiums sufficient to pay losses, loss settlement expenses and underwriting expenses and to earn a profit. To price our products accurately, we must collect and properly analyze a substantial amount of data, develop, and apply appropriate pricing techniques, closely monitor changes in trends and project both severity and frequency of losses with reasonable accuracy. We could underprice risks which would adversely affect our profit margins. Conversely, we could overprice risks, leading to reduced sales volume and competitiveness. Our ability to undertake these efforts successfully is subject to a number of risks and uncertainties, including but not limited to:
(1) The availability of sufficient reliable data and our ability to properly analyze available data.
(2) Market and competitive conditions.
(3) Changes in medical care expenses and restoration costs.
(4) Our selection and application of appropriate pricing techniques.
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

Claims

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
These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number and/or size of claims, resulting in further increases in our reserves. The effects of these and other unforeseen emerging claims and coverage issues are difficult to predict. Further examples of these issues include:
(1) Judicial expansion of policy coverage and the impact of new theories of liability.
(2) An increase in plaintiffs targeting property and casualty insurers in purported class action litigation regarding claims handling and other practices.
(3) Medical developments that link health issues to specific causes, resulting in liability or workers' compensation (for example, cumulative trauma).
(4) Claims relating to unanticipated consequences of current or new technologies.
(5) An increase in the variety, number and size of claims relating to liability losses, which often present complex coverage and damage valuation questions.
(6) Claims relating to potentially changing climate conditions, including higher frequency and severity of weather-related events.
(7) Adverse changes in loss cost trends, including inflationary pressure in medical cost and automobile repair costs.
Many of the policies we issue include exclusions and other conditions that define, and limit coverage, which are designed to manage our exposure to certain types of risks and expanding theories of legal liability. In addition, many of our policies limit the period during which a policyholder may bring a claim under the policy, which period in many cases is shorter than the statutory period under which these claims can be brought by our policyholders. While these exclusions and limitations help us assess and control our loss exposure, it is possible that a court or regulatory authority could nullify or void an exclusion or limitation, or legislation could be enacted which modifies or bars the use of these exclusions and limitations. This could result in higher than anticipated losses by extending coverage beyond the intent of our underwriting. In some instances, these changes may not become apparent until sometime after we have issued the insurance policies that are affected by these changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a policy is issued.
We actively educate employees on the risk of social inflation and how best to defend against social inflation tactics. We endeavor to find ways to keep claims out of litigation and manage downward the length of time that certain claims are open. We also steer our portfolio away from business that is most exposed to these trends, and we target business in our assumed reinsurance operations and other alternative distribution channels that offer shorter tail risks.
Our reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results.
We maintain insurance reserves to cover our estimated ultimate unpaid liability for claims and claims adjustment expenses, including the estimated cost of the claims adjustment process, for reported and unreported claims and for future policy benefits. Our reserves may prove to be inadequate, which may result in future charges to earnings and/or a downgrade of our financial strength rating or the financial strength ratings of our insurance company subsidiaries.

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
The process of estimating claims and claims adjustment expense reserves involves a high degree of judgment. These estimates are based on historical data and the impact of various factors such as:
(1) Actuarial and statistical projections of the cost of settlement and administration of claims reflecting facts and circumstances known.
(2) Historical claims information and loss emergence patterns.
(3) Assessments of currently available data.
(4) Estimates of future trends in claims severity and frequency.
(5) Judicial theories of liability.
(6) Economic factors such as inflation.
(7) Estimates and assumptions regarding social, judicial and legislative trends, and actions such as class action lawsuits and judicial interpretation of coverages or policy exclusions.
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
Actual loss and loss settlement expenses paid might exceed our reserves. If our loss reserves are insufficient, or if we believe our loss reserves are insufficient to cover our actual loss and loss settlement expenses, we will have to increase our loss reserves and incur charges to our earnings, which could indicate that premium levels were insufficient. As such, deviations from one or more of these assumptions could result in a material adverse impact on our Consolidated Financial Statements and/or our financial strength rating.
For additional information about our reserving process and the factors we consider in estimating reserves, refer to the "Critical Accounting Estimates" section in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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
In addition, it generally requires more time to determine our ultimate losses associated with a particular catastrophic event. The inability to access portions of the impacted area, the complexity of the losses, legal and regulatory uncertainty, and the nature of the information available for certain catastrophic events may affect our ability to estimate the claims and claim adjustment expense reserves. Such complex factors include, but are not limited to: determining the cause of the damage, evaluating general liability exposures, estimating additional living expenses, the impact of demand surge, infrastructure disruption, fraud, business interruption costs and reinsurance collectability.

A catastrophic occurrence at the end or near the end of a reporting period may also affect the information available to us when estimating claims and claims adjustment expense reserves for the reporting period. As our claims experience for a particular catastrophe develops, we may be required to adjust our reserves to reflect our revised estimates of the total cost of claims. However, because the occurrence and severity of catastrophes are inherently unpredictable and may vary significantly from year to year and region to region, historical results of operations may not be indicative of future results of operations.
Following catastrophes there may be legislative, administrative, and judicial decisions that seek to expand insurance coverage for claims beyond the original intent of the policies or seek to prevent the application of deductibles. Our ability to manage catastrophic exposure may be limited by public policy considerations, the political environment, changes in the general economic climate and/or social responsibilities.

Financial

We are subject to certain risks related to our investment portfolio that could negatively affect our profitability.
Our investments are professionally managed by New England Asset Management ("NEAM") as of February 1, 2024. NEAM's investment decisions are governed by our management team and in accordance with our investment guidelines approved by our Board of Directors. Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims, operating expenses, and dividends. Our investment performance is sensitive to various factors including general economic conditions, changes in financial markets, global disruptions, and other factors beyond our control. Although our guidelines stress diversification in investment grade fixed maturity securities, our financial results may be adversely impacted by investment creditworthiness, fluctuations in interest rates, and disruptions in the financial and capital markets.

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
A downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition, results of operations and liquidity.
Ratings are an important factor in establishing the competitive position of insurance companies. Third-party rating agencies assess and rate the claims-paying ability, capital strength and creditworthiness of insurers and reinsurers based on criteria established by the agencies. Financial strength ratings and issuer credit ratings are used by policyholders, insurers, reinsurers and insurance and reinsurance intermediaries as an important means of assessing the financial strength, creditworthiness and quality of insurers and reinsurers. These ratings are not evaluations directed to potential purchasers of our common stock, and are not recommendations to buy, sell or hold our common stock. These ratings are subject to change at any time and could be revised downward or revoked at the sole discretion of the rating agency.

The ratings assigned by A.M. Best are an important factor in marketing our products. Our ratings from A.M. Best affect our ability to retain our existing business, and to attract new business in our insurance operations. Failure to maintain our ratings could motivate current and future independent agents and policyholders to transact their business with higher rated competitors. If A.M. Best further downgrades our ratings or publicly indicates that our ratings are under review, it is possible that we will not be able to compete as effectively, leading to a decrease in premium revenue and earnings. For example, many of our agencies and policyholders have guidelines that require us to have an A.M. Best financial strength rating of "A-" or higher. A reduction of our A.M. Best ratings below "A-" could prevent us from issuing policies to a portion of our current or future policyholders with ratings requirements.
The failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us. A ratings downgrade could also cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations. For more information, refer to the "Financial Strength and Issuer Credit Rating" " section in Part I, Item 1 and Note 13 "Debt" contained in Part II, Item 8.
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

Operations

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
Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect the results of our operations, liquidity and financial condition.
Long-term weather trends may be changing, a phenomenon that has been associated with extreme weather events linked to rising temperatures, including effects on global weather patterns, sea, land and air temperature, sea levels, rain, snow, and drought. Such changes in climate conditions could cause our underlying modeling data to be less accurate, limiting our ability to evaluate and manage our risk. Climate change also adds to the unpredictability of natural disasters and creates uncertainty as to future trends and exposures. Climate change presents risks in four categories to the Company:
(1) Physical Risk: The cost of natural perils may change. This is a concern for our property insurance underwriting strategy and, to a lesser extent, our real estate costs.

(2) Regulatory Risk: Certain regulatory bodies may impose laws that require UFG to report Greenhouse Gas (GHG) emissions from our own operations and our strategies to mitigate emissions, resulting in compliance with such regulations requiring increased time and expense.
(3) Transition Risk: Financial risks arising from a global transition to a lower-carbon economy could impact long-term return on certain invested assets.
(4) Liability Risk: New areas of law enabling litigation alleging damage from climate change may present legal risk to UFG.
Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation.
We rely on computer systems to conduct critical business functions, such as customer service, marketing and sales activities, customer relationship management and producing financial statements. Our business and operations rely on secure and efficient processing, storage and transmission of customer and Company data, including personally identifiable information. Our ability to effectively operate our business depends upon our ability, and the ability of certain third-party vendors and business partners, to access our computer systems to perform necessary business functions, such as providing quotes and product pricing, billing and processing premiums, administering claims, and reporting our financial results.
We retain confidential information on our computer systems, including customer information and proprietary business information belonging to us, our policyholders, third party claimants and vendors. Our business and operations depend upon our ability to safeguard this personally identifiable information. Our systems may be vulnerable to unauthorized access and hackers, computer viruses, and other scenarios in which our data may be compromised.
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
Although, to date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition, the scope and effect of any cyber-attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverage; however, our insurance may be insufficient to cover all losses and expenses related to a cyber-attack.
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
Insurance is a highly regulated industry. We are subject to extensive supervision and regulation by the states in which we operate. As a public company, we are also subject to regulation at the federal level, which is susceptible to changes in the new presidential term. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is, and will continue to be, critical to our success. Examples of regulations that pose a risk to our ability to earn profits include but are not limited to:
(1)Required licensing
(2)Regulation of insurance rates, fees and approval of policy forms

(3)Restrictions on cancellation, nonrenewal or withdrawal
(4)Risk-based capital and capital adequacy requirements
(5)Transactions between insurance companies and their affiliates
(6)Required participation in guaranty funds and assigned risk pools
(7)Restrictions on the amount, type, nature, and quality of investments
(8)Terrorism risk insurance
(9)Accounting standards
(10)Corporate governance and public disclosure regulation
(11)Information privacy regulation
(12)Potential assessments for the provision of funds necessary for settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies
Compliance with these laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately; obtain timely premium rate increases necessary to cover increased costs; discontinue unprofitable relationships; or exit unprofitable markets and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.
Macroeconomic conditions could materially and adversely affect our business, results of our operations, financial condition, and growth.
Macroeconomic conditions such as growth, inflation, market stability, and geopolitics can impact our operations, opportunities, and risk profile. Important sectors we follow include goods, services, and housing. Markets exhibit stability when credit is available, there is liquidity in the system, and banks are stable. Geopolitical concerns can also disrupt the business environment. All these factors can contribute to adverse financial consequences for UFG.

Shareholders

Our stock price could become more volatile, and your investment could lose value.
The market price of our common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to our operating results or factors specific to our operations (including those discussed within this Item 1A. Risk Factors section), changes in securities analysts' estimates of our future financial performance, ratings or recommendations, our results falling below our expectations and analysts' and investors' expectations, the failure of our capital return programs to meet analysts' and investors' expectations, significant catastrophe events, departure of key personnel, cyber-attacks, or factors largely outside of our control, including those affecting the property and casualty insurance industry. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the actual operating performance of listed companies. In addition, our stock is followed by a small number of analysts and the average daily trading volume tends to be low. These factors could adversely affect the price of our common stock.
Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock.
Our articles of incorporation and bylaws, as well as applicable laws governing corporations and insurance companies, contain provisions that could impede an attempt to replace or remove our management or prevent the sale of the Company that, in either case, could cause shareholders to believe that we are acting contrary to their best interests. In 2024, we amended and restated our bylaws to, among other things, enhance existing procedural mechanics and require additional disclosures in connection with shareholder nominations of directors and submissions of shareholder proposals to be included in the Company's proxy statement.

Our articles of incorporation and bylaws, and state laws governing corporations and insurance companies, may discourage potential acquisition proposals, as well as delay, deter or prevent a change of control of the Company, in particular through unsolicited transactions. However, any such activity, regardless of its success, may still adversely affect market prices for our common stock.
The ability of our subsidiaries to pay dividends to UFG may affect our liquidity and ability to pay dividends to shareholders.
As a holding company, we have no significant independent operations of our own. Our principal sources of funds are dividends and other payments received from our subsidiaries. We rely on those subsidiaries' dividends for our liquidity, payment of dividends to shareholders and to make share repurchases. Dividends from those subsidiaries depend on their statutory surplus, earnings and regulatory restrictions.
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
In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments to us. At times the Company may be unable to pay dividends on our common stock or we may be required to seek prior approval from the applicable regulatory authority before our insurance subsidiaries can make a dividend payment to the Company for distribution. In addition, the payment of dividends to shareholders is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

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
Oversight

Cybersecurity risk oversight is a focus area of our Risk Management Committee and the full Board of Directors. The Risk Management Committee's charter requires it to assist the Board of Directors in identifying and evaluating risks inherent in our business and to oversee and review the significant policies, procedures, and practices employed to manage risks. The Risk Management Committee receives a quarterly cybersecurity update from the Chief Administrative Officer (CAO), which is shared with the full Board of Directors. The Board of Directors discusses cybersecurity matters and risks on a quarterly basis or more frequently, as needed, at the recommendation of the Risk Management Committee.
The Company's enterprise risk management committee (the "ERM Committee") is tasked with, among other responsibilities, identifying and evaluating operational risks, which includes risks associated with information technology and cybersecurity. The ERM Committee includes senior leaders across business functions, including the Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer (CFO), Chief Legal Officer, Chief Risk Officer (CRO) and CAO. The ERM Committee, as part of its comprehensive risk management duties, discusses Company strategies to prevent cyber-attacks and the Company's response and remediation of threats. The CAO provides a quarterly report to the Risk Management Committee that summarizes cybersecurity risks, relevant events and other items of note identified by management or the ERM Committee. The ERM Committee meets independently of the Risk Management Committee, with a representative from the Risk Management Committee in attendance. Certain members of the ERM Committee are invited to attend and participate in meetings of the Risk Management Committee.
In addition, we maintain internal "risk evaluation teams" dedicated to assessing and managing the entity-level risks facing the Company. There are two risk evaluation teams that relate to cybersecurity risk: Cyber-Attack Prevention and Cyber-Attack Recovery. The CAO and Vice President of Technology Operations participate in both risk evaluation teams. The CAO likewise serves on the Business Continuity Team as the business continuity technology lead, a role in which she comprehensively evaluates IT system readiness and preparedness should a business continuity event involving cybersecurity or technology interruption occur.
The lead management team member responsible for cybersecurity matters is the CAO, who has 20 years of experience in information technology and a B.A. in Management Information Systems. She is assisted by the Vice President of Technology Operations, the Information Security Manager and Corporate Counsel, Privacy. The CAO regularly reviews the lines of accountability and responsibility to ensure alignment with the ERM Committee.
Cybersecurity Program

We have adopted a Written Information Security Program (WISP) designed to align with the guidelines recommended by the National Institute of Standards and Technology (NIST). We make ongoing continuous improvements to our information security program; specifically in the implementation of secure remote access solutions with multifactor authentication, next-generation endpoint detection and remediation, cloud-based security controls, automated scanning and outside validation of security controls. Additionally, we require all employees to complete cybersecurity training at least annually, with additional training targeted for employees with greater data access. When a specific cyber threat is identified, we may create additional trainings with targeted content for our employees. As part of our efforts to manage our cybersecurity risks, we have engaged an independent firm to assist with conducting penetration tests and provide advice on our information security program. We also carry insurance to mitigate losses from cyber events.
We have processes in place to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers. All proposed third parties are subject to a preliminary assessment to identify those that may handle or have access to company information and scope appropriate due diligence activities relating to the engagement. Third-parties that may handle or have access to company information are subject to enhanced due diligence procedures prior to onboarding and security risk assessments at the time of onboarding, contract renewal, and upon detection of an increase in risk profile. We use a variety of inputs in such risk assessments, including information supplied by third-parties and information obtained through other channels. In addition, we require our providers to adhere to appropriate security requirements and controls, and we investigate security incidents that have impacted our third-party service providers, as appropriate.
We have established comprehensive incident response and recovery plans and intend to test and refine the effectiveness of those plans under the leadership of the Chief Human Resources Officer, who is accountable for the overall business continuity program at UFG. Our incident response and recovery plans address and guide our employees, management, and the Board of Directors on our response to a cybersecurity incident, including the requirements of notification, classification, analysis and communication of cybersecurity incidents based on the identified severity level. The ERM Committee is accountable for regularly reviewing and evaluating the corporate incident response plan and business continuity plan.
We have a process to appropriately identify and escalate incidents that would be considered "material" in nature and require disclosure under the SEC's reporting requirements. Our identification and escalation process requires any potentially material incidents to be escalated to the CAO, who would promptly meet with the ERM Committee to determine if the incident is considered material and trigger a reporting obligation through a Current Report on Form 8-K. We did not experience any material cyber incidents since the beginning of our last fiscal year.

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

ITEM 2. PROPERTIES
Our headquarters are located in Cedar Rapids, Iowa, where we own approximately 235,000 square feet of office and building space. In addition, we lease office and building space throughout the U.S. primarily for underwriting and claims operations in those locations. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2024 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
The Company's common stock is traded on the Nasdaq stock market under the symbol "UFCS." On February 18, 2025, there were 606 holders of record of the Company's common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name but does include participants in our employee stock purchase plan.
Dividends
Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968.
For information regarding dividends paid to shareholders and the declaration and payment of future dividends, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under heading "Liquidity and Capital Resources", subheading "Commitments for Capital Expenditures."
Issuer Purchases of Equity Securities

Under our share repurchase program, we may purchase our common stock from time to time on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. Our share repurchase program was most recently renewed in August 2024 through August 2026. There were no repurchases during the year ended December 31, 2024. As of December 31, 2024, there are 1,719,326 shares of common stock remaining under this authorization.

United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in the Company's common stock from December 31, 2019 through December 31, 2024, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2019 in our common stock and in each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/2019
12/31/2020
12/31/2021
12/31/22
12/31/23
12/31/24
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/2019	12/31/2020	12/31/2021	12/31/22	12/31/23	12/31/24
United Fire Group, Inc.	$100.00	$59.76	$56.44	$68.01	$51.49	$72.60
S&P 500 Index	100.00	118.40	152.39	124.79	157.60	197.03
S&P 600 P&C Index	100.00	100.89	118.13	107.88	114.50	152.77
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
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
•The success of our strategy may be adversely impacted by various internal and external factors;
•Core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite;
•Geographic concentration ties our performance to the business, economic and regulatory conditions of certain states;
•We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offering, implementation of technology and data analytics;
•Our strategy's success could be affected by our timely ability to recognize and adapt to our position in the insurance cycle;

•Our success depends primarily on our ability to underwrite risks effectively and adequately price the risks we insure;
•We may be unable to predict the rising cost of insurance claims resulting from changing societal expectations that lead to increasing litigation, broader definitions of liability, broader contract interpretations, more plaintiff-friendly legal decisions and larger compensatory jury awards;
•Reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results;
•We insure property that is exposed to various natural perils that can give rise to significant claims cost;
•We are subject to certain risks related to our investment portfolio that could negatively affect our profitability;
•A downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition, results of operations and liquidity;
•We may be unable to secure reinsurance capacity that provides necessary risk protection at a reasonable cost;
•We may be unable to attract, retain or effectively manage the succession of key personnel;
•Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect the results of our operations, liquidity and financial conditions;
•Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation;
•We are subject to comprehensive laws and regulations, changes to which may have an adverse effect on our financial condition and results of operations;
•Macroeconomic conditions could materially and adversely affect our business, results of our operations, financial condition, and growth;
•Our stock price could become more volatile, and your investment could lose value;
•Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock; and

•The ability of our subsidiaries to pay dividends to UFG may affect our liquidity and ability to pay dividends to shareholders.

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

BUSINESS OVERVIEW
Reportable Segments

We operate as one operating segment. Our revenues are primarily derived from premiums earned for property and casualty insurance products issued to customers. For additional information, see Note 10, Segment Information, in Part II, Item 8, "Financial Statements and Supplementary Data."
The following table shows the principle types of property and casualty insurance policies we write and issue, and which lines of business they are reported in:

	Direct Writer	Treaty Reinsurance(1)	Lloyd's of London	MGAs
Commercial Lines
Other Liability	x	P		x
Fire and allied lines	x	P		x
Automobile	x	P
Workers' compensation	x	P
Fidelity and surety	x	P
Other	x			x
Personal Lines
Fire and allied lines	*	P
Automobile	*
Other	*
Reinsurance Assumed		NP	x
* Personal lines direct business was discontinued in 2020 with an immaterial amount of exposure still in force due to certain regulatory non-renewal limitations. For more information, refer to Part I, Item 1 "Property and Casualty Insurance Business" under "Personal Lines Business."
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

Personal - fire and allied lines includes proportional assumed reinsurance for homeowners multi-peril coverage.
Reinsurance assumed - primarily non-proportional assumed reinsurance and Lloyd's of London property and casualty syndicates.
Lloyd's of London ("Lloyds") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary McIntyre Cedar Corporate Member LLP. Lloyd’s operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699, Syndicate 5623 and Syndicate 2358. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support the participation in these syndicates.
Pooling Arrangement
All of our property and casualty insurance subsidiaries belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement.
Geographic Concentration
For the year ended December 31, 2024, 47.1 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and Louisiana.
In 2024, 2023 and 2022 the direct statutory premiums written by our property and casualty insurance operations were distributed as follows:

	Years Ended December 31,			% of Total
(In Thousands)	2024	2023	2022	2024	2023	2022
Texas	$200,593	$176,287	$148,207	18.4%	17.4%	16.6%
California	136,840	126,262	111,037	12.5	12.4	12.4
Iowa	70,935	71,975	70,128	6.5	7.1	7.8
Missouri	53,575	59,094	54,090	4.9	5.8	6.1
Louisiana	52,795	43,769	37,124	4.8	4.3	4.2
New Jersey	47,909	42,369	41,030	4.4	4.2	4.6
Illinois	40,728	37,157	28,538	3.7	3.7	3.2
Colorado	38,284	36,900	34,480	3.5	3.6	3.9
Nebraska	33,303	33,272	29,120	3.1	3.3	3.3
Minnesota	33,230	35,718	32,659	3.0	3.5	3.7
All Other States	383,625	351,474	307,328	35.1	34.7	34.4
Direct Statutory Premiums Written	$1,091,817	$1,014,277	$893,741	100.0%	100.0%	100.0%

CRITICAL ACCOUNTING ESTIMATES
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements. These statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following critical accounting estimates are those we believe affect the more significant judgments and estimates used in the preparation of our financial statements. Additional information about other significant accounting policies and estimates may be found in Note 1 "Summary of Significant Accounting Policies" in Part II, Item 8, "Financial Statements and Supplementary Data."
Investment Valuation
Upon acquisition, we classify investments in marketable securities as held-to-maturity, available-for-sale, or trading. We record investments in fixed maturity securities classified as available-for-sale and equity securities at fair value. Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. We record mortgage loans at their amortized cost less any valuation allowance.
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
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of ultimate liability for claims that occurred prior to the end of any given reporting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1.8 billion and $1.6 billion at December 31, 2024 and 2023, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $198.1 million and $191.6 million at December 31, 2024 and 2023, respectively. Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2024, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$64,955	$67,011	$23,033	$154,999
Other liability	293,682	461,341	157,702	912,725
Automobile	153,418	86,054	27,282	266,754
Workers' compensation	85,719	13,324	16,604	115,647
Fidelity and surety	28,507	13,382	2,852	44,741
Miscellaneous	1,375	13,073	1,966	16,414
Total commercial lines	$627,656	$654,185	$229,439	$1,511,280
Personal lines
Automobile	$1,192	$458	$240	$1,890
Fire and allied lines	1,825	6,549	333	8,707
Miscellaneous	30	15	51	96
Total personal lines	$3,047	$7,022	$624	$10,693
Reinsurance assumed	110,619	161,362	2,828	274,809
Total	$741,322	$822,569	$232,891	$1,796,782
Case-Basis Reserves

For each of our lines of business, our experienced claims personnel estimate case-basis reserves for reported claims. Establishing the case reserve for an individual claim is subjective and complex, requiring us to estimate future payments and values sufficient to settle the claim. Setting a reserve for an individual claim is an inherently uncertain process. When we establish and adjust individual claim reserves, we do so based on our knowledge of the circumstances and facts of the claim at a point in time. Upon notice of a claim, we establish a preliminary (average claim cost) reserve based on the limited claim information initially reported. Subsequently, we conduct an investigation of each reported claim, which allows us to more fully understand the factors contributing to the loss and our potential exposure. This investigation may extend over a long period of time. As our claim investigation progresses, and as our claims personnel identify trends in claims activity, we may refine and adjust our estimates of case-basis reserves. To evaluate and refine our overall reserving process, we track and monitor all claims until they are settled and paid in full, with all salvage, subrogation claims, and liability deductible recoveries being resolved.
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
The amounts of the case-basis loss reserves that we establish for claims in long-tail lines of business depend upon various factors, including individual claim facts (including type of coverage, severity of loss and underlying policy limits), company historical loss experience, legislative enactments, judicial decisions, legal developments in the awarding of damages, experience with alternative dispute resolution, changes in political attitudes and trends in general economic conditions, including the effects of inflation. As with our short-tail lines of business, we review and make changes to long-tail case-based reserves based on our review of continually evolving facts as they become available to us during the claims settlement process. Our adjustments to case-based reserves are reported in the financial statements in the period that new information arises about the claim. Examples of facts that become known that could cause us to change our case-based reserves include, but are not limited to: evidence that loss severity is different than previously assessed; new claimants who have presented claims; and the assessment that no coverage exists.
Incurred But Not Reported Reserves ("IBNR")
Most of our insurance policies are written on an occurrence basis that provides coverage if a loss occurs during the policy period, even if the insured reports the loss many years later. On a quarterly basis, the Company performs a detailed analysis of IBNR reserves. This analysis uses various projection methods to provide several estimates of ultimate loss or loss adjustment expense ("LAE") for each individual accident year and line of business. The projection methods include, but are not limited to, paid development; reported development; expected loss ratio methods; and Bornhuetter Ferguson methods on both a paid and reported basis. These methods may need to be adjusted for anomalies or outliers in the data, unusual internal or external trends, or other factors impacting the reliability/credibility of the historical company experience. Results of the projection methods are compared, and a point estimate of ultimate loss or LAE is established for each individual accident year and line of business. The specific projection methods used to establish point estimates vary depending on what is deemed most appropriate for a particular line of business and accident year. IBNR estimates are derived by subtracting reported loss from the final point estimates.

Senior management meets with our actuarial team and controller on a quarterly basis to review the adequacy of carried IBNR reserves based on the results of this actuarial analysis. Adjustments for changes in business and other factors not completely captured by the data within the actuarial analysis are made as deemed necessary. This method of establishing our IBNR reserves has consistently resulted in aggregate reserve levels that management believes are reasonable in comparison to the reserve estimates indicated by the actuarial analysis.

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
Loss Settlement Expense Reserves
Loss settlement expense reserves include amounts ultimately allocable to individual claims, as well as amounts required for the general overhead of the claims handling operation that are not specifically allocable to individual claims. We do not establish case reserves for these expenses. Instead, on a quarterly basis, management performs a statistical analysis to estimate the required reserve for unpaid loss settlement expenses using historical data.
LAE is composed of two distinct kinds of expenses which are defense and cost containment ("DCC") and adjusting and other ("A&O"). These two expense types have different purposes and characteristics which necessitates different estimation methods in order to provide a quarterly estimate of the required reserve for unpaid expense which is generally referred to as an LAE IBNR reserve.

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

Reserves for unpaid A&O are estimated quarterly by line of business for each individual accident year using a single method. This method consists of applying a percentage factor to unpaid loss reserves. The percentage factor used differs by line of business and is established on an annual basis using year-end data. The percentage factor is evaluated and selected after reviewing the ratio of paid A&O to paid loss using calendar year data for the most recent five years.
Reinsurance Reserves

There are three distinct types of reserves for expected recoveries: (1) reported claim reserves, (2) loss IBNR, and (3) allocated LAE IBNR. Ceded reserves for reported claims are calculated by subtracting the primary retention from the claim value established by our claim adjuster. Ceded IBNR comes from multiple treaties and is reviewed quarterly by our reserving actuaries in conjunction with the direct IBNR. Multiple methods are utilized in the ceded IBNR which vary by line of business. These include estimates based on the relationship of ceded premium to direct premium, Bornhuetter Ferguson methods, and methods based on industry excess of loss factors. Some of our business is 100 percent ceded or based on a set quota share percentage. In those cases, ceded loss IBNR is typically formulaic based on direct loss IBNR. We will cede some allocated LAE expenses when we cede loss. Our ceded allocated LAE IBNR is estimated based on our ceded unpaid loss reserves and the general relation, by line of business, between LAE and loss.
Key Assumptions

The Company uses a number of key assumptions in establishing an estimate of loss and loss settlement expense reserves, including but not limited to the following: the Company's case-basis reserves reflect the most up-to-date information available about the unique circumstances of each individual known claim; judicial decisions or regulatory actions have been considered to the extent of our knowledge; new, emerging claim reporting and payment patterns will continue into the future consistent with the observable past; adjustments have been made for significant unique and unusual known claim events; and, to the best of our knowledge, there are no new, unidentified latent trends that would impact our overall reserves. These assumptions about future circumstances and expectations are inherently uncertain and subject to many risk factors including but not limited to heightened levels of inflation, increased litigation activity, changing weather patterns, and changing driver behaviors.

Therefore, our key assumptions are subject to change as actual claims occur and as we gain additional information about the variables that underlie our assumptions. Accordingly, management reviews and updates these assumptions periodically to ensure that the assumptions remain relevant and consistent with our current understanding of the environment. If necessary, management makes changes not only in the estimates derived from the use of these assumptions, but also in the assumptions themselves. Due to the inherent uncertainty in the loss reserving process, management believes that there is a reasonable chance that modification to key assumptions could individually, or in aggregate, result in reserve levels above or below the actual amount for which the related claims will eventually settle.

Adjustments to the reserves could be recorded in one year or multiple years, depending on when they are identified. This would also affect our financial position in that our equity would be adjusted by an amount equivalent to the net income impact. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

Historical experience suggests reserve levels can vary considerably for an individual year before ultimate settlement values are known, but variation for the aggregate ultimate loss typically would fall in the range of 2.5% to 5%. The table below provides some scenarios for the impact of this development volatility on our reported net loss and loss adjustment reserves of $1.6 billion as of December 31, 2024.

(In Thousands)
% Impact from updated assumptions	2.5%	5.0%
Impact on total net reported Loss and LAE reserves	$39,967	$79,935

In 2024, we changed the model used to review a portion of the LAE reserves. The reserves related to expenses not associated with individual claims (adjusting and other) are now reviewed using a projected claim count model. The methodologies relied upon for the remainder of the reserves were not altered but additional considerations were added to our models to aid in selecting key assumptions. In estimating our 2024 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Factors that can cause uncertainty in estimating reserves in this line include: reporting time lags; the number of parties involved in the underlying tort action; whether the "event" triggering coverage is confined to only one time period or is spread over multiple time periods; the potential dollars involved in the individual claim actions; whether such claims were reasonably foreseeable and intended to be covered at the time the contracts were written (i.e., coverage disputes); and the potential for mass claim actions.
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
Our reserve for other liability claims at December 31, 2024 was $912.7 million and consisted of 3,862 claims, compared with $819.2 million, consisting of 4,351 claims at December 31, 2023. Of the $912.7 million total reserve for other liability claims, $101.4 million is identified as DCC and $56.0 million is identified as A&O required in the settlement of claims.
Included in the other liability line of business are gross reserves for construction defect losses and loss settlement expenses. Construction defect exposure is unique because of its very long tail as claims can often take over six years to be reported to us and another four years to settle, on average. This exposure relates to a deficiency in the design or construction of a building or structure resulting from a failure to design or construct in a reasonably workmanlike manner, and/or in accordance with a buyer's reasonable expectation. In the cases involving latent defects, the determination of when a loss occurred is often unclear and governed by various theories that vary by state. Further, each state has a unique Statute of Repose that determines the length of time an insured has to report a claim generally from the date of substantial completion of a project.

In addition to these issues, other variables contribute to a high degree of uncertainty in establishing reserves for construction defect claims. These variables include: whether coverage exists; when losses occur; the size of each loss; expectations for future interpretive rulings concerning contract provisions; and the extent to which the assertion of these claims will expand geographically. In recent years, we have implemented various underwriting measures that we anticipate will mitigate the amount of construction defect losses experienced, including further consideration of insured endorsements; stricter underwriting guidelines on the writing of residential contractors; and increased utilization of loss control.
Asbestos and Environmental Reserves
Included in the other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental losses and loss settlement expenses. The estimation of loss reserves for environmental claims and claims related to long-term exposure to asbestos and other substances is one of the most difficult aspects of establishing reserves, especially given the inherent uncertainties surrounding such claims and the likelihood that these uncertainties will not be resolved for many years. Although we record our best estimate of loss and loss settlement expense reserves, the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves. At December 31, 2024 and 2023, we had $0.7 million and $0.8 million, respectively, in direct and assumed asbestos and environmental loss reserves.
Catastrophe Event Reserves
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters, along with man-made exposures to losses resulting from, without limitation, acts of terrorism and political instability. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk in natural catastrophe exposed areas and consider the impacts of climate change and the unpredictability of future trends in adjusting our geographic concentrations. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas, such as the Gulf Coast and East Coast, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer's underwriting risk under our assumed reinsurance contracts. Despite our efforts to manage our catastrophe exposure, the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material effect on our results of operations, financial condition or liquidity.
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
Commercial Automobile Reserves
Commercial automobile claim reserves are established at exposure based on information either known and provided or obtained through the claims investigation. The perspective and experience of the claims staff, which may include assumptions as to how the claim will develop over time, is incorporated in the investigation. Exposures are identified and reserves established within 30 to 60 days depending on the complexity of the case.

Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create uncertainty in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation. Other variables we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates and such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2024 was $115.6 million and consisted of 1,042 claims, compared with $121.0 million, consisting of 1,077 claims, at December 31, 2023.
Reserve Development

We recognized a favorable development in our net reserves for prior accident years totaling $1.2 million for the year ended December 31, 2024 and adverse development of $67.8 million and $12.9 million for the years ended December 31, 2023 and 2022, respectively.
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

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(91,273)	$(45,636)	$45,636	$91,273
Workers' compensation	(11,565)	(5,782)	5,782	11,565
Automobile	(26,864)	(13,432)	13,432	26,864

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(24,988)	$(14,993)	$14,993	$24,988
Reserve development is discussed in more detail under the heading "Losses and Loss Settlement Expense" in the "Results of Operations" section in this Item 7.
Appointed Actuary
The Company terminated the engagement with Regnier Consulting Group, Inc. ("Regnier") as its appointed actuary for the year ended December 31, 2024. Beginning with the 2024 reporting period, the Company's Vice President of Actuarial Reserving will serve as the appointed actuary, approved by the Board of Directors. The Company has engaged a third party firm to provide an independent and unbiased assessment of the Company's reserves. We do not rely on the external consulting actuary's assessment to determine our recorded reserves; however, we review and discuss its observations on trends, key assumptions, and actuarial methodologies, and consider these items when determining our recorded reserves.
Pension Benefit Obligation
The process of estimating our pension benefit obligation and related benefit expense is inherently uncertain, and the actual cost of benefits may vary materially from the estimates recorded. These liabilities are particularly volatile due to their long-term nature and are based on several assumptions. The main assumptions used in the valuation of our pension benefit obligation are estimates related to: mortality of the employees and retirees eligible for benefits; expected long-term rates of return on investments; compensation increases; employee turnover; and liability discount rate. We have engaged an independent firm to assist in evaluating and establishing assumptions used in the valuation of our pension benefit obligations.
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the benefit obligation at December 31, 2024 by $22.1 million while a 100 basis point increase in the rate would decrease the pension benefit obligation by $18.2 million, for the same period.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2024 by $2.3 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.3 million, for the same period. Corresponding with the impact on benefit expense, there would be an offsetting impact to pension plan assets.
In an effort to limit the impacts of interest rate exposure, in September 2023, we made a shift in our pension plan asset investment strategy to a liability driven investment ("LDI") approach to better match the timing of cash flows between payouts from the plan with cash flows from the asset portfolio as well as hedge interest rate risk between assets and liabilities.
NON-GAAP FINANCIAL MEASURES
We evaluate profit or loss based upon operating and investment results. Profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, underwriting and other operating expenses. Management uses metrics to provide financial statement users with a better understanding of results of operations, including adjusted operating income and three components of the loss ratio: underlying loss ratio, impacts of catastrophes and non-catastrophe prior period reserve development.
Adjusted operating income is calculated by excluding net investment gains and losses, after applicable federal and state income taxes from net income (loss). Management believes adjusted operating income is a meaningful measure for evaluating insurance company performance and a useful supplement to GAAP information because it better represents the normal, ongoing performance of our business. Investors and equity analysts who invest in and report on the insurance industry and the Company generally focus on this metric in their analyses.
Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The underlying combined ratio represents the combined ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of catastrophes and prior period impacts. Management believes separate discussions on catastrophe losses and prior period reserve development are important to understanding how the Company is managing catastrophe risk and in identifying developments in longer-tailed business. Catastrophe losses is an operational measure that utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss adjustment expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes development on catastrophe losses.

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the years ended December 31, 2024, 2023 and 2022, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.

Financial Highlights

	Years Ended December 31,			% Change
				2024	2023
(In Thousands)	2024	2023	2022	vs. 2023	vs. 2022
Revenues
Net earned premiums	$1,176,750	$1,034,587	$951,541	13.7%	8.7%
Net investment income	81,986	59,606	44,932	37.5	32.7
Net investment gains (losses)	(5,429)	1,274	(15,892)	NM	NM
Other income (loss)	—	—	(295)	NM	(100.0)
Total revenues	$1,253,307	$1,095,467	$980,286	14.4%	11.7%

Benefits, losses and expenses
Losses and loss settlement expenses	$744,605	$769,414	$637,301	(3.2)%	20.7%
Amortization of deferred policy acquisition costs	281,338	244,991	213,075	14.8	15.0
Other underwriting expenses	140,942	115,800	115,169	21.7	0.5
Interest expense	7,281	3,260	3,188	123.3	2.3
Other non-underwriting expenses	2,107	1,723	(524)	22.3	NM
Total benefits, losses and expenses	$1,176,273	$1,135,188	$968,209	3.6%	17.2%
Income (loss) before income taxes	$77,034	$(39,721)	$12,077	NM	NM
Income tax expense (benefit)	15,077	(10,021)	(2,954)	NM	NM
Net income (loss)	$61,957	$(29,700)	$15,031	NM	NM

GAAP Ratios:
Net loss ratio (1)	63.3%	74.4%	67.0%	(14.9)%	11.0%
Expense ratio (2)	35.9%	34.9%	34.5%	2.9%	1.2%
Combined ratio (3)	99.2%	109.3%	101.5%	(9.2)%	7.7%

Additional Loss Ratios:
Net loss ratio (1)	63.3%	74.4%	67.0%	(14.9)%	11.0%
Catastrophes (4)	5.4%	6.2%	7.7%	(12.9)%	(19.5)%
Reserve development (4)	—%	6.0%	0.1%	NM	NM
Underlying loss ratio (4) (Non-GAAP)	57.9%	62.2%	59.2%	(6.9)%	5.1%
NM = not meaningful
(1) Net loss ratio is calculated by dividing the sum of losses and loss settlement expenses by net earned premiums. We use the net loss ratio as a measure of the overall underwriting profitability of the insurance business we write and to assess the adequacy of our pricing. Our net loss ratio is meaningful in evaluating our financial results as reported in our Consolidated Financial Statements.
(2) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premiums. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
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

Net Written Premiums
Net written premiums is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premiums is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premiums is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premiums for an insurance company consists of direct written premiums and assumed premiums, less ceded premiums. The following shows our written premiums for the years ended December 31, 2024, 2023 and 2022:

(In Thousands)				2024	2023
Years ended December 31,	2024	2023	2022	vs. 2023	vs. 2022
Direct written premiums	$1,177,511	$1,061,358	$946,169	10.9%	12.2%
Assumed written premiums	217,904	159,335	137,786	36.8	15.6
Ceded written premiums	(163,945)	(153,792)	(99,732)	6.6	54.2
Net written premiums	$1,231,470	$1,066,901	$984,223	15.4%	8.4%
See 'Premiums' below for a description of the changes in premiums for the years presented.
Revenues
Premiums
Net earned premiums are calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premiums applicable to the unexpired terms of the insurance policies in force. The difference between net earned premiums and net written premiums is the change in unearned premiums and the change in prepaid reinsurance premiums. Direct earned premiums are recognized ratably over the life of a policy and differ from direct written premiums, which are recognized on the effective date of the policy. The following shows our earned premiums for the years ended December 31, 2024, 2023 and 2022:

				% Change
(In Thousands)				2024	2023
Years ended December 31,	2024	2023	2022	vs. 2023	vs. 2022
Direct earned premiums	1,109,903	1,017,917	941,998	9.0%	8.1%
Assumed earned premiums	214,043	161,628	111,283	32.4%	45.2%
Ceded earned premiums	(147,196)	(144,958)	(101,740)	1.5%	42.5%
Net earned premiums	$1,176,750	$1,034,587	$951,541	13.7%	8.7%
Direct Premiums
Direct premiums are the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance business. Direct premiums increased $92.0 million in 2024 as compared to 2023 and increased $75.9 million in 2023 as compared to 2022 primarily due to growth in our core commercial lines resulting from rate renewal increases, substantial new business production and stable retention.
Assumed Premiums
Assumed premiums are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Assumed premiums increased $52.4 million in 2024 as compared to 2023 due to the addition of new programs and cedant growth, while assumed premiums increased $50.3 million in 2023 as compared to 2022 due primarily to increased reinsurance rates.

Ceded Premiums
Ceded premiums is the portion of direct premiums that we cede to our reinsurers under our reinsurance contracts. The ratio of ceded premiums to direct premiums remained flat for 2024 as compared to 2023 due to rate decreases in property offsetting rate increases in casualty. Ceded premiums increased $2.2 million in 2024 due to growth in the subject premium base. For 2023, the ratio of ceded premiums to direct premiums increased as compared to 2022, due to significant reinsurance rate increases.
Net Investment Income
Net investment income was $82.0 million for the year ended December 31, 2024, an increase of $22.4 million or 37.5% from the year ended December 31, 2023. Interest on fixed maturities increased $13.5 million or 23.9%, as a result of portfolio management actions, including investing at higher rates and the strategic re-allocation of equity securities into fixed maturity securities. This strategic re-allocation of equity securities resulted in a decrease in dividend income of $3.2 million. Income on other long-term investments was $8.0 million for 2024, compared to zero in 2023, as the valuation of the investments in limited liability partnerships varies from period to period due to the current market conditions. Interest on short-term investments, and cash and cash equivalents increased $4.8 million due primarily to an increase in money market funds resulting from the timing of investment sales and purchases.
Net investment income was $59.6 million in December 31, 2023, an increase of $14.7 million or 32.7% from the year ended December 31, 2022. Interest on fixed maturities was up $7.5 million or 15.5%, driven by higher interest rates. This was partially offset by a decrease in dividends on equity securities of $1.6 million, due to a strategic reallocation of equity securities into fixed maturity securities. Income on other long-term investments in limited liability partnerships increased $3.2 million, and other investment income increased by $5.6 million related to investment income received on FAL, short term investments, and cash and cash equivalents.
The following details our annualized yield on average invested assets for the years ended December 31, 2024, 2023, and 2022:

(In Thousands) Years Ended December 31,	Average Invested Assets (1)	Net Investment Income	Annualized Yield on Average Invested Assets (2)
2024	$1,970,404	$81,986	4.2%
2023	1,891,504	59,606	3.2%
2022	1,992,108	44,932	2.3%
(1) Average Invested Assets, includes investments in money market accounts and is calculated using a simple average of the beginning and ending balances for the period
(2) Annualized Yield on Average Invested Assets is calculated by dividing Net Investment Income by Average Invested Assets.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $5.4 million for the year ended December 31, 2024 as compared to net investment gains of $1.3 million for the year ended December 31, 2023. The primary reason for the change relates to management actions within the Company's fixed maturity portfolio to reinvest at higher rates.
Net investment gains were $1.3 million for the year ended December 31, 2023 as compared to net investment losses of $15.9 million for the year ended December 31, 2022. The primary reason for the change was attributable to the increase in market value of investments in equity securities throughout 2023 as compared to the decrease in market value of investments in equity securities through 2022.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on investment gains and losses.

Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following shows losses and loss settlement expenses for the years ended December 31, 2024, 2023 and 2022:

(In Thousands) Years Ended December 31,	2024	2023	2022
Loss and loss settlement expenses excluding catastrophes and prior year reserve development	$680,243	$773,012	$576,725
Impact of catastrophes	63,154	64,152	73,466
Impact of prior year reserve development	1,208	(67,750)	(12,890)
Loss and loss settlement expenses	$744,605	$769,414	$637,301

Net loss ratio	63.3%	74.4%	67.0%
For the year ended December 31, 2024, our loss and loss settlement expenses were $24.8 million, or 3.2%, lower than 2023 and our net loss ratio improved 11.1 points. This was driven by improvement in the underlying loss ratio, no prior year development, and a favorable year for catastrophe losses. The underlying loss ratio improvement was driven in part by higher pricing, continued favorable frequency in most major lines, and favorable large loss experience in property and surety. Favorable results are partially offset by an increase in current and prior accident year loss estimates for other liability reflecting continued efforts to strengthen liability reserves subject to increasing economic and social inflation influences.
The Company experienced $1.0 million of favorable development in our net reserves for prior accident years for the year ended December 31, 2024, which is the result of favorable development on catastrophe losses. For non-catastrophe losses, favorable development in commercial automobile and fire and allied lines was offset by adverse development in commercial other liability. The commercial automobile favorable development of $34.5 million is a function of case-basis and IBNR reserve strengthening efforts over the last several years. Favorable development in fire and allied lines of $10.5 million is driven in part by reactions to favorable large loss experience in recent accident years. Adverse development in commercial other liability reflects the company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.
In 2024, our pre-tax catastrophe losses were $63.2 million, a decrease of $1.0 million compared to $64.2 million in 2023. In 2024, our catastrophe losses included 74 events. Catastrophe losses in 2024 added 5.4 percentage points to the combined ratio, which is below our historical 10-year average of 7.2 percentage points. The Company continues to evaluate and limit our exposure in regions prone to naturally occurring catastrophic events through a combination of geographic diversification and restrictions on the amount and location of new business production in such regions. We intend to continue with targeted underwriting and rate initiatives in some regions and/or purchase additional reinsurance as necessary to reduce our exposure.
2023 Results
For the year ended December 31, 2023, our loss and loss settlement expenses were $132.3 million, or 20.7%, higher than 2022 and our net loss ratio increased 7.4 points. The primary drivers were an increase in loss and loss settlement expenses of $80.4 million in commercial lines and $48.0 million in reinsurance assumed, partially offset by $64.2 million of catastrophe losses in 2023 for our direct and assumed reinsurance business as compared to $73.5 million in 2022.
The Company experienced $67.8 million of adverse development in our net reserves for prior accident years for the year ended December 31, 2023, which is comprised of $64.2 million on non-catastrophe losses and $3.6 million on catastrophe losses. Commercial other liability lines experienced adverse development of $52.9 million primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The increases in these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation, and prompted a re-evaluation of trend assumptions for more recent accident years. The commercial automobile line of business also experienced adverse development of $9.0 million related to increasing severity largely in post-COVID-19 accident years. Commercial fire and allied lines experienced adverse development of $4.4 million largely due to development on both catastrophe and non-catastrophe losses, primarily from accident year 2022. The assumed reinsurance line of business contributed an additional $3.5 million of adverse development largely driven by catastrophe losses.
In 2023, our pre-tax catastrophe losses were $64.2 million, a decrease of $9.3 million compared to $73.5 million in 2022, and a decrease of $25.2 million as compared to $98.6 million in 2021. In 2023, our catastrophe losses included 61 events. Catastrophe losses in 2023 added 6.2 percentage points to the combined ratio, which is below our historical 10-year average of 7.2 percentage points.
2022 Results
For the year ended December 31, 2022, our losses and loss settlement expenses were $14.8 million, or 2.3%, lower than 2021 and our net loss ratio decreased 0.7 points. The primary driver was a reduction in loss and loss settlement expenses of $27.0 million in personal lines related to our exit of that business. This was offset by an increase in reinsurance assumed related to our growth in that business from and a decrease in our commercial lines. In 2022, catastrophe losses were $73.5 million in our direct business and assumed reinsurance business as compared to $98.6 million in 2021.
The Company experienced $12.9 million of adverse development in our net reserves for prior accident years for the twelve-month period ended December 31, 2022. Most of the adverse development was in commercial other liability with $47.8 million and commercial fire and allied with $24.8 million adverse development. This was offset partially by favorable development on commercial automobile which contributed $56.7 million. The unfavorable development in commercial other liability and commercial fire and allied was due to paid loss and loss adjustment expense ("LAE") which was greater than reductions in reserves for unpaid loss and LAE. The favorable development for commercial automobile was from both loss and LAE where reductions of reserves for unpaid liabilities were more than sufficient to offset actual paid loss and paid LAE. Reductions in reserves for IBNR claims also contributed favorable development.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

(In Thousands) Years Ended December 31,	2024	2023	2022
Recorded asset at beginning of year	$126,532	$104,225	$91,446
Acquisition costs deferred	302,017	267,298	225,854
Amortization of deferred policy acquisition costs	(281,325)	(244,991)	(213,075)
Recorded asset at end of year	$147,224	$126,532	$104,225
DAC is amortized over the period the related premiums are earned. Amortization increased for the years ended December 31, 2024 and 2023, primarily reflecting an increase in deferred underwriting costs associated with the growth of the business.

Net Loss Ratios by Line
The following table provides our net loss ratio for the years ended December 31, 2024, 2023 and 2022:

	2024			2023			2022
(In Thousands)	Net Earned Premiums	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premiums	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premiums	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$343,027	$283,034	82.5%	$320,762	$249,106	77.7%	$302,446	$231,587	76.6%
Fire and allied lines	252,142	125,807	49.9	244,674	183,533	75.0	232,156	204,278	88.0
Automobile	239,964	138,517	57.7	208,874	176,667	84.6	208,398	114,296	54.8
Workers' compensation	54,815	37,524	68.5	53,039	33,224	62.6	56,015	27,545	49.2
Fidelity and surety	60,285	14,812	24.6	39,922	22,259	55.8	37,975	6,790	17.9
Other	9,802	5,742	58.6	2,702	940	34.8	1,081	821	75.9
Total commercial lines	960,035	$605,436	63.1%	$869,973	$665,729	76.5%	$838,071	$585,317	69.8%

Personal lines
Fire and allied lines	$14,237	$8,325	58.5%	$4,733	$3,402	71.9%	$4,957	$2,959	59.7%
Automobile	1,214	732	60.3	—	(837)	NM	1	(3,123)	NM
Other	10	197	NM	22	(82)	NM	50	(1,009)	NM
Total personal lines	$15,461	$9,254	59.9%	$4,755	$2,483	52.2%	$5,008	$(1,173)	(23.4)%
Reinsurance assumed(1)	$201,254	$129,915	64.6%	$159,859	$101,202	63.3%	$108,462	$53,157	49.0%
Total	$1,176,750	$744,605	63.3%	$1,034,587	$769,414	74.4%	$951,541	$637,301	67.0%
NM = not meaningful
(1) Reinsurance assumed includes Lloyd's of London

Commercial Lines
The net loss ratio in our commercial lines of business was 63.1 percent in 2024 compared to 76.5 percent in 2023 and 69.8 percent in 2022. This result was driven by improvement in the underlying loss ratio, no prior year development compared to adverse development booked in 2023, and a favorable year for catastrophe losses.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect) loss and loss adjustment expenses.
The net loss ratio increased 4.8 percentage points in 2024 compared to 2023. The Company has been strengthening reserves across our portfolio in response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.
Commercial Fire and Allied Lines
The net loss ratio improved 25.1 percentage points in 2024 compared to 2023. This was driven by increased pricing and continued favorable frequency trends. In addition, large loss experience was very favorable in 2024 compared to earlier years and catastrophe experience was favorable in 2024.
Commercial Automobile
The net loss ratio improved 26.9 percentage points in 2024 compared to 2023. This was driven in part by consistent pricing increases throughout 2024 and continued favorable frequency trends associated with more restrictive underwriting guidelines and exposure appetite. Favorable prior year development also contributed in 2024 compared to 2023, given case-basis and IBNR reserve strengthening efforts over the last several years were sufficient to account for recent claim activity.
Workers' Compensation
The net loss ratio deteriorated 5.9 percentage points in 2024 compared to 2023. The Company continues to see favorable frequency trends offset by modest but positive severity pressure and medical inflation pressure. There was some prior year reserve increases in 2024 relative to 2023 due to the adjustment of ceded recovery expectations.

Fidelity and Surety
The net loss ratio improved 31.2 percentage points in 2024 compared to 2023. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. Significant improvement was driven by a return to longer term profitability levels and disciplined underwriting after elevated large loss activity in 2023 and 2022.
Personal Lines
The net loss ratio deteriorated 7.7 percentage points in 2024 compared to 2023, due to proportional assumed reinsurance for homeowners multi-peril coverage included in personal fire and allied lines. There is also an immaterial amount of personal lines business remaining, primarily in the state of New Jersey, with the last exposures due to certain regulatory, non-renewal limitations expected to lapse before December 31, 2025.
Reinsurance Assumed
The net loss ratio increased 1.3 percentage points in 2024 compared to 2023. Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to unaffiliated insurance companies. We only reinsure companies with attractive expected profitability, relevant materiality, and strong reputation. Our reinsurance business focuses on long-term relationships.

The 2024 non-catastrophe result was relatively consistent with 2023. The business is benefiting from increased pricing and tightly managed loss exposure. 2024 experienced increased catastrophe losses from one account and adverse prior year development driven by worse than expected losses associated with a few accounts.

Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

(In Thousands) Years Ended December 31,	2024	2023	2022
Amortization of deferred policy acquisition costs	$281,338	$244,991	$213,075
Other underwriting expenses	140,942	115,800	115,169
Underwriting expenses	$422,280	$360,791	$328,244

Net earned premiums	1,176,750	1,034,587	951,541
Expense ratio(1)	35.9%	34.9%	34.5%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premiums. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
The increase in expense ratio in 2024 as compared to 2023 is due primarily to investments in talent to deepen expertise across the Company; accelerated development of our new policy administration system that is now poised for implementation in 2025; and increased performance-based compensation for employees and agents due to current year achievements.
The increase in expense ratio in 2023 as compared to 2022 was primarily driven by prior year changes to our employee post-retirement benefit plans. These changes provided benefits to the underwriting expense ratio that concluded at the end of 2022. Additionally, the 2023 underwriting expense ratio increased due to reinsurance premiums which were offset by our ongoing actions to sustainably reduce expenses and direct premium growth.
Interest Expenses
The following is a summary of interest expense:

(In Thousands) Years Ended December 31,	2024	2023	2022
Interest paid	$7,281	$3,260	$3,188
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020 and $70.0 million of senior unsecured notes issued in May 2024. Interest expense increased in 2024 due to the issuance of the senior unsecured notes in May 2024. Refer to Note 13 "Debt" in Part II, Item 8 for more information on our long term debt.

Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

(In Thousands) Years Ended December 31,	2024	2023	2022
Income (loss) before income taxes	$77,034	$(39,721)	$12,077
Income tax expense (benefit)	15,077	(10,021)	(2,954)

Effective tax rate(1)	19.6%	25.2%	(24.5)%
(1)The effective tax rate is calculated by dividing 'Income tax expense (benefit)' by 'Income (loss) before income taxes'

Income tax expense was $15.1 million in 2024, compared with an income tax benefit of $10.0 million in 2023 and $3.0 million in 2022. The consolidated effective tax rate for 2024 was 19.6 percent, compared with 25.2 percent in 2023 and (24.5) percent in 2022. The effective tax rate for the year ended December 31, 2024 differs from the statutory rate of 21% primarily due to interest earned on tax exempt bonds.
Refer to Note 7 "Income Tax" in Part II, Item 8 for more information on the Company's income taxes, including details regarding our deferred tax assets and liabilities.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating earnings:

Net Income Reconciliation
(In Thousands) Years Ended December 31,	2024	2023	2022
Income statement data
Net income (loss)	$61,957	$(29,700)	$15,031
Less: Net investment gains (losses), after-tax	(4,289)	1,006	(12,555)
Adjusted operating income (loss)	$66,246	$(30,706)	$27,586

Adjusted operating income reported in 2024 was primarily due to an increase in net earned premiums of $142.2 million combined with a decrease in the underlying loss ratio by 4.3 points to 57.9%, a decrease in the catastrophe loss ratio of 0.8 points to 5.4%, and no prior year reserve development. In addition, net investment income increased by $23.2 million, partially offset by net investment losses due to management actions within the Company's fixed maturity portfolio to reinvest at higher rates. The underwriting expense ratio increased 1.0 point to 35.9%.

Adjusted operating loss reported in 2023 was primarily due to an increase in losses and loss settlement expenses of $132.1 million attributable to adverse reserve development of $67.8 million which added 6.0 points to the loss ratio. In addition, an increase in amortization of deferred acquisition costs of $32.0 million contributed to the operating loss. These were partially offset with an increase in net earned premiums of $83.0 million and higher investment income of $15.0 million.

Adjusted operating income reported in 2022 was primarily due to a decrease in losses and loss settlement expenses of $14.8 million attributable to a decrease in the underlying loss ratio by 5.2 points to 59.2% and a decrease in the catastrophe loss ratio of 2.5 points to 7.7%. This was partially offset by a decrease in net earned premiums of $11.3 million and increased net investment losses on the portfolio due to $12.8 million of unrealized losses on equity securities held as of the end of the year.
INVESTMENTS
Investment Philosophy
The Company's assets are invested to preserve capital and maximize total return while maintaining an appropriate balance of risk. The risk-adjusted return on our portfolio is an important component of overall financial results, but quality and safety of principal is the highest priority of our investment program. We administer our investment portfolio based on investment guidelines approved by management and the Investment Committee of our Board of Directors that comply with applicable statutory regulations. The portfolio is structured to be compliant with state insurance laws that prescribe the quality, concentration and type of investments that may be made by insurance companies.

We monitor our portfolio to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. The Company entered into an investment management agreement with New England Asset Management ("NEAM") effective as of February 1, 2024, pursuant to which NEAM will provide investment management services.

Investment Portfolio
Our invested assets at December 31, 2024 totaled $2.1 billion as compared to $1.9 billion at December 31, 2023. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at December 31, 2024 is presented at carrying value in the following table:

		Percent
(In Thousands, except ratios)	Carrying Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$117,301	6.0%
States, municipalities and political subdivisions	247,904	12.0
Corporate	689,382	32.0
Asset-backed:		—
Residential mortgage-backed	583,411	28.0
Commercial mortgage-backed	103,554	5.0
Other asset-backed	126,779	6.0
Total asset-backed	813,744	39.0
Total Fixed maturities, available-for-sale	1,868,331	89.0
Mortgage loans	40,922	2.0
Other long-term investments(2)	183,741	9.0
Short-term investments	100	—
Total	$2,093,094	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd’s, the Company participates in the Syndicate results which include the fair value of the investments. Starting in Q4 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $82.2 million as of December 31, 2024.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at December 31, 2024 and 2023. Information contained in the table is generally based upon issuer credit ratings provided by external rating agencies.

(In Thousands)	December 31, 2024		December 31, 2023
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$1,013,702	54.3%	$635,023	37.7%
AA	243,353	13.0	456,310	27.1
A	373,208	20.0	255,490	15.1
Baa/BBB	233,523	12.5	312,246	18.5
Other/Not Rated	4,545	0.2	27,433	1.6
	$1,868,331	100.0%	$1,686,502	100.0%

As of December 31, 2024 and 2023, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

Duration
Our investment portfolio is invested primarily in fixed maturity securities whose fair value is susceptible to market risk, specifically interest rate changes. Duration is a measurement used to quantify our inherent interest rate risk and analyze our ability to match our invested assets to our reserve liabilities. Invested assets and reserve liability accounts with similar durations will have an offsetting effect of any change in interest rates. The primary purpose for matching invested assets and reserve liabilities is liquidity, and with appropriate matching, our investments will mature when cash is needed, preventing the need to liquidate other assets prematurely. Mismatches in the duration of assets and liabilities can cause significant fluctuations in our results of operations.
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

The weighted average effective duration of our portfolio of fixed maturity securities was 4.2 years at December 31, 2024 compared to 4.0 years at December 31, 2023. Refer to Note 2 "Investments" in Part II, Item 8 for more information on maturities.
Unrealized Investment Gains and Losses
As of December 31, 2024, net unrealized investment losses, after tax, totaled $72.2 million compared to net unrealized losses, after tax, of $67.0 million and unrealized losses of $88.4 million as of December 31, 2023 and 2022, respectively. The unrealized investment loss position is a result of continued elevated interest rates during 2024, that resulted in a change in unrealized gains/losses for the year.
The net unrealized investment losses in 2023 and 2022 were a result of continued elevated interest rates, with a slight rate improvement in 2023, from 2022, that resulted in a small change in unrealized gains for 2023. Refer to Note 2 "Investments" in Part II, Item 8 for more information on net investment unrealized gains and losses.
Expected Credit Losses and Watch List

We prepare a watch list to identify securities to evaluate for expected credit losses. Factors used in preparing the watch list include fair values relative to amortized cost, ratings, negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for expected credit loss or direct write-down of a security’s amortized cost.

At December 31, 2024, our watch list included 10 fixed maturity securities in an unrealized loss position with an amortized cost of $21.8 million, no allowance for expected credit losses, unrealized losses of $2.2 million and a fair value of $24.0 million.

At December 31, 2023, we had no fixed maturity securities on a watch list.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on our investments.

REINSURANCE
Reinsurance is a contract by which one insurer, called the reinsurer, agrees to cover, under certain defined circumstances, a portion of the losses incurred by a primary insurer if a claim is made under a policy issued by the primary insurer. Our property and casualty insurance companies follow the industry practice of reinsuring a portion of their exposure to reduce the net liability on individual risks to predetermined limits and to protect us against catastrophic losses, such as a hurricane or tornado.
Ceded Reinsurance
Our reinsurance allows us to manage our risk, increase our underwriting capacity and protect us from large events. A summary of our key reinsurance programs are as follows:
Property & Casualty Core Excess of Loss ("XOL") Treaty
Our property and casualty working program, which we refer to as the core treaty, includes a multi-line layer which applies in excess of our retention and annual aggregate deductible, as well as property-only and casualty-only towers above the multi-line exhaustion point. Our core treaty incepts January 1, 2025, and each layer is fully placed. The core treaty structure has changed from the 2024 treaty year. The layer changes are summarized in the table below. Each layer includes provisions providing for extra-contractual and excess of policy limit losses and terrorism coverage. However, included coverage varies based on individual reinsurer participation of each layer. The multi-line treaty includes a provision that limits the per occurrence maximum limit to $12 million. Reinstatement is free and unlimited, upon erosion of the annual aggregate deductible. This treaty provides coverage to the majority of the commercial property and casualty business that we write. The multi-line treaty combined with the property per risk provides for a combined limit of $47 million coverage excess of the $3 million retention, as compared to $2.5 million retention for the years 2021 through 2016 and $2.0 million for the years 2015 through 2012. The new 1st Property Per Risk includes six free reinstatements of the full limit. The 2nd and 3rd Property Per Risk layers include one reinstatement to the full amount at the same premium. A semi-automatic property facultative treaty is in place providing coverage for a limit of $25 million excess of $50 million, which brings the combined treaty coverage limit available for an eligible risk to $72 million excess of $3 million. If we have a property risk that requires limits in excess of our reinsured limit, facultative reinsurance is obtained. The multi-line treaty combined with the casualty tower provides for a combined limit of $57 million excess of the $3 million retention. This treaty protects from a loss to an individual policyholder or clash event where an occurrence involves multiple policyholders. The new 1st Casualty includes six free reinstatements of the full limit, while the Casualty 2nd, 3rd and 4th include a single reinstatement of the full limit at the same premium. The casualty layers include a provision that limits the maximum amount of any one life for workers' compensation losses. At times we may obtain separate casualty facultative reinsurance to cover specific exposures or policies, based on particular exposures presented by a policyholder.

Layer	Limit	Retention	Placement
Multi-Line	3,000	3,000	100%
Property Per Risk 1st	5,000	6,000	100%
Property Per Risk 2nd	14,000	11,000	100%
Property Per Risk 3rd	25,000	25,000	100%
Casualty 1st	5,000	6,000	100%
Casualty 2nd	9,000	11,000	100%
Casualty 3rd	20,000	20,000	100%
Casualty 4th	20,000	40,000	100%
Property Catastrophe XOL
In 2024, the Company continued the pillar occurrence in addition to the property catastrophe XOL ceded reinsurance programs. No substantive structural changes were made to the property catastrophe XOL, however the pillar occurrence structure was changed to split Named Storm and Earthquake from All Other Perils. The event retention for Named Storm and Earthquake remains at $5.0 million while the event retention for All Other Perils was reduced to $4.0 million. The property catastrophe XOL remains fully placed, while the pillar occurrence placement was increased to 50%. We did not experience any property catastrophe events that produced a ceded loss to either program in 2023 or 2024.

Our corporate property catastrophe reinsurance program, effective January 1, 2025, is an XOL treaty. The program consists of $110 million in coverage for losses in excess of $20 million. The treaty protects from catastrophic events such as earthquakes, hail, windstorms, and fires. The treaty consists of three layers and is fully placed. It includes provisions providing for extra-contractual and excess of policy limit losses and contains exclusions for communicable diseases and cyber loss. In addition, it includes a terrorism exclusion. However, included coverage varies based on individual reinsurer participation of each layer. Additionally, each layer can be reinstated once to its full amount at the same premium. The property catastrophe treaty is largely unchanged from the 2024 treaty year.

Layer	Limit	Retention	Placement
First	$10,000	$20,000	100%
Second	$30,000	$30,000	100%
Third	$70,000	$60,000	100%
Earthquake and Flood XOL Treaty
We delegate underwriting authority to write a portfolio of Pacific Coast earthquake business. This arrangement began in 2019. An excess of loss treaty, effective January 1, 2025, is in place to specifically and exclusively reinsure business written through this arrangement. This program consists of $130 million for losses in excess of $10 million and is fully placed. Each layer can be reinstated once to its full amount at the same premium.

Layer	Limit	Retention	Placement
First	20,000	10,000	100%
Second	30,000	30,000	100%
Third	70,000	60,000	100%
Fourth	10,000	130,000	100%
Surety Per Principal XOL Treaty
Our surety treaty incepts on January 1, 2025 and is an excess of loss treaty. The program consists of $45 million in coverage for losses in excess of $5 million per principal. The first layer includes three paid reinstatements, while the second and third include one paid reinstatement. Losses are considered discovered to the treaty year in accordance with the contract terms and conditions. The surety treaty is largely unchanged from the 2024 treaty year.

Layer	Limit	Retention	Placement
First	5,000	5,000	100%
Second	15,000	10,000	100%
Third	25,000	25,000	100%
Terrorism Coverage
Our principal terrorism reinsurance protection is the coverage provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), effective through December 31, 2027. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners' multiple peril insurance. For calendar year 2024, the aggregate losses exceeding a threshold of $200.0 million industry-wide would be covered under this protection. Our TRIPRA deductible was $132.6 million for 2024 and our TRIPRA deductible is expected to be $137.2 million for 2025. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
Assumed Reinsurance
The Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels and participates in the Lloyd's market through its corporate member at Lloyd's. We target diversifying risks that complement our direct portfolio. The following provides more detail on the type of assumed reinsurance business we target.

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
In 2024, we broadened the scope of our assumed portfolio by growing our client base and building around the renewal business. We grew our standard property and casualty treaty business while holding our property catastrophe retrocessional and Lloyd's businesses to only modest change. We engaged in the mortgage reinsurance market where conditions were favorable. We also incepted a few new managing general agent programs in the cyber liability and transactional liability markets.
In 2023 we continued to grow our assumed programs by renewing the programs added in 2022 and continuing to diversify our risks. We reduced exposure in property catastrophe retrocessional treaty and managing general agent treaty, while significantly growing our standard property and casualty treaty and Lloyd's businesses.
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
Reinsurer Credit Quality
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our criteria for selecting reinsurance markets is to generally require capital and surplus of at least $500.0 million and an A.M. Best rating or an S&P rating of at least "A-." If a reinsurer is rated by both rating agencies, then both ratings must be at least an "A-." All of our reinsurance capacity is placed with reinsurers holding a rating of A- or better. For the small amount of reinsurance capacity we utilize that doesn't meet our criteria, markets are required to collateralize the risk. The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2024:

Name of Reinsurer	A.M. Best	S&P Rating
Swiss Reinsurance American Corporation(1)	A+	AA-
Hannover Ruck SE(1)(2)	A+	AA-
Everest Reinsurance Company(1)(2)	A+	A+
Certain Underwriting Members of Lloyd's of London(1)(2)	A+	AA-
Arch Reinsurance Company(1)	A+	A+
Berkely Reinsurance Company(1)	A+	A+
Partner Reinsurance Company of the US(1)(2)	A+	A+
R&V Versicherung AG(1)	NR	A+
MS Amlin AG(1)(2)	A+	A+
Renaissance Reinsurance US Inc(1)	A+	A+
SCOR Reinsurance Company(1)(2)	A	A+
Axis Reinsurance Company(2)	A	A+
(1) Primary reinsurers participating in the property and casualty excess of loss programs.
(2) Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short-term cash obligations and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used to fund the payment of losses and loss settlement expenses, the purchase of investments, operating expenses, dividends, pension plan contributions, and common stock repurchases. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, United Fire Group, Inc. As a holding company with no operations of its own, United Fire Group, Inc. derives its cash primarily from its insurance subsidiaries.
The sources of liquidity of the holding company are principally comprised of dividends from subsidiaries, existing surplus notes, investment income on holding company assets and the ability to raise long-term public financing under an SEC-filed registration statement or private placement offering. These sources of liquidity and cash flow support the general corporate needs of the holding company, interest and debt service, and investment in core businesses.
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
The following table displays a summary of cash sources and uses in 2024, 2023 and 2022:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2024	2023	2022
Cash provided by (used in)
Operating activities	$340,304	$171,736	$(1,251)
Investing activities	(292,487)	(149,886)	(19,171)
Financing activities	51,086	(16,454)	(15,032)
Net increase (decrease) in cash and cash equivalents	$98,903	$5,396	$(35,454)

Our cash flows were sufficient to meet our current liquidity needs for the years ended December 31, 2024, 2023 and 2022 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw from our credit facility if needed.
At December 31, 2024, our cash and cash equivalents included $23.1 million related to money market accounts, compared to $20.3 million at December 31, 2023.
Operating Activities
Net cash flows provided by operating activities totaled $340.3 million and $171.7 million in 2024 and 2023, respectively. Net cash flows used by operating activities totaled $1.3 million in 2022. The primary cash inflows from operating activities include insurance premiums, reinsurance recoveries and net investment income. The primary cash outflows from operating activities are comprised of payment of losses and loss settlement expenses and operating expenses. Our cash flows from operating activities were sufficient to meet our liquidity needs for 2024, 2023 and 2022.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and portfolio, see the Investment heading subcategory "Investment Portfolio" section contained in Part II, Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations.
Sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $0.5 billion, or 25.5 percent of our fixed maturity portfolio will mature.
Net cash flows used in investing activities totaled $292.5 million, $149.9 million and $19.2 million in 2024, 2023, and 2022, respectively. In 2024, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $680.0 million compared to $162.1 million and $280.4 million for the same period in 2023 and 2022, respectively. Our cash outflows for investment purchases totaled $960.6 million in 2024, compared to $301.1 million and $297.5 million for the same period in 2023 and 2022, respectively.
Financing Activities
Net cash flows provided by financing activities totaled $51.1 million in 2024 due to the successful placement of $70.0 million of senior unsecured notes in May 2024. Net cash flows used in financing activities totaled $16.5 million and $15.0 million in 2023 and 2022, respectively. The net cash flows used in financing activities are primarily the payment of cash dividends of $16.2 million, $16.2 million and $15.9 million in 2024, 2023 and 2022, respectively.
Contractual Obligations and Commitments
As of December 31, 2024, our required annual payments relating to contractual and other obligations were as follows:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,796,782	$563,800	$691,122	$301,100	$240,760
Long term debt	234,326	9,738	19,475	19,475	185,638
Operating leases	23,497	9,168	11,684	2,218	427
Profit-sharing commissions	31,334	31,334	—	—	—
Total	$2,085,939	$614,040	$722,281	$322,793	$426,825
Loss and Loss Settlement Expense Reserves
The amounts presented are estimates of the dollar amounts and time periods in which we expect to pay out our gross loss and loss settlement expense reserves. Because the timing of future payments may vary from the stated contractual obligation, these amounts are estimates based upon historical payment patterns and may not represent actual future payments. Refer to "Critical Accounting Estimates — Losses and Loss Settlement Expenses" in this section for further discussion.

Long term debt
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020 and $70.0 million of senior unsecured notes issued in May 2024. For further discussion of our long term debt, refer to Part II, Item 8, Note 13 "Debt."
Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 12 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2024, property and casualty agencies expect to receive profit-sharing payments of $31.3 million in 2025.
Funding Commitments
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $23.1 million at December 31, 2024.
Guaranty Fund Assessments
The Company is subject to guaranty fund and other assessments by the states in which it writes business. At December 31, 2024 the accrued liability for guaranty fund assessments was $0 and the premium tax benefit asset was $1.7 million. Guaranty fund assets are typically realized over the next five to 10 years. No discount is applied to the liability for assessments.
Legal Proceedings
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position as of December 31, 2024.
Commitments for Capital Expenditures
Dividends
Dividends paid to shareholders totaled $16.2 million, $16.2 million and $15.9 million in 2024, 2023 and 2022, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968. Payments of any future dividends and the amounts of such dividends, however, will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2024, our insurance company subsidiary, UF&C, is able to make a maximum of $40.7 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
Share Repurchases
Under our share repurchase program, we may purchase our common stock on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, economic and general market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. The Board of Directors reauthorized the share repurchase program in August 2024 and extended the program through August 2026.
The Company did not repurchase any shares of our common stock during the years ended December 31, 2024, 2023 and 2022. At December 31, 2024, we were authorized to purchase an additional 1,719,326 shares of our common stock.
Credit Facilities
In December 2023, the Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of December 31, 2024, there were no advances outstanding under the FHLB Des Moines agreement. For further information regarding the agreement with FHLB Des Moines, refer to Note 13 "Debt" in Part II, Item 8.
Stockholders' Equity
Stockholders' equity increased 6.5 percent to $781.5 million at December 31, 2024, from $733.7 million at December 31, 2023. The increase is primarily attributed to net income of $62.0 million, partially offset by an increase in net unrealized losses on fixed maturity securities, net of tax, of $5.3 million and dividends of $16.2 million. As of December 31, 2024, the book value per share of our common stock was $30.80, compared to $29.04 at December 31, 2023.
Recently Issued Accounting Standards
Information specific to accounting standards we adopted for the year ended December 31, 2024 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
Our Consolidated Balance Sheets include financial instruments whose fair values are subject to market risk. The active management of market risk is integral to our operations. Market risk is the potential for loss due to a decrease in the fair value of securities resulting from uncontrollable fluctuations, such as: interest rate risk, equity price risk, foreign exchange risk, credit risk, inflation, or geopolitical conditions. Our primary market risk exposures are: changes in interest rates, deterioration of credit quality of specific issuers, sectors or the economy as a whole, and an unforeseen decrease in the liquidity of securities we hold.
The carrying value of the Company's investment portfolio at December 31, 2024 and 2023 was $2.1 billion and $1.9 billion, respectively, of which 89% and 89.4%, respectively, was invested in fixed maturity securities. The exposure to equity price risk was minimized during 2023 and eliminated in 2024 with repositioning of equity securities into fixed maturity securities.

Primary market risks to the portfolio as outlined above with the majority in fixed maturity securities include interest rate risk, credit risk, and foreign currency exchange rate risk. Duration of the portfolio is a key calculation that is managed relative to the payout pattern of our reserve liabilities.
Interest Rate Risk

Interest rate risk is the price sensitivity of a fixed maturity security or portfolio of securities to changes in level of interest rates. Generally, there is an inverse relationship between changes in interest rates and changes in the price of a fixed maturity security. Plainly stated, if interest rates go up (down), bond prices go down (up). A vast majority of our holdings are fixed maturity and other interest rate sensitive securities that will decrease (increase) in value as interest rates increase (decrease). Available-for-sale fixed maturity securities are carried at fair value on the Consolidated Balance Sheets with unrealized gains or losses reported, net of tax, in accumulated other comprehensive income. A change in the prevailing interest rates generally translates into a change in the fair value of our fixed maturity securities, and by extension, our overall book value.
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2024. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2024	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities:
Bonds
U.S. Treasury and government agencies	$126,090	$122,197	$117,301	$111,723	$105,976
States, municipalities and political subdivisions	259,526	254,623	247,904	236,404	222,945
Corporate	760,430	723,600	689,382	657,624	628,193
Asset Backed:
Residential mortgage-backed	653,172	618,207	583,411	548,715	514,993
Commercial mortgage-backed	117,005	109,895	103,554	97,871	92,755
Other asset-backed	144,355	135,053	126,779	119,380	112,734
Total asset-backed	914,532	863,155	813,744	765,966	720,482
Total Available-For-Sale Fixed Maturities	$2,060,578	$1,963,575	$1,868,331	$1,771,717	$1,677,596
To the extent actual results differ from the assumptions utilized, our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on earnings. We believe that we maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the municipal securities in our investment portfolio, 93.1 percent and 98.2 percent were rated "A" or above, and 100.0 percent and 95.0 percent were rated "AA" or above at December 31, 2024 and 2023, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our five largest indirect exposures to financial guarantors accounted for $10.8 million and $28.6 million of our municipal securities at December 31, 2024 and 2023, respectively.
Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our financial results. Foreign currency exchange rate risk can occur as a result of investment holdings in foreign currency, settlement of amounts due to or from foreign reinsurers or our participation in Lloyd's. We consider this risk to be immaterial to our operations.
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Part II, Item 8, Note 2 "Investments" for more information on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In thousands)	2024	2023
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,961,531 in 2024 and $1,771,041 in 2023; allowance for credit losses $0 in 2024 and $1 in 2023)	$1,868,331	$1,686,502
Equity securities, at fair value (cost $0 in 2024 and $29,238 in 2023)	—	55,019
Mortgage loans (less allowance for credit loss of $45 and $55)	40,922	45,366
Other long-term investments	183,741	99,507
Short-term investments	100	100
Total investments	2,093,094	1,886,494
Cash and cash equivalents	200,949	102,046
Accrued investment income	15,795	15,934
Premiums receivable (net of allowance for doubtful accounts of $1,604 in 2024 and $1,794 in 2023)	450,801	464,791
Deferred policy acquisition costs	147,224	126,532
Property and equipment at cost (less accumulated depreciation of $75,866 in 2024 and $68,242 in 2023)	136,021	134,247
Reinsurance receivables and recoverables (net of allowance for credit losses of $103 in 2024 and $97 in 2023)	230,828	223,269
Prepaid reinsurance premiums	44,892	27,682
Goodwill and intangible assets, net	3,906	4,615
Deferred tax asset, net	23,018	13,621
Income taxes receivable	14,181	21,463
Other assets	127,760	123,496
Total assets	$3,488,469	$3,144,190
Liabilities
Losses and loss settlement expenses	$1,796,782	$1,638,755
Unearned premiums	621,448	549,384
Accrued expenses and other liabilities	171,649	172,306
Long term debt	117,059	50,000
Total liabilities	$2,706,938	$2,410,445
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,378,291 and 25,269,842 shares issued and outstanding in 2024 and 2023, respectively	$25	$25
Additional paid-in capital	215,851	209,986
Retained earnings	620,436	574,691
Accumulated other comprehensive income (loss), net of tax	(54,781)	(50,957)
Total stockholders' equity	$781,531	$733,745
Total liabilities and stockholders' equity	$3,488,469	$3,144,190
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
(In thousands, except share data)	2024	2023	2022
Revenues
Net earned premiums	$1,176,750	$1,034,587	$951,541
Net investment income	81,986	59,606	44,932
Net investment gains (losses)	(5,429)	1,274	(15,892)
Other income (loss)	—	—	(295)
Total revenues	$1,253,307	$1,095,467	$980,286
Benefits, losses and expenses
Losses and loss settlement expenses	$744,605	$769,414	$637,301
Amortization of deferred policy acquisition costs	281,338	244,991	213,075
Other underwriting expenses	140,942	115,800	115,169
Interest Expense	7,281	3,260	3,188
Other non-underwriting expenses	2,107	1,723	(524)
Total benefits, losses and expenses	$1,176,273	$1,135,188	$968,209
Income (loss) before income taxes	$77,034	$(39,721)	$12,077
Income tax expense (benefit)	15,077	(10,021)	(2,954)
Net income (loss)	$61,957	$(29,700)	$15,031

Earnings (loss) per common share:
Basic	2.45	(1.18)	0.60
Diluted	2.39	(1.18)	0.59

Weighted average common shares outstanding:
Basic	25,319,973	25,249,269	25,160,809
Diluted	25,917,760	25,249,269	25,318,196

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands, except share data)	2024	2023	2022
Net income (loss)	$61,957	$(29,700)	$15,031
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(13,466)	$26,373	$(176,181)
Change in net benefit asset plans and obligations	2,089	18,953	(8,278)
Foreign currency translation adjustment	(200)	—	—
Other comprehensive income (loss), before tax and reclassification adjustments	(11,577)	45,326	(184,459)
Income tax effect	2,388	(9,518)	38,736
Other comprehensive income (loss), after tax, before reclassification adjustments	(9,189)	35,808	(145,723)
Reclassification adjustments for:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	6,791	718	1,323
Net benefit asset plans and obligations included in other underwriting expense	—	207	3,601
Total reclassification adjustments, before tax	6,791	925	4,924
Income tax effect	(1,426)	(194)	(1,034)
Total reclassification adjustments, after tax	5,365	731	3,890
Comprehensive income (loss)	$58,133	$6,839	$(126,802)

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Stockholders' Equity

	For the Years Ended December 31,
(In thousands, except share data)	2024	2023	2022
Common stock
Balance, beginning of year	$25	$25	$25
Balance, end of year	25	25	25
Additional paid-in capital
Balance, beginning of year	209,986	207,030	203,375
Stock based compensation	5,865	2,956	3,655
Balance, end of year	215,851	209,986	207,030
Retained earnings
Balance, beginning of year	574,691	620,555	621,384
Net income (loss)	61,957	(29,700)	15,031
Dividends on common stock ($0.64, $0.64, and $0.63 per share)	(16,212)	(16,164)	(15,860)
Balance, end of year	620,436	574,691	620,555
Accumulated other comprehensive income (loss)
Balance, beginning of year	(50,957)	(87,496)	54,337
Change in net unrealized investment gain (loss)(1)	(5,274)	21,402	(138,138)
Change in liability for underfunded employee benefit plans(2)	1,650	15,137	(3,695)
Foreign currency translation adjustment	(200)	—	—
Balance, end of year	(54,781)	(50,957)	(87,496)
Total stockholders' equity	$781,531	$733,745	$740,114

Common stock shares outstanding
Balance, beginning of year	25,269,842	25,210,541	25,082,104
Stock based compensation	108,449	59,301	128,437
Balance, end of year	25,378,291	25,269,842	25,210,541
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$61,957	$(29,700)	$15,031
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	4,531	7,092	9,000
Depreciation and amortization	10,904	10,508	7,670
Stock-based compensation expense	5,517	3,246	2,826
Net investment (gains) losses	5,901	(1,547)	15,622
Net cash flows from trading investments	56,381	116,080	29,725
Deferred income tax benefit	(8,391)	(8,308)	(3,930)
Changes in:
Accrued investment income	139	(1,454)	(1,084)
Premiums receivable	13,990	(99,062)	(48,958)
Deferred policy acquisition costs	(20,692)	(22,307)	(12,779)
Reinsurance receivables	(7,559)	(52,316)	(43,138)
Prepaid reinsurance premiums	(17,210)	(16,382)	(1,972)
Income taxes receivable	7,282	9,955	960
Other assets	(2,277)	(34,403)	(8,136)
Losses, claims and loss settlement expenses	158,027	141,481	(16,991)
Unearned premiums	72,064	74,996	34,655
Accrued expenses and other liabilities	1,432	70,956	12,972
Deferred income taxes	(1)	—	(652)
Other, net	(1,691)	2,901	7,928
Net cash provided by (used in) operating activities	$340,304	$171,736	$(1,251)
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$491,771	$77,388	$83,559
Proceeds from call and maturity of available-for-sale investments	178,805	80,081	184,210
Proceeds from short-term and other investments	9,381	4,615	12,648
Purchase of available-for-sale investments	(872,850)	(273,081)	(284,054)
Purchase of mortgage loans	—	(8,137)	(103)
Purchase of short-term and other investments	(87,724)	(19,866)	(13,294)
Net purchases and sales of property and equipment	(11,870)	(10,886)	(2,137)
Net cash provided by (used in) investing activities	$(292,487)	$(149,886)	$(19,171)
Cash Flows From Financing Activities
Debt note issuance	$70,000	$—	$—
Debt note issuance costs	(3,050)	—	—
Payment of cash dividends	(16,212)	(16,164)	(15,860)
Issuance of common stock	348	(290)	828
Net cash provided by (used in) financing activities	$51,086	$(16,454)	$(15,032)
Net Change in Cash and Cash Equivalents	$98,903	$5,396	$(35,454)
Cash and Cash Equivalents at Beginning of Year	102,046	96,650	132,104
Cash and Cash Equivalents at End of Year	$200,949	$102,046	$96,650

Supplemental disclosures of cash flow information
Income taxes paid	$16,112	$1,348	$21,548
Interest paid	$7,172	$3,260	$3,188

The Notes to Consolidated Financial Statements are an integral part of these statements.

UNITED FIRE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except share data unless otherwise noted)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Consolidated Financial Statements, which include the accounts of United Fire Group, Inc. and its subsidiaries (collectively, "UFG", the "Registrant", the "Company", "we", "us", or "our"), have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated.

We have investments in unconsolidated affiliates that are considered variable interest entities ("VIEs") as defined under GAAP. Our involvement with VIEs is primarily to invest in assets that allow us to gain exposure to a broadly diversified portfolio of asset classes. A VIE is an entity that does not have sufficient equity to finance its own activities without additional financial support, where investors lack certain characteristics of a controlling financial interest, or where the entity is structured with non-substantive voting rights. We assess our relationships with VIEs to evaluate if we are the primary beneficiary of the VIE. If we determine we are the primary beneficiary of a VIE, we consolidate the assets and liabilities of the VIE in our Consolidated Financial Statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Segment Information
We operate as one operating segment. Our revenues are primarily derived from premiums earned for property and casualty insurance products issued to customers. For additional information, see Note 10, "Segment Information".
Premiums and Unearned Premiums
Written premiums are deferred and recorded as earned premium on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premiums applicable to the unexpired term of insurance policies in force. Premiums receivable are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of amounts due from agents and policyholders. Credit risk is partially mitigated by the Company's ability to cancel the policy if the policyholder does not pay the premium.
Premiums are reported net of reinsurance ceded. Ceded premiums are charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as ceded unearned premiums, an asset on the Consolidated Balance Sheet.
Losses and Loss Settlement Expenses
To establish losses and loss settlement expense reserves, we make estimates and assumptions about the future development of claims. Actual results could differ materially from those estimates, which are subjective, complex and inherently uncertain. When we establish and adjust reserves, we do so given our knowledge at the time of the circumstances and facts of known claims. To the extent that we have overestimated or underestimated our loss and loss settlement expense reserves, we adjust the reserves in the period in which such adjustment is determined.
Losses and loss settlement expenses are reported net of reinsurance ceded. The estimation of assumed and ceded reinsurance losses and loss settlement expense reserves is subject to the same factors as the estimation of losses and loss settlement expense reserves. In addition to those factors, which give rise to inherent uncertainties in establishing losses and loss settlement expense reserves, there exists a delay in our receipt of reported claims for assumed business due to the procedure of having claims first reported through one or more intermediary insurers or reinsurers.
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
Reinsurance Receivables
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year 1 bond recovery rates from 1983-2017. The allowance calculated is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income. Refer to Note 4 "Reinsurance" for a discussion of our reinsurance.
Investments
Fixed Maturity Securities Available-for-Sale
Investments in fixed maturity securities includes bonds. Our investments in fixed maturities securities are designated as available-for-sale and recorded at fair value. Changes in unrealized investment gain (loss), with respect to available-for-sale fixed maturities are reported as a component of accumulated other comprehensive income, net of deferred income taxes. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Interest income from these investments is reported in "Net investment income" in the accompanying Consolidated Statements of Income. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis and are reported within Net investment gains (losses) in the accompanying Consolidated Statements of Income. We record security transactions on a trade date basis.
Equity Securities
Investments in equity securities, which includes common stocks, are recorded at fair value with changes in value recorded as a component of income. Realized gains and losses on disposition of equity securities are computed using the specific identification method and are included in the computation of net income.
Mortgage Loans

Our investment in mortgage loans consists of commercial mortgage loans on real estate, which are reported at amortized cost, less allowance for expected credit losses. Commercial mortgage loans are continuously monitored by reviewing appraisals, operating statements, rent revenues, annual inspection reports, loan specific credit quality, property characteristics, market trends and other factors. For details on our policy around allowance for expected credit losses on mortgage loans, refer to Note 2 "Investments".

Commercial mortgage loans are rated for the purpose of quantifying the level of risk. Loans are placed on a watch list when the debt service coverage ratio falls below certain thresholds and the loan-to-value ratios exceeds certain thresholds. Loans on the watchlist are closely monitored for collateral deficiency or other credit events that may lead to a potential loss of principal or interest.

Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Interest income, amortization of premiums and discounts, prepayment fees, and loan commitment fees are reported in Net investment income in the accompanying Consolidated Statements of Income.
Investments in Unconsolidated Affiliates
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value ("NAV") in the unconsolidated affiliates' financial statements. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since prior quarter financial statements to ensure any material events are properly included in current quarter valuation and investment income.
Short-term investments
Short-term investments consist of financial instruments with an original maturity of one year or less when purchased and include short-term fixed maturity securities and money market instruments, which are carried at fair value, and short-term loans, which are carried at amortized cost, which approximates fair value.
Interest and investment income
Dividends and interest income are recorded in Net investment income and recognized when earned. Income or losses upon call or prepayment of fixed maturity securities are recognized in Net investment income. Amortization of premiums and accretion of discounts on investments in fixed maturity securities are reflected in Net investment income over the contractual terms of the investments, and for callable investments at a premium, based on the earliest call date of the investments, in a manner that produces a constant effective yield.
Credit Losses
The Company recognizes credit losses for our available-for-sale fixed-maturity portfolio, reinsurance receivables, mortgage loans and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income.
For our available-for-sale fixed maturity portfolio an allowance for credit losses is recorded net of available-for-sale fixed maturities in the Consolidated Balance Sheets and a corresponding credit loss recognized as a recognized loss or gain in the Consolidated Statements of Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for available-for-sale fixed-maturity portfolio, see Note 2 "Investments."
An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is presented on the Consolidated Balance Sheets along with the asset value, as well as presented net and recorded through "Net investment gains (losses)" in the Consolidated Statements of Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 2 "Investments."

Fair Value of Financial Instruments

The fair values of financial instruments presented in the Consolidated Financial Statements are estimates of the fair values at the balance sheet date using available market information and appropriate valuation methodologies. These estimates are subjective in nature and involve uncertainties and significant judgment in the interpretation of current market data. For more information on the fair value of financial instruments refer to Note 3 "Fair Value of Financial Instruments".

Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash, money market accounts and non-negotiable certificates of deposit with original maturities of three months or less. Cash includes cash on deposit supporting Lloyds business of $31,739.
Deferred Policy Acquisition Costs ("DAC")

DAC represents costs that are directly related to the successful acquisition of new and renewal insurance contracts and incremental direct costs of contract acquisition that are incurred in compensation to employees. Such costs primarily include commissions, premium taxes and certain underwriting and policy issuance costs.

Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premiums are earned. Deferred acquisition costs are reviewed on a quarterly basis to determine if they are recoverable from remaining unearned premiums, and if not, are charged to expense.

To calculate the premium deficiency charge by line of business, we estimate an expected loss and loss settlement expense ratio which is based on our best estimate of future losses for each line of business. The premium deficiency calculation is aggregated by line of business in a manner consistent with how the policies are currently being marketed and managed. Expected losses and loss settlement expenses ratios are the only assumptions we utilize in our premium deficiency calculation. The Company does not consider anticipated investment income in determining if a premium deficiency exists. Adjustments, if necessary, are recorded as a reduction in the DAC asset and as other underwriting expenses in the current period results of operations.
Property, Equipment and Depreciation
Property and equipment used in operations, including certain costs incurred to develop computer software for internal use, is presented at cost less accumulated depreciation. We periodically review these assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the underlying asset may not be recoverable. A loss would be recognized if the estimated fair value of the asset were less than its carrying value. Expenditures for maintenance and repairs on property and equipment are generally expensed as incurred. Depreciation is computed primarily by the straight-line method.
Intangible Assets
Our other intangible assets, which consist of agency relationships, trade names, and state insurance licenses are being amortized by the straight-line method over periods ranging from two years to 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. In 2024, 2023 and 2022 we performed a qualitative impairment assessment of our indefinite lived intangible assets. For more information on intangible assets refer to Note 14 "Intangible Assets."
Long Term Debt
Debt instruments are carried at the principal amount borrowed, net of any issuance costs. Costs incurred in the issuance of debt are capitalized and amortized over the life of the non-cancellable period of the debt. Interest payments are included in Accrued expenses and other liabilities in the Consolidated Balance Sheets and as Interest expense in the Consolidated Statements of Income. For more information on long-term debt refer to Note 13 "Debt."

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that it is more likely than not that some portion of the tax benefit will not be realized. We adjust the valuation allowance if, based on our evaluation, there is a change in the amount of deferred income tax assets that are deemed more-likely-than-not to be realized. The impact on deferred taxes of changes in tax rates and laws, if any, is applied to the years during which temporary differences are expected to be settled and reflected in the financial statements in the period enacted. For more information on income taxes refer to Note 7 "Income Tax".
Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability within Accrued expenses and other liabilities on the Consolidated Balance Sheets and as a lease right-of-use asset within Other assets on the Consolidated Balance Sheets. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on current industry borrowing rates for financial companies with similar ratings. The Company excludes options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as the Company typically does not exercise options to purchase the underlying leased asset. As an accounting policy election, the Company has elected the practical expedient of not separating lease components from non-lease components to each major asset class. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statements of Income. For more information on leases refer to Note 12 "Lease Commitments."
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
Comprehensive Income
We report comprehensive income (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and dividends to stockholders. While total comprehensive income (loss) is largely driven by net income (loss) during the period, accumulated other comprehensive income or loss represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Amounts reclassified to net income relate to the realized gains (losses) on investments and employee benefit costs which are included in

Net investment gains (losses) and Other underwriting expenses, respectively, on the Consolidated Statements of Income.
Subsequent Events
In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.

Beginning in early January 2025, there were a series of severe wildfires that impacted the Pacific Palisades neighborhood and Eaton Canyon area in Southern California. The Company's preliminary pre-tax estimate of catastrophe losses from these wildfires, including assessments from the California FAIR Plan, and net of estimated recoveries from reinsurance, is $7 million to $10 million. The catastrophe losses from these wildfires will be reflected in the Company's first quarter 2025 earnings.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2024

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker ("CODM") and included in each reported measure of a segment's profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Further, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. See Note 10 "Segment Information" in the accompanying notes to the Consolidated Financial Statements for further details.

Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

NOTE 2. INVESTMENTS
Fair Value of Investments

The table that follows is a reconciliation of the amortized cost to fair value of investments in available-for-sale fixed maturity securities, presented on a consolidated basis as of December 31, 2024 and 2023.

December 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$126,402	$153	$9,255	$—	$117,301
States, municipalities and political subdivisions	252,936	52	5,084	—	247,904
Corporate	728,662	1,354	40,633	—	689,382
Residential mortgage-backed	623,431	864	40,884	—	583,411
Commercial mortgage-backed	102,975	624	44	—	103,554
Other asset-backed	127,125	593	940	—	126,779
Total asset-backed	$853,531	$2,081	$41,868	$—	$813,744
Total Available-for-Sale	$1,961,531	$3,640	$96,840	$—	$1,868,331

December 31, 2023
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$153,751	$580	$8,977	$—	$145,354
Foreign government	—	—	—	—	—
States, municipalities and political subdivisions	618,686	1,033	4,960	—	614,759
Corporate	671,618	3,327	44,413	1	630,532
Asset-backed:			—
Residential mortgage-backed	323,592	1,346	32,911	—	292,027
Commercial mortgage-backed	—	—	—	—	—
Other asset-backed	3,394	524	87	—	3,831
Total asset-backed	$326,986	$1,870	$32,998	$—	$295,858
Total Available-for-Sale	$1,771,041	$6,810	$91,348	$1	$1,686,503

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2024, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
December 31, 2024	Amortized Cost	Fair Value
Due in one year or less	$113,847	$113,124
Due after one year through five years	301,844	296,271
Due after five years through 10 years	390,686	364,810
Due after 10 years	301,623	280,382
Asset-backed securities	853,531	813,744
	$1,961,531	$1,868,331
Allowance for Current Expected Credit Loss

We regularly review available-for-sale securities for declines in fair value that we determine to be credit-related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit-related, and if so, the magnitude of the credit loss:

•The extent to which the fair value is less than the amortized cost basis;
•The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);
•The financial condition of and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength);
•Current delinquencies and nonperforming assets of underlying collateral;
•Expected future default rates;
•Collateral value by vintage, geographic region, industry concentration or property type;
•Subordination levels or other credit enhancements as of the balance sheet date as compared to origination; and
•Contractual and regulatory cash obligations and the issuer's plans to meet such obligations.

We recognize an allowance for current expected credit losses on fixed maturity securities in an unrealized loss position when it is determined. Using the factors discussed above, a component of the unrealized loss is related to credit. We recognize the expected credit losses in Net investment gains (losses) in the Consolidated Statements of Income, with an offset for the amount of non-credit impairments recognized in accumulated other comprehensive income. We do not measure a credit loss allowance on accrued investment income because we write-off accrued interest through Net investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security's amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Net investment gains (losses) in the Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for expected credit loss, to Net investment gains (losses) in the Consolidated Statements of Income. The remainder of unrealized loss is held in other comprehensive income in the Consolidated Statements of Stockholders' Equity.

The following table contains a rollforward of the allowance for credit losses for available-for-sale fixed maturity securities at December 31, 2024:

Beginning balance, January 1, 2024	$1
Additions to the allowance for credit losses for which credit losses were not previously recorded	$—
Reductions for securities sold during the period (realized)	—
Writeoffs charged against the allowance	—
Recoveries of amounts previously written off	(1)
Ending balance, December 31, 2024	$—
Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, for 2024, 2023 and 2022, is as follows:

	2024	2023	2022
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities	$(6,675)	$27,091	$(174,858)
Income tax effect	1,402	(5,689)	36,720
Total change in net unrealized investment gain (loss), net of tax	$(5,273)	$21,402	$(138,138)

The following tables summarize our fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2024 and 2023. The securities are presented by the length of time they have been continuously in an unrealized loss position.

December 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	5	$16,006	$67	28	$83,386	$9,188	$99,392	$9,255
States, municipalities and political subdivisions	67	92,003	1,159	72	135,350	3,925	227,353	5,084
Corporate	73	203,142	4,474	154	370,211	36,159	573,352	40,633
Asset-backed:
Residential mortgage-backed	79	318,810	4,549	131	151,879	36,335	470,689	40,884
Commercial mortgage-backed	4	8,198	44	—	—	—	8,198	44
Other asset-backed	14	32,645	804	2	3,915	136	36,560	940
Total asset-backed	97	$359,653	$5,397	133	$155,794	$36,471	$515,447	$41,868
Total Available-for-Sale	242	$670,804	$11,097	387	$744,741	$85,743	$1,415,544	$96,840

December 31, 2023	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	5	$15,124	$60	29	$84,092	$8,917	$99,216	$8,977
States, municipalities and political subdivisions	107	207,956	960	87	203,946	4,000	411,902	4,960
Corporate	16	44,381	451	203	483,644	43,962	528,025	44,413
Asset-backed:
Residential mortgage-backed	9	17,881	137	139	186,144	32,774	204,025	32,911
Other asset-backed	—	—	—	1	2,962	87	2,962	87
Total asset-backed	9	$17,881	$137	140	$189,106	$32,861	$206,987	$32,998
Total Available-for-Sale	137	$285,342	$1,608	459	$960,788	$89,740	$1,246,130	$91,348
We believe that any unrealized losses on our available-for-sale fixed maturity securities at December 31, 2024 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.
Included in investments at December 31, 2024 and 2023, are securities on deposit with, or available to, various regulatory authorities as required by law and collateral for reinsurance agreements with fair values of $110,335 and $106,297 respectively.
Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. The following tables present the carrying value of our commercial mortgage loans at December 31, 2024 and 2023:

Commercial Mortgage Loans
Loan-to-value	December 31, 2024	December 31, 2023
Less than 65%	$32,499	36,762
65%-75%	8,468	8,659
Total mortgage loans, gross of valuation allowance	$40,967	$45,421
Valuation allowance	(45)	(55)
Total mortgage loans, net of valuation allowance	$40,922	$45,366

Mortgage Loans by Region
	December 31, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Region
East North Central	$3,218	7.9%	$3,245	7.1%
Southern Atlantic	17,021	41.4	17,217	37.9
East South Central	7,257	17.7	7,526	16.6
New England	6,588	16.1	6,588	14.5
Middle Atlantic	2,078	5.1	5,979	13.2
Mountain	1,992	4.9	1,992	4.4
West North Central	2,813	6.9	2,874	6.3
Total mortgage loans at amortized cost	$40,967	100.0%	$45,421	100.0%

Mortgage Loans by Property Type
	December 31, 2024		December 31, 2023
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Property Type
Multifamily	$8,362	20.4%	$8,507	18.7%
Office	10,615	25.9	10,950	24.1
Industrial	9,912	24.2	9,985	22.0
Retail	10,000	24.4	10,000	22.0
Mixed use/Other	2,078	5.1	5,979	13.2
Total mortgage loans at amortized cost	$40,967	100.0%	$45,421	100.0%
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

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Risk Rating
1-2 internal grade	$8,134	$98	$5,144	$7,737	$13,266	$34,379
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,134	$98	$5,144	$7,737	$19,854	$40,967
Current-period write-offs	—	—	—	—	—	—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

As of December 31, 2024, all loan receivables were current, with no delinquencies. As of December 31, 2024, the Company had an allowance for mortgage loan losses of $45, summarized in the following rollforward:

Beginning balance, January 1, 2024	$55
Current-period provision for expected credit losses	—
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	(10)
Ending balance, December 31, 2024	$45

Commercial mortgage loans carrying value excludes accrued interest of $157.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	2024	2023	2022
Fixed maturity, available-for-sale securities:
Net realized gains (losses) on fixed maturity, available-for-sale securities	$(7,274)	$(442)	$(1,397)
Change in allowance for credit losses	1	1	(3)
Equity securities:
Net realized gains (losses) on equity securities sold	1,362	150	(1,767)
Unrealized gains (losses) on equity securities still held at reporting date	—	1,842	(12,802)
Net gains (losses) recognized on equity securities	1,362	1,992	(14,569)
Net realized gains (losses) on mortgage loans	10	(5)	109
Net realized gains (losses) on other long-term assets	472	(319)	(267)
Net realized gains (losses) on real estate	—	47	235
Total net investment gains (losses)	$(5,429)	$1,274	$(15,892)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Proceeds from sales	$491,771	$77,388	$83,559
Gross realized gains	2,127	265	459
Gross realized losses	9,401	707	1,857
Net Investment Income
Net investment income for the years ended December 31, 2024, 2023 and 2022, is comprised of the following:

Years Ended December 31,	2024	2023	2022
Investment income:
Interest on fixed maturities	$69,703	$56,243	$48,702
Dividends on equity securities	341	3,548	5,163
Income on other long-term investments
Investment income	6,492	2,833	4,742
Change in value (1)	1,447	(2,864)	(7,930)
Interest on mortgage loans	1,852	1,889	1,897
Interest on short-term investments	3,048	1,068	354
Interest on cash and cash equivalents	5,045	2,228	740
Other	5,006	4,139	780
Total investment income	$92,934	$69,084	$54,448
Less investment expenses	10,948	9,478	9,516
Net investment income	$81,986	$59,606	$44,932
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.

Funding Commitments
Pursuant to agreements related to our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $23.1 million at December 31, 2024.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at December 31, 2024 and 2023:

December 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$117,301	$30,914	$86,387	$—
States, municipalities and political subdivisions	247,904	—	247,904	—
Corporate	689,382		689,382	—
Residential mortgage-backed	583,411	—	583,411	—
Commercial mortgage-backed	103,554	—	103,554	—
Asset-backed securities	126,779		126,779	—
Total Fixed Maturity, Available-for-Sale	1,868,331	30,914	1,837,417	—
Short-Term Investments	100	100	—	—
Money Market Accounts	23,098	23,098	—	—
Corporate-Owned Life Insurance	13,003	—	13,003	—
Total Financial Assets Measured at Fair Value	$1,904,532	$54,112	$1,850,420	$—

December 31, 2023		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$145,354	$50,861	$94,493	$—
States, municipalities and political subdivisions	614,759	—	614,759	—
Corporate	630,532	—	625,640	4,892
Residential mortgage-backed	292,027	—	287,204	4,823
Asset-backed securities	3,831	—	2,962	869
Total Fixed Maturity, Available-for-Sale	1,686,503	50,861	1,625,058	10,584
Equity Securities
Public utilities	3,993	3,993	—	—
Energy	9,477	9,477	—	—
Industrials	14,164	14,164	—	—
Consumer goods and services	11,385	11,385	—	—
Health care	2,060	2,060	—	—
Technology, media and telecommunications	6,405	6,405	—	—
Financial services	7,535	7,535	—	—
Total Equity Securities	55,019	55,019	—	—
Short-Term Investments	100	100	—	—
Money Market Accounts	20,333	20,333	—	—
Corporate-Owned Life Insurance	11,913	—	11,913	—
Total Financial Assets Measured at Fair Value	$1,773,868	$126,313	$1,636,971	$10,584

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of December 31, 2024 and December 31, 2023 was reasonable.
We use quoted market prices when available to determine the fair value of fixed maturities, equity securities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market information obtained from our third-party. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity, equity security or short-term investment and we consistently apply the valuation methodology to measure the security's fair value.
The fair value of securities categorized as Level 1 is based on quoted market prices that are readily and regularly available.

We use a market-based approach for valuing all of our Level 2 securities and submit them primarily to a third-party valuation service provider. Any of these securities not valued by the third-party valuation service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally use to value our securities include the following, listed in approximate order of priority: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
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

The Company formed a rabbi trust in 2014 to fund obligations under the UF&C Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Company's Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. The cash surrender value of the COLI policies is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in the "Other assets" line in the Consolidated Balance Sheets.
For each of the twelve-month periods ended December 31, 2024 and 2023, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases that were made using funds held in our money market accounts, disposals, funds from debt issuance proceeds, and the change in unrealized gains.

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at December 31, 2024 and December 31, 2023 are summarized below:

December 31, 2024
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$177,851	$177,851	$—	$—	$—
Other Long Term Investments(1)	183,741	—	1,277	—	182,464
Mortgage Loans	38,879	—	—	38,879	—
Total	$400,471	$177,851	$1,277	$38,879	$182,464

Financial Liabilities:
Long Term Debt	108,353	—	108,353	—	—
Total	$108,353	$—	$108,353	$—	$—
(1) As a member of Lloyd's, the Company participates in the Syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $82.2 million as of December 31, 2024. Also included in our other long term investments on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $100.3 million at December 31, 2024.

December 31, 2023
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$81,713	$81,713	$—	$—	$—
Other Long Term Investments	99,507	—	1,249	—	98,258
Mortgage Loans	42,632	—	—	42,632	—
Total	$223,852	$81,713	$1,249	$42,632	$98,258

Financial Liabilities:
Long Term Debt	38,413	—	—	38,413	—
Total	$38,413	$—	$—	$38,413	$—
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

The following tables summarize changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2024 and 2023, respectively. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

Year ended December 31, 2024
	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2024	$4,892	$5,692	$10,584
Realized gains (loss) (1)	—	—	—
Unrealized gains (losses) (1)	—	(869)	(869)
Purchases	—	—	—
Disposals	—	—	—
Amortization	—	—	—
Transfers in	—	—	—
Transfers out	(4,892)	(4,823)	(9,715)
Ending Balance - December 31, 2024	$—	$—	$—
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

Year ended December 31, 2023
	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2023	$5,675	$801	$6,476
Realized gains (losses) (1)	—	—	—
Unrealized gains (losses) (1)	(783)	68	(715)
Purchases	—	—	—
Disposals	—	—	—
Amortization	—	—	—
Transfers in	—	4,823	4,823
Transfers out	—	—	—
Ending Balance - December 31, 2023	$4,892	$5,692	$10,584
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

During the twelve-month period ended December 31, 2024 and 2023, there were two securities transferred out of Level 3 and one security transferred into Level 3, respectively.

NOTE 4. REINSURANCE
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
The effects of reinsurance on net written premiums, earned premiums and loss and loss settlement expenses are presented in the following table:

Year ended December 31,	2024	2023	2022
Written premiums(1):
Direct	1,177,511	1,061,358	946,169
Assumed	217,904	159,335	137,786
Ceded	(163,945)	(153,792)	(99,732)
Net written premiums	1,231,470	1,066,901	984,223
Earned premiums:
Direct	1,109,903	1,017,917	941,998
Assumed	214,043	161,628	111,283
Ceded	(147,196)	(144,958)	(101,740)
Net earned premiums	1,176,750	1,034,587	951,541
Loss and loss settlement expenses:
Direct	641,410	763,609	655,775
Assumed	155,022	102,408	70,628
Ceded	(51,827)	(96,603)	(89,102)
Net loss and loss settlement expense	744,605	769,414	637,301
(1) See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for definition of Net written premiums.
We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2024 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $20,811 and $31,725 at December 31, 2024 and 2023, respectively.
The following table provides a roll forward of the allowance for credit losses in our reinsurance recoverable balance at December 31, 2024:

Rollforward of Credit Loss Allowance for Reinsurance Receivable
As of
December 31, 2024
Beginning balance, January 1, 2024	$97
Current-period provision for expected credit losses	6
Ending balance of the allowance for reinsurance receivable, December 31, 2024	$103

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
We have several programs that provide reinsurance coverage. The following tables provide a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. Reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits. New reinsurance programs beginning in 2024 include the property semi-automatic quota share. We also transitioned our Earthquake Delegate Underwriting Authority ("DUA") quota share into an excess of loss treaty. New reinsurance programs beginning in 2023 include our marine liability quota share and our specialty variable quota share. For 2022 we decided not to renew the all lines aggregate excess loss program. In its place we added the pillared occurrence program. Another new program for 2022 was the addition of the earthquake quota share program.

	2024 Reinsurance Programs
Type of Reinsurance	Stated Retention	Exhaustion Point	Placement and Limit
Casualty Excess of Loss	$3,000	$60,000	100%	of	$57,000
Property Excess of Loss	3,000	25,000	100%	of	$22,000
Property Semi-automatic Quota Share	25,000	50,000	100%	of	$25,000
Surety Excess of Loss	5,000	50,000	100%	of	$45,000
Marine Liability DUA Quota Share	N/A	10,000	70%	of	$10,000
Professional Liability DUA Quota Share	N/A	5,000	55%	of	$5,000
Specialty Casualty Variable Quota Share	N/A	10,000	50%	of	$10,000
Property Catastrophe Excess of Loss	20,000	130,000	100%	of	$110,000
Earthquake DUA Catastrophe Excess of Loss	10,000	170,000	100%	of	$160,000
Cyber Quota Share	N/A	1,000	100%	of	$1,000
Boiler and Machinery Quota Share	N/A	100,000	100%	of	$100,000
Pillar Occurrence Excess of Loss	5,000	15,000	42%	of	$10,000

	2023 Reinsurance Programs
Type of Reinsurance	Stated Retention	Ground Up Limits	Coverage
Casualty Excess of Loss	$3,000	$60,000	100%	of	$57,000
Property Excess of Loss	3,000	25,000	100%	of	$22,000
Surety Excess of Loss	2,000	50,000	100%	of	$48,000
Marine Liability DUA Quota Share	N/A	5,000	70%	of	$5,000
Professional Liability DUA Quota Share	N/A	5,000	70%	of	$5,000
Specialty Casualty Variable Quota Share	N/A	5,000	70%	of	$5,000
Property Catastrophe Excess of Loss	20,000	200,000	100%	of	$163,150
Cyber Quota Share	N/A	1,000	100%	of	$1,000
Boiler and Machinery Quota Share	N/A	100,000	100%	of	$100,000
Pillar Occurrence Excess of Loss	6,000	16,000	90%	of	$10,000
Earthquake DUA Quota Share	N/A	170,000	100%	of	$56,525

	2022 Reinsurance Programs
Type of Reinsurance	Stated Retention	Ground Up Limits	Coverage
Casualty Excess of Loss	$3,000	$60,000	100%	of	$57,000
Property Excess of Loss	3,000	25,000	100%	of	$22,000
Surety Excess of Loss	1,500	45,000	100%	of	$43,500
Professional Liability DUA Quota Share	N/A	5,000	70%	of	$5,000
Property Catastrophe Excess of Loss	15,000	180,000	100%	of	$162,075
Cyber Quota Share	N/A	1,000	100%	of	$1,000
Boiler and Machinery Quota Share	N/A	100,000	100%	of	$100,000
Pillar Occurrence Excess of Loss	5,000	15,000	66.5%	of	$10,000
Earthquake DUA Quota Share	N/A	180,000	100%	of	$72,000
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

The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant estimates to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will evaluate an appropriate response that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. In addition to our internal process, we engage a third-party firm to provide an independent and unbiased assessment of our reserves to assist in establishing appropriate reserves.
On a quarterly basis, we perform a detailed review of IBNR reserves. There are two fundamental types or sources of IBNR reserves. We record IBNR reserves for "normal" types of claims and also specific IBNR reserves related to unique circumstances or events. A major hurricane is an example of an event that might necessitate establishing specific IBNR reserves because an analysis of existing historical data would not provide an appropriate estimate.
We do not discount loss reserves based on the time value of money.

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves for 2024, 2023 and 2022 (net of reinsurance amounts):

Years Ended December 31,	2024	2023	2022
Gross liability for losses and loss settlement expenses at beginning of year	$1,638,755	$1,497,274	$1,514,265
Ceded losses and loss settlement expenses	(191,640)	(146,875)	(112,900)
Net liability for losses and loss settlement expenses at beginning of year	$1,447,115	$1,350,399	$1,401,365
Losses and loss settlement expenses incurred for claims occurring during
Current year	$745,813	$701,664	$624,411
Prior years	(1,208)	67,750	12,890
Total incurred	$744,605	$769,414	$637,301
Losses and loss settlement expense payments for claims occurring during
Current year	$186,322	$191,899	$215,891
Prior years	406,699	480,800	472,377
Total paid	$593,021	$672,699	$688,268
Net liability for losses and loss settlement expenses at end of year	$1,598,699	$1,447,115	$1,350,399
Ceded losses and loss settlement expenses	198,083	191,640	146,875
Gross liability for losses and loss settlement expenses at end of year	$1,796,782	$1,638,755	$1,497,274

Generally, we base case reserves for each claim on the estimated ultimate exposure for that claim. However, due to the uncertainty associated with the ultimate claim settlement values and additional claims not yet reported, we believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims, for which settlements and verdicts can vary widely. We believe our approach produces recorded reserves that are consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that have affected the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.

Our IBNR methodologies and assumptions are reviewed periodically for appropriateness and reasonability. Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated LAE, expected loss and LAE ratios, as well as selected frequency and severity trend factors.

Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure. We are not aware of any significant contingent liabilities related to environmental issues.

Reserve Development

Prior year development improved over 2023 with neutral development recorded in 2024 as favorable results in several lines were offset by increases in other liability reserves exposed to potential future uncertainty associated with social inflation influences prevalent across the industry. The adverse prior year development for the twelve-month period ended December 31, 2023 included a significant contribution to reserves in second quarter related to excess casualty exposures and other liability lines.

The significant drivers of the adverse reserve development in 2023 were the commercial other liability and commercial automobile lines of business. The adverse development in commercial other liability was primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The increases on these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation. The commercial automobile line of business also experienced adverse development related to increasing severity largely in post-COVID-19 accident years. The remaining lines experienced small amounts of reserve development.

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

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2024, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities.
The cumulative number of reported claims, for calendar years 2024, 2023 and 2022, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and/or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2024
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$137,385	$125,307	$120,005	$127,091	$129,945	$131,325	$132,694	$136,161	$137,040	$138,091	$5,018	706	8,130
2016		139,144	130,041	136,275	142,397	140,784	148,324	153,490	159,284	164,989	9,335	25,845	10,013
2017			139,602	139,032	152,547	156,369	159,653	173,091	174,013	176,073	13,194	36,471	9,482
2018				163,059	172,894	176,496	187,841	197,696	207,501	213,536	21,040	50,477	9,293
2019					149,173	169,344	183,918	179,667	186,205	187,539	26,006	38,366	8,745
2020						171,013	158,022	162,471	179,080	181,687	38,560	10,674	6,579
2021							145,822	162,359	162,879	176,770	53,324	30,949	3,646
2022								161,826	175,579	181,924	64,502	20,097	3,232
2023									172,398	173,529	84,919	1,132	2,671
2024										215,235	173,740		1,722
									Total	$1,809,372

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$11,185	$27,182	$53,901	$74,292	$96,339	$104,472	$109,540	$117,734	$126,364	$129,638
2016		13,782	38,184	63,526	88,885	102,757	115,107	126,561	136,400	141,445
2017			17,716	43,172	70,500	91,984	111,085	128,430	138,127	148,295
2018				16,200	44,772	79,168	105,515	130,942	158,851	179,469
2019					18,221	46,986	72,179	102,510	127,650	138,236
2020						17,011	43,596	60,114	98,592	110,931
2021							12,434	33,642	59,278	90,607
2022								10,468	42,168	69,896
2023									9,335	41,847
2024										10,732
									Total	$1,061,095
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2015, net of reinsurance							16,838
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$765,115

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2024
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$103,177	$108,293	$110,633	$108,235	$105,218	$104,646	$105,043	$104,978	$105,385	$105,451	$660	2,274	7,603
2016		147,473	144,208	143,721	143,724	143,108	144,109	145,351	142,644	142,814	639	(4,659)	9,883
2017			155,139	160,240	160,945	161,693	161,232	161,456	161,611	161,051	477	5,912	13,533
2018				143,280	146,950	146,378	146,010	147,356	147,058	147,085	709	3,805	10,799
2019					164,030	155,482	158,475	157,667	155,850	155,114	660	(8,916)	11,233
2020						207,207	201,391	202,929	207,256	209,588	1,710	2,381	14,666
2021							156,794	169,669	157,905	157,534	(15,185)	740	5,367
2022								161,776	170,594	171,958	12,470	10,182	4,294
2023									164,526	147,904	22,624	(16,622)	3,569
2024										124,467	49,233		2,499
									Total	$1,522,966

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$67,217	$90,454	$95,515	$101,367	$104,115	$103,975	$104,127	$104,339	$104,638	$104,699
2016		92,895	125,962	132,429	137,907	139,353	141,104	142,248	141,008	142,038
2017			99,484	137,058	145,900	152,219	157,512	159,286	159,456	160,487
2018				92,770	123,559	133,703	137,794	141,841	145,021	145,954
2019					100,980	136,084	142,342	150,196	151,739	153,893
2020						128,704	173,055	192,902	197,602	205,357
2021							97,451	140,406	154,242	161,705
2022								96,160	138,479	150,710
2023									75,304	106,083
2024										58,228
									Total	$1,389,153
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2015, net of reinsurance							1,439
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$135,251

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2024
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$125,506	$129,816	$132,206	$138,987	$137,395	$137,335	$136,826	$137,240	$137,934	$137,390	$(2)	11,884	20,091
2016		174,018	175,357	174,337	175,655	173,823	174,588	175,016	175,387	173,858	67	(160)	27,310
2017			227,919	224,553	235,110	233,159	233,007	233,535	234,229	231,093	450	3,174	32,910
2018				236,629	245,173	253,045	255,017	255,409	255,198	252,642	1,570	16,013	34,495
2019					279,229	291,139	289,929	282,155	282,680	276,095	2,143	(3,134)	34,773
2020						243,360	216,951	196,412	194,162	188,556	2,396	(54,804)	24,218
2021							179,880	172,599	173,708	169,172	4,856	(10,708)	12,371
2022								157,165	161,672	160,303	14,521	3,138	10,220
2023									153,502	146,433	22,329	(7,069)	9,478
2024										156,028	51,335		7,871
									Total	$1,891,571

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$50,782	$78,225	$99,201	$118,395	$129,317	$134,100	$135,462	$137,075	$137,085	$137,116
2016		66,013	103,528	128,156	148,224	164,341	168,950	171,380	172,928	173,661
2017			81,311	126,644	166,170	197,893	212,947	223,076	228,749	228,129
2018				81,572	138,092	187,405	211,123	235,519	244,284	249,009
2019					91,919	153,244	205,614	246,800	264,151	268,355
2020						67,660	109,686	138,158	161,798	174,175
2021							64,381	99,116	128,283	146,436
2022								62,477	95,785	124,853
2023									56,175	85,483
2024										51,283
									Total	$1,638,501
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2015, net of reinsurance							48
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$253,119

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2024
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$53,788	$55,578	$51,003	$46,682	$46,019	$44,706	$43,751	$43,209	$43,654	$43,781	$1,181	(10,007)	5,686
2016		70,419	66,575	61,648	55,168	53,964	52,870	53,090	53,617	53,574	1,117	(16,845)	7,988
2017			76,184	69,528	55,982	51,874	49,362	47,801	48,074	47,943	1,398	(28,241)	8,226
2018				71,972	67,883	59,192	56,109	53,812	54,783	54,238	1,438	(17,734)	8,068
2019					52,136	49,189	49,336	48,945	49,084	49,807	(611)	(2,329)	7,426
2020						45,365	46,612	43,724	46,624	45,524	(329)	159	4,603
2021							45,177	42,283	39,649	40,287	(1,050)	(4,890)	1,897
2022								29,597	26,721	27,398	1,794	(2,199)	1,385
2023									29,262	28,742	3,302	(520)	1,174
2024										32,202	6,981		1,233
									Total	$423,496

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$12,063	$27,304	$35,229	$38,424	$39,305	$40,034	$41,006	$41,211	$41,865	$41,978
2016		14,413	32,345	40,680	45,743	47,082	48,277	50,127	51,023	51,126
2017			14,647	31,309	38,083	41,672	43,833	45,508	45,742	46,154
2018				16,949	35,369	43,189	47,173	48,807	49,964	50,031
2019					13,582	29,668	38,382	43,044	46,101	47,308
2020						17,603	29,605	35,542	39,479	42,052
2021							17,949	29,453	34,074	36,512
2022								9,434	17,851	21,033
2023									10,227	18,085
2024										10,277
									Total	$364,556
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2015, net of reinsurance							15,978
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$74,918

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2024
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$42,847	$41,088	$40,336	$40,368	$40,220	$40,194	$40,189	$40,190	$40,191	$40,058	$5	(2,789)	9,553
2016		48,072	45,840	45,379	45,961	45,113	45,297	45,199	45,179	45,185	26	(2,887)	11,905
2017			60,330	59,342	58,695	58,544	59,023	58,790	58,863	58,788	191	(1,542)	14,717
2018				51,639	51,721	52,715	52,062	51,457	51,115	51,216	113	(423)	13,691
2019					59,548	58,378	58,745	57,929	57,630	57,559	98	(1,989)	13,613
2020						81,206	73,761	73,204	72,531	72,174	472	(9,032)	17,123
2021							28,537	26,489	26,372	26,338	165	(2,199)	2,592
2022								1,493	2,287	3,127	195	1,634	64
2023									2,391	2,374	(1,535)	(17)	11
2024										8,648	7,452		2
									Total	$365,466

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited)
2015	$29,551	$37,431	$39,027	$39,428	$39,865	$40,029	$40,053	$40,053	$40,053	$40,053
2016		32,999	40,910	42,660	44,046	44,618	44,737	44,828	44,827	45,159
2017			42,135	53,111	55,982	57,169	57,824	58,206	58,377	58,597
2018				37,410	47,433	49,464	50,185	50,661	50,852	51,101
2019					40,544	52,390	54,935	56,658	56,852	56,971
2020						54,181	68,124	70,543	71,416	71,394
2021							20,298	23,829	24,889	25,764
2022								551	2,128	2,792
2023									297	3,089
2024										617
									Total	$355,538
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2015, net of reinsurance							237
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$10,165

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows:

December 31, 2024
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$765,115
Commercial fire and allied	135,251
Commercial automobile	253,119
Commercial workers' compensation	74,918
Personal	10,165
All other lines	261,971
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,500,539
Net outstanding liabilities for unpaid unallocated loss settlement expenses	97,960
Fair value adjustment (purchase accounting adjustment for Mercer acquisition)	200
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,598,699

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	91,561
Commercial fire and allied	5,706
Commercial automobile	57
Commercial workers' compensation	30,124
Personal	72
All other lines	70,755
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	198,275
Reinsurance fair value amortization (purchase accounting adjustment for Mercer acquisition)	(192)
Total reinsurance recoverable on unpaid losses and loss settlement expenses	198,083
Total gross liability for unpaid losses and loss settlement expenses	$1,796,782

The following is supplementary information about average historical claims duration as of December 31, 2024.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	7.6%	14.7%	14.8%	15.7%	11.2%	8.4%	6.4%	5.9%	4.7%	2.4%
Commercial fire and allied	59.6%	22.9%	6.4%	4.0%	2.4%	1.1%	0.4%	—%	0.5%	0.1%
Commercial automobile	36.0%	21.0%	16.9%	12.4%	7.7%	3.1%	1.7%	0.6%	0.2%	—%
Commercial workers' compensation	32.9%	31.4%	14.5%	7.9%	4.0%	2.4%	1.6%	1.0%	0.8%	0.3%
Personal	55.1%	33.0%	6.2%	2.1%	0.8%	0.4%	0.3%	0.1%	0.4%	—%

NOTE 6. STATUTORY REPORTING, CAPITAL REQUIREMENTS AND DIVIDENDS AND RETAINED EARNINGS RESTRICTIONS
Our insurance subsidiaries file statutory-basis financial statements with state insurance regulatory authorities prepared in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by such authorities, which may vary materially from GAAP. Prescribed SAP includes the Accounting Practices and Procedures Manual of the National Association of Insurance Commissioners ("NAIC") as well as state laws, regulations and administrative rules. Permitted SAP encompasses all accounting practices not so prescribed. The principal differences between SAP financial statements and financial statements prepared in accordance with GAAP in that policy acquisition costs are charged to expense as incurred, goodwill is amortized, and the values reported for investments, pension obligations and deferred taxes are established on a different basis. Accordingly, SAP operating results and SAP capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items.
No material permitted accounting practices were used to prepare our statutory-basis financial statements during the years ended December 31, 2024, 2023 and 2022.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Statutory capital and surplus in regards to policyholders at December 31, 2024, 2023 and 2022 and statutory net income (loss) for the years then ended are as follows:

	2024	2023	2022
Statutory Capital and Surplus	$723,366	$635,474	$717,709
Statutory Net Income (Loss)	$49,491	$(13,251)	$43,111

UF&C and its property and casualty insurance subsidiaries had statutory capital and surplus in regards to policyholders in excess of their required levels at December 31, 2024.
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without commissioner approval. As a holding company with no independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2024, our insurance company subsidiary, UF&C, is able to make a maximum of $40.7 million in dividend payments without prior regulatory approval. At December 31, 2024, we were in compliance with applicable state laws and regulations.
State insurance holding company laws and regulations generally require approval from the insurer's domicile state insurance commissioner for any material transaction. For property and casualty insurers, a material transaction is defined as any sale, loan, exchange, transfer or guarantee with an affiliate where the aggregate value of the transaction exceeds 25 percent of the insurer's policyholders' surplus or three percent of its admitted assets (measured at December 31 of the preceding year), whichever is less.
In 2024, 2023 and 2022, UF&C paid dividends to UFG totaling $22,800, $13,200 and $12,000, respectively.

NOTE 7. INCOME TAX
Income tax expense (benefit) is composed of the following:

Years Ended December 31,	2024	2023	2022
Current	$23,468	$(2,217)	$1,627
Deferred	(8,391)	(7,803)	(4,581)
Income tax expense (benefit)	$15,077	$(10,021)	$(2,954)

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent in 2024, 2023 and 2022 to the amount recorded in the accompanying Consolidated Statements of Income is as follows:

Years Ended December 31,	2024	2023	2022
Income (loss) before taxes	$77,034	$(39,721)	$12,077
Federal statutory rate	21%	21%	21%
Expected income tax expense (benefit)	$16,177	$(8,339)	$2,536
Tax-exempt municipal bond interest income	(1,881)	(2,763)	(3,115)
Nontaxable dividend income	(27)	(269)	(378)
Compensation	1,228	596	582
Research & development credit	(16)	540	(1,591)
Other, net	(404)	215	(988)
Income tax expense (benefit)	$15,077	$(10,021)	$(2,954)

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of deferred tax assets and liabilities consist of the following at December 31, 2024 and 2023:

December 31,	2024	2023
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$23,203	$20,414
Unearned premium adjustment	22,700	20,618
Employee profit sharing	3,112	1,623
Other-than-temporary impairment of investments	14	451
Compensation expense related to stock options	1,410	1,760
Nonqualified deferred compensation	2,400	2,493
Net unrealized gain (loss) - all other securities	19,572	17,753
Revaluation of investment basis (1)	—	23
Other	3,639	3,067
Gross deferred tax asset	76,050	68,202
Valuation allowance	—	—
Deferred tax asset	76,050	68,202
Deferred tax liabilities
Net unrealized gain (loss) on Equity securities	—	5,414
Deferred policy acquisition costs	30,459	26,572
Investments in partnerships	1,938	1,713
Over funded pension benefit	4,694	4,256
Prepaid pension cost	8,086	7,090
Net bond discount accretion	705	213
Depreciation	3,085	3,637
Identifiable intangible assets (1)	945	944
Capitalized Software	534	2,310
Other	2,586	2,432
Gross deferred tax liability	53,032	54,581
Net deferred tax asset (liability)	$23,018	$13,621
(1) Related to our acquisition of Mercer Insurance Group, Inc.

As of December 31, 2024 and 2023, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.

In 2024, 2023, and 2022, we made cash payments for income taxes of $16,112, $1,348 and $21,548, respectively. We made no interest payments in 2024, 2023 and 2022.

In 2024, 2023 and 2022 we received federal tax refunds of $0, $14,017 and $20,789, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. We have no loss carryforwards and no tax credit carryforwards.

As of December 31, 2024, we had no alternative minimum tax credit carryforwards.

We file a consolidated federal income tax return and file income tax returns in various state jurisdictions. The U.S. Federal income tax returns of the Company for years prior to 2018 are no longer subject to examination by the taxing authorities. The Company does not have any unrecognized tax benefits ("UTBs") at December 31, 2024 or December 31, 2023. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

NOTE 8. EMPLOYEE BENEFITS
We offer various benefits to our employees including a non-contributory cash balance pension plan and an employee health and dental benefit plan.
In 2023, we offered an Early Retirement Package ("ERP") as a voluntary program for a select group of eligible employees to consider retiring earlier than planned. Employees that accepted the offering received a one-time separation package. At the same time, we announced a change to our paid time off ("PTO") policy to a discretionary time off policy as of December 31, 2023. As a result, the Company will no longer maintain an accrued liability on the balance sheet for PTO. The expense of the severance benefits offered with the ERP largely offset the benefit of the liability released with the change in time off policy in the financial statements. A partial plan curtailment was triggered during the period due to the reduction in active lives resulting from the ERP reduction in force, providing the benefit shown in the table for the Net Periodic Benefit Cost below.
Pension and Post-Retirement Benefit Plans
We offer a non-contributory cash balance pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our cash balance pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is designed to ensure that plan assets will be adequate to provide retirement benefits. We are not required to make a contribution to the pension plan in 2025.
As a result of the ERP offered in 2023, any retiree or terminated employees were offered the opportunity to take a lump sum distribution out of the plan post retirement. About 25% of retirees elected to take a lump sum payment, which in total was $17.8 million, and as a result, a settlement gain of $0.5 million was recorded in the fourth quarter of 2024.
We also offer health and dental benefit plans to all of our eligible employees that are self-funded. We previously offered a fully-funded (post-65) retiree health and dental plan (the "post-retirement benefit plan"). In January 2021, the Company changed the post-retirement benefit plan to a voluntary plan funded exclusively by participants, commencing at the start of 2023. As of December 31, 2024, the post-retirement benefit obligation was $0.
Investment Policies and Strategies
The investment objective of the plan is to seek the highest rate of return consistent with its asset mix. The plan seeks to ensure reasonable costs and places a high priority on benefit security and satisfying its benefit obligations. The plan's investment objectives include, but are not limited to: maximization of return within reasonable and prudent levels of risk; provision of returns comparable to returns for similar investment options; control administrative and management costs; provision of appropriate diversification within investment vehicles. The plan's investment strategy will utilize several different asset classes with varying risk/return characteristics. The returns of the asset classes are not expected to move in tandem, which will allow the plan to take part in different parts of the global economic cycle.
We have an internal retirement committee, which includes our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Human Resources Officer, Chief Legal Officer, and Chief Claims Officer, all of whom periodically receive information on the value of the pension plan assets and their performance. Quarterly, the retirement committee meets to review and discuss the performance of the pension plan assets as well as the allocation of investments within the pension plan in accordance with the Investment Policy.

In 2023, the retirement committee changed the investment strategy to a liability driven investment ("LDI") approach to better match the timing of cash flows between payouts from the plan with cash flows from the asset portfolio, as well as hedge interest rate risk between assets and liabilities. Changing to this approach while the plan was overfunded was expected to reduce the likelihood of necessary contributions to the plan in the future.
The LDI investment strategy has shifted the allocation of pension plan assets from prior periods. The portfolio includes a hedge portfolio, targeting 80.0 percent of the pension plan asset balance, largely comprised of highly rated fixed maturity securities and designed to match the assets and liabilities and maintain a fully funded position while hedging interest rate, yield curve and credit spread risks. The remaining 20.0 percent target of the asset balance is return seeking, with the objective to account for liability growth and to maintain a healthy surplus position. The largest fund in the return seeking portfolio is the LargeCap S&P 500 Index Separate Account fund, comprising 67% of the return seeking portfolio and 13.3% of the overall portfolio. We have not identified any significant concentrations of risk as a result of the LDI investment strategy.
The investments held by the pension plan at December 31, 2024 include the following asset categories:
•Fixed maturity securities, which are income-oriented investments including low, medium, and high quality bond funds with short, intermediate, and/or long term durations;
•Equity securities, which may include various types of stock (foreign and domestic), such as large-cap, mid-cap, small-cap, with value, blend, and growth investment objectives;
•Alternatives/other investments, which include commingled trusts, insurance company separate accounts through a group annuity contract, and mutual funds;
•Pooled separate accounts, which includes seven separate funds, including three S&P index separate accounts, an international equity index separate account, a short-term income separate account, a liquid assets separate account, and a US property separate account;
•Cash and cash equivalents, which include money market funds, stable value, and guaranteed interest accounts.
As a result of the shift in investment strategy, we have reduced the number of external investment managers to one as of December 31, 2024.

The following is a summary of the pension plan's actual and target asset allocations at December 31, 2024 and 2023 by asset category:

					Target
Pension Plan Assets	2024	% of Total	2023	% of Total	Allocation
Hedge portfolio:					80%
Fixed Maturity Securities:
Corporate bonds	$147,336	61.1%	$166,063	62.9%
Foreign Bonds	15,960	6.6	—	—
Federal Agency	5,185	2.1	—	—
Private Placement	3,319	1.4	—	—
Mortgage/Asset Backed Securities	732	0.3	—	—
Money Market Funds	546	0.2	785	0.3
Pooled separate accounts:
Liquid assets separate account fund	8,872	3.7	4,475	1.7
Short-term income separate account fund	5,169	2.1	—	—
Return seeking portfolio:					20%
Equity Securities	—	—	53,981	20.5
Pooled separate accounts:
U.S. property separate account fund	6,688	2.8	25,407	9.6
LargeCap S&P 500 index	31,968	13.3
MidCap S&P 400 index	6,227	2.6
SmallCap S&P 600 index	4,163	1.7
International equity index	5,017	2.1
United Life annuity	—	—	13,195	5.0
Total plan assets	$241,182	100.0%	$263,906	100.0%	100.0%
Assets held in cash and cash equivalents enable the pension plan to mitigate market risk associated with other types of investments and allows the pension plan to maintain liquidity both for the purpose of making future benefit payments to participants and their beneficiaries and for future investment opportunities.
Valuation of Investments and Fair Value Measurement
Fair value measurement for the plan, including the application of the fair value hierarchy, is consistent with the methodology outlined in Part II, Item 8, Note 3 "Fair Value of Financial Instruments".

The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2024 and 2023:

		Fair Value Measurements
Description	December 31, 2024	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$147,336	$—	$147,336	$—
Foreign Bonds	15,960	—	15,960	—
Federal Agency	5,185	—	5,185	—
Private Placement	3,319	—	3,319	—
Mortgage/Asset Backed Securities	732	—	732	—
Money Market Funds	546	546	—	—
Pooled separate accounts:
Liquid assets separate account fund	8,872	—	8,872	—
Short-term income separate account fund	5,169	5,169	—	—
U.S. property separate account fund	6,688	—	—	6,688
LargeCap S&P 500 index	31,968	31,968	—	—
MidCap S&P 400 index	6,227	6,227	—	—
SmallCap S&P 600 index	4,163	4,163	—	—
International equity index	5,017	5,017	—	—
Total assets measured at fair value	$241,182	$53,090	$181,404	$6,688

		Fair Value Measurements
Description	December 31, 2023	Level 1	Level 2	Level 3
Fixed maturity securities	$166,063	$—	$166,063	$—
Equity securities	53,981	53,981	—	—
Pooled separate accounts
Liquid assets separate account fund	4,475		4,475	—
U.S. property separate account fund	25,407	—	—	25,407
Money market funds	772	772	—	—
Total assets measured at fair value	$250,698	$54,753	$170,538	$25,407
The fair value of the majority of the Plan's investments is determined based on prices obtained from the Plan's investment managers who obtain prices from independent pricing services. One price is obtained for each security, which is evaluated for reasonableness prior to its use for reporting purposes.
Fixed Maturity Securities ("LDI Portfolio")
The LDI portfolio is comprised of individual investments in cash equivalents, bonds and notes, and options and contracts.
Cash and cash equivalents within the portfolio consist of interest-bearing cash and money market funds. The fair value of money market funds approximates their cost basis due to their liquidity and short-term nature and are classified within Level 1 of the fair value hierarchy.
Bonds and notes consists of corporate bonds (domestic and foreign), private placement debt instruments, government bonds, and mortgage backed obligations. Valuation is determined by the fund administrator's investment managers primarily utilizing Intercontinental Exchange ("ICE") institutional bond pricing and ICE CMO pricing applications and models. For government bonds, evaluators may also utilize yield curves constructed from dealer contracts and live data sources. For CMOs, evaluators may apply a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model. For ABS and CMBS issuances, a single cash flow stream model is utilized. Input information is from market and dealer sources, integrated with credit information, observed market movements, and other sector news. Market sources generally includes public information about the issuer of the bond. Credit information pertains to information on how well the issuing company pays debts. Observed market movements relates to information about the issuer's publicly traded stock. Sector news includes other public information about corporations similar to the issuer. As the inputs utilized are either directly or indirectly observable, bonds and notes are classified within Level 2 of the fair value hierarchy.
Options and contracts consist of futures contracts which utilize pricing provided by issuers, investment managers, fund accountants, clients, and others. Default pricing may also be used if not provided. As there are significant unobservable inputs utilized for these holdings, they are classified within Level 3 of the fair value hierarchy.
Pooled Separate Accounts
The pension plan invests in seven pooled separate account funds: (1) Large Cap S&P 500 Index separate account; (2) Mid Cap S&P 400 Index separate account; (3) Small Cap S&P 600 Index separate account; (4) International Equity Index separate account; (5) Short-Term Income separate account; (6) Liquid Assets separate account; and (7) US Property separate account.
The Large Cap S&P 500 Index, MidCap S&P 400 Index, and SmallCap S&P 600 Index separate account funds are stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the funds. These pooled separate accounts invest mainly in domestic stocks composing the S&P 500 Index, S&P MidCap 400 Index, and S&P SmallCap 600 Index, respectively, which have observable Level 1 quoted pricing inputs. The NAV of each fund is the basis for current transactions and the pooled separate accounts can be redeemed at NAV as of the measurement date. Most of the security prices were obtained from a pricing service, Interactive Data Corporation (IDC), for each fund. The fair value measurement for each fund is classified within Level 1 of the fair value hierarchy as the inputs reflect observable market data and quoted prices.
The International Equity Index separate account fund is stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the fund. This pooled separate account invests in a single mutual fund (ticker PFIEX) with underlying holdings primary in non-US stocks. The fair value of the mutual fund is a publicly quoted pricing input used in determining the NAV of the pooled separate account. The NAV of the pooled separate account is not publicly quoted but is available to current investors. The fair value of the underlying mutual fund is based on third-party pricing vendors and utilizes observable market information. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 1 of the fair value hierarchy as the underlying inputs reflect observable public market data from an active market.
The Short-Term Income separate account fund is stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the fund. The fund invests in a single mutual fund (ticker PSHIX). The underlying investments of this mutual fund are primarily in high quality short-term bonds and other fixed-income securities that, at the time of purchase, are rated BBB- or higher by S&P Global or Baa3 or higher by Moody's. The fair value of the mutual fund is a publicly quoted pricing input used in determining the NAV of the pooled separate account. The NAV of the pooled separate account is not publicly quoted but is available to current investors. The fair value of the underlying mutual fund is based on third-party pricing vendors and utilizes observable market information. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 1 of the fair value hierarchy as the underlying inputs reflect observable public market data from an active market.
Investments in the liquid assets separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. This pooled separate account invests mainly in short term securities such as commercial paper. The majority of the underlying securities have observable Level 1 or Level 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. Most of the security prices were obtained from a pricing service, IDC. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 2 of the fair value hierarchy as the inputs reflect observable market data and quoted prices for similar assets, but in some instances, quoted prices are in markets that are not active.
The fair value of the investments in the U.S. property separate account fund is provided by the administrator of the fund based on the NAV of the fund. The NAV is based on the fair value of the underlying properties included in the fund as this pooled separate account invests mainly in commercial real estate and includes mortgage loans which are backed by the associated properties. The fair value of the underlying real estate is estimated using discounted cash flow valuation models that utilize public real estate market data inputs such as transaction prices, market rents and growth rates, vacancy levels, leasing absorption, loan-to-value ratios, market cap rates, market interest rates, and discount rates. In addition, each property is appraised annually by an independent appraiser. The NAV is the basis for current transactions and the pooled separate account can be redeemed at net asset value as of the measurement date. The fair value measurement is classified within Level 3 of the fair value hierarchy given the inputs reflect significant unobservable inputs. There are no restrictions as to the plan's ability to redeem its investment at the net asset value of the fund as of the reported date. The net asset value provided by the custodian has not been adjusted.
Fixed Maturity and Equity Securities
Investments in equity securities are stated at fair value based upon quoted market prices reported on recognized securities exchanges on the last business day of the year. Purchases and sales of securities are recorded as of the trade date. As such, these securities are categorized as Level 1.
The fair value of fixed maturity securities categorized as Level 2 is determined by management based on fair value information reported in the custodial statements received from the plan's investment managers, which is derived from recent trading activity of the underlying security in the financial markets. An evaluation of interest rates and yield curves observable at commonly quoted intervals, volatility, prepayment speeds, credit risks, and default rates may also be performed.
United Life Annuity
The United Life group annuity contract, which is a deposit administration contract, is stated at contract value as determined by United Life. Under the group annuity contract, the plan's investment account is credited with compound interest on the average account balance for the year. The interest rate is equivalent to the ratio of net investment income to mean assets of United Life, net of investment expenses. As a result, the fair value amount shown is equal to the contract value and is classified as Level 3. This investment was liquidated during 2024 and is not held at period end.
Money Market Funds
Money market funds are highly liquid and short-term investments held with various financial institutions. Interest is earned on a daily basis. The fair value of these funds approximates their cost basis due to their liquidity and short-term nature.

The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2024	$25,407
Unrealized losses	(564)
Expenses	(54)
Transfers out	(18,101)
Balance at December 31, 2024	$6,688

U.S. property separate account fund
Balance at January 1, 2023	$28,468
Unrealized losses	(3,061)
Balance at December 31, 2023	$25,407
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. The discount rate assumption uses a published discount yield curve ("Discount Yield Curve") and reflects the expected future benefit discounted cash flows to determine the present value of the plan benefit obligations as of December 31. The Discount Yield Curve uses pricing and yield information for high quality corporate bonds. We have reviewed the updated curve and materials provided by our external actuaries with regard to the assumptions used in the curve. We will continue to monitor this curve and intend to make changes as appropriate.
The Society of Actuaries ("SOA") is an actuarial organization that periodically reviews mortality data and publishes mortality tables and improvement scales. The mortality assumptions are based on the SOA's Pri-2012 white collar base rate mortality projected generationally using a published mortality improvement scale ("2024 MI"). The 2024 MI scale is based on latest mortality improvement release, the MIM-2021-v4 application tool issued by SOA in October 2023 with a few user-selected assumptions: 2030 as the ultimate year for age/cohort transition and long-term rate assumptions using sex-distinct and age based rated developed from the latest Social Security Trustee Reports. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and intend to make changes as appropriate to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

Weighted-average assumptions as of	Pension Benefits		Post-retirement Benefits
December 31,	2024	2023	2024	2023
Discount rate	5.54%	4.93%	N/A	N/A
Interest crediting rate	4.00	4.00	N/A	N/A
Rate of compensation increase	4.00	4.00	N/A	N/A
Rising interest rates resulted in an increase in the discount rates we use to value our respective plan's benefit obligations at December 31, 2024 compared to December 31, 2023.

Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

Weighted-average assumptions as of	Pension Benefits			Post-retirement Benefits
January 1,	2024	2023	2022	2024	2023	2022
Discount rate	4.93%	5.15%	2.84%	N/A	N/A	0.48%
Expected long-term rate of return on plan assets	5.70	6.70	6.70	N/A	N/A	N/A
Rate of compensation increase	4.00	3.00	3.00	N/A	N/A	N/A

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31,	2024	2023	2024	2023
Reconciliation of benefit obligation
Benefit obligation at beginning of year (2)	$209,867	$201,676	$—	$—
Service cost	3,287	3,817	—	—
Interest cost	9,913	10,106	—	—
Actuarial loss (gain)	(15,634)	3,112	—	—
Benefit payments	(9,350)	(8,831)	—	—
Settlement - lump sums paid	(17,759)	—
Benefit obligation at end of year (1)	$180,324	$209,880	$—	$—
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year (2)	$263,893	$229,701	$—	$—
Actual return on plan assets	4,398	43,036	—
Benefit payments	(9,350)	(8,831)	—	—
Settlement - lump sums paid	(17,759)	—	—	—
Fair value of plan assets at end of year	$241,182	$263,906	$—	$—
Funded status at end of year	$60,858	$54,026	$—	$—
(1)For the pension plan, the benefit obligation is the projected benefit obligation. For the post-retirement benefit plan, the benefit obligation is the accumulated post-retirement benefit obligation.
(2)For end of year 2023 benefit obligation and fair value, an adjustment of 13 (thousand) was made reflecting an estimate provided to the current sole-custodian of the fund assets from a separate third-party managed custodian. The beginning of year 2024 balances were updated to reflect actual valuation as there is now only one custodian of fund assets.
Our accumulated pension benefit obligation was $180,324 and $209,867 at December 31, 2024 and 2023, respectively. Actuarial gain during 2024 was driven by actuarial assumption changes, primarily an increase in discount rate, and participant experience.

The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plans had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
Years Ended December 31	2024	2023	2024	2023
Amounts recognized in AOCI
Unrecognized prior service cost	$(17,224)	$(20,119)	$—	$—
Unrecognized actuarial (gain) loss	(5,131)	(146)	—	—
Total amounts recognized in AOCI	$(22,354)	$(20,265)	$—	$—
We anticipate amortization of the net actuarial losses for our pension plan in 2025 to be $15,635.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension and post-retirement benefit plans are as follows:

	Pension Plan			Post-retirement Benefit Plan
Years Ended December 31,	2024	2023	2022	2024	2023	2022

Net periodic benefit cost
Service cost	$3,287	$3,817	$4,481	$—	$—	$—
Interest cost	9,913	10,106	7,730	—	—	2
Expected return on plan assets	(14,541)	(15,025)	(18,891)	—	—	—
Amortization of prior service cost	(2,896)	(3,280)	(3,280)	—	—	(15,085)
Effect of partial curtailment	(506)	(2,666)	—	—	—	(26)
Amortization of net loss	—	207	777	—	—	2,824
Net periodic benefit cost	$(4,743)	$(6,841)	$(9,183)	$—	$—	$(12,285)
The expected long-term return on plan assets is determined using a calculated value. The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions ("CMA") November 2023. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA is 20 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
The Corridor Approach is used to amortize actuarial gains and losses. An allowable 10% corridor is utilized under this approach. The period of amortization of such gains and losses is the average future service of members expected to receive benefits. A portion of the prior service cost component of net periodic pension and postretirement benefit costs are capitalized and amortized straight-line as part of deferred acquisition costs and is included in Amortization of deferred policy acquisition costs within the Consolidated Statements of Income. The portion not related to the compensation and the other components of net periodic pension and postretirement benefit costs are included in Other underwriting expenses within the Consolidated Statements of Income.
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plans over the next 10 years:

	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$14,600	$13,000	$13,540	$13,830	$14,200	$75,300

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2021 Stock Plan (the "Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 4,050,000 shares of UFG common stock to employees. At December 31, 2024, there were 1,335,589 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG. Further, the Board of Directors, in its discretion, has delegated authority to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain an individual.
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
The activity in the Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2024	December 31, 2024
Beginning balance	1,150,834	1,900,000
Additional shares authorized	—	2,150,000
Number of awards granted	(413,679)	(4,387,536)
Number of awards forfeited or expired	598,434	1,673,125
Ending balance	1,335,589	1,335,589
Number of option awards exercised	27,584	1,564,920
Number of unrestricted stock awards granted	—	10,090
Number of restricted stock awards vested	52,672	353,108

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. The total number of shares available under the Director Stock Plan is 450,000 and the expiration date is December 31, 2029. At December 31, 2024, the Company had 71,410 authorized shares available for future issuance.
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
The activity in the Director Stock Plan is displayed in the following table:

	Year Ended	From Inception to
Authorized Shares Available for Future Award Grants	December 31, 2024	December 31, 2024
Beginning balance	103,600	300,000
Additional authorization	—	150,000
Number of awards granted	(32,190)	(418,808)
Number of awards forfeited or expired	—	40,218
Ending balance	71,410	71,410
Number of option awards exercised	—	152,336
Number of restricted stock awards vested	31,380	169,336

Stock-Based Compensation Expense
In 2024, 2023 and 2022, the Company recognized stock-based compensation expense of $5,517, $3,246 and $2,827, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2024, we had $8,592 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2025	$4,838
2026	3,097
2027	657
2028	—
Total	$8,592

Analysis of Award Activity
The analysis below details the option award activity for 2024 and the awards outstanding at December 31, 2024, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	795,676	$35.55
Granted	—	—
Exercised	(27,584)	29.28
Cancelled/Forfeited	(96,914)	36.32
Expired	(445,051)	37.12
Outstanding at December 31, 2024	226,127	$32.91	5.96	$—
Exercisable at December 31, 2024	148,608	$35.33	4.83	$—

Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2024) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $28, $18 and $261 in 2024, 2023 and 2022, respectively.

The analysis below details the award activity for the restricted stock and restricted stock unit awards outstanding at December 31, 2024:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	291,439	$27.42
Granted	445,869	22.03
Vested	(108,636)	25.58
Forfeited	(43,100)	27.90
PSU projected performance adjustment	11,215	23.02
Non-vested at December 31, 2024	596,787	$23.67

In 2024, 2023 and 2022 we recognized $4,992, $2,637 and $2,048, respectively, in compensation expense related to the restricted stock and restricted stock unit awards. At December 31, 2024, we had $8,157 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock and restricted stock unit awards. The intrinsic value of the non-vested restricted stock and restricted stock unit awards outstanding totaled $16,931 and $5,864 at December 31, 2024 and 2023, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no option grants during 2024.

December 31,	2024	2023	2022
Risk-free interest rate	NA	4.09%	2.18%
Expected volatility (historical)	NA	41.85%	40.56%
Expected option life (in years)	NA	7	7
Expected dividends (in dollars)	NA	$0.64	$0.61
Weighted-average grant-date fair value of options granted during the year (in dollars)	NA	$10.95	$10.49

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2024:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$20.24	27.54	12,853	7.18	$24.87	7,847	$25.69
27.55	28.76	90,440	8.15	28.39	30,142	28.39
28.77	29.48	33,139	4.28	29.32	29,893	29.30
29.49	40.61	41,106	4.91	33.42	32,137	34.50
40.62	54.26	48,589	3.61	45.45	48,589	45.45
$20.24	54.26	226,127	5.96	$32.91	148,608	$35.33

NOTE 10. SEGMENT INFORMATION
The Company operates as one operating segment. The Company's CODM is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as determination of which products to market and sell; determination of distribution networks with insurance agents; and allocation of budgets between sales and marketing, technology, and general and administrative expenses.
See the Consolidated Financial Statements for financial information regarding the Company's operating segment.
Revenues from external customers, with the exception of Lloyd's, are fully attributed to the Company's country of domicile. Lloyd's syndicate business is concluded in the United Kingdom as part of Lloyd's insurance market. Risks can be attributed to the United Kingdom or be globally underwritten using Lloyd's licenses in different countries. As a result, it is impracticable for the Company to accurately report specific geographic concentration of global revenues for Lloyd's business.
All long-lived assets are attributed to the Company's country of domicile.
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

NOTE 11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2024		2023		2022
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$61,957	$61,957	$(29,700)	$(29,700)	$15,031	$15,031
Weighted-average common shares outstanding	25,319,973	25,319,973	25,249,269	25,249,269	25,160,809	25,160,809
Add dilutive effect of restricted stock awards	—	597,787	—	—	—	157,387
Add dilutive effect of stock options	—	—	—	—	—	—
Weighted-average common shares	25,319,973	25,917,760	25,249,269	25,249,269	25,160,809	25,318,196
Earnings (loss) per common share	$2.45	$2.39	$(1.18)	$(1.18)	$0.60	$0.59
Awards excluded from diluted calculation(1)	—	222,186	—	791,735	—	585,853
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
Under applicable accounting guidance, companies in a loss position are required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share. Therefore, as a result of our net loss for the year ended December 31, 2023, we were required to use basic weighted-average common shares outstanding in the calculation of diluted loss per share, as the inclusion of 282,515 restricted shares would have been antidilutive to the calculation. If we had not incurred a net loss for the year ended December 31, 2023, diluted weighted-average common shares would have been 25,531,784.

NOTE 12. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. As of December 31, 2024, the Company has leases with remaining terms of one year to six years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of December 31, 2024, the Company is the lessor for five lease agreements related to office space and parking. This is a decrease of one lease agreement from the year ended December 31, 2023 as the Company allowed the lease term to expire. The terms of the leases vary depending on the property and range from two years to nine years, which may include options for renewal or to extend lease terms or no options for renewal. Lessor income and sublease income are included in net income in the statement of comprehensive income.
The components of our operating leases were as follows:

	As of December 31, 2024	As of December 31, 2023

Components of lease expense:
Operating lease expense	$9,436	$9,187
Less: Lessor income	581	507
Less: Sublease income	532	532
Net lease expense	$8,323	$8,148

Cash flows information related to leases:
Operating cash outflow from operating leases	$8,365	$8,219

The following table provides supplemental information regarding our operating leases:

	As of December 31, 2024	As of December 31, 2023

Operating lease right-of-use assets (Other assets on Consolidated Balance Sheets)	$21,412	$29,184
Operating lease liabilities (Accrued expenses and other liabilities on Consolidated Balance Sheets)	$21,867	$29,668
Right-of-use assets obtained in exchange for new operating lease liabilities	$635	$9,336
Weighted average remaining lease term	2.98 years	3.77 years
Weighted average discount rate	4.37%	4.17%
The maturities of our lease liabilities:

	As of December 31, 2024	As of December 31, 2023
2024	$—	$9,361
2025	9,168	9,029
2026	7,919	7,748
2027	3,765	3,617
2028	1,800	1,696
2029	418	383
Thereafter	427	428
Total lease payments	23,497	32,262
Less: Imputed interest	(1,630)	(2,594)
Lease liability	$21,867	$29,668
The maturities of our lease receivables:

	As of December 31, 2024	As of December 31, 2023
2024	$—	$1,051
2025	1,066	1,066
2026	1,124	1,124
2027	1,092	1,092
2028	584	584
2029	582	582
Thereafter	2,109	2,109
Total lease payments receivable	$6,557	$7,608
There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 13. DEBT
Long Term Debt
December 2020 Private Placement
On December 15, 2020, UF&C issued $50 million of notes due 2040 ("UF&C Notes") at par value. The UF&C Notes are senior, unsecured unsubordinated obligations of UF&C and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of UF&C's subsidiaries. The UF&C Notes mature on December 15, 2040. The UF&C Notes may be redeemed by UF&C, in whole or in part, at par, at any time following the tenth (10th) anniversary of the issuance date, but subject to the payment restrictions, including the prior approval of the Iowa Insurance Commissioner.

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the UF&C Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the twelve-month period ended December 31, 2024, interest expense totaled $3,438. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

May 2024 Private Placement
On May 31, 2024, the Company issued $70,000 aggregate principal of its 9% senior unsecured notes due 2039 ("UFG Notes") at par value. The UFG Notes mature on May 31, 2039. The UFG Notes may be redeemed by the Company, in whole or in part, at par, at any time following the tenth (10th) anniversary of the issuance date. Prior to the tenth (10th) anniversary, the UFG Notes may not be redeemed except for a change in control offer or upon an event of default.

Interest payments will be paid quarterly on February 28, May 31, August 31 and November 30 of each year. Costs incurred in the issuance of debt of $3,050 were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long Term Debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income. For the twelve-month period ended December 31, 2024, interest expense totaled $3,784.
The Company is required to maintain a rating for each series of the UFG Notes from a rating agency. The UFG Notes also require and impose certain operating and financial restrictions, including financial covenants, on the Company including:
•incur or assume additional indebtedness, including guarantees;
•incur or assume liens;
•engage in mergers or consolidations;
•convey, transfer, lease or dispose of assets;
•make certain investments
•enter into transactions with affiliates;
•declare or make dividend payments or distributions or repurchase capital stock or other equity interests;
•change the nature of our business materially; and

•make changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or change our fiscal year.
As of December 31, 2024, we were in compliance with all covenants.
Credit Facilities
In December 2023, UF&C became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). As part of the FHLB Des Moines application process and in connection with its membership in FHLB Des Moines, UF&C entered into FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). The Advances Agreement governs the terms and conditions under which UF&C may borrow and FHLB Des Moines may make loans or advances from time to time. The Advances Agreement requires UF&C to pledge certain collateral, including the capital stock in FHLB Des Moines owned by UF&C and such other assets (including mortgage-related securities, loans, and stock in UF&C) as agreed by UF&C and FHLB Des Moines in connection with any such loans or advances.
Membership in FHLB Des Moines provides UF&C with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, UF&C has an aggregate borrowing capacity of up to 20.0 percent of total assets. As of December 31, 2024, UF&C has FHLB Des Moines borrowing capacity up to $463,492 if an immediate liquidity need would arise. UF&C had no outstanding balance as of December 31, 2024 and 2023 related to these lines of credit.

NOTE 14. INTANGIBLE ASSETS
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2024	2023
Agency relationships, cost	$10,338	$10,338
Accumulated amortization	(9,617)	(9,040)
Agency relationships, carrying value	$721	$1,298

Trade names, cost	$1,978	$1,978
Accumulated amortization	(1,813)	(1,681)
Trade names, carrying value	$165	$297

State insurance licenses(1)	$3,020	$3,020
Net intangible assets	$3,906	$4,615
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.
The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Trade names	Fifteen years
Aggregate amortization expense for intangible assets totaled $709 for each of the years ended December 31, 2024 2023, and 2022. Our estimated aggregate amortization expense for each of the next five years is as follows:

2025	$709
2026	177
2027	–
2028	–
2029	–

There have been no impairment losses recorded relating to intangible assets for the years ended December 31, 2024 and 2023. There is no expected significant residual value relating to our intangible assets.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2024, 2023 and 2022:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of January 1, 2022	$49,769	$4,568	$—	$54,337
Change in accumulated other comprehensive income before reclassifications	(139,183)	(6,540)	—	(145,723)
Reclassification adjustments from accumulated other comprehensive income (loss)	1,045	2,845	—	3,890
Balance as of December 31, 2022	$(88,369)	$873	$—	$(87,496)
Change in accumulated other comprehensive income before reclassifications	20,835	14,973	—	35,808
Reclassification adjustments from accumulated other comprehensive income	567	164	—	731
Balance as of December 31, 2023	$(66,967)	$16,010	$—	$(50,957)
Change in accumulated other comprehensive income before reclassifications	(10,639)	1,650	(200)	(9,189)
Reclassification adjustments from accumulated other comprehensive income	5,365	—	—	5,365
Balance as of December 31, 2024	$(72,241)	$17,660	$(200)	$(54,781)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 16. PROPERTY AND EQUIPMENT
The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements.

	2024	2023
Real estate:
Land	$76,420	$78,683
Buildings	1,202	1,203
Furniture and fixtures	3,555	4,451
Internally developed software	54,377	48,787
Other computer equipment and software	467	1,123
Total property and equipment	$136,021	$134,247
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment and software	Three years
Furniture and fixtures	Seven years
Internally developed software	Ten years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven years to thirty-nine years
Depreciation expense totaled $10,086, $9,799 and $6,961 for 2024, 2023 and 2022, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
At December 31, 2024, the Company's reserves for losses and loss settlement expenses was $1.8 billion, of which $822.6 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liability for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

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
February 26, 2025

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
As of December 31, 2024, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2024, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2024. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2024, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Fire Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statements schedules listed in the Index at Item 15(a)2 and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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
February 26, 2025

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company's executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 "Business" of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 21, 2025 (the "2025 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2025 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2025 Proxy Statement and is incorporated herein by reference.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of The Nasdaq Stock Market LLC. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2025 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2024 and 2023	58
Consolidated Statements of Income for the three years ended December 31, 2024	59
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2024	60
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2024	61
Consolidated Statements of Cash Flows for the three years ended December 31, 2024	62
Notes to Consolidated Financial Statements	64

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	130
Schedule II. Condensed Financial Statements of Parent Company	131
Schedule III: Supplementary Insurance Information	134
Schedule IV: Reinsurance	135
Schedule V: Valuation and Qualifying Accounts	136
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	137
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc.		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Amended and Restated Bylaws of United Fire Group, Inc.		8-K		3.1	2/23/2024
4.1		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2019	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2007		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. 2021 Stock and Incentive Plan (the "Stock Plan")		8-K		10.1	5/21/2021
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement (Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.2	8/5/2020
10.25	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Performance-Based Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.1	11/4/2021
10.26	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Option Award Notice		10-Q	9/30/2021	10.2	11/4/2021
10.27	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.3	11/4/2021
10.28	*	Executive Employment Offer Letter, dated January 5, 2023, between United Fire Group, Inc and Julie Stephenson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2023 8-K)		8-K		10.1	1/5/2023
10.29	*	Amended Executive Employment Offer Letter, dated March 1, 2023, between United Fire Group, Inc. and Julie Stephenson		10-Q	3/31/2023	10.1	5/9/2023
10.30	*	Amended Form of Restricted Stock Unit Agreement and Award Notice pursuant to the Company's 2021 Stock and Incentive Plan	X
10.31	*	Investment Management Agreement, dated January 31, 2024 by and between United Fire Group, Inc. and New England Asset Management		8-K		10.1	2/1/2024
10.32†	*	Master Note Purchase Agreement, dated as of May 31, 2024, by and among the Company and the Purchasers		8-K		10.1	6/6/2024
19		United Fire Group, Inc. Insider Trading Policy	X

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
21.0	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Kevin Leidwinger Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Eric J. Martin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Kevin Leidwinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Eric J. Martin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.0	United Fire Group, Inc. Clawback Policy		10-K	12/31/2023	97.0	2/29/2024
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements.
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

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2024	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
Bonds
United States Government and government agencies and authorities	$126,402	$117,301	$117,301
States, municipalities and political subdivisions	252,936	247,904	247,904
Public utilities	131,165	120,358	120,358
All other bonds	1,451,028	1,382,768	1,382,768
Total fixed maturities	$1,961,531	$1,868,331	$1,868,331
Mortgage loans on real estate	$40,967	$38,879	$40,922
Other long-term investments	183,741	183,741	183,741
Short-term investments	100	100	100
Total investments	$2,186,339	$2,091,051	$2,093,094

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2024	2023

Assets
Investment in consolidated subsidiaries	844,638	733,152
Cash and cash equivalents	3,822	553
Other assets	135	199
Total assets	$848,595	$733,904

Liabilities and stockholders' equity
Note payable	$67,059	$—
Accrued interest payable	525	—
Other liabilities	(520)	159
Total Liabilities	$67,064	$159

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,378,291 and 25,269,842 issued and outstanding in 2024 and 2023, respectively	$25	$25
Additional paid-in capital	215,851	209,986
Retained earnings	620,436	574,691
Accumulated other comprehensive income, net of tax	(54,781)	(50,957)
Total stockholders' equity	$781,531	$733,745

Total liabilities and stockholders' equity	$848,595	$733,904

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2024	2023	2022

Revenues
Investment income	$223	$99	$85
Total revenues	223	99	85

Expenses
Interest expense	3,844	—	—
Total expenses	3,844	—	—

Income before income taxes and equity in net income of subsidiary	(3,621)	99	85
Income tax expense (benefit)	(760)	21	18
Net income before equity in net income (loss) of subsidiary	$(2,861)	$78	$67
Equity in net income (loss) of subsidiary	64,818	(29,778)	14,964
Net income (loss)	$61,957	$(29,700)	$15,031

Other comprehensive income (loss)
Change in unrealized gain (loss) on investments held by subsidiary	$(13,466)	$26,373	$(176,183)
Change in liability for underfunded employee benefit plans of subsidiary	2,089	18,953	(8,277)
Other comprehensive income (loss), before tax and reclassification adjustments	$(11,377)	$45,326	$(184,460)
Income tax effect	2,388	(9,518)	38,736
Other comprehensive income (loss), after tax, before reclassification adjustments	$(8,989)	$35,808	$(145,724)
Reclassification adjustment for net realized gains of the subsidiary included in income	6,791	718	1,323
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	—	207	3,601
Total reclassification adjustments, before tax	$6,791	$925	$4,924
Income tax effect	(1,426)	(194)	(1,034)
Total reclassification adjustments, after tax	$5,365	$731	$3,890

Comprehensive income (loss)	$58,333	$6,839	$(126,803)

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2024	2023	2022

Cash flows from operating activities
Net income (loss)	$61,957	$(29,700)	$15,031
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(64,818)	29,778	(14,964)
Dividends received from subsidiary	22,800	13,200	12,000
Other, net	2,245	1,691	2,845
Net cash provided by (used in) operating activities	$22,184	$14,969	$14,912

Cash flows from investing activities
Capital contributions to subsidiaries	(70,000)	—	—
Net cash provided by (used in) investing activities	$(70,000)	$—	$—

Cash flows from financing activities
Payment of cash dividends	$(16,213)	$(16,164)	$(15,860)
Issuance of common stock	348	(290)	828
Debt note issuance	70,000	—	—
Debt note issuance costs	(3,050)	—	—
Net cash provided by (used in) financing activities	$51,085	$(16,454)	$(15,032)

Net change in cash and cash equivalents	$3,269	$(1,485)	$(120)
Cash and cash equivalents at beginning of period	553	2,038	2,158
Cash and cash equivalents at end of year	$3,822	$553	$2,038

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Written Premiums
Year Ended December 31, 2024	$147,224	$1,796,782	$621,448	$1,176,750	$81,986	$744,605	$281,338	$140,942	$1,231,470
Year Ended December 31, 2023	$126,532	$1,638,755	$549,384	$1,034,587	$59,606	$769,414	$244,991	$115,800	$1,066,901
Year Ended December 31, 2022	$104,225	$1,497,274	$474,388	$951,541	$44,932	$637,301	$213,075	$114,645	$984,223

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2024
Earned premiums	$1,109,903	$147,196	$214,043	$1,176,750	18.19%
Year Ended December 31, 2023
Earned premiums	$1,017,917	$144,958	$161,628	$1,034,587	15.62%
Year Ended December 31, 2022
Earned premiums	$941,998	$101,740	$111,283	$951,541	11.70%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2024	$1,794	$—	$191	$1,603
Year Ended December 31, 2023	1,575	219	—	1,794
Year Ended December 31, 2022	781	794	—	1,575

Deferred tax asset valuation allowance
Year Ended December 31, 2024	$—	$—		$—
Year Ended December 31, 2023	—	—	—	—
Year Ended December 31, 2022	—	—	—	—

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premiums	Earned Premiums			Current Year	Prior Years			Written Premiums
2024	$147,224	$1,796,782	$621,448	$1,176,750	$(5,429)	$81,986	$745,813	$(1,208)	$281,338	$593,021	$1,231,470
2023	$126,532	$1,638,755	$549,384	$1,034,587	$1,274	$59,606	$701,664	$67,750	$244,991	$672,699	$1,066,901
2022	$104,225	$1,497,274	$474,388	$951,541	$(15,892)	$44,932	$624,411	$12,890	$213,075	$688,268	$984,223

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Kevin Leidwinger
Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/26/2025

By:	/s/ Eric J. Martin
Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/26/2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin Leidwinger	By	/s/ Eric J. Martin
	Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer		Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/26/2025	Date	2/26/2025

By	/s/ James W. Noyce	By	/s/ John Paul E. Besong
	James W. Noyce, Chairman and Director		John Paul E. Besong, Director
Date	2/26/2025	Date	2/26/2025

By	/s/ Scott L. Carlton	By	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/26/2025	Date	2/26/2025

By	/s/ Christopher R. Drahozal	By:	/s/ Matthew R. Foran
	Christopher R. Drahozal, Director		Matthew R. Foran, Director
Date	2/26/2025	Date	2/26/2025

By	/s/ Mark A. Green	By:	/s/ Lura McBride
	Mark A. Green, Director		Lura McBride, Director
Date	2/26/2025	Date	2/26/2025

By	/s/ George D. Milligan	By	/s/ Susan E. Voss
	George D. Milligan, Director		Susan E. Voss, Director
Date	2/26/2025	Date	2/26/2025