Form 10-Q
period 2025-03-31
UNITED FIRE GROUP INC
filed 2025-05-07
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

As of May 1, 2025, 25,450,872 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2025

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our other filings with the Securities and Exchange Commission (the "SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
Risks and uncertainties that may affect the actual financial condition and results of the Company include, but are not limited to, the following:
◦The success of our strategy may be adversely impacted by various internal and external factors;
◦Core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents and not maintaining these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite;
◦Geographic concentration ties our performance to the business, economic and regulatory conditions of certain states;
◦We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offering, implementation of technology and data analytics;
◦Our strategy's success could be affected by our timely ability to recognize and adapt to our position in the insurance cycle;
◦Our success depends primarily on our ability to underwrite risks effectively and adequately price the risks we insure;
◦We may be unable to predict the rising cost of insurance claims resulting from changing societal expectations that lead to increasing litigation, broader definitions of liability, broader contract interpretations, more plaintiff-friendly legal decisions and larger compensatory jury awards;
◦Reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results;
◦We insure property that is exposed to various natural perils that can give rise to significant claims cost;
◦We are subject to certain risks related to our investment portfolio that could negatively affect our profitability;
◦A downgrade in our financial strength or issuer credit ratings could result in a loss of business and could have a material adverse effect on our financial condition, results of operations and liquidity;
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
◦Unauthorized data access, cyber-attacks and other security breaches could have an adverse impact on our business and reputation;
◦We are subject to comprehensive laws and regulations, changes to which may have an adverse effect on our financial condition and results of operations;

◦Macroeconomic conditions could materially and adversely affect our business, results of our operations, financial condition, and growth;
◦Our stock price could become more volatile, and your investment could lose value;
◦Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock; and

◦The ability of our subsidiaries to pay dividends to UFG may affect our liquidity and ability to pay dividends to shareholders.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $1,997,276 in 2025 and $1,961,531 in 2024)	$1,931,091	$1,868,331
Mortgage loans (less allowance for credit loss of $41 in 2025 and $45 in 2024)	40,765	40,922
Other long-term investments	193,090	183,741
Short-term investments	590	100
Total investments	2,165,536	2,093,094
Cash and cash equivalents	183,678	200,949
Accrued investment income	15,441	15,795
Premiums receivable (net of allowance for doubtful accounts of $1,276 in 2025 and $1,604 in 2024)	452,643	450,801
Deferred policy acquisition costs	151,850	147,224
Property and equipment at cost (less accumulated depreciation of $78,138 in 2025 and $75,866 in 2024)	136,245	136,021
Reinsurance receivables (net of allowance for credit losses of $109 in 2025 and $103 in 2024)	232,220	230,828
Prepaid reinsurance premiums	44,137	44,892
Intangible assets	3,729	3,906
Deferred tax asset	19,700	23,018
Income taxes receivable	7,897	14,181
Other assets	115,188	127,760
Total assets	$3,528,264	$3,488,469
Liabilities
Losses and loss settlement expenses	$1,816,459	$1,796,782
Unearned premium	644,231	621,448
Accrued expenses and other liabilities	132,805	171,649
Long term debt	117,107	117,059
Total liabilities	$2,710,602	$2,706,938
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,446,516 and 25,378,291 shares issued and outstanding in 2025 and 2024, respectively	$25	$25
Additional paid-in capital	216,877	215,851
Retained earnings	634,002	620,436
Accumulated other comprehensive income (loss), net of tax	(33,242)	(54,781)
Total stockholders' equity	$817,662	$781,531
Total liabilities and stockholders' equity	$3,528,264	$3,488,469
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2025	2024
Revenues
Net earned premium	$308,411	$280,859
Net investment income	23,458	16,342
Net investment gains (losses)	(754)	(1,202)
Total revenues	$331,115	$295,999
Benefits, Losses and Expenses
Losses and loss settlement expenses	$189,696	$179,646
Amortization of deferred policy acquisition costs	77,354	65,690
Other underwriting expenses	39,586	32,465
Interest expense	2,483	859
Other non-underwriting expenses	142	1,055
Total benefits, losses and expenses	$309,261	$279,715
Income (loss) before income taxes	$21,854	$16,284
Income tax expense (benefit)	4,154	2,782
Net Income (loss)	$17,700	$13,502

Earnings (loss) per common share:
Basic	$0.70	$0.53
Diluted	0.67	0.52

Weighted average common shares outstanding:
Basic	25,391,281	25,274,941
Diluted	26,237,647	25,834,494

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2025	2024
Net Income (loss)	$17,700	$13,502
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$25,244	$(11,096)
Change in net benefit asset plans and obligations	(724)	(724)
Foreign currency translation adjustment	1,572	(23)
Other comprehensive income (loss), before tax and reclassification adjustments	$26,092	$(11,843)
Income tax effect	(5,149)	2,482
Other comprehensive income (loss), after tax, before reclassification adjustments	$20,943	$(9,361)
Reclassification adjustments for:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$754	$2,564
Net benefit asset plans and obligations included in other underwriting expense	—	—
Total reclassification adjustments, before tax	$754	$2,564
Income tax effect	(158)	(538)
Total reclassification adjustments, after tax	$596	$2,026
Comprehensive income (loss)	$39,239	$6,167

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2025	2024
Common stock
Balance, beginning of period	$25	$25
Balance, end of period	25	25
Additional paid-in capital
Balance, beginning of period	215,851	209,986
Stock based compensation	1,026	900
Balance, end of period	216,877	210,886
Retained earnings
Balance, beginning of period	620,436	574,691
Net income (loss)	17,700	13,502
Dividends on common stock ($0.16 and $0.16 per share)	(4,062)	(4,046)
Foreign currency translation adjustment, tax impact	(72)	—
Balance, end of period	634,002	584,147
Accumulated other comprehensive income (loss)
Balance, beginning of period	(54,781)	(50,957)
Change in net unrealized investment gain (loss)(1)	20,539	(6,740)
Change in liability for underfunded employee benefit plans(2)	(572)	(572)
Foreign currency translation adjustment	1,572	(23)
Balance, end of period	(33,242)	(58,292)
Total stockholders' equity	$817,662	$736,766

Common stock shares outstanding
Balance, beginning of period	25,378,291	25,269,842
Stock based compensation	68,225	23,314
Balance, end of period	25,446,516	25,293,156
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$17,700	$13,502
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	259	1,665
Depreciation and amortization	2,496	2,672
Stock-based compensation expense	1,758	1,156
Net investment (gains) losses	793	1,291
Net cash flows from equity and trading investments	—	56,381
Deferred income tax expense (benefit)	(2,061)	(7,170)
Changes in:
Accrued investment income	354	(391)
Premiums receivable	(1,842)	(53,454)
Deferred policy acquisition costs	(4,626)	(8,678)
Reinsurance receivables	(1,392)	(16,702)
Prepaid reinsurance premiums	755	3,074
Income taxes receivable	6,284	9,939
Other assets	11,769	(65,029)
Losses and loss settlement expenses	19,677	52,130
Unearned premium	22,783	37,358
Accrued expenses and other liabilities	(39,568)	7,212
Other, net	535	1,206
Net cash provided by (used in) operating activities	$35,674	$36,161
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$24,318	$88,378
Proceeds from call and maturity of available-for-sale investments	49,821	34,719
Proceeds from sale of other investments	3,148	4,739
Purchase of available-for-sale investments	(110,957)	(39,859)
Purchase of other investments	(11,986)	(1,494)
Net purchases and sales of property and equipment	(2,495)	(2,603)
Net cash provided by (used in) investing activities	$(48,151)	$83,880
Cash Flows From Financing Activities
Issuance of common stock	(732)	(256)
Payment of cash dividends	(4,062)	(4,046)
Net cash provided by (used in) financing activities	$(4,794)	$(4,302)

Net Change in Cash and Cash Equivalents	$(17,271)	$115,739
Cash and Cash Equivalents at Beginning of Period	200,949	102,046
Cash and Cash Equivalents at End of Period	$183,678	$217,785

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$—	$12
Interest paid	$2,434	$859

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
Basis of Presentation
The financial information for interim periods presented in these Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2024, including financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial statement categories that are most dependent on management estimates and assumptions include: investments; losses and loss settlement expenses; and pension benefit obligations.
Management believes the accompanying Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025.
Updates to Summary of Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2024, we have had no changes to significant accounting policies, which have been followed in preparing the accompanying unaudited Consolidated Financial Statements.
Subsequent Events

In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.

Recently Issued Accounting Standards
Adopted Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker ("CODM") and included in each reported measure of a segment's profit or loss. In addition, the amendments enhance interim disclosure requirements that are currently required annually, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. Further, the amendments require that entities with a single reportable segment must now provide all the disclosures previously required under Topic 280. The amendments in this update are incremental to the current requirements of Topic 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The enhanced segment disclosure requirements apply retrospectively to all prior periods presented in the financial statements. The significant segment expense and other segment item amounts disclosed in prior periods shall be based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this update are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Refer to Note 13 "Segment Information" in the accompanying notes to the Consolidated Financial Statements for further details.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of March 31, 2025 and December 31, 2024, is provided below:

March 31, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$125,187	$415	$7,208	$—	$118,394
States, municipalities and political subdivisions	267,816	354	4,739	—	263,431
Corporate	705,122	3,342	32,271	—	676,193
Residential mortgage-backed	632,776	4,201	31,227	—	605,750
Commercial mortgage-backed	129,682	1,139	272	—	130,549
Other asset-backed	136,693	810	729	—	136,774
Total Available-for-Sale Fixed Maturities	$1,997,276	$10,261	$76,446	$—	$1,931,091

December 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$126,402	$153	$9,255	$—	$117,301
States, municipalities and political subdivisions	252,936	52	5,084	—	247,904
Corporate	728,662	1,354	40,633	—	689,382
Residential mortgage-backed	623,431	864	40,884	—	583,411
Commercial mortgage-backed	102,975	624	44	—	103,554
Other asset-backed	127,125	593	940	—	126,779
Total Available-for-Sale Fixed Maturities	$1,961,531	$3,640	$96,840	$—	$1,868,331

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
March 31, 2025	Amortized Cost	Fair Value
Due in one year or less	$115,148	$114,493
Due after one year through five years	292,128	289,670
Due after five years through 10 years	448,095	429,457
Due after 10 years	242,754	224,398
Asset-backed securities	899,151	873,073
	$1,997,276	$1,931,091

Allowance for Credit Losses

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

We recognize an allowance for credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We recognize the credit loss in Net investment gains (losses) in the Consolidated Statements of Income, with an offset for the amount of non-credit impairments recognized in accumulated other comprehensive income. We do not measure an allowance for credit losses on accrued investment income because we write-off accrued interest through net investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security's amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for credit losses, to net investment gains (losses) in the Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for credit losses, to Net investment gains (losses) in the Consolidated Statements of Income. The remainder of unrealized loss is held in other comprehensive income in the Consolidated Statements of Stockholders' Equity.
As of March 31, 2025, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Three months ended March 31,
	2025	2024
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities	$25,998	$(8,532)
Income tax effect	(5,459)	1,792
Total change in net unrealized investment gain (loss), net of tax	$20,539	$(6,740)
The following tables summarize our fixed maturity securities that were in an unrealized loss position at March 31, 2025 and December 31, 2024. The securities are presented by the length of time they have been continuously in an unrealized loss position.

March 31, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	—	$—	$—	26	$79,450	$7,208	$79,450	$7,208
States, municipalities and political subdivisions	48	69,217	652	73	138,291	4,087	207,508	4,739
Corporate	57	142,880	2,037	135	330,985	30,234	473,865	32,271
Residential mortgage-backed	43	101,485	1,589	118	145,546	29,638	247,031	31,227
Commercial mortgage-backed	6	20,452	272	—	—	—	20,452	272
Other asset-backed	17	50,630	246	3	3,745	483	54,375	729
Total Available-for-Sale	171	$384,664	$4,796	$355	$698,017	$71,650	$1,082,681	$76,446

December 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	5	$16,006	$67	28	$83,386	$9,188	$99,392	$9,255
States, municipalities and political subdivisions	67	92,003	1,159	72	135,350	3,925	227,353	5,084
Corporate	73	203,142	4,474	154	370,211	36,159	573,352	40,633
Residential mortgage-backed	79	318,810	4,549	131	151,879	36,335	470,689	40,884
Commercial mortgage-backed	4	8,198	44	—	—	—	8,198	44
Other asset-backed	14	32,645	804	2	3,915	136	36,560	940
Total Available-for-Sale	242	$670,804	$11,097	387	$744,741	$85,743	$1,415,544	$96,840

We believe that any unrealized losses on our available-for-sale fixed maturity securities at March 31, 2025 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell, these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2025 and December 31, 2024:

Commercial Mortgage Loans
	March 31, 2025	December 31, 2024
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,387	$32,499
65%-75%	8,419	8,468
Total amortized cost	$40,806	$40,967
Allowance for mortgage loan losses	(41)	(45)
Mortgage loans, net	$40,765	$40,922

Commercial Mortgage Loans by Region
	March 31, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,204	7.9%	$3,218	7.9%
Southern Atlantic	16,970	41.5	17,021	41.4
East South Central	7,188	17.6	7,257	17.7
New England	6,588	16.1	6,588	16.1
Middle Atlantic	2,066	5.1	2,078	5.1
Mountain	1,992	4.9	1,992	4.9
West North Central	2,798	6.9	2,813	6.9
Total mortgage loans at amortized cost	$40,806	100.0%	$40,967	100.0%

Commercial Mortgage Loans by Property Type
	March 31, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,318	20.4%	$8,362	20.4%
Office	10,529	25.8	10,615	25.9
Industrial	9,893	24.2	9,912	24.2
Retail	10,000	24.5	10,000	24.4
Mixed use/Other	2,066	5.1	2,078	5.1
Total mortgage loans at amortized cost	$40,806	100.0%	$40,967	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the contractual principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and the lowest rating of 7 being the most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as we have had no new mortgage loans during 2024 or 2025.

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,133	$98	5,113	$7,705	$13,169	$34,218
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,133	$98	$5,113	$7,705	$19,757	$40,806

Current-period write-offs	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—

As of March 31, 2025, all loan receivables were current, with no delinquencies. As of March 31, 2025, the Company had an allowance for mortgage loan losses of $41, summarized in the following rollforward:

Beginning balance, January 1, 2025	$45
Current-period provision for expected credit losses	—
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	$(4)
Ending balance, March 31, 2025	$41

Commercial mortgage loans carrying value excludes accrued interest of $156.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended March 31,
	2025	2024
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(797)	$(2,662)
Allowance for credit losses	—	—
Equity securities
Net gains (losses) recognized on equity securities sold during the period	—	1,362
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	—
Net gains (losses) recognized during the reporting period on equity securities	—	1,362
Mortgage loans allowance for credit losses	4	9
Other long-term investments	39	89
Total net investment gains (losses)	$(754)	$(1,202)

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended March 31,
	2025	2024
Proceeds from sales	$24,318	$88,378
Gross realized gains	24	1,365
Gross realized losses	821	4,027

Net Investment Income

Net investment income is comprised of the following:

Investment Results
	Three Months Ended March 31,
	2025	2024
Investment income:
Interest on fixed maturities	$21,124	$15,160
Dividends on equity securities	—	341
Income on other long-term investments	1,793	(242)
Other	3,619	3,898
Total investment income	$26,536	$19,157
Less investment expenses	3,078	2,815
Net investment income	$23,458	$16,342

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through July 10, 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $22.0 million at March 31, 2025.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

March 31, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$118,394	$33,071	$85,323	$—
States, municipalities and political subdivisions	263,431	—	263,431	—
Corporate	676,193	—	676,193	—
Residential mortgage-backed	605,750	—	605,750	—
Commercial mortgage-backed	130,549	—	130,549	—
Other asset-backed	136,774	—	136,774	—
Total Fixed Maturity, Available-for-Sale	$1,931,091	$33,071	$1,898,020	$—
Short-Term Investments	590	100	490	—
Money Market Accounts	35,968	35,968	—	—
Corporate-Owned Life Insurance	12,838	—	12,838	—
Total Assets Measured at Fair Value	$1,980,487	$69,139	$1,911,348	$—

December 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$117,301	$30,914	$86,387	$—
States, municipalities and political subdivisions	247,904	—	247,904	—
Corporate	689,382		689,382	—
Residential mortgage-backed	583,411	—	583,411	—
Commercial mortgage-backed	103,554	—	103,554	—
Other asset-backed	126,779		126,779	—
Total Fixed Maturity, Available-for-Sale	$1,868,331	$30,914	$1,837,417	$—
Short-Term Investments	100	100	—	—
Money Market Accounts	23,098	23,098	—	—
Corporate-Owned Life Insurance	13,003	—	13,003	—
Total Assets Measured at Fair Value	$1,904,532	$54,112	$1,850,420	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of March 31, 2025 and December 31, 2024 was reasonable.
We use quoted market prices when available to determine the fair value of fixed maturities and short-term investments. When quoted market prices do not exist, we base estimates of fair value on market information obtained from our third-party. Such inputs may reflect management's own assumptions about the assumptions a market participant would use in pricing the financial instrument. The most appropriate valuation methodology is selected based on the specific characteristics of the fixed maturity or short-term investment and we consistently apply the valuation methodology to measure the security’s fair value.
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
For each of the three-month periods ended March 31, 2025 and 2024, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
As of the three-month period ended March 31, 2025, we have no Level 3 assets measured at fair value on a recurring basis.

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at March 31, 2025 and December 31, 2024 are summarized below:

March 31, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$147,710	$147,710	$—	$—	$—
Other Long Term Investments(1)	$193,090	$—	$1,409	$—	$191,681
Mortgage Loans	$38,512	$—	$—	$38,512	$—
Total	$379,312	$147,710	$1,409	$38,512	$191,681

Financial Liabilities:
Long Term Debt	$109,661	$—	$109,661	$—	$—
Total	$109,661	$—	$109,661	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $92.0 million as of March 31, 2025. Also included in our other long term investments on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $99.7 million at March 31, 2025.

December 31, 2024
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$177,851	$177,851	$—	$—	$—
Other Long Term Investments(1)	183,741	—	1,277	—	182,464
Mortgage Loans	38,879	—	—	38,879	—
Total	$400,471	$177,851	$1,277	$38,879	$182,464

Financial Liabilities:
Long Term Debt	$108,353	$—	$108,353	$—	$—
Total	$108,353	$—	$108,353	$—	$—
For cash and cash equivalents, carrying value is a reasonable estimate of fair value due to the short-term nature of these financial instruments.
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
The determination of reserves (particularly those relating to liability lines of insurance that have relatively longer lag in claim reporting) requires significant estimation to reasonably project expected future claim reporting and payment patterns. If, during the course of our regular monitoring of reserves, we determine that coverages previously written are incurring higher than expected losses, we will evaluate an appropriate response that may include, among other things, increasing the related reserves. Any adjustments we make to reserves are reflected in operating results in the year in which we make those adjustments. In addition to our internal process, we engage a third-party firm to provide an independent and unbiased assessment of our reserves to assist in establishing appropriate reserves.
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2025 and December 31, 2024 (net of reinsurance amounts):

	March 31, 2025	December 31, 2024
Gross liability for losses and loss settlement expenses at beginning of year	$1,796,782	$1,638,755
Ceded losses and loss settlement expenses	(198,083)	(191,640)
Net liability for losses and loss settlement expenses at beginning of year	$1,598,699	$1,447,115
Losses and loss settlement expenses incurred for claims occurring during
Current year	$192,610	$745,813
Prior years	(2,914)	(1,208)
Total incurred	$189,696	$744,605
Losses and loss settlement expense payments for claims occurring during
Current year	$42,546	$186,322
Prior years	123,026	406,699
Total paid	$165,572	$593,021
Net liability for losses and loss settlement expenses at end of period	$1,622,823	$1,598,699
Ceded losses and loss settlement expenses	193,636	198,083
Gross liability for losses and loss settlement expenses at end of period	$1,816,459	$1,796,782

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

Reserve Development

The Company experienced $2.9 million of favorable reserve development in net reserves for prior accident years for the three-month period ended March 31, 2025. The favorable reserve development was driven primarily by reductions in prior year reserves as catastrophe experience emerged better than expected. Non-catastrophe development was neutral, reflecting favorable development in fire and allied lines and surety exposures, offset by precautionary strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

	Pension Plan
Three months ended March 31,	2025	2024

Net periodic benefit cost
Service cost	$835	$822
Interest cost	2,396	2,478
Expected return on plan assets	(3,396)	(3,635)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(889)	$(1,059)

A portion of the prior service cost component of net periodic pension benefit costs are capitalized and amortized straight-line as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" within the Consolidated Statements of Income. The portion not related to the compensation and the other components of net periodic pension benefit costs are included in "Other underwriting expenses" within the Consolidated Statements of Income.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 that we are not required to make a contribution to the pension plan for 2025. See our 2024 Annual Report on Form 10-K, Item 8, Note 8 "Employee Benefits" for information on our retirement benefits.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

At March 31, 2025, there were 1,032,909 authorized shares remaining available for future issuance pursuant to the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan").
The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three months ended March 31, 2025
Beginning balance	1,335,589
Additional shares authorized	—
Number of awards granted	(351,716)
Number of awards forfeited or expired	49,036
Ending balance	1,032,909
Number of option awards exercised	—
Number of restricted awards vested and issued	65,038

Non-Qualified Non-Employee Director Stock Plan
At March 31, 2025, the Company had 71,410 authorized shares available for future issuance pursuant to the Director Stock Plan. The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Three months ended March 31, 2025
Beginning balance	71,410
Additional authorization	—
Number of awards granted	—
Number of awards forfeited or expired	—
Ending balance	71,410
Number of option awards exercised	—
Number of restricted awards vested and issued	—

Stock-Based Compensation Expense

For the three-month periods ended March 31, 2025 and 2024, the Company recognized stock-based compensation expense of $1,758 and $1,156, respectively.

As of March 31, 2025, we had $13,733 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2025 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2025	$5,207
2026	5,404
2027	2,822
2028	300
Total	$13,733
NOTE 7. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2025 and 2024:

	Three months ended March 31,
(In thousands, except share and per share data)	2025		2024
	Basic	Diluted	Basic	Diluted
Net income (loss)	$17,700	$17,700	$13,502	$13,502
Weighted-average common shares outstanding	25,391,281	25,391,281	25,274,941	25,274,941
Add dilutive effect of restricted stock unit awards	—	845,557	—	559,362
Add dilutive effect of stock options	—	809	—	191
Weighted-average common shares outstanding	25,391,281	26,237,647	25,274,941	25,834,494
Earnings (loss) per common share	$0.70	$0.67	$0.53	$0.52
Awards excluded from diluted earnings per share calculation(1)	—	200,537	—	751,040
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share gives effect to all dilutive common shares outstanding during the reporting period. The dilutive shares we consider in our diluted earnings per share calculation relate to our outstanding stock options, restricted stock awards, restricted stock unit awards, and performance stock unit awards.

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

NOTE 8. DEBT

Long Term Debt

December 2020 Private Placement

On December 15, 2020, United Fire & Casualty Company ("UF&C") issued $50 million of notes due 2040 ("UF&C Notes") at par value. The UF&C notes are senior, unsecured unsubordinated obligations of UF&C and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of UF&C's subsidiaries. The UF&C Notes mature on December 15, 2040. The UF&C Notes may be redeemed by UF&C, in whole or in part, at par, at any time following the tenth (10th) anniversary of the issuance date, but subject to the payment restrictions, including the prior approval of the Iowa Insurance Commissioner.

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the UF&C Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the three-month period ended March 31, 2025, interest expense totaled $859. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

May 2024 Private Placement
On May 31, 2024, the Company issued $70,000 aggregate principal of its 9% senior unsecured notes due 2039 (the "UFG Notes") at par value. The UFG Notes mature on May 31, 2039. The UFG Notes may be redeemed by the Company, in whole or in part, at par, at any time following the tenth (10th) anniversary of the issuance date. Prior to the tenth (10th) anniversary, the UFG Notes may not be redeemed except for a change in control offer or upon an event of default.
Interest payments will be paid quarterly on February 28, May 31, August 31 and November 30 of each year. Costs incurred in the issuance of debt of $3,050 were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long term debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income. The interest on the Notes is payable quarterly. For the three-month period ended March 31, 2025, interest expense totaled $1,624.

The Company is required to maintain an investment grade rating for each series of the UFG Notes from a rating agency. The UFG Notes also require and impose certain operating restrictions, financial restrictions, and financial covenants on the Company, including:
•incurring or assuming additional indebtedness, including guarantees;
•incurring or assuming liens;
•engaging in mergers or consolidations;
•conveying, transferring, leasing or disposing of assets;
•making certain investments;
•entering into transactions with affiliates;
•declaring or making dividend payments or distributions or repurchasing capital stock or other equity interests;
•changing the nature of our business materially; and
•making changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or changing our fiscal year.
As of March 31, 2025, we were in compliance with all covenants.
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

Membership in FHLB Des Moines provides UF&C with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, UF&C has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of March 31, 2025, UF&C has FHLB Des Moines borrowing capacity up to $469.7 million if an immediate liquidity need would arise. UF&C had no outstanding balance as of March 31, 2025 and 2024 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended March 31, 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of January 1, 2025	(72,241)	17,660	$(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	19,943	(572)	1,572	20,943
Reclassification adjustments from accumulated other comprehensive income (loss)	596	—	—	596
Balance as of March 31, 2025	$(51,702)	$17,088	$1,372	$(33,242)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 10. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. As of March 31, 2025, we have leases with remaining terms of one year to six years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of March 31, 2025, the Company is the lessor for five lease agreements related to office space and parking. The terms of the leases vary depending on the property and range from two years to eight years, which may include options for renewal or to extend the lease terms. Lessor income and sublease income are included in net income in the statement of comprehensive income.
The components of our operating leases were as follows for the three-month periods ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Components of lease expense:
Operating lease expense	$2,294	$2,400
Less lessor income	143	145
Less sublease income	133	133
Net lease expense	$2,018	$2,122

Cash flows information related to leases:
Operating cash outflow from operating leases	$2,034	$2,103

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 11. REINSURANCE
The following table provides a roll forward of the allowance for credit losses in our reinsurance recoverable balance at March 31, 2025:

Rollforward of credit loss allowance for reinsurance receivables:
As of
March 31, 2025
Beginning balance, January 1, 2025	$103
Recoveries of amounts previously written off, if any	6
Ending balance of the allowance for reinsurance receivables, March 31, 2025	$109
For additional information, refer to Note 4 "Reinsurance" to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

NOTE 12. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended March 31,
	2025	2024
Current	$6,215	$8,041
Deferred	(2,061)	(5,259)
Income tax expense (benefit)	$4,154	$2,782
Our effective tax rate for the three-month periods ended March 31, 2025 and 2024 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
As of March 31, 2025 and 2024, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.
For each of the three-month periods ended March 31, 2025 and 2024, we made payments for income taxes totaling $0 and $12, respectively. We did not receive a federal tax refund for the three-month periods ended March 31, 2025 and 2024.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2017 and prior.

NOTE 13. SEGMENT INFORMATION
The Company operates as one operating segment. The Company's CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as determination of which products to market and sell; determination of distribution networks with insurance agents; and allocation of budgets between sales and marketing, technology, and general and administrative expenses. Refer to the Consolidated Financial Statements for financial information regarding the Company's one operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements and Supplementary Data."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that potentially may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025. There have been no changes in our critical accounting policies from December 31, 2024.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. Our Consolidated Financial Statements are prepared in accordance with GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

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
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Note 13 "Segment Information" in Part I, Item 1.

Products and Lines of Business

Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance, with the last exposures related to this business expected to lapse by 2025. As of March 31, 2025, minimal exposure from the direct personal lines of business remains.

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

Lloyd's of London ("Lloyds") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary McIntyre Cedar Corporate Member LLP. Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699, Syndicate 5623, Syndicate 2358, Syndicate 1955 and Syndicate 1609. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support participation in these syndicates.

Pooling Arrangement

All of our property and casualty insurance subsidiaries belong to an intercompany reinsurance pooling arrangement. Pooling arrangements permit the participating companies to rely on the capacity of the entire pool's capital and surplus, rather than being limited to policy exposures of a size commensurate with each participant's own surplus level. Under such arrangements, the members share substantially all of the insurance business that is written and allocate the combined premiums, losses and expenses based on percentages defined in the arrangement

Geographic Concentration

For the three-month period ended March 31, 2025, approximately 49.1 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.

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

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three-month periods ended March 31, 2025 and 2024, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
Financial Highlights

	Three months ended March 31,
(In thousands, except ratios)	2025	2024	%
Revenues
Net premiums earned	$308,411	$280,859	9.8%
Investment income, net of investment expenses	23,458	16,342	43.5
Net investment gains (losses)	(754)	(1,202)	37.3
Total revenues	$331,115	$295,999	11.9%

Benefits, Losses and Expenses
Losses and loss settlement expenses	$189,696	$179,646	5.6%
Amortization of deferred policy acquisition costs	77,354	65,690	17.8
Other underwriting expenses	39,586	32,465	21.9
Interest expense	2,483	859	189.1
Other non-underwriting expenses	142	1,055	(86.5)
Total benefits, losses and expenses	$309,261	$279,715	10.6%

Income (loss) before income taxes	$21,854	$16,284	34.2
Federal income tax expense (benefit)	4,154	2,782	49.3
Net income (loss)	$17,700	$13,502	31.1%

Combined ratio:
Net loss ratio	61.5%	64.0%	(2.5)%
Underwriting expense ratio	37.9	34.9	3.0
Combined ratio	99.4%	98.9%	0.5%

Additional ratios(1):
Net loss ratio	61.5%	64.0%	(2.5)%
Catastrophes	5.0	4.6	0.4
Reserve development	—	—	—
Underlying loss ratio (non-GAAP)	56.5%	59.4%	(2.9)%
Underwriting expense ratio	37.9%	34.9%	3.0%
Underlying combined ratio (non-GAAP)	94.4%	94.3%	0.1%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three-month periods ended March 31, 2025 and 2024.

	Three months ended March 31,
(In Thousands)	2025	2024	%
Direct written premium	$331,927	$284,498	16.7%
Assumed written premium	53,990	66,946	(19.4)
Ceded written premium	(50,541)	(30,173)	67.5
Net written premium	$335,376	$321,271	4.4%
See 'Premiums' below for a description of the changes in premiums for the periods presented.
Revenues
Premiums
Net earned premium are calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium are recognized ratably over the life of a policy and differ from direct written premium, which are recognized on the effective date of the policy. The following shows our earned premium for the three-month periods ended March 31, 2025 and 2024.

	Three months ended March 31,
(In Thousands)	2025	2024	%
Direct earned premium	300,577	259,850	15.7%
Assumed earned premium	57,510	54,259	6.0%
Ceded earned premium	(49,676)	(33,250)	49.4%
Net earned premium	$308,411	$280,859	9.8%
Direct Premiums
Direct premiums are the total policy premiums, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance business. Direct premiums increased $40.7 million in the three-month period ended March 31, 2025 as compared to the same period in 2024 primarily due to growth in our core commercial lines resulting from substantial new business production, rate renewal increases, and stable retention.
Assumed Premiums
Assumed premiums are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Assumed premiums increased $3.3 million in the three-month period ended March 31, 2025 as compared to the same period in 2024 due to the net addition of new reinsurance programs and cedant growth.

Ceded Premiums
Ceded premiums is the portion of direct premiums that we cede to our reinsurers under our reinsurance contracts. The ratio of ceded premiums to direct premiums increased for the three-month period ended March 31, 2025 as compared to the same period in 2024 due to ceded reinsurance premium adjustments. Ceded premiums increased $16.4 million in 2025 due to growth in the subject premium base.
Net Investment Income

Net investment income was $23.5 million for the first quarter of 2025, an increase of $7.1 million compared to the same period in 2024. Income from our fixed income portfolio increased by $6.0 million due to portfolio management actions taken during the year ended December 31, 2024 and investing at higher interest rates. Income on other long-term investments increased $2.0 million driven by better returns in the first quarter of 2025. Dividends on equity securities decreased $0.3 million due to the strategic re-allocation from equity securities to fixed maturities in 2024, as described above. Other investment income decreased $0.3 million driven by interest on cash and cash equivalents.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $0.8 million for the three months ended March 31, 2025 as compared to net investment losses of $1.2 million for the three-month period ended March 31, 2024. The primary reason for the change relates to portfolio management actions during the year ended December 31, 2024, as described above.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following shows losses and loss settlement expenses for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$174,275	$166,843
Impact of catastrophes, including prior year reserve development	15,421	12,803
Impact of non-catastrophe prior year reserve development	—	—
Loss and loss settlement expenses	$189,696	$179,646

Net loss ratio	61.5%	64.0%

For the three-month period ended March 31, 2025, our loss and loss settlement expenses were $10.1 million, or 5.6%, higher than the same period in 2024 and our net loss ratio improved 2.5 points. This was driven by improvement in the underlying loss ratio, no prior year development, and a catastrophe ratio below the five-year historical average. The underlying loss ratio improvement was driven by rate achievement and continued favorable frequency in most major lines.

The Company experienced neutral reserve development, excluding catastrophe losses, for prior accident years for the three-month period ended March 31, 2025. For non-catastrophe losses, favorable development in fire and allied lines and surety was offset by adverse development in commercial other liability. Favorable development in fire and allied lines of $7.7 million ($4.7 million in commercial and $3.0 million in personal) is driven by favorable emergence in recent accident years. Adverse development in commercial other liability reflects the Company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.
In the three-month period ended March 31, 2025, our pre-tax catastrophe losses were $15.4 million, an increase of $2.6 million compared to the same period in 2024. In 2025, our catastrophe losses included seven events. Catastrophe losses in the three-month period ended March 31, 2025 added 5.0 percentage points to the combined ratio, which is below our five-year historical average. The California wildfires represented 2.6 points of the overall impact for the quarter.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended March 31,
(In Thousands)	2025	2024
Deferred policy acquisition costs asset, beginning of period	$147,224	$126,532
Underwriting costs deferred	81,502	74,368
Amortization of deferred policy acquisition costs(1)	(76,742)	(65,690)
Deferred policy acquisition costs asset, end of period	$151,850	$135,210
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business.
DAC is amortized over the period the related premiums are earned. Amortization increased for the three-month period ended March 31, 2025, primarily reflecting an increase in deferred underwriting costs associated with the growth of the business.

Net Loss Ratios by Line

The following tables displays our net loss ratio for the three-month period ended March 31, 2025:

	2025			2024
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$89,139	$60,243	67.6%	$80,397	$62,022	77.1%
Fire and allied lines	62,420	32,020	51.3	62,410	35,620	57.1
Automobile	64,355	42,801	66.5	56,509	42,938	76.0
Workers' compensation	14,157	9,757	68.9	12,427	6,218	50.0
Fidelity and surety	15,731	4,375	27.8	14,904	3,558	23.9
Other	3,420	2,060	60.2	1,567	842	53.7
Total commercial lines	$249,222	$151,256	60.7%	$228,214	$151,198	66.3%

Personal lines
Fire and allied lines	$1,260	$769	61.0%	$4,895	$3,734	76.3
Automobile	796	508	NM	—	(9)	NM
Other	1	(33)	NM	3	(38)	NM
Total personal lines	$2,057	$1,244	60.5%	$4,898	$3,687	75.3%
Reinsurance assumed(1)	$57,132	$37,196	65.1%	$47,747	$24,761	51.9%
Total	$308,411	$189,696	61.5%	$280,859	$179,646	64.0%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London

Commercial Lines
The net loss ratio in our commercial lines of business was 60.7% for the first quarter of 2025 compared to 66.3% for the first quarter 2024. This result was driven by improvement in the underlying loss ratio.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 9.5 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. This result was driven by improvement in the underlying loss ratio and less prior year development in 2025 (9%) compared to 2024 (10%). The Company has been strengthening reserves across our portfolio in response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.

Commercial Fire and Allied Lines
The net loss ratio improved 5.8 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. This was driven by stronger favorable prior year development in 2025 compared to 2024.

Commercial Automobile
The net loss ratio improved 9.5 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. This was driven in part by consistent pricing increases throughout 2024 and continued favorable frequency trends associated with more restrictive underwriting guidelines and exposure appetite.

Workers' Compensation
The net loss ratio deteriorated 18.9 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. There was less favorable prior year development in 2025 (-6%) compared to 2024 (-16%). The remainder of the change was driven by the underlying loss ratio. Small volume in this line creates additional volatility in quarterly loss ratios.

Fidelity and Surety
The net loss ratio deteriorated 3.9 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The change in loss ratio was driven by less favorable prior year development in 2025.

Personal Lines
The net loss ratio improved 14.8 percentage points in the three-month period ended March 31, 2025 compared to 2024, driven by prior year improvement in proportional assumed reinsurance for homeowners multi-peril coverage included in personal fire and allied lines. This was partially offset by catastrophe losses related to the California wildfires.

Reinsurance Assumed
The net loss ratio deteriorated 13.2 percentage points in the three-month period ended March 31, 2025 as compared to the same period in 2024. Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to unaffiliated insurance companies. We only reinsure companies with attractive expected profitability, relevant materiality, and strong reputation. Our reinsurance business focuses on long-term relationships.

The change from 2024 was driven in part by the underlying loss ratio, catastrophe losses, and prior year development. California wildfire losses contributed to the catastrophe variance.
Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended March 31,
(In Thousands)	2025	2024
Amortization of deferred policy acquisition costs	$77,354	$65,690
Other underwriting expenses	39,586	32,465
Underwriting expenses	$116,940	$98,155

Net earned premium	308,411	280,859
Expense ratio(1)	37.9%	34.9%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The increase in expense ratio of 3.0 points in the three-month period ended March 31, 2025 as compared to the same period in 2024 was mainly driven by non-recurring expenses associated with the final stages of development of a new policy administrative system.

Interest Expenses
The following is a summary of interest expense:

	Three months ended March 31,
(In Thousands)	2025	2024
Interest paid	$2,483	$859
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020 and $70.0 million of senior unsecured notes issued in May 2024. Interest expense increased in 2025 due to the issuance of the senior unsecured notes in May 2024. Refer to Note 8 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended March 31,
(In Thousands)	2025	2024
Income (loss) before income taxes	$21,854	$16,284
Income tax expense (benefit)	4,154	2,782
Effective tax rate(1)	19.0%	17.1%
(1)The effective tax rate is calculated by dividing 'Income tax expense (benefit)' by 'Income (loss) before income taxes'

The consolidated effective tax rate was 19.0 percent and 17.1 percent for the three-month periods ended March 31, 2025 and 2024, respectively. Our effective tax rate for three-month periods ended March 31, 2025 and 2024 is different than the federal statutory rate of 21 percent, due principally to the net effect of tax-exempt municipal bond interest income.
Refer to Note 12 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating earnings:

Net Income Reconciliation
	Three months ended March 31,
(In Thousands)	2025	2024
Income statement data
Net income (loss)	$17,700	$13,502
Less: Net investment gains (losses), after-tax	(596)	(950)
Adjusted operating income (loss)	$18,296	$14,452

The increase in adjusted operating income reported in the first quarter of 2025 was primarily due to an increase in net earned premium of $27.6 million combined with a decrease in the underlying loss ratio of 2.9 points to 56.5%, an increase in the catastrophe loss ratio of 0.4 points to 5.0%, and neutral prior year reserve development, excluding catastrophe losses. In addition, net investment income increased by $7.1 million, partially offset by net investment losses due to management actions within the Company's fixed maturity portfolio to reinvest at higher rates. The underwriting expense ratio increased 3.0 points to 37.9% primarily due to non-recurring expenses related to the final stages of development of a new policy administrative system.

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

Investment Portfolio

Our invested assets totaled $2.2 billion at March 31, 2025, compared to $2.1 billion at December 31, 2024, an increase of $72 million. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at March 31, 2025 is presented at carrying value in the following table:

		Percent
(In thousands, except ratios)	Carrying Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$118,394	5.0%
States, municipalities, and political subdivisions	263,431	12.0%
Corporate	676,193	32.0%
Residential mortgage-backed	605,750	28.0%
Commercial mortgage-backed	130,549	6.0%
Other asset-backed	136,774	6.0%
Total Fixed maturities, available for sale	1,931,091	89.0%
Mortgage loans	40,765	2.0%
Other long-term investments(2)	193,090	9.0%
Short-term investments	590	—%
Total	$2,165,536	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the Syndicate results which include the fair value of the investments. Starting in the fourth quarter of 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $92.0 million as of March 31, 2025.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at March 31, 2025 and December 31, 2024. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	March 31, 2025		December 31, 2024
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$1,072,875	55.6%	$1,013,702	54.3%
AA	258,683	13.4	243,353	13.0
A	378,991	19.6	373,208	20.0
Baa/BBB	210,016	10.9	233,523	12.5
Other/Not Rated	10,526	0.5	4,545	0.2
	$1,931,091	100.0%	$1,868,331	100.0%

As of March 31, 2025 and December 31, 2024, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.11 years at March 31, 2025 compared to 4.22 years at December 31, 2024. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of March 31, 2025, net unrealized investment losses, after tax, totaled $51.7 million compared to net unrealized losses, after tax, of $72.2 million as of December 31, 2024. The net unrealized investment loss position improved from year end due to the slight decrease in bond market interest rates during first quarter.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment unrealized gains and losses.
Allowance for Credit Losses and Watch List

We prepare a watch list with securities identified to evaluate for the potential of credit loss. Factors used in preparing the watch list include fair values relative to amortized cost, ratings, negative ratings actions and other factors. Detailed analysis is performed for each security on the watch list to further assess the presence of credit impairment loss indicators and, where present, calculate an allowance for credit losses or direct write-down of a security’s amortized cost.

At March 31, 2025, our watch list included six fixed maturity securities in an unrealized loss position with an amortized cost of $15.2 million, no allowance for credit losses, unrealized losses of $0.9 million and a fair value of $14.3 million.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on our investments.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short-term and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used to fund the payment of losses and loss settlement expenses, the purchase of investments, operating expenses, dividends, and common stock repurchases. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, United Fire Group, Inc. As a holding company with no operations of its own, United Fire Group, Inc. derives its cash primarily from its insurance subsidiaries.
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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2025 and 2024:

Cash Flow Summary	Three months ended March 31,
(In thousands)	2025	2024
Cash provided by (used in)
Operating activities	$35,674	$36,161
Investing activities	(48,151)	83,880
Financing activities	(4,794)	(4,302)
Net change in cash and cash equivalents	$(17,271)	$115,739
Our cash flows were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2025 and 2024 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed.

At March 31, 2025, our cash and cash equivalents included $36.0 million related to money market accounts, compared to $23.1 million at December 31, 2024.
Operating Activities

Net cash flows provided by operating activities were $35.7 million and $36.2 million for the three-month periods ended March 31, 2025 and 2024, respectively. In the three-month period ended March 31, 2025, the net operating cash inflows were driven by premium and investment income offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $459.6 million, or 23.8 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $48.2 million for the three-month period ended March 31, 2025, compared to net cash flows provided by investing activities of $83.9 million for the three-month period ended March 31, 2024. For the three-month periods ended March 31, 2025 and 2024, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $77.3 million and $127.8 million, respectively. Our cash outflows for investment purchases were $122.9 million for the three-month period ended March 31, 2025, compared to $41.4 million for the same period of 2024.
Financing Activities
Net cash flows used in financing activities were $4.8 million for the three-month period ended March 31, 2025, compared to $4.3 million used in the three-month period ended March 31, 2024. The net cash flows used in financing activities are primarily the payment of cash dividends of $4.1 million and $4.0 million for the three-month period ended March 31, 2025 and 2024, respectively.
Commitments for Capital Expenditures
Credit Facilities

In December 2023, UF&C became a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). As of March 31, 2025, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $4.1 million and $4.0 million in each of the three-month periods ended March 31, 2025 and 2024, respectively. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2025, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $51.9 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting the cash obligations of UFG.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $22.0 million at March 31, 2025.
Stockholders' Equity
Stockholders' equity increased to $817.7 million at March 31, 2025, from $781.5 million at December 31, 2024. The Company's book value per share was $32.13, which is an increase of $1.33 per share, or 4.3 percent, from December 31, 2024. The increase is primarily attributable to net income of $17.7 million and reduction in net unrealized losses of $20.5 million on fixed maturity securities, slightly offset with shareholder dividends of $4.1 million during the first three months of 2025.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the three-month period ended March 31, 2025 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended March 31, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Based on our evaluation, no such change in our internal control over financial reporting (as defined in
Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2025 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.

These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our share repurchase program, we may purchase UFG common stock on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. The Board of Directors reauthorized the share repurchase program in August 2024 and extended the program through August 2026.

The Company did not repurchase any shares of our common stock during the three-month period ended March 31, 2025. At March 31, 2025, we remain authorized to purchase an additional 1,719,326 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the first quarter of 2025, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024; (ii) Consolidated Statements of Income (unaudited) for the three-month periods ended March 31, 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three-month periods ended March 31, 2025 and 2024; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three-month periods ended March 31, 2025 and 2024; (v) Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X
*Portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

May 7, 2025	May 7, 2025
(Date)	(Date)