Form 10-Q
period 2025-06-30
UNITED FIRE GROUP INC
filed 2025-08-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

As of August 4, 2025, 25,492,013 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2025

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets
`

	June 30, 2025	December 31, 2024
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $2,011,195 in 2025 and $1,961,531 in 2024)	$1,953,294	$1,868,331
Mortgage loans (net of allowance for credit loss of $1,147 in 2025 and $45 in 2024)	39,496	40,922
Other long-term investments	206,858	183,741
Short-term investments	249	100
Total investments	2,199,897	2,093,094
Cash and cash equivalents	202,149	200,949
Accrued investment income	16,318	15,795
Premiums receivable (net of allowance for doubtful accounts of $1,733 in 2025 and $1,604 in 2024)	512,660	450,801
Deferred policy acquisition costs	161,976	147,224
Property and equipment, at cost (less accumulated depreciation of $80,406 in 2025 and $75,866 in 2024)	135,714	136,021
Reinsurance receivables (net of allowance for credit losses of $133 in 2025 and $103 in 2024)	247,821	230,828
Prepaid reinsurance premiums	39,737	44,892
Intangible assets	3,552	3,906
Deferred tax asset	22,464	23,018
Income taxes receivable	5,988	14,181
Other assets	112,854	127,760
Total assets	$3,661,130	$3,488,469
Liabilities
Losses and loss settlement expenses	$1,860,131	$1,796,782
Unearned premium	699,675	621,448
Accrued expenses and other liabilities	138,499	171,649
Long term debt	117,157	117,059
Total liabilities	$2,815,462	$2,706,938
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,490,955 and 25,378,291 shares issued and outstanding in 2025 and 2024, respectively	$25	$25
Additional paid-in capital	218,332	215,851
Retained earnings	653,026	620,436
Accumulated other comprehensive income (loss), net of tax	(25,715)	(54,781)
Total stockholders' equity	$845,668	$781,531
Total liabilities and stockholders' equity	$3,661,130	$3,488,469

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2025	2024	2025	2024
Revenues
Net earned premium	$314,802	$287,569	$623,213	$568,428
Net investment income	21,673	18,029	45,131	34,371
Net investment gains (losses)	(1,002)	(1,229)	(1,756)	(2,431)
Other income (loss)	—	(3,200)	—	(3,200)
Total revenues	$335,473	$301,169	$666,588	$597,168
Benefits, Losses and Expenses
Losses and loss settlement expenses	$193,732	$201,325	$383,428	$380,971
Amortization of deferred policy acquisition costs	74,413	67,389	151,767	133,079
Other underwriting expenses	35,307	34,613	74,893	67,078
Interest expense	2,484	1,460	4,967	2,319
Other non-underwriting expenses	335	152	477	1,207
Total benefits, losses and expenses	$306,271	$304,939	$615,532	$584,654
Income (loss) before income taxes	$29,202	$(3,770)	$51,056	$12,514
Income tax expense (benefit)	6,255	(1,035)	10,409	1,747
Net Income (loss)	$22,947	$(2,735)	$40,647	$10,767

Earnings (loss) per common share:
Basic	$0.90	$(0.11)	$1.60	$0.43
Diluted	0.87	(0.11)	1.54	0.42

Weighted average common shares outstanding:
Basic	25,471,114	25,314,456	25,431,418	25,294,698
Diluted	26,390,660	25,314,456	26,350,813	25,895,481

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2025	2024	2025	2024
Net Income (loss)	$22,947	$(2,735)	$40,647	$10,767
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$7,815	$(6,654)	$33,059	$(17,750)
Change in net benefit asset plans and obligations	(724)	(724)	(1,448)	(1,448)
Foreign currency translation adjustment	1,134	35	2,706	12
Other comprehensive income (loss), before tax and reclassification adjustments	$8,225	$(7,343)	$34,317	$(19,186)
Income tax effect	(1,489)	1,549	(6,638)	4,031
Other comprehensive income (loss), after tax, before reclassification adjustments	$6,736	$(5,794)	$27,679	$(15,155)
Reclassification adjustments:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$1,002	$1,229	$1,756	$3,793
Total reclassification adjustments, before tax	$1,002	$1,229	$1,756	$3,793
Income tax effect	(211)	(259)	(369)	(797)
Total reclassification adjustments, after tax	$791	$970	$1,387	$2,996
Comprehensive income (loss)	$30,474	$(7,559)	$69,713	$(1,392)

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2025	2024	2025	2024
Common stock
Balance, beginning of period	$25	$25	$25	$25
Balance, end of period	25	25	25	25
Additional paid-in capital
Balance, beginning of period	$216,877	210,886	215,851	209,986
Stock based compensation	1,455	1,441	2,481	2,341
Balance, end of period	218,332	212,327	218,332	212,327
Retained earnings
Balance, beginning of period	634,002	584,147	620,436	574,691
Net income (loss)	22,947	(2,735)	40,647	10,767
Dividends on common stock ($0.16 and $0.32 per share)	(4,079)	(4,053)	(8,141)	(8,099)
Foreign currency translation adjustment, tax impact	156	—	84	—
Balance, end of period	653,026	577,359	653,026	577,359
Accumulated other comprehensive income (loss)
Balance, beginning of period	(33,242)	(58,292)	(54,781)	(50,957)
Change in net unrealized investment gain (loss)(1)	6,965	(4,287)	27,504	(11,027)
Change in liability for underfunded employee benefit plans(1)	(572)	(572)	(1,144)	(1,144)
Foreign currency translation adjustment	1,134	35	2,706	12
Balance, end of period	(25,715)	(63,116)	(25,715)	(63,116)
Total stockholders' equity	$845,668	$726,595	$845,668	$726,595

Common stock shares outstanding
Balance, beginning of period	25,446,516	25,293,156	25,378,291	25,269,842
Stock based compensation	44,479	42,947	112,704	66,261
Balance, end of period	25,490,995	25,336,103	25,490,995	25,336,103
(1)Amount is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$40,647	$10,767
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	799	3,061
Depreciation and amortization	4,992	5,835
Stock-based compensation expense	3,699	2,711
Net investment (gains) losses	1,900	2,672
Net cash flows from equity and trading investments	—	56,381
Deferred income tax expense (benefit)	(6,370)	(9,729)
Changes in:
Accrued investment income	(523)	(609)
Premiums receivable	(61,859)	(119,730)
Deferred policy acquisition costs	(14,752)	(17,512)
Reinsurance receivables	(16,993)	(20,719)
Prepaid reinsurance premiums	5,155	(5,217)
Income taxes receivable	8,193	1,863
Other assets	14,422	12,121
Losses and loss settlement expenses	63,349	116,984
Unearned premium	78,227	84,264
Accrued expenses and other liabilities	(34,598)	1,996
Other, net	2,776	2,368
Net cash provided by (used in) operating activities	$89,064	$127,507
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$24,318	$233,999
Proceeds from call and maturity of available-for-sale investments	111,233	67,124
Proceeds from sale of other investments	6,085	6,097
Purchase of available-for-sale investments	(186,832)	(432,768)
Purchase of other investments	(29,076)	(3,216)
Net purchases and sales of property and equipment	(4,233)	(5,840)
Net cash provided by (used in) investing activities	$(78,505)	$(134,604)
Cash Flows From Financing Activities
Debt note issuance	$—	$70,000
Debt note issuance costs	—	(3,050)
Issuance of common stock	(1,218)	(370)
Payment of cash dividends	(8,141)	(8,099)
Net cash provided by (used in) financing activities	$(9,359)	$58,481

Net Change in Cash and Cash Equivalents	$1,200	$51,384
Cash and Cash Equivalents at Beginning of Period	200,949	102,046
Cash and Cash Equivalents at End of Period	$202,149	$153,430

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$16,200	$9,612
Interest paid	$4,967	$2,319

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
On July 10, 2025, the Company completed a private offering of $30 million aggregate principal of senior unsecured 9.0% Series B notes with a maturity date of May 31, 2039 ("Series B Notes"). The terms of the Series B Notes are identical to the senior unsecured notes issued on May 31, 2024, as described in Note 8 "Debt". Proceeds from the offering will be used to support anticipated growth and for general corporate purposes.

Recently Issued Accounting Standards
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of June 30, 2025 and December 31, 2024, is provided below:

June 30, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$121,660	$477	$7,077	$—	$115,060
States, municipalities and political subdivisions	290,496	527	4,445	—	286,578
Corporate	696,014	5,802	28,869	—	672,947
Residential mortgage-backed	624,896	4,169	30,555	—	598,510
Commercial mortgage-backed	139,623	1,804	69	—	141,358
Other asset-backed	138,506	896	561	—	138,841
Total Available-for-Sale Fixed Maturities	$2,011,195	$13,675	$71,576	$—	$1,953,294

December 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$126,402	$153	$9,255	$—	$117,301
States, municipalities and political subdivisions	252,936	52	5,084	—	247,904
Corporate	728,662	1,354	40,633	—	689,382
Residential mortgage-backed	623,431	864	40,884	—	583,411
Commercial mortgage-backed	102,975	624	44	—	103,554
Other asset-backed	127,125	593	940	—	126,779
Total Available-for-Sale Fixed Maturities	$1,961,531	$3,640	$96,840	$—	$1,868,331
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
June 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$106,062	$105,515
Due after one year through five years	320,649	318,454
Due after five years through 10 years	443,216	429,827
Due after 10 years	238,243	220,789
Asset-backed securities	903,025	878,709
	$2,011,195	$1,953,294
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

As of June 30, 2025, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Six months ended June 30,
	2025	2024
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$34,815	$(13,958)
Income tax effect	(7,311)	2,931
Total change in net unrealized investment gain (loss), net of tax	$27,504	$(11,027)
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.5 million as of June 30, 2025.
The following tables summarize our fixed maturity securities that were in an unrealized loss position at June 30, 2025 and December 31, 2024. The securities are presented by the length of time they have been continuously in an unrealized loss position.

June 30, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	—	$—	$—	25	$76,051	$7,077	$76,051	$7,077
States, municipalities and political subdivisions	49	64,214	733	74	139,392	3,712	203,606	4,445
Corporate	49	115,090	1,468	115	299,518	27,401	414,609	28,869
Residential mortgage-backed	47	125,225	1,717	118	143,046	28,838	268,271	30,555
Commercial mortgage-backed	5	20,441	69	—	—	—	20,441	69
Other asset-backed	12	39,603	111	3	3,548	450	43,150	561
Total Available-for-Sale	162	$364,573	$4,098	$335	$661,555	$67,478	$1,026,128	$71,576

December 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	5	$16,006	$67	28	$83,386	$9,188	$99,392	$9,255
States, municipalities and political subdivisions	67	92,003	1,159	72	135,350	3,925	227,353	5,084
Corporate	73	203,142	4,474	154	370,211	36,159	573,352	40,633
Residential mortgage-backed	79	318,810	4,549	131	151,879	36,335	470,689	40,884
Commercial mortgage-backed	4	8,198	44	—	—	—	8,198	44
Other asset-backed	14	32,645	804	2	3,915	136	36,560	940
Total Available-for-Sale	242	$670,804	$11,097	387	$744,741	$85,743	$1,415,544	$96,840

We believe that any unrealized losses on our available-for-sale fixed maturity securities at June 30, 2025 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the six months ended June 30, 2025 or the year ended December 31, 2024. The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2025 and December 31, 2024:

Commercial Mortgage Loans
	June 30, 2025	December 31, 2024
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,273	$32,499
65%-75%	8,370	8,468
Total amortized cost	$40,643	$40,967
Allowance for mortgage loan losses	(1,147)	(45)
Mortgage loans, net	$39,496	$40,922

Commercial Mortgage Loans by Region
	June 30, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,190	7.8%	$3,218	7.9%
Southern Atlantic	16,919	41.7	17,021	41.4
East South Central	7,119	17.5	7,257	17.7
New England	6,588	16.2	6,588	16.1
Middle Atlantic	2,053	5.1	2,078	5.1
Mountain	1,992	4.9	1,992	4.9
West North Central	2,782	6.8	2,813	6.9
Total mortgage loans at amortized cost	$40,643	100.0%	$40,967	100.0%

Commercial Mortgage Loans by Property Type
	June 30, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,274	20.4%	$8,362	20.4%
Office	10,442	25.6	10,615	25.9
Industrial	9,874	24.3	9,912	24.2
Retail	10,000	24.6	10,000	24.4
Mixed use/Other	2,053	5.1	2,078	5.1
Total mortgage loans at amortized cost	$40,643	100.0%	$40,967	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for mortgage loan losses is established on each loan recognizing a loss for amounts which we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of June 30, 2025.

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,133	$97	5,083	$7,671	$13,071	$34,055
3-4 internal grade	—	—	—	—	6,588	6,588
5 internal grade	—	—	—	—	—	—
6 internal grade	—	—	—	—	—	—
7 internal grade	—	—	—	—	—	—
Total commercial mortgage loans	$8,133	$97	$5,083	$7,671	$19,659	$40,643

As of June 30, 2025, the Company had a credit loss allowance of $1,147, summarized in the following rollforward:

Beginning balance, January 1, 2025	$45
Current-period provision for expected credit losses	1,106
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	(4)
Ending balance, June 30, 2025	$1,147

The increase in the credit loss allowance relates to a mortgage loan collateralized by commercial office property with declining occupancy rates. There were no other material changes in the expected credit loss reserve for the six months ended June 30, 2025. The carrying value of commercial mortgage loans excludes accrued interest of $154.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$—	$(1,382)	$(797)	$(4,045)
Allowance for credit losses	—	1	—	1
Equity securities
Net gains (losses) recognized on equity securities sold during the period	—	—	—	1,362
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	—	—	—
Net gains (losses) recognized during the reporting period on equity securities	—	—	—	1,362
Mortgage loans allowance for credit losses	(1,106)	—	(1,102)	10
Other long-term investments	104	152	143	241
Total net investment gains (losses)	$(1,002)	$(1,229)	$(1,756)	$(2,431)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sales	$—	$145,621	$24,318	$233,999
Gross realized gains	—	133	24	1,498
Gross realized losses	—	1,515	(821)	5,542

Net Investment Income

Net investment income is comprised of the following:

Investment Results
	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Investment income:
Interest on fixed maturities	21,302	$15,947	42,426	$31,107
Dividends on equity securities	—	—	—	341
Income on other long-term investments	136	623	1,929	381
Other	3,415	4,188	7,034	8,086
Total investment income	24,853	$20,758	51,389	$39,915
Less investment expenses	3,180	2,729	6,258	5,544
Net investment income	21,673	$18,029	45,131	$34,371

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $21.1 million at June 30, 2025.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

June 30, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$115,060	$29,720	$85,340	$—
States, municipalities and political subdivisions	286,578	—	286,578	—
Corporate	672,947	—	672,947	—
Residential mortgage-backed	598,510	—	598,510	—
Commercial mortgage-backed	141,358	—	141,358	—
Other asset-backed	138,841	—	138,841	—
Total Fixed Maturity, Available-for-Sale	$1,953,294	$29,720	$1,923,574	$—
Short-Term Investments	249	100	149	—
Money Market Accounts	39,092	39,092	—	—
Corporate-Owned Life Insurance	12,710	—	12,710	—
Total Assets Measured at Fair Value	$2,005,345	$68,912	$1,936,433	$—

December 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$117,301	$30,914	$86,387	$—
States, municipalities and political subdivisions	247,904	—	247,904	—
Corporate	689,382		689,382	—
Residential mortgage-backed	583,411	—	583,411	—
Commercial mortgage-backed	103,554	—	103,554	—
Other asset-backed	126,779		126,779	—
Total Fixed Maturity, Available-for-Sale	$1,868,331	$30,914	$1,837,417	$—
Short-Term Investments	100	100	—	—
Money Market Accounts	23,098	23,098	—	—
Corporate-Owned Life Insurance	13,003	—	13,003	—
Total Assets Measured at Fair Value	$1,904,532	$54,112	$1,850,420	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of June 30, 2025 and December 31, 2024 was reasonable.
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

We use a market-based approach for valuing all of our Level 2 securities and submit them primarily to a third-party valuation service provider. Any of these securities not valued by this service provider are submitted to another third-party valuation service provider. Both service providers use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally use to value our securities include the following: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for these securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
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
For the six-month period ended June 30, 2025, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
For the six-month period ended June 30, 2025, we have no Level 3 assets measured at fair value on a recurring basis.

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at June 30, 2025 and December 31, 2024 are summarized below:

June 30, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$163,057	$163,057	$—	$—	$—
Other Long Term Investments(1)	206,858	—	1,409	—	205,449
Mortgage Loans	38,204	—	—	38,204	—
Total	$408,119	$163,057	$1,409	$38,204	$205,449

Financial Liabilities:
Long Term Debt	$110,220	$—	$110,220	$—	$—
Total	$110,220	$—	$110,220	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $108.1 million as of June 30, 2025. Also included in our other long term investments on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $97.3 million at June 30, 2025.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2025 and December 31, 2024 (net of reinsurance amounts):

	June 30, 2025	December 31, 2024
Gross liability for losses and loss settlement expenses at beginning of year	$1,796,782	$1,638,755
Ceded losses and loss settlement expenses	(198,083)	(191,640)
Net liability for losses and loss settlement expenses at beginning of year	$1,598,699	$1,447,115
Losses and loss settlement expenses incurred for claims occurring during
Current year	$395,308	$745,813
Prior years	(11,880)	(1,208)
Total incurred	$383,428	$744,605
Losses and loss settlement expense payments for claims occurring during
Current year	$79,271	$186,322
Prior years	248,988	406,699
Total paid	$328,259	$593,021
Net liability for losses and loss settlement expenses at end of period	$1,653,868	$1,598,699
Ceded losses and loss settlement expenses	206,263	198,083
Gross liability for losses and loss settlement expenses at end of period	$1,860,131	$1,796,782

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

Reserve Development

The Company experienced $9.0 million and $11.9 million of favorable reserve development in net reserves for prior accident years for the three- and six-month periods ended June 30, 2025, respectively. The favorable reserve development for both the three- and six-month periods was driven in part by reductions in prior year reserves as catastrophe experience emerged better than expected. The Company experienced $5.0 million favorable non-catastrophe development in the second quarter driven by better than expected loss adjustment expense payments. Strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation was offset by improvement in the fire and allied lines, automobile, workers' compensation, and surety lines of business.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

Three months ended June 30,	2025	2024

Net periodic benefit cost
Service cost	$835	$822
Interest cost	2,396	2,478
Expected return on plan assets	(3,396)	(3,635)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(889)	$(1,059)

Six months ended June 30,	2025	2024

Net periodic benefit cost
Service cost	$1,670	$1,643
Interest cost	4,793	4,957
Expected return on plan assets	(6,793)	(7,271)
Amortization of prior service credit	(1,448)	(1,448)
Net periodic benefit cost	$(1,778)	$(2,118)

A portion of the prior service cost component of net periodic pension benefit costs are capitalized and amortized on a straight-line basis as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" within the Consolidated Statements of Income. The portion not related to the compensation and the other components of net periodic pension benefit costs are included in "Other underwriting expenses" within the Consolidated Statements of Income.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 that we are not required to make a contribution to the pension plan during 2025. See our 2024 Annual Report on Form 10-K, Item 8, Note 8 "Employee Benefits" for information on our retirement benefits.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

At June 30, 2025, there were 950,245 authorized shares remaining available for future issuance pursuant to the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six months ended June 30, 2025
Beginning balance	1,335,589
Additional shares authorized	—
Number of awards granted	(376,822)
Number of awards forfeited or expired	61,980
Performance-based adjustments	(70,502)
Ending balance	950,245
Number of option awards exercised	—
Number of restricted awards vested and issued	77,327

Non-Qualified Non-Employee Director Stock Plan
At June 30, 2025, the Company had 37,210 authorized shares available for future issuance pursuant to the United Fire Group, Inc. Non-Employee Director Stock Plan (the "Director Stock Plan"). The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Six months ended June 30, 2025
Beginning balance	71,410
Additional authorization	—
Number of awards granted	(34,200)
Number of awards forfeited or expired	—
Ending balance	37,210
Number of option awards exercised
Number of restricted awards vested and issued	32,190

Stock-Based Compensation Expense

For the three-month periods ended June 30, 2025 and 2024, the Company recognized stock-based compensation expense of $1,942 and $1,555, respectively.

As of June 30, 2025, we had $13,447 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2025 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2025	$4,049
2026	6,070
2027	2,987
2028	341
Total	$13,447
NOTE 7. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three- and six-month periods ended June 30, 2025 and 2024:

	Three months ended June 30,
(In thousands, except share and per share data)	2025		2024
	Basic	Diluted	Basic	Diluted
Net income (loss)	$22,947	$22,947	$(2,735)	$(2,735)
Weighted-average common shares outstanding	25,471,114	25,471,114	25,314,456	25,314,456
Add dilutive effect of restricted stock unit awards		918,428		—
Add dilutive effect of stock options		1,118		—
Weighted-average common shares outstanding	25,471,114	26,390,660	25,314,456	25,314,456
Earnings (loss) per common share	$0.90	$0.87	$(0.11)	$(0.11)
Awards excluded from diluted earnings per share calculation(1)		200,051		662,378
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

	Six months ended June 30,
(In thousands, except share and per share data)	2025		2024
	Basic	Diluted	Basic	Diluted
Net income (loss)	$40,647	$40,647	$10,767	$10,767
Weighted-average common shares outstanding	25,431,418	25,431,418	25,294,698	25,294,698
Add dilutive effect of restricted stock unit awards		918,428		599,982
Add dilutive effect of stock options		967		801
Weighted-average common shares outstanding	25,431,418	26,350,813	25,294,698	25,895,481
Earnings (loss) per common share	$1.60	$1.54	$0.43	$0.42
Awards excluded from diluted earnings per share calculation(1)		200,051		662,378
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

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the UF&C Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the six-month period ended June 30, 2025, interest expense totaled $1,719. Payment of interest is subject to approval by the Iowa Insurance Division.

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
Interest payments will be paid quarterly on February 28, May 31, August 31 and November 30 of each year. Costs incurred in the issuance of debt of $3,050 were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long term debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income. For the six-month period ended June 30, 2025, interest expense totaled $3,248.
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
As of June 30, 2025, we were in compliance with all covenants.
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

Membership in FHLB Des Moines provides UF&C with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, UF&C has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of June 30, 2025, UF&C has FHLB Des Moines borrowing capacity up to $499.6 million if an immediate liquidity need would arise. UF&C had no outstanding balance as of June 30, 2025 and December 31, 2024 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended June 30, 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of March 31, 2025	(51,702)	17,088	$1,372	$(33,242)
Change in accumulated other comprehensive income (loss) before reclassifications	6,174	(572)	1,134	6,736
Reclassification adjustments from accumulated other comprehensive income (loss)	791	—	—	791
Balance as of June 30, 2025	$(44,737)	$16,516	$2,506	$(25,715)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month period ended June 30, 2025:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs(1)	adjustment	Total
Balance as of January 1, 2025	(72,241)	17,660	(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	26,117	(1,144)	2,706	27,679
Reclassification adjustments from accumulated other comprehensive income (loss)	1,387	—	—	1,387
Balance as of June 30, 2025	$(44,737)	$16,516	$2,506	$(25,715)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 10. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. As of June 30, 2025, we have leases with remaining terms of one year to six years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of June 30, 2025, the Company is the lessor for five lease agreements related to office space and parking. The terms of the leases vary depending on the property and range from two years to eight years, which may include options for renewal or to extend the lease terms. Lessor income and sublease income are included in net income in the statement of comprehensive income.
The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Components of lease expense:
Operating lease expense	$2,276	$2,354	$4,570	$4,754
Less lessor income	143	145	287	291
Less sublease income	133	133	266	266
Net lease expense	$2,000	$2,076	4,017	4,197

Cash flows information related to leases:
Operating cash outflow from operating leases	$2,018	$2,080	4,052	4,184

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 11. REINSURANCE
The following table provides a roll-forward of the allowance for credit losses in our reinsurance recoverable balance at June 30, 2025:

Rollforward of credit loss allowance for reinsurance receivables:
As of
June 30, 2025
Beginning balance, January 1, 2025	$103
Current period provision for expected credit losses	30
Ending balance of the allowance for reinsurance receivables, June 30, 2025	$133
For additional information, refer to Note 4 "Reinsurance" to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

NOTE 12. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Current	$10,564	$3,434	$16,779	$11,475
Deferred	(4,309)	(4,468)	(6,370)	(9,728)
Income tax expense (benefit)	$6,255	$(1,035)	$10,409	$1,747
Our effective tax rate for the three- and six-month periods ended June 30, 2025 and 2024 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income, state income taxes and interest on a federal tax refund.
As of June 30, 2025 and 2024, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.
For each of the six-month periods ended June 30, 2025 and 2024, we made payments for income taxes totaling $16,200 and $9,612, respectively. For the six-month periods ended June 30, 2025 and 2024, we received a federal tax refund of $9,283 and $0, respectively. Interest on the federal tax refund of $1,392 was also received in the second quarter of 2025.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2018 and prior.
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the "Tax Act") was signed into law, which includes both tax and non-tax provisions. Changes in tax law are recorded in the period of enactment. The changes resulting from the tax provisions in the Tax Act are not expected to have a material impact on the Company's financial statements.

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

Products and Lines of Business
Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance, with the last exposures related to this business expected to lapse by 2025. As of June 30, 2025, minimal exposure from the direct personal lines of business remains.
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

Lloyd's of London ("Lloyds") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary, McIntyre Cedar Corporate Member LLP. Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in Syndicate 1492, Syndicate 1729, Syndicate 1969, Syndicate 1971, Syndicate 4747, Syndicate 2988, Syndicate 1699, Syndicate 5623, Syndicate 2358, Syndicate 1955 and Syndicate 1609. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support participation in these syndicates.

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

Geographic Concentration

For the six-month period ended June 30, 2025, approximately 48.2 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.

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

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three- and six-month periods ended June 30, 2025 and 2024, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
FINANCIAL HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except ratios)	2025	2024	2025	2024
Revenues
Net premiums earned	$314,802	$287,569	$623,213	$568,428
Net investment income	21,673	18,029	45,131	34,371
Net investment gains (losses)	(1,002)	(1,229)	(1,756)	(2,431)
Other income (loss)	—	(3,200)	—	(3,200)
Total revenues	$335,473	$301,169	$666,588	$597,168

Benefits, Losses and Expenses
Losses and loss settlement expenses	$193,732	$201,325	$383,428	$380,971
Amortization of deferred policy acquisition costs	74,413	67,389	151,767	133,079
Other underwriting expenses	35,307	34,613	74,893	67,078
Interest expense	2,484	1,460	4,967	2,319
Other non-underwriting expenses	335	152	477	1,207
Total benefits, losses and expenses	$306,271	$304,939	$615,532	$584,654

Income (loss) before income taxes	$29,202	$(3,770)	$51,056	$12,514
Income tax expense (benefit)	6,255	(1,035)	10,409	1,747
Net income (loss)	$22,947	$(2,735)	$40,647	$10,767

Combined ratio:
Net loss ratio	61.5%	70.1%	61.5%	67.0%
Underwriting expense ratio	34.9	35.5	36.4	35.2
Combined ratio	96.4%	105.6%	97.9%	102.2%

Additional ratios(1):
Net loss ratio	61.5%	70.1%	61.5%	67.0%
Catastrophes	5.5	11.2	5.3	7.9
Reserve development	(1.6)	—	(0.8)	—
Underlying loss ratio (non-GAAP)	57.6%	58.9%	57.0%	59.1%
Underwriting expense ratio	34.9%	35.5%	36.4%	35.2%
Underlying combined ratio (non-GAAP)	92.5%	94.4%	93.4%	94.3%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three- and six-month periods ended June 30, 2025 and 2024.

	Three months ended June 30,			Six months ended June 30,
(In Thousands)	2025	2024	%	2025	2024	%
Direct written premium	$362,103	$321,059	12.8%	$694,030	$605,557	14.6%
Assumed written premium	49,887	48,354	3.2	103,877	115,300	(9.9)
Ceded written premium	(39,106)	(43,294)	(9.7)	(89,647)	(73,467)	22.0
Net written premium	$372,884	$326,119	14.3%	$708,260	$647,390	9.4%
See "Premiums" below for a description of the changes in premiums for the periods presented.
Revenues
Premiums
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the three- and six-month periods ended June 30, 2025 and 2024.

	Three months ended June 30,			Six months ended June 30,
(In Thousands)	2025	2024	%	2025	2024	%
Direct earned premium	312,204	272,317	14.6%	612,781	532,167	15.1%
Assumed earned premium	46,747	50,282	(7.0)%	104,257	104,541	(0.3)%
Ceded earned premium	(44,149)	(35,030)	26.0%	(93,825)	(68,280)	37.4%
Net earned premium	$314,802	$287,569	9.5%	$623,213	$568,428	9.6%
Direct Premiums
Direct premiums are the total policy premiums, net of cancellations, associated with policies issued and underwritten by the Company. Direct premiums increased $39.9 million and $80.6 million in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024 primarily due to growth in our core commercial lines resulting from substantial new business production and increased retention.
Assumed Premiums
Assumed premiums are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Assumed premiums decreased $3.5 million and $0.3 million in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024 due to targeted management actions of exiting certain reinsurance programs.

Ceded Premiums
Ceded premiums are the portion of direct premiums that we cede to our reinsurers under our reinsurance contracts. Ceded premiums increased $9.1 million and $25.5 million in the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024 due primarily to growth in the subject premium base and ceded reinsurance premium adjustments.
Net Investment Income

Net investment income was $21.7 million for the second quarter of 2025, an increase of $3.6 million compared to the same period in 2024. The increase was primarily from our fixed income portfolio increase of $5.4 million due to portfolio management actions taken during the year ended December 31, 2024 and investing at higher interest rates, offset by lower income on cash and cash equivalents and other long-term investments.

Net investment income was $45.1 million for the six-month period ended June 30, 2025, an increase of $10.8 million compared to the same period in 2024. The increase was primarily from the fixed income portfolio increase of $11.3 million due to portfolio management actions taken during the year ended December 31, 2024, as described above, and other long-term investments, offset by lower income on cash and cash equivalents.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $1.0 million and $1.8 million for the three- and six-month periods ended June 30, 2025, respectively, as compared to net investment losses of $1.2 million and $2.4 million for the same periods in 2024. The primary reason for the change relates to portfolio management actions taken during the year ended December 31, 2024, as described above, and an increase in the allowance for credit losses related to mortgage loans.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following is a summary of losses and loss settlement expenses for the three- and six-month periods ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$181,349	$169,210	$355,673	$336,090
Impact of catastrophes, including prior year reserve development	17,424	32,156	32,845	44,959
Impact of non-catastrophe prior year reserve development	(5,041)	(41)	(5,090)	(78)
Loss and loss settlement expenses	$193,732	$201,325	$383,428	$380,971

Net loss ratio	61.5%	70.1%	61.5%	67.0%

For the three-month period ended June 30, 2025, our loss and loss settlement expenses were $7.6 million, or 3.8%, lower than the same period in 2024, and our net loss ratio improved 8.6 points compared to the same period in 2024. This was driven by improvement in the underlying loss ratio, $5.0 million of non-catastrophe prior year improvement, and a catastrophe ratio below the five-year historical average. The underlying loss ratio improvement was driven by rate achievement and continued favorable frequency in most major lines.

For the six-month period ended June 30, 2025, our loss and loss settlement expenses were $2.5 million, or 0.6%, higher than the same period in 2024, and our net loss ratio improved 5.5 points compared to the same period in 2024. This was driven by improvement in the underlying loss ratio, $5.1 million of non-catastrophe prior year improvement, and a catastrophe ratio below the five-year historical average. The underlying loss ratio improvement was driven by rate achievement and continued favorable frequency in most major lines.

The Company experienced favorable reserve development of $5.0 million and $5.1 million, excluding catastrophe losses, for prior accident years during the three- and six-month periods ended June 30, 2025, respectively, driven by reactions to better than expected loss adjustment expense payments. Adverse development in commercial other liability reflects the Company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity. This was offset by improvement in several other core commercial lines. Favorable development in fire and allied lines is driven by favorable emergence in recent accident years.
In the three- and six-month periods ended June 30, 2025, our pre-tax catastrophe losses were $17.4 million and $32.8 million, respectively, a decrease of $14.7 million and $12.1 million, respectively, compared to the same periods in 2024. Our catastrophe losses included 20 new events in the second quarter of 2025. Catastrophe losses in the three- and six-month periods ended June 30, 2025 added 5.5 and 5.3 points to the combined ratio, respectively, which is below our five-year historical average.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Deferred policy acquisition costs asset, beginning of period	$151,850	$135,210	$147,224	$126,532
Underwriting costs deferred	83,900	76,223	165,402	150,591
Amortization of deferred policy acquisition costs(1)	(73,775)	(67,389)	(150,516)	(133,079)
Deferred policy acquisition costs asset, end of period	$161,976	$144,044	$161,976	$144,044
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business.
DAC is amortized over the period the related premiums are earned. Amortization increased for the three- and six-month periods ended June 30, 2025, primarily reflecting an increase in deferred underwriting costs aligned with our continued premium expansion.

Net Loss Ratios by Line

The following tables display our net loss ratio for the three- and six-month periods ended June 30, 2025:

Three months ended June 30,	2025			2024
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$93,118	$73,305	78.7%	$84,926	$70,702	83.3%
Fire and allied lines	66,522	33,043	49.7	63,643	39,402	61.9
Automobile	69,147	40,024	57.9	57,690	44,790	77.6
Workers' compensation	15,259	8,555	56.1	13,515	8,402	62.2
Fidelity and surety	15,464	5,575	36.1	13,944	6,632	47.6
Other	2,975	2,032	68.3	2,172	946	43.6
Total commercial lines	$262,485	$162,534	61.9%	$235,890	$170,874	72.4%

Personal lines
Fire and allied lines	$3,405	$1,134	33.3%	$2,748	$1,206	43.9
Automobile	362	232	64.1%	243	106	43.6
Other	1	(8)	NM	3	(15)	NM
Total personal lines	$3,768	$1,358	36.0%	$2,994	$1,297	43.3%
Reinsurance assumed(1)	$48,549	$29,840	61.5%	$48,685	$29,154	59.9%
Total	$314,802	$193,732	61.5%	$287,569	$201,325	70.1%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.

Six months ended June 30,	2025			2024
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$182,257	$133,548	73.3%	$165,323	$132,499	80.1%
Fire and allied lines	128,942	65,063	50.5	126,053	75,180	59.6
Automobile	133,502	82,825	62.0	114,199	87,410	76.5
Workers' compensation	29,416	18,312	62.3	25,942	14,661	56.5
Fidelity & Surety	31,195	9,950	31.9	28,848	10,193	35.3
Miscellaneous	6,395	4,092	64.0	3,739	2,012	53.8
Total commercial lines	$511,707	$313,790	61.3%	$464,104	$321,955	69.4%

Personal lines
Fire and allied lines	$4,665	$1,903	40.8%	$7,643	$4,968	65.0%
Automobile	1,158	740	63.9	243	110	45.3
Miscellaneous	2	(41)	NM	6	23	NM
Total personal lines	$5,825	$2,602	44.7%	$7,892	$5,101	64.6%
Reinsurance assumed(1)	$105,681	$67,036	63.4%	$96,432	$53,915	55.9%
Total	$623,213	$383,428	61.5%	$568,428	$380,971	67.0%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.

Commercial Lines
The net loss ratio in our commercial lines of business was 61.9% for the second quarter of 2025, compared to 72.4% for the second quarter of 2024. This result was driven by improvement in the underlying loss ratio, favorable catastrophe experience, and favorable reserve development.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 4.6 and 6.8 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. For the three-month period, the result was driven by less prior year development in 2025 (15%) compared to 2024 (19%). For the six-month period, the result is driven by both improvement in the underlying loss ratio and less prior year development compared with 2024.

Commercial Fire and Allied Lines
The net loss ratio improved 12.2 and 9.1 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. For both the three- and six-month periods, the result was driven by stronger favorable prior year development in 2025 compared to 2024, coupled with a favorable catastrophe result.

Commercial Automobile
The net loss ratio improved 19.7 and 14.5 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. This was driven in part by consistent pricing increases throughout 2024 and continued favorable frequency trends associated with more restrictive underwriting guidelines and exposure appetite.

Workers' Compensation
The net loss ratio improved 6.1 and deteriorated 5.8 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. The three-month improvement was driven by prior period favorable development in 2025. The six-month improvement also resulted from favorable development in 2025 in excess of 2024, but that improvement was more than offset by a higher underlying loss ratio. Small volume in this line creates additional volatility in quarterly loss ratios.

Fidelity and Surety
The net loss ratio improved 11.5 and 3.4 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The change in loss ratio was driven by an improved underlying loss ratio for both the three- and six-month periods. For the six-month period, the result was partially offset by less favorable prior year development in 2025 compared to 2024.

Personal Lines
The net loss ratio improved 7.3 and 19.9 points in the three- and six-month periods ended June 30, 2025, respectively, compared to 2024. For both the three- and six-month periods, the result was driven by prior year improvement in proportional assumed reinsurance for homeowners multi-peril coverage included in personal fire and allied lines. For the six-month period, the result was partially offset by catastrophe losses related to the California wildfires.

Reinsurance Assumed
The net loss ratio deteriorated 1.6 and 7.5 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. The change from 2024 was driven by the underlying loss ratio and less favorable prior year development. For the six-month period, 2025 saw some adverse prior year development compared to modest improvement in 2024.
Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Amortization of deferred policy acquisition costs	$74,413	$67,389	$151,767	$133,079
Other underwriting expenses	35,307	34,613	74,893	67,078
Underwriting expenses	$109,720	$102,002	$226,660	$200,157

Net earned premium	314,802	287,569	623,213	568,428
Expense ratio(1)	34.9%	35.5%	36.4%	35.2%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The expense ratio decreased 0.6 points and increased 1.2 points in the three- and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. The decrease in the second quarter of 2025, compared to the same period in 2024, was mainly driven by scale benefits of growth. The increase in the six-month period ended June 30, 2025, compared to the same period in 2024, was driven by non-recurring expenses associated with the final stages of development of a new policy administrative system in the first quarter and scale benefits of growth.

Interest Expenses
The following is a summary of interest expense:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Interest paid	$2,484	$1,460	$4,967	$2,319
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020 and $70.0 million of senior unsecured notes issued in May 2024. Interest expense increased in 2025 due to the issuance of the senior unsecured notes in May 2024. Refer to Note 8 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Income (loss) before income taxes	$29,202	$(3,770)	$51,056	$12,514
Income tax expense (benefit)	6,255	(1,035)	10,409	1,747
Effective tax rate(1)	21.4%	27.5%	20.4%	14.0%
(1)The effective tax rate is calculated by dividing "Income tax expense (benefit)" by "Income (loss) before income taxes."

The consolidated effective tax rate was 21.4 percent and 20.4 percent for the three- and six-month periods ended June 30, 2025, respectively. Our effective tax rate for the three- and six-month periods ended June 30, 2025 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income, state income taxes and interest on a federal tax refund.
Refer to Note 12 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating earnings:

Net Income Reconciliation
	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2025	2024	2025	2024
Income statement data
Net income (loss)	$22,947	$(2,735)	$40,647	$10,767
Less: Net investment gains (losses), after-tax	(792)	(971)	(1,387)	(1,921)
Adjusted operating income (loss)	$23,739	$(1,764)	$42,034	$12,688

Adjusted operating income increased in the second quarter of 2025, primarily due to an increase in net earned premium of $27.2 million combined with the underlying loss ratio improvement of 1.3 points to 57.6%, catastrophe loss ratio improvement of 5.7 points to 5.5% and favorable prior year reserve development, excluding catastrophe losses, of 1.6 points. In addition, net investment income increased by $3.6 million, driven by portfolio repositioning in 2024. The underwriting expense ratio improved 0.6 points to 34.9%.

Adjusted operating income increased in the six-month period ended June 30, 2025, compared to the same period in 2024, primarily due to an increase in net earned premium of $54.8 million combined with an underlying loss ratio improvement of 2.1 points to 57.0%, catastrophe loss ratio improvement of 2.6 points to 5.3% and favorable prior year reserve development, excluding catastrophe losses, of 0.8 points. In addition, net investment income increased by $10.8 million, driven by portfolio repositioning in 2024. The underwriting expense ratio increased 1.2 points to 36.4%.
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

Investment Portfolio

Our invested assets totaled $2.2 billion at June 30, 2025, compared to $2.1 billion at December 31, 2024, an increase of $107 million. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at June 30, 2025 is presented at carrying value in the following table:

	Carrying	Percent
(In thousands, except ratios)	Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$115,060	5.0%
States, municipalities, and political subdivisions	286,578	13.0
Corporate	672,947	32.0
Residential mortgage-backed	598,510	27.0
Commercial mortgage-backed	141,358	6.0
Other asset-backed	138,841	6.0
Total Fixed maturities, available for sale	1,953,294	89.0
Mortgage loans	39,496	2.0
Other long-term investments(2)	206,858	9.0
Short-term investments	249	—
Total	$2,199,897	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the Syndicate results which include the fair value of the investments. Starting in the fourth quarter of 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $108.1 million as of June 30, 2025.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at June 30, 2025 and December 31, 2024. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	June 30, 2025		December 31, 2024
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$561,626	28.8%	$1,013,702	54.3%
AA	791,351	40.5	243,353	13.0
A	385,820	19.8	373,208	20.0
Baa/BBB	202,178	10.3	233,523	12.5
Other/Not Rated	12,319	0.6	4,545	0.2
	$1,953,294	100.0%	$1,868,331	100.0%

As of June 30, 2025 and December 31, 2024, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.12 years at June 30, 2025 compared to 4.22 years at December 31, 2024. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of June 30, 2025, net unrealized investment losses, after tax, totaled $44.7 million compared to net unrealized losses, after tax, of $72.2 million as of December 31, 2024. The net unrealized investment loss position improved from December 31, 2024 due to the decrease in bond market interest rates during the second quarter of 2025.
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

At June 30, 2025, our fixed maturity watch list included five fixed maturity securities in an unrealized loss position with an amortized cost of $13.2 million, no allowance for credit losses, unrealized losses of $0.7 million and a fair value of $12.5 million.

At June 30, 2025, our mortgage loan watch list included one commercial mortgage loan in an unrealized loss position with an amortized cost of $6.6 million, $1.1 million allowance for credit losses, unrealized loss of $0.9 million and a fair value of $5.7 million.
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

The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2025 and 2024:

Cash Flow Summary	Six months ended June 30,
(In thousands)	2025	2024
Cash provided by (used in)
Operating activities	$89,064	$127,507
Investing activities	(78,505)	(134,604)
Financing activities	(9,359)	58,481
Net change in cash and cash equivalents	$1,200	$51,384
Our cash flows were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2025 and 2024 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed.
At June 30, 2025, our cash and cash equivalents included $39.1 million related to money market accounts, compared to $23.1 million at December 31, 2024.
Operating Activities

Net cash flows provided by operating activities were $89.1 million and $127.5 million for the six-month periods ended June 30, 2025 and 2024, respectively. For the six-month period ended June 30, 2025, the net operating cash inflows were driven by premium and investment income offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $473.7 million, or 24.3 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $78.5 million for the six-month period ended June 30, 2025, compared to net cash flows used in investing activities of $134.6 million for the six-month period ended June 30, 2024. For the six-month periods ended June 30, 2025 and 2024, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $141.6 million and $307.2 million, respectively. Our cash outflows for investment purchases were $215.9 million for the six-month period ended June 30, 2025, compared to $436.0 million for the same period of 2024.
Financing Activities
Net cash flows used in financing activities were $9.4 million for the six-month period ended June 30, 2025, compared to $58.5 million provided by financing activities in the six-month period ended June 30, 2024. The decrease of $67.8 million in net cash flows from financing activities was a result of our successful completion of a $70 million private placement offering of senior unsecured notes completed in the second quarter of 2024.
Commitments for Capital Expenditures
Credit Facilities

In December 2023, UF&C became a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances

Agreement"). As of June 30, 2025, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $8.1 million in each of the six-month periods ended June 30, 2025 and 2024. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2025, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $53 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting the cash obligations of UFG.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $21.1 million at June 30, 2025.
Stockholders' Equity
Stockholders' equity increased to $845.7 million at June 30, 2025, from $781.5 million at December 31, 2024. The Company's book value per share was $33.18, which is an increase of $2.38 per share, or 7.7 percent, from December 31, 2024. The increase is primarily attributable to net income of $40.6 million and reduction in net unrealized losses of $27.5 million on fixed maturity securities, slightly offset by shareholder dividends of $8.1 million during the first six months of 2025.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the six-month period ended June 30, 2025 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended June 30, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Based on our evaluation, no such change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended June 30, 2025 has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2025 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The Company did not repurchase any shares of our common stock during the three-month period ended June 30, 2025. At June 30, 2025, we remain authorized to purchase up to one million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the second quarter of 2025, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024; (ii) Consolidated Statements of Income (unaudited) for the three- and six-month periods ended June 30 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three- and six-month periods ended June 30, 2025 and 2024; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and six-month periods ended June 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

August 6, 2025	August 6, 2025
(Date)	(Date)