Form 10-Q
period 2025-09-30
UNITED FIRE GROUP INC
filed 2025-11-05
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

As of November 3, 2025, 25,514,329 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2025

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $2,054,127 in 2025 and $1,961,531 in 2024)	$2,016,366	$1,868,331
Mortgage loans (net of allowance for credit loss of $1,147 in 2025 and $45 in 2024)	39,333	40,922
Other long-term investments	215,363	183,741
Short-term investments	—	100
Total investments	2,271,062	2,093,094
Cash and cash equivalents	233,737	200,949
Accrued investment income	15,926	15,795
Premiums receivable (net of allowance for doubtful accounts of $1,949 in 2025 and $1,604 in 2024)	520,838	450,801
Deferred policy acquisition costs	164,446	147,224
Property and equipment, at cost (less accumulated depreciation of $82,847 in 2025 and $75,866 in 2024)	134,698	136,021
Reinsurance receivables (net of allowance for credit losses of $121 in 2025 and $103 in 2024)	233,132	230,828
Prepaid reinsurance premiums	32,334	44,892
Intangible assets	3,374	3,906
Deferred tax asset	16,603	23,018
Income taxes receivable	2,691	14,181
Other assets	125,071	127,760
Total assets	$3,753,912	$3,488,469
Liabilities
Losses and loss settlement expenses	$1,882,067	$1,796,782
Unearned premium	691,429	621,448
Accrued expenses and other liabilities	135,577	171,649
Long term debt	146,128	117,059
Total liabilities	$2,855,201	$2,706,938
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,514,329 and 25,378,291 shares issued and outstanding in 2025 and 2024, respectively	$25	$25
Additional paid-in capital	221,633	215,851
Retained earnings	688,050	620,436
Accumulated other comprehensive income (loss), net of tax	(10,997)	(54,781)
Total stockholders' equity	$898,711	$781,531
Total liabilities and stockholders' equity	$3,753,912	$3,488,469

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2025	2024	2025	2024
Revenues
Net earned premium	$328,431	$300,185	$951,644	$868,613
Net investment income	25,992	24,459	71,123	58,830
Net investment gains (losses)	(405)	(1,680)	(2,161)	(4,111)
Other income (loss)	—	—	—	(3,200)
Total revenues	$354,018	$322,964	$1,020,606	$920,132
Benefits, Losses and Expenses
Losses and loss settlement expenses	$188,180	$187,148	$571,608	$568,119
Amortization of deferred policy acquisition costs	81,513	71,425	233,280	204,504
Other underwriting expenses	32,124	36,454	107,017	103,532
Interest expense	3,118	2,481	8,085	4,800
Other non-underwriting expenses	407	481	884	1,688
Total benefits, losses and expenses	$305,342	$297,989	$920,874	$882,643
Income (loss) before income taxes	$48,676	$24,975	$99,732	$37,489
Income tax expense (benefit)	9,486	5,227	19,895	6,974
Net Income (loss)	$39,190	$19,748	$79,837	$30,515

Earnings (loss) per common share:
Basic	$1.54	$0.78	$3.14	$1.21
Diluted	1.49	0.76	3.03	1.18

Weighted average common shares outstanding:
Basic	25,501,551	25,337,147	25,455,052	25,308,951
Diluted	26,367,501	25,912,313	26,311,815	25,884,623

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2025	2024	2025	2024
Net Income (loss)	$39,190	$19,748	$79,837	$30,515
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$20,136	$51,745	$53,195	$33,995
Change in net benefit asset plans and obligations	(724)	(724)	(2,172)	(2,172)
Foreign currency translation adjustment	(462)	853	2,244	865
Other comprehensive income (loss), before tax and reclassification adjustments	$18,950	$51,874	$53,267	$32,688
Income tax effect	(4,552)	(10,714)	(11,190)	(6,683)
Other comprehensive income (loss), after tax, before reclassification adjustments	$14,398	$41,160	$42,077	$26,005
Reclassification adjustments:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$405	$1,680	$2,161	$5,473
Total reclassification adjustments, before tax	$405	$1,680	$2,161	$5,473
Income tax effect	(85)	(352)	(454)	(1,149)
Total reclassification adjustments, after tax	$320	$1,328	$1,707	$4,324
Comprehensive income (loss)	$53,908	$62,236	$123,621	$60,844

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2025	2024	2025	2024
Common stock
Balance, beginning of period	$25	$25	$25	$25
Balance, end of period	25	25	25	25
Additional paid-in capital
Balance, beginning of period	$218,332	212,327	215,851	209,986
Stock based compensation	3,301	1,047	5,782	3,388
Balance, end of period	221,633	213,374	221,633	213,374
Retained earnings
Balance, beginning of period	653,026	577,359	620,436	574,691
Net income (loss)	39,190	19,748	79,837	30,515
Dividends on common stock ($0.16 and $0.48 per share)	(4,082)	(4,055)	(12,223)	(12,154)
Foreign currency translation adjustment, tax impact	(84)	—	—	—
Balance, end of period	688,050	593,052	688,050	593,052
Accumulated other comprehensive income (loss)
Balance, beginning of period	(25,715)	(63,116)	(54,781)	(50,957)
Change in net unrealized investment gain (loss)(1)	16,223	42,207	43,727	31,180
Change in liability for underfunded employee benefit plans(1)	(572)	(572)	(1,716)	(1,716)
Foreign currency translation adjustment	(933)	853	1,773	865
Balance, end of period	(10,997)	(20,628)	(10,997)	(20,628)
Total stockholders' equity	$898,711	$785,823	$898,711	$785,823

Common stock shares outstanding
Balance, beginning of period	25,490,995	25,336,103	25,378,291	25,269,842
Stock based compensation	23,334	5,145	136,038	71,406
Balance, end of period	25,514,329	25,341,248	25,514,329	25,341,248
(1)Amount is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$79,837	$30,515
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	1,145	3,921
Depreciation and amortization	7,813	8,377
Stock-based compensation expense	6,015	3,798
Net investment (gains) losses	2,509	4,403
Net cash flows from equity and trading investments	—	56,381
Deferred income tax expense (benefit)	(5,229)	(8,611)
Changes in:
Accrued investment income	(131)	(135)
Premiums receivable	(70,037)	(144,092)
Deferred policy acquisition costs	(17,222)	(22,506)
Reinsurance receivables	(2,304)	(26,773)
Prepaid reinsurance premiums	12,558	(14,331)
Income taxes receivable	11,490	4,872
Other assets	2,606	7,670
Losses and loss settlement expenses	85,285	156,186
Unearned premium	69,981	100,655
Accrued expenses and other liabilities	(38,244)	23,840
Other, net	3,839	(159)
Net cash provided by (used in) operating activities	$149,911	$184,011
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$119,943	$397,379
Proceeds from call and maturity of available-for-sale investments	177,381	136,227
Proceeds from sale of other investments	7,843	7,613
Purchase of available-for-sale investments	(392,486)	(671,083)
Purchase of other investments	(40,459)	(4,278)
Net purchases and sales of property and equipment	(5,791)	(8,930)
Net cash provided by (used in) investing activities	$(133,569)	$(143,072)
Cash Flows From Financing Activities
Debt note issuance	$30,000	$70,000
Debt note issuance costs	(1,098)	(3,050)
Issuance of common stock	(233)	(410)
Payment of cash dividends	(12,223)	(12,154)
Net cash provided by (used in) financing activities	$16,446	$54,386

Net Change in Cash and Cash Equivalents	$32,788	$95,325
Cash and Cash Equivalents at Beginning of Period	200,949	102,046
Cash and Cash Equivalents at End of Period	$233,737	$197,371

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$27,800	$10,712
Interest paid	$8,085	$4,800

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
Recently Issued Accounting Standards
Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis, and retrospective application is permitted. We are in the process of assessing its impact on our disclosures upon adoption.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, presented on a consolidated basis, as of September 30, 2025 and December 31, 2024, is provided below:

September 30, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$109,416	$468	$6,252	$—	$103,632
States, municipalities and political subdivisions	249,977	1,653	1,914	—	249,716
Corporate	743,936	8,964	24,450	—	728,450
Residential mortgage-backed	649,677	7,308	26,613	—	630,372
Commercial mortgage-backed	143,857	2,407	10	—	146,254
Other asset-backed	157,264	1,212	534	—	157,942
Total Available-for-Sale Fixed Maturities	$2,054,127	$22,012	$59,773	$—	$2,016,366

December 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$126,402	$153	$9,255	$—	$117,301
States, municipalities and political subdivisions	252,936	52	5,084	—	247,904
Corporate	728,662	1,354	40,633	—	689,382
Residential mortgage-backed	623,431	864	40,884	—	583,411
Commercial mortgage-backed	102,975	624	44	—	103,554
Other asset-backed	127,125	593	940	—	126,779
Total Available-for-Sale Fixed Maturities	$1,961,531	$3,640	$96,840	$—	$1,868,331
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
September 30, 2025	Amortized Cost	Fair Value
Due in one year or less	$70,764	$70,531
Due after one year through five years	288,363	287,062
Due after five years through 10 years	483,535	476,760
Due after 10 years	260,667	247,445
Asset-backed securities	950,798	934,568
	$2,054,127	$2,016,366
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
•The financial condition and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal based upon the issuer's financial strength);
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

As of September 30, 2025, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Nine months ended September 30,
	2025	2024
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$55,356	$39,468
Income tax effect	(11,629)	(8,288)
Total change in net unrealized investment gain (loss), net of tax	$43,727	$31,180
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.1 million as of September 30, 2025.
The following tables summarize our fixed maturity securities that were in an unrealized loss position at September 30, 2025 and December 31, 2024. The securities are presented by the length of time they have been continuously in an unrealized loss position.

September 30, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	1	$900	$1	24	$74,062	$6,251	$74,962	$6,252
States, municipalities and political subdivisions	30	39,700	241	56	111,261	1,673	150,961	1,914
Corporate	44	125,943	580	92	248,875	23,870	374,818	24,450
Residential mortgage-backed	29	83,281	463	103	153,709	26,150	236,990	26,613
Commercial mortgage-backed	1	5,481	10	—	—	—	5,481	10
Other asset-backed	6	20,819	104	3	3,389	430	24,208	534
Total Available-for-Sale	111	$276,124	$1,399	$278	$591,296	$58,374	$867,420	$59,773

December 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	5	$16,006	$67	28	$83,386	$9,188	$99,392	$9,255
States, municipalities and political subdivisions	67	92,003	1,159	72	135,350	3,925	227,353	5,084
Corporate	73	203,142	4,474	154	370,211	36,159	573,352	40,633
Residential mortgage-backed	79	318,810	4,549	131	151,879	36,335	470,689	40,884
Commercial mortgage-backed	4	8,198	44	—	—	—	8,198	44
Other asset-backed	14	32,645	804	2	3,915	136	36,560	940
Total Available-for-Sale	242	$670,804	$11,097	387	$744,741	$85,743	$1,415,544	$96,840

We believe that any unrealized losses on our available-for-sale fixed maturity securities at September 30, 2025 are temporary based upon our current analysis of the issuers of the securities we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the nine months ended September 30, 2025 or the year ended December 31, 2024. The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2025 and December 31, 2024:

Commercial Mortgage Loans
	September 30, 2025	December 31, 2024
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$32,160	$32,499
65%-75%	8,320	8,468
Total amortized cost	$40,480	$40,967
Allowance for mortgage loan losses	(1,147)	(45)
Mortgage loans, net	$39,333	$40,922

Commercial Mortgage Loans by Region
	September 30, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,176	7.8%	$3,218	7.9%
Southern Atlantic	16,868	41.8	17,021	41.4
East South Central	7,048	17.4	7,257	17.7
New England	6,588	16.3	6,588	16.1
Middle Atlantic	2,041	5.0	2,078	5.1
Mountain	1,992	4.9	1,992	4.9
West North Central	2,767	6.8	2,813	6.9
Total mortgage loans at amortized cost	$40,480	100.0%	$40,967	100.0%

Commercial Mortgage Loans by Property Type
	September 30, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,229	20.3%	$8,362	20.4%
Office	10,378	25.7	10,615	25.9
Industrial	9,855	24.4	9,912	24.2
Retail	9,977	24.6	10,000	24.4
Mixed use/Other	2,041	5.0	2,078	5.1
Total mortgage loans at amortized cost	$40,480	100.0%	$40,967	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for mortgage loan losses is established on each loan for those amounts we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of September 30, 2025.

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,109	$97	5,053	$7,639	$12,994	$33,892
3-4 internal grade	—	—	—	—	6,588	6,588
Total commercial mortgage loans	$8,109	$97	$5,053	$7,639	$19,582	$40,480

As of September 30, 2025, the Company had a credit loss allowance of $1,147, summarized in the following rollforward:

Beginning balance, January 1, 2025	$45
Current-period provision for expected credit losses	1,102
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance, September 30, 2025	$1,147
The increase in the credit loss allowance relates to a mortgage loan collateralized by commercial office property with declining occupancy rates. There were no other material changes in the expected credit loss reserve for the nine months ended September 30, 2025. The carrying value of commercial mortgage loans excludes accrued interest of $153.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net investment gains (losses):
Fixed maturities:
Available-for-sale	$(609)	$(1,731)	$(1,406)	$(5,776)
Allowance for credit losses	—	—	—	1
Equity securities
Net gains (losses) recognized on equity securities sold during the period	—	—	—	1,362
Unrealized gains (losses) recognized during the period on equity securities held at reporting date	—	—	—	—
Net gains (losses) recognized during the reporting period on equity securities	—	—	—	1,362
Mortgage loans allowance for credit losses	—	—	(1,102)	10
Other long-term investments	204	51	347	292
Total net investment gains (losses)	$(405)	$(1,680)	$(2,161)	$(4,111)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sales	$95,625	$163,380	$119,943	$397,379
Gross realized gains	76	362	100	1,859
Gross realized losses	(685)	(2,093)	(1,506)	(7,635)

Net Investment Income

Net investment income is comprised of the following:

Investment Results
	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Investment income:
Interest on fixed maturities	$21,874	$18,719	$64,300	$49,826
Dividends on equity securities	—	—	—	341
Income on other long-term investments	2,655	5,408	4,584	5,789
Other	4,381	3,173	11,415	11,259
Total investment income	$28,910	$27,300	$80,299	$67,215
Less investment expenses	2,918	2,841	9,176	8,385
Net investment income	$25,992	$24,459	$71,123	$58,830

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon the request of certain of the partnerships. Our remaining potential contractual obligation was $17.7 million at September 30, 2025.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

September 30, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$103,632	$26,544	$77,088	$—
States, municipalities and political subdivisions	249,716	—	249,716	—
Corporate	728,450	—	728,450	—
Residential mortgage-backed	630,372	—	630,372	—
Commercial mortgage-backed	146,254	—	146,254	—
Other asset-backed	157,942	—	157,942	—
Total Fixed Maturity, Available-for-Sale	$2,016,366	$26,544	$1,989,822	$—
Short-Term Investments	—	—	—	—
Money Market Accounts	47,794	47,794	—	—
Corporate-Owned Life Insurance	13,289	—	13,289	—
Total Assets Measured at Fair Value	$2,077,449	$74,338	$2,003,111	$—

December 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$117,301	$30,914	$86,387	$—
States, municipalities and political subdivisions	247,904	—	247,904	—
Corporate	689,382		689,382	—
Residential mortgage-backed	583,411	—	583,411	—
Commercial mortgage-backed	103,554	—	103,554	—
Other asset-backed	126,779		126,779	—
Total Fixed Maturity, Available-for-Sale	$1,868,331	$30,914	$1,837,417	$—
Short-Term Investments	100	100	—	—
Money Market Accounts	23,098	23,098	—	—
Corporate-Owned Life Insurance	13,003	—	13,003	—
Total Assets Measured at Fair Value	$1,904,532	$54,112	$1,850,420	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of September 30, 2025 and December 31, 2024 was reasonable.
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
For the nine-month period ended September 30, 2025, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
For the nine-month period ended September 30, 2025, we have no Level 3 assets measured at fair value on a recurring basis.

The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at September 30, 2025 and December 31, 2024 are summarized below:

September 30, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$185,943	$181,955	$3,988	$—	$—
Other Long Term Investments(1)	215,363	—	1,409	—	213,954
Mortgage Loans	38,621	—	—	38,621	—
Total	$439,927	$181,955	$5,397	$38,621	$213,954

Financial Liabilities:
Long Term Debt	$142,638	$—	$142,638	$—	$—
Total	$142,638	$—	$142,638	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $116.6 million as of September 30, 2025. Also included in our other long term investments on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $97.3 million at September 30, 2025.

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
Our other long-term investments consist primarily of interests in limited liability partnerships that are recorded on the equity method of accounting and investments related to our participation in Lloyd's of London ("Lloyd's") syndicates which are measured at fair value. The fair value of the limited liability partnerships is obtained from the fund managers, which is based on the fair value of the underlying investments held in the limited liability partnerships. The fair value of the Lloyd's syndicate investments is based on the fair value of the investments held for each syndicate and the Company's respective participation percentage. In management's opinion, these values represent a reasonable estimate of fair value. We have not adjusted the net asset value provided by the fund managers or fair value provided by the Lloyd's syndicates.
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2025 and December 31, 2024 (net of reinsurance amounts):

	September 30, 2025	December 31, 2024
Gross liability for losses and loss settlement expenses at beginning of year	$1,796,782	$1,638,755
Ceded losses and loss settlement expenses	(198,083)	(191,640)
Net liability for losses and loss settlement expenses at beginning of year	$1,598,699	$1,447,115
Losses and loss settlement expenses incurred for claims occurring during
Current year	$585,403	$745,813
Prior years	(13,795)	(1,208)
Total incurred	$571,608	$744,605
Losses and loss settlement expense payments for claims occurring during
Current year	$137,516	$186,322
Prior years	355,983	406,699
Total paid	$493,499	$593,021
Net liability for losses and loss settlement expenses at end of period	$1,676,808	$1,598,699
Ceded losses and loss settlement expenses	205,259	198,083
Gross liability for losses and loss settlement expenses at end of period	$1,882,067	$1,796,782

Generally, we base case reserves for each claim on the estimated ultimate exposure for that claim. However, due to the uncertainty associated with the ultimate claim settlement values and additional claims not yet reported, we believe that it is appropriate and reasonable to establish a best estimate for reserves within a range of reasonable estimates, especially when we are reserving for claims for bodily injury, disabilities and similar claims as settlements and verdicts can vary widely. We believe our approach produces recorded reserves that are consistent as to their relative position within a range of reasonable reserves from year-to-year. However, conditions and trends that affect the reserve development for a given year do change. Therefore, such development cannot be used to project future reserve redundancies or deficiencies.

Our IBNR methodologies and assumptions are reviewed periodically for appropriateness and reasonability. Items reviewed and revised include development factors for paid and reported loss, paid development factors for allocated loss adjustment expense ("LAE"), expected loss and LAE ratios, as well as selected frequency and severity trend factors.

Because of the type of property coverage we write, we have potential exposure to environmental pollution, mold and asbestos claims. Our underwriters are aware of these exposures and use riders or endorsements to limit exposure. We are not aware of any significant contingent liabilities related to environmental issues.

Reserve Development

The Company experienced $1.9 million and $13.8 million of favorable reserve development in net reserves for prior accident years for the three- and nine-month periods ended September 30, 2025, respectively. The favorable reserve development for both the three- and nine-month periods was driven in part by reductions in prior year reserves as catastrophe experience emerged better than expected. Also contributing to the nine-month development was better than expected LAE payments. The Company experienced $0.1 million and $5.1 million favorable non-catastrophe development for the three- and nine-month periods ended September 30, 2025, respectively. For the nine-month period, strengthening in other liability lines of business due to continued uncertainty in future loss cost trends related to economic and social inflation was offset by improvement in the automobile, fire and allied lines, workers’ compensation, and surety lines of business.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

Three months ended September 30,	2025	2024

Net periodic benefit cost
Service cost	$835	$822
Interest cost	2,396	2,478
Expected return on plan assets	(3,396)	(3,635)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(889)	$(1,059)

Nine months ended September 30,	2025	2024

Net periodic benefit cost
Service cost	$2,505	$2,465
Interest cost	7,189	7,435
Expected return on plan assets	(10,189)	(10,906)
Amortization of prior service credit	(2,172)	(2,172)
Net periodic benefit cost	$(2,666)	$(3,178)

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

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

At September 30, 2025, there were 1,016,402 authorized shares remaining available for future issuance pursuant to the United Fire Group, Inc. 2021 Stock and Incentive Plan (as amended, the "Stock Plan"). The activity in the Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine months ended September 30, 2025
Beginning balance	1,335,589
Additional shares authorized	—
Number of awards granted	(381,854)
Number of awards forfeited or expired	116,444
Performance-based adjustments	(53,777)
Ending balance	1,016,402
Number of option awards exercised	15,363
Number of restricted awards vested and issued	85,298

Non-Qualified Non-Employee Director Stock Plan
At September 30, 2025, the Company had 37,210 authorized shares available for future issuance pursuant to the United Fire Group, Inc. Non-Employee Director Stock Plan (the "Director Stock Plan"). The activity in the Director Stock Plan is displayed in the following table:

Authorized Shares Available for Future Award Grants	Nine months ended September 30, 2025
Beginning balance	71,410
Additional authorization	—
Number of awards granted	(34,200)
Number of awards forfeited or expired	—
Ending balance	37,210
Number of option awards exercised	—
Number of restricted awards vested and issued	32,190

Stock-Based Compensation Expense

For the three-month periods ended September 30, 2025 and 2024, the Company recognized stock-based compensation expense of $2,316 and $1,087, respectively.

As of September 30, 2025, we had $11,796 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized over the remainder of 2025 and subsequent years according to the table below, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2025	$2,076
2026	6,316
2027	3,045
2028	359
Total	$11,796
NOTE 7. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,
(In thousands, except share and per share data)	2025		2024
	Basic	Diluted	Basic	Diluted
Net income (loss)	$39,190	$39,190	$19,748	$19,748
Weighted-average common shares outstanding	25,501,551	25,501,551	25,337,147	25,337,147
Add dilutive effect of restricted stock unit awards		855,579		575,124
Add dilutive effect of stock options		10,371		42
Weighted-average common shares outstanding	25,501,551	26,367,501	25,337,147	25,912,313
Earnings (loss) per common share	$1.54	$1.49	$0.78	$0.76
Awards excluded from diluted earnings per share calculation(1)		75,029		517,500
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would inherently have been anti-dilutive.

	Nine months ended September 30,
(In thousands, except share and per share data)	2025		2024
	Basic	Diluted	Basic	Diluted
Net income (loss)	$79,837	$79,837	$30,515	$30,515
Weighted-average common shares outstanding	25,455,052	25,455,052	25,308,951	25,308,951
Add dilutive effect of restricted stock unit awards		855,579		575,124
Add dilutive effect of stock options		1,184		548
Weighted-average common shares outstanding	25,455,052	26,311,815	25,308,951	25,884,623
Earnings (loss) per common share	$3.14	$3.03	$1.21	$1.18
Awards excluded from diluted earnings per share calculation(1)		173,409		517,500
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

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the UF&C Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the nine-month period ended September 30, 2025, interest expense totaled $2,578. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%
May 2024 and July 2025 Private Placements
The Company issued $70 million aggregate principal on May 31, 2024 ("Series A") and $30 million aggregate principal on July 10, 2025 ("Series B") of its 9% senior unsecured notes due 2039 (collectively, the "UFG Notes") at par value. The UFG Notes mature on May 31, 2039. The UFG Notes may be redeemed by the Company, in whole or in part, at par, at any time on or after May 31, 2034. Prior to May 31, 2034, the UFG Notes may not be redeemed except for a change in control offer or upon an event of default.
Interest payments will be paid quarterly on February 28, May 31, August 31 and November 30 of each year. Costs incurred of $3,050 and $1,098 for the issuance of the Series A and Series B notes, respectively, were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long term debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income. For the nine-month period ended September 30, 2025, interest expense totaled $5,507.
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
As of September 30, 2025, we were in compliance with all covenants.
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

Membership in FHLB Des Moines provides UF&C with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, UF&C has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of September 30, 2025, UF&C has FHLB Des Moines borrowing capacity up to $489.9 million if an immediate liquidity need would arise. UF&C had no outstanding balance as of September 30, 2025 and December 31, 2024 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month period ended September 30, 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of June 30, 2025	(44,737)	16,516	$2,506	$(25,715)
Change in accumulated other comprehensive income (loss) before reclassifications	15,903	(572)	(933)	14,398
Reclassification adjustments from accumulated other comprehensive income (loss)	320	—	—	320
Balance as of September 30, 2025	$(28,514)	$15,944	$1,573	$(10,997)

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month period ended September 30, 2025:

		Liability for	Foreign
	Net unrealized	underfunded	currency
	gain (loss)	employee	translation
	on investments	benefit costs	adjustment	Total
Balance as of January 1, 2025	(72,241)	17,660	(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	42,020	(1,716)	1,773	42,077
Reclassification adjustments from accumulated other comprehensive income (loss)	1,707	—	—	1,707
Balance as of September 30, 2025	$(28,514)	$15,944	$1,573	$(10,997)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 10. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options in the Company's operating leases vary dependent upon the underlying leased asset. As of September 30, 2025, we have leases with remaining terms of one year to six years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of September 30, 2025, the Company is the lessor for five lease agreements related to office space and parking. The terms of the leases vary depending on the property and range from two years to eight years, which may include options for renewal or to extend the lease terms. Lessor income and sublease income are included in net income in the Consolidated Statements of Income.
The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Components of lease expense:
Operating lease expense	$2,207	$2,323	$6,777	$7,076
Less lessor income	143	145	430	436
Less sublease income	133	133	399	399
Net lease expense	$1,931	$2,045	5,948	6,241

Cash flows information related to leases:
Operating cash outflow from operating leases	$1,950	$2,050	6,002	6,234

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 11. REINSURANCE
The following table provides a roll-forward of the allowance for credit losses in our reinsurance recoverable balance at September 30, 2025:

As of
September 30, 2025
Beginning balance, January 1, 2025	$103
Current period provision for expected credit losses	18
Ending balance of the allowance for reinsurance receivables, September 30, 2025	$121
For additional information, refer to Note 4 "Reinsurance" to the Consolidated Financial Statements of our 2024 Annual Report on Form 10-K.

NOTE 12. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Current	$8,345	$4,109	$25,124	$15,584
Deferred	1,141	1,118	(5,229)	(8,610)
Income tax expense (benefit)	$9,486	$5,227	$19,895	$6,974
Our effective tax rate for the three- and nine-month periods ended September 30, 2025 and 2024 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income, state income taxes and interest on a federal tax refund.
As of September 30, 2025 and 2024, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.
For each of the nine-month periods ended September 30, 2025 and 2024, we made payments for income taxes totaling $27,800 and $10,712, respectively. For the nine-month periods ended September 30, 2025 and 2024, we received a federal tax refund of $16,319 and $0, respectively. Interest on the federal tax refund of $2,571 was also received in the nine-month period ended September 30, 2025.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2018 and prior.
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act of 2025 (the "Tax Act") was signed into law, which includes both tax and non-tax provisions. Changes in tax law are recorded in the period of enactment. The changes resulting from the tax provisions in the Tax Act did not have a material impact on the Company's financial statements.

NOTE 13. SEGMENT INFORMATION
The Company operates as one operating segment. The Company's chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as determination of which products to market and sell; determination of distribution networks with insurance agents; and allocation of budgets between sales and marketing, technology, and general and administrative expenses. Refer to the Consolidated Financial Statements for financial information regarding the Company's one operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements and Supplementary Data."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025. There have been no changes in our critical accounting policies from December 31, 2024.

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

Products and Lines of Business
Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance. As of September 30, 2025, no exposure to direct personal lines of business remain.
Our core commercial products support a wide variety of customers including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 1,000 independent property and casualty agencies. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis. The Company also participates as a member of Lloyd's of London syndicates through our insurance subsidiary, McIntyre Cedar Corporate Member LLP. Additionally, the Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance. We also partner with Management General Agents ("MGAs") to offer delegated underwriting programs providing niche products including marine specialty, professional liability and earthquake coverages.
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
* Personal lines direct business was discontinued in 2020, and as of September 30, 2025 no exposure to direct personal lines of business remain.
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

Geographic Concentration

For the nine-month period ended September 30, 2025, approximately 48.9 percent of our property and casualty premiums were written in Texas, California, Iowa, Missouri, and New Jersey.

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
Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The underlying combined ratio represents the combined ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of catastrophes and impact of prior period reserve development. Management believes separate discussions on catastrophe losses and prior period reserve development are important to understanding how the Company is managing catastrophe risk and in identifying developments in longer-tailed business. Catastrophe losses is an operational measure that utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss adjustment expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include as catastrophes those events ("non-ISO catastrophes"), which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods. Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes development on catastrophe losses.

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three- and nine-month periods ended September 30, 2025 and 2024, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
FINANCIAL HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except ratios)	2025	2024	2025	2024
Revenues
Net premiums earned	$328,431	$300,185	$951,644	$868,613
Net investment income	25,992	24,459	71,123	58,830
Net investment gains (losses)	(405)	(1,680)	(2,161)	(4,111)
Other income (loss)	—	—	—	(3,200)
Total revenues	$354,018	$322,964	$1,020,606	$920,132

Benefits, Losses and Expenses
Losses and loss settlement expenses	$188,180	$187,148	$571,608	$568,119
Amortization of deferred policy acquisition costs	81,513	71,425	233,280	204,504
Other underwriting expenses	32,124	36,454	107,017	103,532
Interest expense	3,118	2,481	8,085	4,800
Other non-underwriting expenses	407	481	884	1,688
Total benefits, losses and expenses	$305,342	$297,989	$920,874	$882,643

Income (loss) before income taxes	$48,676	$24,975	$99,732	$37,489
Income tax expense (benefit)	9,486	5,227	19,895	6,974
Net income (loss)	$39,190	$19,748	$79,837	$30,515

Combined ratio:
Net loss ratio	57.3%	62.3%	60.1%	65.4%
Underwriting expense ratio	34.6	35.9	35.8	35.5
Combined ratio	91.9%	98.2%	95.9%	100.9%

Additional ratios(1):
Net loss ratio	57.3%	62.3%	60.1%	65.4%
Catastrophes	1.3	4.4	3.9	6.7
Reserve development (favorable) unfavorable	—	—	(0.5)	—
Underlying loss ratio (non-GAAP)	56.0%	57.9%	56.7%	58.7%
Underwriting expense ratio	34.6%	35.9%	35.8%	35.5%
Underlying combined ratio (non-GAAP)	90.6%	93.8%	92.5%	94.2%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three- and nine-month periods ended September 30, 2025 and 2024.

	Three months ended September 30,			Nine months ended September 30,
(In Thousands)	2025	2024	%	2025	2024	%
Direct written premium	$311,878	$295,729	5.5%	$1,005,908	$901,286	11.6%
Assumed written premium	49,277	55,882	(11.8)	153,154	171,182	(10.5)
Ceded written premium	(32,943)	(46,060)	(28.5)	(122,590)	(119,527)	2.6
Net written premium	$328,212	$305,551	7.4%	$1,036,472	$952,941	8.8%
See "Premiums" below for a description of the changes in premiums for the periods presented.
Revenues
Premiums
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the three- and nine-month periods ended September 30, 2025 and 2024.

	Three months ended September 30,			Nine months ended September 30,
(In Thousands)	2025	2024	%	2025	2024	%
Direct earned premium	319,203	283,447	12.6%	931,984	815,614	14.3%
Assumed earned premium	49,339	54,406	(9.3)%	153,596	158,947	(3.4)%
Ceded earned premium	(40,111)	(37,668)	6.5%	(133,936)	(105,948)	26.4%
Net earned premium	$328,431	$300,185	9.4%	$951,644	$868,613	9.6%
Direct Premiums
Direct premiums are the total policy premiums, net of cancellations, associated with policies issued and underwritten by the Company. Direct premiums increased $35.8 million and $116.4 million in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024 driven by growth in our core commercial lines resulting from substantial new business production, increased pricing and improved retention.
Assumed Premiums
Assumed premiums are the total premiums associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Assumed premiums decreased $5.1 million and $5.4 million in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024 due to targeted management actions of exiting certain reinsurance programs.

Ceded Premiums
Ceded premiums are the portion of direct premiums that we cede to reinsurers under our reinsurance contracts. Ceded premiums increased $2.4 million and $28.0 million in the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024 due primarily to growth in the subject premium base and ceded reinsurance premium adjustments.
Net Investment Income

Net investment income was $26.0 million for the third quarter of 2025, an increase of $1.5 million compared to the same period in 2024. The increase was primarily from our fixed income portfolio increase of $3.2 million as a result of portfolio management actions and investing at higher rates and increased income on cash and cash equivalents, offset by lower income on other long-term investments.
Net investment income was $71.1 million for the nine-month period ended September 30, 2025, an increase of $12.3 million compared to the same period in 2024. The increase was primarily from the fixed income portfolio increase of $14.5 million as a result of portfolio management actions and investing at higher rates, offset by lower income on other long-term investments

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $0.4 million and $2.2 million for the three- and nine-month periods ended September 30, 2025, respectively, as compared to net investment losses of $1.7 million and $4.1 million for the same periods in 2024. The primary reason for the change relates to portfolio management actions taken during the year ended December 31, 2024 and an increase in the allowance for credit losses related to mortgage loans during the nine-month period ended September 30, 2025.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following is a summary of losses and loss settlement expenses for the three- and nine-month periods ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$183,920	$173,919	$539,593	$510,009
Impact of catastrophes, including prior year reserve development	4,310	13,266	37,155	58,225
Prior year (favorable) unfavorable reserve development on non-catastrophe losses	(50)	(37)	(5,140)	(115)
Loss and loss settlement expenses	$188,180	$187,148	$571,608	$568,119

Net loss ratio	57.3%	62.3%	60.1%	65.4%

For the three-month period ended September 30, 2025, our loss and loss settlement expenses were $1.0 million, or 0.6%, higher than the same period in 2024, and our net loss ratio improved 5.0 points compared to the same period in 2024. This was driven by improvement in the underlying loss ratio and a catastrophe ratio below the five-year and 10-year historical averages. The underlying loss ratio improvement was driven by sustained lower frequency and earned rate achievement, as well as favorable large loss experience compared to historical levels.

For the nine-month period ended September 30, 2025, our loss and loss settlement expenses were $3.5 million, or 0.6%, higher than the same period in 2024, and our net loss ratio improved 5.3 points compared to the same period in 2024. This was driven by improvement in the underlying loss ratio, $5.1 million of favorable prior year reserve development on non-catastrophe losses, and a catastrophe ratio below the five-and ten-year historical averages. The underlying loss ratio improvement was driven by rate achievement and continued favorable frequency in most major lines.

The Company experienced favorable reserve development of $0.1 million and $5.1 million, excluding catastrophe losses, for prior accident years during the three- and nine-month periods ended September 30, 2025, respectively. The nine- month development was driven by better than expected loss adjustment expense payments. Adverse development in commercial other liability reflects the Company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity. This was offset by improvement in several other core commercial lines.
In the three- and nine-month periods ended September 30, 2025, our pre-tax catastrophe losses were $4.3 million and $37.2 million, respectively, a decrease of $9.0 million and $21.1 million, respectively, compared to the same periods in 2024. Our catastrophe losses included 14 new events in the third quarter of 2025. Catastrophe losses in the three- and nine-month periods ended September 30, 2025 added 1.3 and 3.9 points to the combined ratio, respectively, which is below our five-year and 10-year historical averages.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Deferred policy acquisition costs asset, beginning of period	$161,976	$144,021	$147,224	$126,532
Underwriting costs deferred	84,225	75,844	249,627	226,412
Amortization of deferred policy acquisition costs(1)	(81,755)	(70,827)	(232,405)	(203,906)
Deferred policy acquisition costs asset, end of period	$164,446	$149,038	$164,446	$149,038
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business, which is included as a component of accumulated other comprehensive income (loss).
DAC is amortized over the period the related premiums are earned. Amortization increased for the three- and nine-month periods ended September 30, 2025, primarily reflecting an increase in deferred underwriting costs over the last year aligned with continued premium expansion.

Net Loss Ratios by Line

The following tables display our net loss ratio for the three- and nine-month periods ended September 30, 2025:

Three months ended September 30,	2025			2024
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$101,540	$73,890	72.8%	$86,688	$68,495	79.0%
Fire and allied lines	64,071	23,537	36.7	64,070	34,113	53.2
Automobile	74,696	42,033	56.3	62,489	22,214	35.5
Workers' compensation	17,657	12,295	69.6	13,959	14,630	104.8
Fidelity and surety	16,909	4,422	26.2	15,900	4,799	30.2
Other	2,299	1,030	44.8	2,840	3,104	109.3
Total commercial lines	$277,172	$157,207	56.7%	$245,946	$147,355	59.9%

Personal lines
Fire and allied lines	$5,211	$2,323	44.6%	$2,780	$(1,753)	NM
Automobile	364	232	63.7%	332	198	59.6
Other	—	(6)	NM	2	171	NM
Total personal lines	$5,575	$2,549	45.7%	$3,114	$(1,384)	NM
Reinsurance assumed(1)	$45,684	$28,424	62.2%	$51,125	$41,177	80.5%
Total	$328,431	$188,180	57.3%	$300,185	$187,148	62.4%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.

Nine months ended September 30,	2025			2024
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$283,797	$207,438	73.1%	$252,011	$200,980	79.8%
Fire and allied lines	193,013	88,600	45.9	190,123	109,293	57.5
Automobile	208,198	124,858	60.0	176,688	109,624	62.0
Workers' compensation	47,073	30,607	65.0	39,901	29,291	73.4
Fidelity & Surety	48,104	14,372	29.9	44,748	14,992	33.5
Miscellaneous	8,694	5,122	58.9	6,579	5,131	78.0
Total commercial lines	$788,879	$470,997	59.7%	$710,050	$469,311	66.1%

Personal lines
Fire and allied lines	$9,876	$4,226	42.8%	$10,423	$3,215	30.8%
Automobile	1,522	972	63.9	575	308	53.6
Miscellaneous	2	(47)	NM	8	193	NM
Total personal lines	$11,400	$5,151	45.2%	$11,006	$3,716	33.8%
Reinsurance assumed(1)	$151,365	$95,460	63.1%	$147,557	$95,092	64.4%
Total	$951,644	$571,608	60.1%	$868,613	$568,119	65.4%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.

Commercial Lines
The net loss ratio in our commercial lines of business was 56.7% for the third quarter of 2025, compared to 59.9% for the third quarter of 2024. This result was driven by improvement in the underlying loss ratio and favorable catastrophe experience.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 6.2 and 6.7 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. For both the three- and nine-month periods, the result was driven by improvement in the underlying loss ratio and favorable prior year development in 2025 compared to 2024.

Commercial Fire and Allied Lines
The net loss ratio improved 16.5 and 11.6 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. For the three-month period, the result was driven by improvement in the underlying ratio including favorable large loss experience, coupled with a favorable catastrophe result. For the nine-month period, the result was driven in part by the underlying loss ratio, better favorable prior year development in 2025 compared to 2024, and a favorable catastrophe result.

Commercial Automobile
The net loss ratio deteriorated 20.8 and improved 2.0 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. The three-month result was driven by less favorable prior year development in 2025 compared to 2024 and the catastrophe ratio. The catastrophe ratio for the three-month period in 2025 was higher than 2024, with the 2024 ratio impacted by favorable emergence on prior period catastrophes. The nine-month result was driven in part by consistent pricing increases throughout 2024 and continued favorable frequency trends associated with more restrictive underwriting guidelines and exposure appetite.

Workers' Compensation
The net loss ratio improved 35.2 and 8.4 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. Both the three- and nine-month improvement was driven by prior period favorable development in 2025.

Fidelity and Surety
The net loss ratio improved 4.0 and 3.6 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The change in loss ratio was driven by favorable prior year development in 2025 compared to 2024 on large losses from 2023 and 2022.

Reinsurance Assumed
The net loss ratio improved 18.3 and 1.3 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. The change from 2024 was driven by favorable catastrophe results in 2025 compared to 2024.
Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Amortization of deferred policy acquisition costs	$81,513	$71,425	$233,280	$204,504
Other underwriting expenses	32,124	36,454	107,017	103,532
Underwriting expenses	$113,637	$107,879	$340,297	$308,036

Net earned premium	328,431	300,185	951,644	868,613
Expense ratio(1)	34.6%	35.9%	35.8%	35.5%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The expense ratio decreased 1.3 points and increased 0.3 points in the three- and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease in the third quarter of 2025, compared to the same period in 2024, was mainly driven by continued focus on disciplined expense management and business growth. The increase in the nine-month period ended September 30, 2025, compared to the same period in 2024, was driven by non-recurring expenses associated with the final stages of development of a new policy administrative system in the first quarter of 2025, offset by continued focus on disciplined expense management and business growth.

Interest Expenses
The following is a summary of interest expense:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Interest paid	$3,118	$2,481	$8,085	$4,800
Our long term debt obligations include $50.0 million of private placement notes issued in December 2020 and $70.0 million and $30.0 million of senior unsecured notes issued in May 2024 and July 2025, respectively. Interest expense increased for the three- and nine-month periods ended September 30, 2025 due to the issuance of the senior unsecured notes. Refer to Note 8 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Income (loss) before income taxes	$48,676	$24,975	$99,732	$37,489
Income tax expense (benefit)	9,486	5,227	19,895	6,974
Effective tax rate(1)	19.5%	20.9%	19.9%	18.6%
(1)The effective tax rate is calculated by dividing "Income tax expense (benefit)" by "Income (loss) before income taxes."

The consolidated effective tax rate was 19.5 percent and 19.9 percent for the three- and nine-month periods ended September 30, 2025, respectively. Our effective tax rate for the three- and nine-month periods ended September 30, 2025 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income, state income taxes and interest on a federal tax refund.
Refer to Note 12 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating earnings:

Net Income Reconciliation
	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2025	2024	2025	2024
Income statement data
Net income (loss)	$39,190	$19,748	$79,837	$30,515
Less: Net investment gains (losses), after-tax	(320)	(1,327)	(1,707)	(3,249)
Adjusted operating income (loss)	$39,510	$21,075	$81,544	$33,764

Adjusted operating income increased in the third quarter of 2025, primarily due to an increase in net earned premium of $28.2 million combined with the underlying loss ratio improvement of 1.9 points to 56.0% and catastrophe loss ratio improvement of 3.1 points to 1.3%. In addition, net investment income increased by $1.5 million, driven by portfolio repositioning in 2024. The underwriting expense ratio improved 1.3 points to 34.6%.

Adjusted operating income increased in the nine-month period ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in net earned premium of $83.0 million combined with an underlying loss ratio improvement of 2.0 points to 56.7%, catastrophe loss ratio improvement of 2.8 points to 3.9% and favorable prior year reserve development, excluding catastrophe losses, of 0.5 points. In addition, net investment income increased by $12.3 million, driven by portfolio repositioning in 2024. The underwriting expense ratio increased 0.3 points to 35.8%.
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

Investment Portfolio

Our invested assets totaled $2.3 billion at September 30, 2025, compared to $2.1 billion at December 31, 2024, an increase of $178 million. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at September 30, 2025 is presented at carrying value in the following table:

	Carrying	Percent
(In thousands, except ratios)	Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$103,632	5.0%
States, municipalities, and political subdivisions	249,716	11.0
Corporate	728,450	32.0
Residential mortgage-backed	630,372	28.0
Commercial mortgage-backed	146,254	6.0
Other asset-backed	157,942	7.0
Total Fixed maturities, available for sale	2,016,366	89.0
Mortgage loans	39,333	2.0
Other long-term investments(2)	215,363	9.0
Total	$2,271,062	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $116.6 million as of September 30, 2025. Also included in our other long-term investments on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $97.3 million at September 30, 2025.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at September 30, 2025 and December 31, 2024. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	September 30, 2025		December 31, 2024
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$582,754	28.9%	$1,013,702	54.3%
AA	777,641	38.6	243,353	13.0
A	437,613	21.7	373,208	20.0
Baa/BBB	215,569	10.7	233,523	12.5
Other/Not Rated	2,789	0.1	4,545	0.2
	$2,016,366	100.0%	$1,868,331	100.0%

As of September 30, 2025 and December 31, 2024, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.29 years at September 30, 2025 compared to 4.22 years at December 31, 2024. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of September 30, 2025, net unrealized investment losses, after tax, totaled $28.5 million compared to net unrealized losses, after tax, of $72.2 million as of December 31, 2024. The net unrealized investment loss position improved from December 31, 2024 due to the decrease in bond market interest rates during the nine-month period ended September 30, 2025.
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

At September 30, 2025, our fixed maturity watch list included five fixed maturity securities in an unrealized loss position with an amortized cost of $13.2 million, no allowance for credit losses, unrealized losses of $0.6 million and a fair value of $12.5 million.

At September 30, 2025, our mortgage loan watch list included one commercial mortgage loan in an unrealized loss position with an amortized cost of $6.6 million, $1.1 million allowance for credit losses, unrealized loss of $0.9 million and a fair value of $5.7 million.
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

The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2025 and 2024:

Cash Flow Summary	Nine months ended September 30,
(In thousands)	2025	2024
Cash provided by (used in)
Operating activities	$149,911	$184,011
Investing activities	(133,569)	(143,072)
Financing activities	16,446	54,386
Net change in cash and cash equivalents	$32,788	$95,325
Our cash flows were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2025 and 2024 and we anticipate they will be sufficient to meet our future liquidity needs. We also have the ability to draw on our credit facility if needed.
At September 30, 2025, our cash and cash equivalents included $47.8 million related to money market accounts, compared to $23.1 million at December 31, 2024.
Operating Activities

Net cash flows provided by operating activities were $149.9 million and $184.0 million for the nine-month periods ended September 30, 2025 and 2024, respectively. For the nine-month period ended September 30, 2025, the net operating cash inflows were driven by premium and investment income offsetting loss and expense outflows.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $405.6 million, or 20.1 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $133.6 million for the nine-month period ended September 30, 2025, compared to net cash flows used in investing activities of $143.1 million for the nine-month period ended September 30, 2024. For the nine-month periods ended September 30, 2025 and 2024, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $305.2 million and $541.2 million, respectively. Our cash outflows for investment purchases were $432.9 million for the nine-month period ended September 30, 2025, compared to $675.4 million for the same period of 2024.
Financing Activities
Net cash flows provided by financing activities were $16.4 million for the nine-month period ended September 30, 2025, compared to $54.4 million provided by financing activities in the nine-month period ended September 30, 2024. The decrease of $37.9 million in net cash flows from financing activities was a result of our successful completion of a $30 million private placement offering of senior unsecured notes completed in the third quarter of 2025, compared to the $70 million private placement offering of senior unsecured notes completed in the second quarter of 2024.

Commitments for Capital Expenditures
Credit Facilities

In December 2023, UF&C became a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). As of September 30, 2025, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $12.2 million in each of the nine-month periods ended September 30, 2025 and 2024. Our practice has been to pay quarterly cash dividends, which we have paid every quarter since March 1968. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2025, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $51 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting the cash obligations of UFG.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $17.7 million at September 30, 2025.
Stockholders' Equity
Stockholders' equity increased to $898.7 million at September 30, 2025, from $781.5 million at December 31, 2024. The Company's book value per share was $35.22, which is an increase of $4.42 per share, or 14.4 percent, from December 31, 2024. The increase is primarily attributable to net income of $79.8 million and reduction in net unrealized losses of $43.7 million on fixed maturity securities, slightly offset by shareholder dividends of $12.2 million during the first nine months of 2025.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the nine-month period ended September 30, 2025 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended September 30, 2025. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024 for further information.

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

Based on our evaluation, no such change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended September 30, 2025 has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2025 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The Company did not repurchase any shares of our common stock during the three-month period ended September 30, 2025. At September 30, 2025, we remain authorized to purchase up to one million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the third quarter of 2025, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.2	Supplement to Master Note Purchase Agreement, dated as of July 10, 2025 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 10, 2025)		X
31.1	Certification of Kevin J. Leidwinger pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification of Eric J. Martin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certification of Kevin J. Leidwinger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Eric J. Martin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024; (ii) Consolidated Statements of Income (unaudited) for the three- and nine-month periods ended September 30 2025 and 2024; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three- and nine-month periods ended September 30, 2025 and 2024; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and nine-month periods ended September 30, 2025 and 2024; (v) Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2025 and 2024; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

November 5, 2025	November 5, 2025
(Date)	(Date)