Form 10-K
period 2025-12-31
UNITED FIRE GROUP INC
filed 2026-02-26
CIK 101199

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $0.69 billion. For purposes of this calculation, all directors and executive officers of the registrant are considered affiliates. As of February 17, 2026, 25,522,051 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, for its annual shareholder meeting to be held on May 20, 2026.

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
PROPERTY AND CASUALTY INSURANCE BUSINESS
Commercial Lines Business
Our business is comprised primarily of commercial lines of property and casualty insurance, including surety bonds. Our primary commercial policies are tailored business packages that include the following lines of business: fire and allied lines, other liability, automobile, workers' compensation and surety. Our core commercial products support a wide variety of customers, including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, through approximately 850 independent property and casualty agencies, along with contract surety and commercial surety bonds offered through approximately 160 surety agencies.
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
Personal Lines Business
Our personal fire and allied lines includes proportional assumed reinsurance for homeowners multi-peril coverage. In 2020, the Company announced its intent to withdraw as a direct writer of personal lines insurance. As of December 31, 2025, no exposure to direct personal lines of business remains.

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
Seasonality
Our property and casualty insurance business experiences seasonality with regard to written premium, which is generally highest in January and July and lowest during the fourth quarter. Although we experience seasonality, premium is earned ratably over the period of coverage. Losses and loss settlement expenses incurred tend to remain consistent throughout the year, with the exception of catastrophe losses which generally are highest in the second and third quarters. Catastrophes inherently are unpredictable and can occur at any time during the year from man-made or natural disaster events that include, but are not limited to, hail, tornadoes, hurricanes and windstorms.

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
In addition, because our primary commercial products are marketed exclusively through independent insurance agencies, all of which represent more than one company, we face competition within each agency and competition to retain qualified independent agents. Our competitors include companies that market their products through independent agents, exclusive agents, as well as companies that sell insurance directly to their customers.
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
•Exceptional service: Our agents and policyholders always have the ability to speak with a real person.
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

COMPLIANCE WITH GOVERNMENT REGULATION
The insurance industry is subject to comprehensive and detailed regulation and supervision. Each jurisdiction in which we operate has established supervisory agencies with broad administrative powers. We are not aware of any currently proposed or recently enacted state or federal regulation that would have a material impact on our operations; however, changes to such regulations and the potential impact of such regulations is difficult to predict.
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
Restrictions on Shareholder Dividends
As an insurance holding company with no significant independent operations or source of revenue, our capacity to pay dividends to our shareholders is based on the ability of our insurance company subsidiaries to pay dividends to us. The ability of our subsidiaries to pay dividends to us is regulated by the laws of their state of domicile. Under these laws, insurance companies must provide advance informational notice to the domicile state insurance regulatory authority prior to payment of any dividend or distribution to its shareholders. Prior approval from the state insurance regulatory authority must be obtained before payment of an "extraordinary dividend" as defined under the state's insurance code. The amount of ordinary dividends that may be paid to us is subject to certain limitations, the amounts of which change each year. In all cases, we may pay dividends only from our earned surplus. Refer to Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" under the heading "Dividends" and Note 6 "Statutory Reporting, Capital Requirements and Dividends and Retained Earnings Restrictions," in Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.
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
Financial Solvency Ratios
The NAIC annually calculates 13 financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each of these ratios is used by insurance regulators as a benchmark. Departure from the usual range on four or more of the ratios could lead to inquiries from individual state insurance departments as to certain aspects of a company's business. In addition to the financial ratios, states also require us to calculate a minimum capital requirement for each of our insurance companies based on individual company insurance risk factors. These "risk-based capital" results are used by state insurance regulators to identify companies that require regulatory attention or the initiation of regulatory action. At December 31, 2025, all of our insurance companies had capital in excess of the required minimum levels.

Federal Regulation
Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives and legislation often have an impact on our business. These initiatives and legislation include tort reform proposals, proposals addressing natural catastrophe exposures, terrorism risk mechanisms, federal financial services reforms, various tax proposals affecting insurance companies, and possible regulatory limitations, impositions and restrictions arising from other legislative action.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd Frank") expanded the federal presence in insurance oversight and increased regulatory requirements that are applicable to us. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed with insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also established the Federal Insurance Office within the U.S. Department of the Treasury that is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.
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

According to A.M. Best, companies rated "A-" have "an excellent ability to meet their ongoing obligations to policyholders." The outlook of these credit ratings is stable and there was no change in the outlook in December 2025. Refer to Part I, Item 1A. "Risk Factors" for additional information on financial strength and issuer credit ratings.

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
c.Always operating with integrity.
d.Continuously listening to our people, agents, partners, vendors, and community to effectuate our goals.
e.Deepening our sensitivity and understanding towards others, we can connect in a meaningful way.
f.Ensuring that employees exhibit conduct that reflects inclusion during work, at work functions on or off the work site, and at all other company-sponsored and company-participating events. Inclusive conduct applies to all in-office, hybrid and remote employees.

It is through our shared awareness and commitment to these principles that we foster a culture of belonging, where everyone is welcome, respected and appreciated.

		2025	2024	2023
Employee data
Workforce data	Headcount	846	877	852
	Average tenure in years	7.6	7.8	9.0
	Percent of self-identified women in workforce	54.6%	54.7%	55.0%
	Percent of self-identified racial/ethnic minorities in workforce	17.7%	15.9%	14.1%
	Voluntary turnover rate*	14.3%	13.3%	26.8%
Human rights/Social	Equal employment opportunity policy	Y	Y	Y
	Human and labor rights policy	Y	Y	Y
Ethics	Anti-bribery & anti-corruption policy and training	Y	Y	Y
	Code of ethics and business conduct	Y	Y	Y
Community	Employee volunteer hours	962	863	1,676
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

Sustainability as a Driver of Shareholder Value
As a property and casualty insurer, UFG is acutely aware of the growing risks to business, insureds and communities stemming from sustainability issues. A few of our 2025 sustainability-related achievements include:
•Reduction in Fleet Vehicles
From 2023 through the end of 2025 we minimized the size of our fleet by 68% and reduced miles driven by over 50%. This reduction significantly decreased our carbon footprint and reduced greenhouse gas emissions.
•GHG Emission Targets and Sustainability Reporting
We recently implemented a sustainability platform that will allow us to measure, manage, and report sustainability metrics. Sustainability reporting and GHG emission data are disclosed to our employees, shareholders, and insureds on our public facing website at www.ufginsurance.com.

COMPANY WEBSITE AND AVAILABILITY OF INFORMATION
The Company's website is www.ufginsurance.com. Information on the Company's website is not incorporated by reference herein and is not a part of this Form 10-K. We provide free and timely access to the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, beneficial ownership reports on Forms 3, 4 and 5 and amendments to reports filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. To access these filings, go to the Company's website and under the "Investors" heading, click on "Financials" then "SEC Filings."

Our Code of Ethics and Business Conduct is also available at www.ufginsurance.com in the Investor Relations section. To view it, under the "Investors" tab, select "Governance," then "Governance Documents" and then "Code of Ethics and Business Conduct."
Free paper copies of any materials that we file with or furnish to the SEC can also be obtained by writing to Investor Relations, United Fire Group, Inc., 118 Second Avenue SE, Cedar Rapids, Iowa 52401.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following table sets forth information concerning the following executive officers as of February 26, 2026:

Name	Age	Position
Kevin J. Leidwinger	62	President and Chief Executive Officer, Principal Executive Officer
Julie A. Stephenson	58	Executive Vice President and Chief Operating Officer
Eric J. Martin	55	Executive Vice President, Chief Financial Officer and Principal Financial Officer
Sarah E. Madsen	47	Senior Vice President, Chief Legal Officer and Corporate Secretary
Steven D. Hernandez	59	Senior Vice President and Chief Human Resources Officer
Brian K. Rawlins	46	Senior Vice President and Chief Claim Officer

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
Brian K. Rawlins became our Senior Vice President and Chief Claim Officer in November 2025. Prior to joining UFG, he held ascending leadership roles at CNA Insurance beginning in 2016, most recently serving as Vice President, Commercial Claim (General Liability and Auto) from 2021-2025. Prior to joining CNA Insurance, he held various other roles at Travelers and Nationwide Insurance.

ITEM 1A. RISK FACTORS
We provide readers with the following discussion of risks and uncertainties relevant to our business. These are factors that we believe could cause our actual results to differ materially from our historic or anticipated results. We could also be adversely affected by other factors, in addition to those listed here. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could have a material effect on our business, results of operations, financial condition and/or liquidity.
Additional information concerning factors that could cause actual results to differ materially from those contained in the forward-looking statements is set forth in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Strategic
The success of our strategy may be adversely impacted by various internal and external factors.
We have set a strategy to grow our business through six distinct business units. We expect to execute our strategy, but our success could be impacted by several different risks including but not limited to regulatory changes, economic conditions, advancements in technology, cybersecurity threats, operational risks, intense market competition, and talent risks. We continually monitor these risks and mitigate their potential likelihood and impact. We also adjust our strategy as needed as results are realized or projections indicate any potential weaknesses in the adequacy or execution of our strategic plan. Our efforts to successfully mitigate risks to our strategy are not guaranteed, which could have a material impact on our financial condition and the results of our operations.
Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents. A strain in these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite.
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
We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offering, implementation of technology or data analytics.
We compete with many major U.S. and non-U.S. insurers and smaller regional companies, as well as mutual companies, specialty insurance companies, underwriting agencies, and diversified financial services companies, including banks, mutual funds, broker-dealers and asset-managers. Our competitors may attempt to increase their market share by lowering prices. Our competitors may also develop new products and capabilities that render our offerings less appealing. These situations may hinder our ability to retain existing business and/or procure new business.
We use various actuarial techniques and data analytics to understand our risk exposures such as frequency and severity of different types of insurance claims. The data we rely on for these analytics includes experience data from our own business (e.g., policies written, characteristics, coverages, and details of associated losses) and data attained from third parties, including industry results. We use outputs of predictive models and other analytics to assist in decision making related to underwriting, pricing, claims management (including reserving), and catastrophe risk exposure management. Although underwriting and pricing decisions are informed by these analytics, assumptions are required based on experienced judgment that may be incorrect or fail to contemplate external, unforeseeable factors. This may result in decisions that could result in an adverse impact on our business and financial results.
Emerging technology, including artificial intelligence, offers opportunities to underwrite and price business more efficiently and accurately, thus lowering costs. If we cannot use technology and data analytics as effectively as our competitors, our competitiveness and ability to write and retain business within our risk appetite will be impacted. This may reduce the profitability of the business we write and retain and negatively affect our ability to meet our business objectives.
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

Underwriting

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
The process of estimating claim and claim adjustment expense reserves involves a high degree of judgment. These estimates are based on historical data and the impact of various factors such as:
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

In addition, as with catastrophe losses generally, it can require time for us to determine our ultimate losses associated with a particular catastrophic event. The inability to access portions of the impacted area, the complexity of the losses, legal and regulatory uncertainty, and the nature of the information available for certain catastrophic events may affect our ability to estimate the claims and claim adjustment expense reserves. Such complex factors include but are not limited to: determining the cause of the damage, evaluating general liability exposures, estimating additional living expenses, the impact of demand surge, infrastructure disruption, fraud, business interruption costs and reinsurance collectability.
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
Our fixed maturity investments are professionally managed by New England Asset Management ("NEAM") as of February 1, 2024. NEAM’s investment decisions are governed by our management team and in accordance with our investment guidelines approved by our Board of Directors. Investment income is an important component of our net income and overall profitability. We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims, operating expenses, and dividends. Our investment performance is sensitive to various factors including general economic conditions, changes in financial markets, global disruptions, and other factors beyond our control. Although our guidelines stress diversification in investment grade fixed income securities, our financial results may be adversely impacted by investment creditworthiness, fluctuations in interest rates, and disruptions in the financial and capital markets.
We seek to match the maturities of our investment portfolio with the estimated payment date of our loss and loss adjustment expense reserves to ensure strong liquidity and avoid having to liquidate securities to fund claims. Risks such as inadequate loss and loss adjustment reserves, a large natural catastrophe, or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. This could result in significant realized losses depending on the conditions of the general market, interest rates and credit profile of individual securities. Further, our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the portion of the investment portfolio that is carried at fair value in our financial statements is not reflective of prices at which actual transactions could occur.
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
The failure of our insurance company subsidiaries to maintain their current ratings could dissuade a lender or reinsurance company from conducting business with us. A ratings downgrade could also cause some of our existing liabilities to be subject to acceleration, additional collateral support, changes in terms, or creation of additional financial obligations. For more information, refer to the "Financial Strength and Issuer Credit Rating" section in Part I, Item 1 and Note 13 "Debt" contained in Part II, Item 8.
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
Cyber attacks involving these systems, or those of our third-party vendors, could be carried out remotely and from multiple sources and could interrupt, damage, or otherwise adversely affect the operations of these critical systems. Cyber attacks could result in the modification or theft of data, the distribution of false information, or the denial of service to users. Threats to data security can emerge from a variety of sources and change rapidly, resulting in the ongoing need to expend resources to secure our data in accordance with customer expectations and statutory and regulatory requirements.
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
Although, to date, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have, or are likely to, materially affect us, our business strategy, results of operation or financial condition, the scope and effect of any cyber attack may remain undetected for a period of time. We maintain cyber liability insurance coverage that provides both third-party liability and first-party insurance coverage; however, our insurance may be insufficient to cover all losses and expenses related to a cyber attack.
Federal and state policymakers have and will likely continue to propose increased regulation of the protection of personally identifiable information and appropriate protocols after a related cybersecurity breach. The New York Department of Financial Services has a cyber protection and reporting regulation for financial services companies. The NAIC has the Data Security Model Law based upon the New York regulation. We are in compliance with these regulations; however, ongoing efforts to address continually developing cybersecurity risks may result in a material adverse effect on our results of operations, liquidity, financial condition, and financial strength.
We are subject to comprehensive laws and regulations, which may have an adverse effect on our financial condition and results of operations.
Insurance is a highly regulated industry. We are subject to extensive supervision and regulation by the states in which we operate. As a public company, we are also subject to regulation at the federal level. Our ability to comply with these laws and regulations and obtain necessary and timely regulatory action is, and will continue to be, critical to our success. Examples of regulations that pose a risk to our ability to earn profits include but are not limited to:
•Required licensing
•Regulation of insurance rates, fees and approval of policy forms
•Restrictions on cancellation, nonrenewal or withdrawal
•Risk-based capital and capital adequacy requirements
•Transactions between insurance companies and their affiliates
•Required participation in guaranty funds and assigned risk pools
•Restrictions on the amount, type, nature, and quality of investments
•Terrorism risk insurance
•Accounting standards
•Corporate governance and public disclosure regulation

•Information privacy regulation
•Potential assessments for the provision of funds necessary for settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies
Compliance with these laws and regulations requires us to incur administrative costs that decrease our profits. These laws and regulations may also prevent or limit our ability to underwrite and price risks accurately, obtain timely premium rate increases necessary to cover increased costs, discontinue unprofitable relationships or exit unprofitable markets and otherwise continue to operate our business profitably. In addition, our failure to comply with these laws and regulations could result in actions by state or federal regulators, including the imposition of fines and penalties or, in an extreme case, revocation of our ability to do business in one or more states. Finally, we could face individual, group and class action lawsuits by our policyholders and others for alleged violations of certain state laws and regulations. Each of these regulatory risks could have a negative effect on our profitability.
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
The market price of our common stock historically has been, and we expect will continue to be, subject to fluctuations. These fluctuations may be due to our operating results or factors specific to our operations (including those discussed elsewhere in our risk factors), changes in securities analysts' estimates of our future financial performance, ratings or recommendations, our results falling below our expectations and analysts' and investors' expectations, the failure of our capital return programs to meet analysts' and investors' expectations, significant catastrophe events, departure of key personnel, cyber attacks, or factors largely outside of our control, including those affecting the property and casualty insurance industry. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the actual operating performance of listed companies. In addition, our stock is followed by a small number of analysts and the average daily trading volume tends to be low. These factors could adversely affect the price of our common stock.
Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock.
Certain provisions of our articles of incorporation and bylaws and applicable provisions of laws governing corporations and insurance companies may delay, deter or prevent a change of control of the Company, in particular through unsolicited transactions. Recent amendments to our bylaws included certain governance and structural defense enhancements to protect the Company and our shareholders in the event of an activist or takeover situation. However, any such effort to disrupt the Company, regardless of its success, may still adversely affect market prices for our common stock.

The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.
As an insurance holding company, we have no significant independent operations of our own. Our principal sources of funds are dividends and other payments received from our subsidiaries. We rely on those dividends for our liquidity, including payment of dividends to common shareholders and interest on long-term debt, and to make share repurchases. Dividends from those subsidiaries depend on their statutory surplus, earnings and regulatory restrictions.

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

In addition, competitive pressures generally require insurance companies to maintain insurance financial strength ratings. These restrictions and other regulatory requirements affect the ability of our insurance subsidiaries to make dividend payments to us. At times we may not be able to pay dividends on our common stock, or we may be required to seek prior approval from the applicable regulatory authority before we can pay any such dividends. In addition, the payment of dividends is within the discretion of our Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements and other factors that our Board of Directors considers relevant.

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
The Company's enterprise risk management committee (the "ERM Committee") is tasked with, among other responsibilities, identifying and evaluating operational risks, which includes risks associated with information technology and cybersecurity. The ERM Committee includes senior leaders across business functions, including the Chief Executive Officer (CEO), Chief Operating Officer (COO), Chief Financial Officer (CFO), Chief Legal Officer, Chief Risk Officer (CRO) and CAO. The ERM Committee, as part of its comprehensive risk management duties, discusses Company strategies to prevent cyber attacks and the Company's response and remediation of threats. The CAO provides a quarterly report to the Risk Management Committee that summarizes cybersecurity risks, relevant events and other items of note identified by management or the ERM Committee. The ERM Committee meets independently of the Risk Management Committee. Certain members of the ERM Committee are invited to attend and participate in meetings of the Risk Management Committee.
In addition, we maintain internal "risk evaluation teams" dedicated to assessing and managing the entity-level risks facing the Company. There are two risk evaluation teams that relate to cybersecurity risk: Cyber Attack Prevention and Cyber Attack Recovery. The CAO and Vice President of Technology Operations participate in both risk evaluation teams. The CAO likewise serves on the Business Continuity Team as the business continuity technology lead, a role in which she comprehensively evaluates IT system readiness and preparedness should a business continuity event involving cybersecurity or technology interruption occur.
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
ITEM 3. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of December 31, 2025 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Shareholders
The Company's common stock is traded on the Nasdaq stock market under the symbol "UFCS." On February 17, 2026, there were 566 holders of record of the Company's common stock. The number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name but does include participants in our employee stock purchase plan.
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

The Company did not repurchase any shares of our common stock during the year ended December 31, 2025. As of December 31, 2025, we remain authorized to purchase up to one million shares of our common stock.
United Fire Group, Inc. Common Stock Performance Graph
The following graph compares the performance of an investment in the Company's common stock from December 31, 2020 through December 31, 2025, with the Standard & Poor's 500 Index ("S&P 500 Index"), and the Standard & Poor's 600 Property and Casualty Index ("S&P 600 P&C Index"). The graph assumes $100 was invested on December 31, 2020 in our common stock and in each of the below listed indices and that all dividends were reinvested on the date of payment without payment of any commissions. Dollar amounts in the graph are rounded to the nearest whole dollar. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

Comparison of Cumulative Total Return
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
12/31/2020
12/31/2021
12/31/2022
12/31/23
12/31/24
12/31/25
Period Ended
United Fire Group, Inc.
S&P 500 Index
S&P 600 P&C Index

The following table shows the data used in the total return performance graph above.

	Period Ended
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
United Fire Group, Inc.	$100	$94	$114	$86	$121	$155
S&P 500 Index	100	129	105	133	166	196
S&P 600 P&C Index	100	117	107	113	151	169
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part II, Item 8, "Financial Statements and Supplementary Data." Amounts (except per share amounts) are presented in thousands, unless otherwise noted.

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
•Our core insurance business is dependent on strong and beneficial relationships with a large network of independent insurance agents. A strain in these relationships could result in loss of sufficient business opportunities within our expertise and stated risk appetite;
•We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offering, implementation of technology or data analytics;
•Our strategy's success could be affected by our timely ability to recognize and adapt to our position in the insurance cycle;
•Changing weather patterns and climate change add to the unpredictability, frequency and severity of catastrophe losses and may adversely affect the results of our operations, liquidity and financial condition;

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
•Our reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results;
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
•Unauthorized data access, cyber attacks and other security breaches could have an adverse impact on our business and reputation;
•We are subject to comprehensive laws and regulations, which may have an adverse effect on our financial condition and results of operations;
•Macroeconomic conditions could materially and adversely affect our business, results of our operations, financial condition, and growth;
•Our stock price could become more volatile, and your investment could lose value;
•Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock; and
•The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.
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
We review and report our results using lines of business. The following table shows the principal types of property and casualty insurance policies we write and issue, and in which lines of business they are reported:

	Direct Writer	Treaty Reinsurance(1)	Lloyd's of London	MGAs
Commercial Lines
Other liability	x	P		x
Fire and allied lines	x	P		x
Automobile	x	P
Workers' compensation	x	P
Surety(2)	x	P
Miscellaneous	x			x
Personal Lines
Fire and allied lines	*	P
Automobile	*	P
Miscellaneous	*	P
Reinsurance assumed		NP	x
* Personal lines direct business was discontinued in 2020 and no exposure to direct personal lines of business remains as of December 31, 2025.
(1) Treaty Reinsurance is split between proportional reinsurance (P) and non-proportional reinsurance (NP).
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

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
Commercial miscellaneous - commercial theft coverage, boiler and machinery and ocean marine business managed by an MGA partner.

Personal - primarily proportional assumed reinsurance for personal lines.
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
Geographic Concentration
For the year ended December 31, 2025, 48.5 percent of our property and casualty premiums were written in Texas, California, Iowa, New Jersey, and Missouri.
Direct statutory written premium by our property and casualty insurance operations were distributed as follows for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			% of Total
(In Thousands)	2025	2024	2023	2025	2024	2023
Texas	$240,158	$200,593	$176,287	19.7%	18.4%	17.4%
California	174,914	136,840	126,262	14.3	12.5	12.4
Iowa	69,438	70,935	71,975	5.7	6.5	7.1
New Jersey	55,401	47,909	42,369	4.5	4.4	4.2
Missouri	51,943	53,575	59,094	4.3	4.9	5.8
Louisiana	51,150	52,795	43,769	4.2	4.8	4.3
Illinois	48,126	40,728	37,158	3.9	3.7	3.7
Colorado	41,796	38,285	36,900	3.4	3.5	3.6
Florida	40,974	30,402	27,866	3.4	2.8	2.7
Minnesota	34,940	33,230	35,718	2.9	3.0	3.5
All Other States	410,464	386,525	356,879	33.7	35.4	35.2
Direct Statutory Written Premium	$1,219,304	$1,091,817	$1,014,277	100.0%	100.0%	100.0%

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
Losses and Loss Settlement Expenses
Reserves for losses and loss settlement expenses are reported using our best estimate of the ultimate liability for claims that occurred prior to the end of any given reporting period but have not yet been paid. Before credit for reinsurance recoverables, these reserves were $1.9 billion and $1.8 billion at December 31, 2025 and 2024, respectively. We purchase reinsurance to mitigate the impact of large losses and catastrophic events. Loss and loss settlement expense reserves ceded to reinsurers were $213.6 million and $198.1 million at December 31, 2025 and 2024, respectively.

Our reserves, before credit for reinsurance recoverables, by line of business as of December 31, 2025, were as follows:

(In Thousands)	Case Basis	IBNR	Loss Settlement Expense	Total Reserves
Commercial lines
Fire and allied lines	$68,387	$60,699	$28,408	$157,494
Other liability	259,142	546,936	166,215	972,293
Automobile	147,419	93,791	29,539	270,749
Workers' compensation	77,398	16,694	14,682	108,774
Surety(1)	18,530	20,363	4,471	43,364
Miscellaneous	3,250	21,535	3,505	28,290
Total commercial lines	$574,126	$760,018	$246,820	$1,580,964
Personal lines
Automobile	$548	$516	$195	$1,259
Fire and allied lines	2,667	5,934	400	9,001
Miscellaneous	30	2	(2)	30
Total personal lines	$3,245	$6,452	$593	$10,290
Reinsurance assumed	134,354	195,930	3,288	333,572
Total	$711,725	$962,400	$250,701	$1,924,826
(1) Commercial lines "Surety" previously referred to as "Fidelity and surety."
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

Adjustments to the reserves could be recorded in one year or multiple years, depending on when they are identified. This would also affect our financial position as our equity would be adjusted by an amount equal to the net income impact. Any deficiency that would be recognized in our loss and loss settlement expense reserves usually does not have a material effect on our liquidity because the claims have not been paid. Conversely, if our estimates of ultimate unpaid loss and loss settlement expense reserves prove to be redundant, our future earnings and financial position would be improved. We believe our approach produces recorded reserves that are reasonable as to their relative position within a range of reasonable reserves from year-to-year.

Historical experience suggests reserve levels can vary considerably for an individual year before ultimate settlement values are known, but variation for the aggregate ultimate loss typically would fall in the range of 2.5% to 5%. The table below provides some scenarios for the impact of this development volatility on our reported net loss and loss adjustment reserves of $1.7 billion as of December 31, 2025.

(In Thousands)
% Impact from updated assumptions	2.5%	5.0%
Impact on total net reported Loss and LAE reserves	$42,780	$85,560

The reserves related to expenses not associated with individual claims (adjusting and other) are reviewed using a projected claim count model. The methodologies relied upon for the remainder of the reserves were not altered but additional considerations were added to our models to aid in selecting key assumptions. In estimating our 2025 loss and loss settlement expense reserves, we did not anticipate future events or conditions that were inconsistent with past development patterns.
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
Our reserve for other liability claims at December 31, 2025 was $972.3 million and consisted of 3,528 claims, compared with $912.7 million, consisting of 3,862 claims at December 31, 2024. Of the $972.3 million total reserve for other liability claims, $113.8 million is identified as DCC and $52.0 million is identified as A&O required in the settlement of claims.
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
Asbestos and Environmental Reserves
Included in the commercial other liability and assumed reinsurance lines of business are reserves for asbestos and other environmental loss and loss settlement expenses. We record our best estimate of loss and loss settlement expense reserves, but the ultimate amounts paid upon settlement of such claims may be more or less than the amount of the reserves given the inherent uncertainties surrounding such claims and the likelihood these uncertainties will not be resolved for many years. At December 31, 2025 and 2024, we had $0.8 million and $0.7 million, respectively, in direct and assumed asbestos and other environmental loss and loss settlement expense reserves.
Catastrophe Event Reserves
Catastrophe losses are inherent risks of the property and casualty insurance business. Catastrophic events include, without limitation, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, high winds, winter storms and other natural disasters, along with man-made exposures to losses resulting from acts of terrorism and political instability. Some types of catastrophes are more likely to occur at certain times within the year than others, which adds an element of seasonality to our property and casualty insurance claims. The frequency and severity of catastrophic events are difficult to accurately predict in any year. However, some geographic locations are more susceptible to these events than others.
We control our direct insurance exposures in regions that are prone to naturally occurring catastrophic events through a combination of geographic diversification, restrictions on the amount and location of new business production in such regions, and reinsurance. We regularly assess our concentration of risk in natural catastrophe exposed areas and consider the impacts of climate change and the unpredictability of future trends in adjusting our geographic concentrations. We have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our potential losses in natural catastrophe exposed areas, such as the Gulf Coast and East Coast, as well as in areas of exposure in other countries where we are exposed to a portion of an insurer's underwriting risk under our assumed reinsurance contracts. Despite our efforts to manage our catastrophe exposure, the extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material effect on our results of operations, financial condition or liquidity.
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
Workers' Compensation Reserves
Like the other liability line of business, workers' compensation losses and loss settlement expense reserves are based upon variables that create uncertainty in estimating the ultimate reserve. Estimates for workers' compensation are particularly sensitive to assumptions about medical cost inflation. Other variables we consider and that contribute to the uncertainty in establishing reserves for workers' compensation claims include: state legislative and regulatory environments; trends in jury awards; and mortality rates. Because of these variables, the process of reserving for the ultimate loss and loss settlement expense to be incurred requires the use of informed judgment and is inherently uncertain. Consequently, actual loss and loss settlement expense reserves may deviate from our estimates and such deviations may be significant. Our reserve for workers' compensation claims at December 31, 2025 was $108.8 million and consisted of 1,273 claims, compared with $115.6 million, consisting of 1,042 claims, at December 31, 2024.
Reserve Development

We recognized favorable development in our net reserves for prior accident years totaling $14.1 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively, and adverse development of $67.8 million for the year ended December 31, 2023.
The following table details the pre-tax impact on our financial results and financial condition of reasonably likely reserve development. Our lines of business that have historically been most susceptible to significant volatility in reserve development have been shown separately and utilize hypothetical levels of volatility of 5.0 percent and 10.0 percent. Our other, less volatile, lines of business have been aggregated and utilize hypothetical levels of volatility of 3.0 percent and 5.0 percent.

(In Thousands)
Hypothetical Reserve Development Volatility Levels	-10%	-5%	+5%	+10%
Impact on loss and loss settlement expenses
Other liability	$(97,229)	$(48,615)	$48,615	$97,229
Workers' compensation	(10,877)	(5,439)	5,439	10,877
Automobile	(27,201)	(13,600)	13,600	27,201

Hypothetical Reserve Development Volatility Levels	-5%	-3%	+3%	+5%
Impact on loss and loss settlement expenses
All other lines	$(28,588)	$(17,153)	$17,153	$28,588
Reserve development is discussed in more detail under the heading "Losses and Loss Settlement Expense" in the "Results of Operations" section in this Item 7.
Appointed Actuary
The Company terminated the engagement with Regnier Consulting Group, Inc. ("Regnier") as its appointed actuary for the year ended December 31, 2024. Beginning with the 2024 reporting period, the Company's Vice President of Actuarial Reserving serves as the appointed actuary, approved by the Board of Directors. The Company has engaged a third party firm to provide an independent and unbiased assessment of the Company's reserves. We do not rely on the external consulting actuary's assessment to determine our recorded reserves; however, we review and discuss its observations on trends, key assumptions, and actuarial methodologies, and consider these items when determining our recorded reserves.
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
A change in any one or more of these assumptions is likely to result in an ultimate liability different from the original actuarial estimate. Such changes in estimates may be material. For example, a 100 basis point decrease in our estimated discount rate would increase the pension benefit obligation at December 31, 2025 by $20.9 million while a 100 basis point increase in the rate would decrease the pension benefit obligation by $17.3 million, for the same period.
A 100 basis point decrease in our estimated long-term rate of return on pension plan assets would increase the benefit expense for the year ended December 31, 2025 by $2.3 million, while a 100 basis point increase in the rate would decrease benefit expense by $2.3 million, for the same period. Corresponding with the impact on benefit expense, there would be an offsetting impact to pension plan assets.
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
Catastrophe losses is an operational measure that utilizes the designations of the Insurance Services Office ("ISO") and is reported with losses and loss adjustment expense amounts net of reinsurance recoverables, unless specified otherwise. In addition to ISO catastrophes, we also include as catastrophes those events which may include U.S. or international losses, that we believe are, or will be, material to our operations, either in amount or in number of claims made. Catastrophes are not predictable and are unique in terms of timing and financial impact. While management estimates catastrophe losses as incurred, due to the inherently unique nature of catastrophe losses, the impact in a reporting period is inclusive of catastrophes that occurred in the reporting period, as well as development on catastrophes that may have occurred in prior periods.
Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes development on catastrophe losses.

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the years ended December 31, 2025, 2024 and 2023, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.

Financial Highlights

	Years Ended December 31,

(In Thousands)	2025	2024	2023
Revenues
Net earned premium	$1,292,696	$1,176,750	$1,034,587
Net investment income	97,538	81,986	59,606
Net investment gains (losses)	(3,822)	(5,429)	1,274
Total revenues	$1,386,412	$1,253,307	$1,095,467

Benefits, losses and expenses
Losses and loss settlement expenses	$764,402	$744,605	$769,414
Amortization of deferred policy acquisition costs	315,323	281,338	244,991
Other underwriting expenses	146,609	140,942	115,800
Interest expense	11,267	7,281	3,260
Other non-underwriting expenses	875	2,107	1,723
Total benefits, losses and expenses	$1,238,476	$1,176,273	$1,135,188
Income (loss) before income taxes	$147,936	$77,034	(39,721)
Income tax expense (benefit)	29,745	15,077	(10,021)
Net income (loss)	$118,191	$61,957	$(29,700)

Combined ratio:
Net loss ratio	59.1%	63.3%	74.4%
Underwriting expense ratio	35.7%	35.9%	34.9%
Combined ratio	94.8%	99.2%	109.3%

Additional ratios(1):
Net loss ratio	59.1%	63.3%	74.4%
Catastrophes	3.2%	5.4%	6.2%
Reserve development (favorable) unfavorable	(0.4)%	—%	6.0%
Underlying loss ratio (non-GAAP)	56.3%	57.9%	62.2%
Underwriting expense ratio	35.7%	35.9%	34.9%
Underlying combined ratio (non-GAAP)	92.0%	93.8%	97.1%
NM = not meaningful
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part II, Item 7 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premium, less ceded premium. The following shows our written premium for the years ended December 31, 2025, 2024 and 2023:

(In Thousands)				2025	2024
Years ended December 31,	2025	2024	2023	vs. 2024	vs. 2023
Direct written premium	$1,308,916	$1,177,511	$1,061,358	11.2%	10.9%
Assumed written premium	199,942	217,904	159,335	(8.2)	36.8
Ceded written premium	(162,639)	(163,945)	(153,792)	(0.8)	6.6
Net written premium	$1,346,219	$1,231,470	$1,066,901	9.3%	15.4%
See 'Premiums' below for a description of the changes in premiums for the years presented.
Revenues
Premiums
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premium. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the years ended December 31, 2025, 2024 and 2023:

(In Thousands)				2025	2024
Years ended December 31,	2025	2024	2023	vs. 2024	vs. 2023
Direct earned premium	1,259,966	1,109,903	1,017,917	13.5%	9.0%
Assumed earned premium	206,708	214,043	161,628	(3.4)%	32.4%
Ceded earned premium	(173,978)	(147,196)	(144,958)	18.2%	1.5%
Net earned premium	$1,292,696	$1,176,750	$1,034,587	9.9%	13.7%
Direct Premium
Direct premium is the total policy premium, net of cancellations, associated with policies issued and underwritten by our property and casualty insurance business. Direct premium increased $150.1 million in 2025 as compared to 2024 and increased $92.0 million in 2024 as compared to 2023 primarily due to growth in our core commercial lines resulting from improved retention, increased pricing and substantial new business production.
Assumed Premium
Assumed premium is the total premium associated with the insurance risk transferred to us by other insurance and reinsurance companies pursuant to reinsurance contracts. Assumed premium decreased $7.3 million in 2025 as compared to 2024 due to targeted management actions of exiting certain reinsurance programs, while assumed premium increased $52.4 million in 2024 as compared to 2023 due to the addition of new programs and cedant growth.

Ceded Premium
Ceded premium is the portion of direct premium that we cede to our reinsurers under our reinsurance contracts. Ceded premium increased $26.8 million in 2025 due to growth in the subject premium base and ceded reinsurance premium adjustments. For 2024, the ratio of ceded premium to direct premium remained flat as compared to 2023, due to rate decreases in property offsetting rate increases in casualty.
Net Investment Income
Net investment income was $97.5 million for the year ended December 31, 2025, an increase of $15.6 million or 19.0% from the year ended December 31, 2024. The increase was primarily from our fixed income portfolio increase of $17.9 million or 25.7%, as a result of portfolio management actions, including investing at higher rates, and portfolio growth, offset by lower income on other long-term investments.
Net investment income was $82.0 million for the year ended December 31, 2024, an increase of $22.4 million or 37.5% from the year ended December 31, 2023. The increase was primarily from our fixed income portfolio increase of $13.5 million or 23.9%, as a result of portfolio management actions, including investing at higher rates and the strategic re-allocation of equity securities into fixed maturity securities.
The following table details our net investment income for the years ended December 31, 2025, 2024, and 2023:

(In thousands, except average yields)	2025	2024	2023
Investment income:
Interest on fixed maturities	$87,642	$69,703	$56,243
Dividends on equity securities	—	341	3,548
Income (loss) on other long-term investments	6,944	7,939	(31)
Other	15,123	14,951	9,324
Total investment income	$109,709	$92,934	$69,084
Less investment expenses	12,171	10,948	9,478
Net investment income	$97,538	$81,986	$59,606

Average yield on fixed income securities pre-tax(1)	4.29%	3.73%	3.28%
Average yield on investment portfolio pre-tax	3.91%	3.67%	3.02%
(1) Fixed income securities yield excluding net unrealized investment gains/losses and expenses.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $3.8 million for the year ended December 31, 2025 as compared to net investment losses of $5.4 million for the year ended December 31, 2024. The primary reason for the change relates to management actions within the Company's fixed income portfolio to reinvest at higher rates for the year ended December 31, 2024 and an impairment loss recognized on a commercial mortgage loan for the year ended December 31, 2025.
Net investment losses were $5.4 million for the year ended December 31, 2024 as compared to net investment gains of $1.3 million for the year ended December 31, 2023. The primary reason for the change relates to management actions within the Company's fixed income portfolio to reinvest at higher rates.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on investment gains and losses.

Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following shows losses and loss settlement expenses for the years ended December 31, 2025, 2024 and 2023:

(In Thousands) Years Ended December 31,	2025	2024	2023
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$728,502	$681,604	$642,915
Impact of catastrophes, including prior year reserve development	41,090	63,154	64,152
Prior year (favorable) unfavorable reserve development on non-catastrophe losses	(5,190)	(153)	62,347
Loss and loss settlement expenses	$764,402	$744,605	$769,414

Net loss ratio	59.1%	63.3%	74.4%
For the year ended December 31, 2025, our loss and loss settlement expenses were $19.8 million, or 2.7%, higher than 2024 and our net loss ratio improved 4.2 points. This was driven by the overall increase and growth in company business, improvement in the underlying loss ratio, favorable prior year development, and a favorable year for catastrophe losses. The underlying loss ratio improvement was driven in part by higher pricing, continued favorable frequency in most major lines, and favorable large loss experience in property lines.
The Company experienced $5.2 million of favorable development, excluding catastrophe losses, in our net reserves for prior accident years for the year ended December 31, 2025. Favorable development in commercial automobile and fire and allied lines was largely offset by adverse development in commercial other liability. The commercial automobile favorable development of $22.3 million is a function of favorable experience as well as case-basis and IBNR reserve strengthening in recent years. Favorable development in fire and allied lines of $10.0 million is driven in part by reactions to favorable large loss experience in recent accident years. Adverse development in commercial other liability reflects the company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.
In 2025, our pre-tax catastrophe losses were $41.1 million, a decrease of $22.1 million compared to $63.2 million in 2024. In 2025, our catastrophe losses included 62 events. Catastrophe losses in 2025 added 3.2 points to the combined ratio, which is below our historical 10-year average. The Company continues to evaluate and limit our exposure in regions prone to naturally occurring catastrophic events through a combination of geographic diversification and restrictions on the amount and location of new business production in such regions. We intend to continue with targeted underwriting and rate initiatives in some regions and/or purchase additional reinsurance as necessary to reduce our exposure.
2024 Results
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
The Company experienced $0.2 million of favorable development, excluding catastrophe losses, in our net reserves for prior accident years for the year ended December 31, 2024. For non-catastrophe losses, favorable development in commercial automobile and fire and allied lines was offset by adverse development in commercial other liability. The commercial automobile favorable development of $34.5 million is a function of favorable experience as well as case-basis and IBNR reserve strengthening in recent years. Favorable development in fire and allied lines of $10.5 million is driven in part by reactions to favorable large loss experience in recent accident years. Adverse development in commercial other liability reflects the company's continued response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity.
In 2024, our pre-tax catastrophe losses were $63.2 million, a decrease of $1.0 million compared to $64.2 million in 2023. In 2024, our catastrophe losses included 74 events. Catastrophe losses in 2024 added 5.4 points to the combined ratio, which is below our historical 10-year average. The Company continues to evaluate and limit our exposure in regions prone to naturally occurring catastrophic events through a combination of geographic diversification and restrictions on the amount and location of new business production in such regions. We intend to continue with targeted underwriting and rate initiatives in some regions and/or purchase additional reinsurance as necessary to reduce our exposure.
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
The Company experienced $62.3 million of adverse development, excluding catastrophe losses, in our net reserves for prior accident years for the year ended December 31, 2023. Commercial other liability lines experienced adverse development of $52.9 million primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The increases in these longer tail lines, especially in accident years 2016-2019, related to social and economic inflation, and prompted a re-evaluation of trend assumptions for more recent accident years. The commercial automobile line of business also experienced adverse development of $9.0 million related to increasing severity largely in post-COVID-19 accident years. Commercial fire and allied lines experienced adverse development of $4.4 million largely due to development on both catastrophe and non-catastrophe losses, primarily from accident year 2022. The assumed reinsurance line of business contributed an additional $3.5 million of adverse development largely driven by catastrophe losses.
In 2023, our pre-tax catastrophe losses were $64.2 million, a decrease of $9.3 million compared to $73.5 million in 2022. In 2023, our catastrophe losses included 61 events. Catastrophe losses in 2023 added 6.2 points to the combined ratio, which is below our historical 10-year average.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

(In Thousands) Years ended December 31,	2025	2024	2023
Beginning balance	$147,224	$126,532	$104,225
Acquisition costs deferred	325,392	302,017	267,298
Amortization of deferred policy acquisition costs(1)	(314,432)	(281,325)	(244,991)
Ending balance	$158,184	$147,224	$126,532
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business, which is included as a component of accumulated other comprehensive income (loss).
DAC is amortized over the period the related premium is earned. Amortization increased for the years ended December 31, 2025 and 2024, primarily reflecting an increase in deferred underwriting costs associated with the growth of the business.

Net Loss Ratios by Line
The following table provides our net loss ratio for the years ended December 31, 2025, 2024 and 2023:

Years ended December 31,	2025			2024			2023
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	389,154	283,599	72.9%	$343,027	$283,034	82.5%	$320,762	$249,106	77.7%
Fire and allied lines	259,005	109,972	42.5	252,142	125,807	49.9	244,674	183,533	75.0
Automobile	287,996	166,028	57.6	239,964	138,517	57.7	208,874	176,667	84.6
Workers' compensation	65,040	43,291	66.6	54,815	37,524	68.5	53,039	33,224	62.6
Surety(1)	64,096	24,522	38.3	60,285	14,812	24.6	39,922	22,259	55.8
Miscellaneous	10,004	5,614	56.1	9,802	5,742	58.6	2,702	940	34.8
Total commercial lines	1,075,295	633,026	58.9%	$960,035	$605,436	63.1%	$869,973	$665,729	76.5%

Personal lines
Fire and allied lines	14,690	6,146	41.8%	14,237	8,325	58.5%	4,733	3,402	71.9%
Automobile	1,752	1,116	63.7	1,214	732	60.3	—	(837)	NM
Miscellaneous	2	(54)	NM	10	197	NM	22	(82)	NM
Total personal lines	16,444	7,208	43.8%	15,461	9,254	59.9%	4,755	2,483	52.2%
Reinsurance assumed(2)	200,957	124,168	61.8%	201,254	129,915	64.6%	159,859	101,202	63.3%
Total	1,292,696	764,402	59.1%	1,176,750	744,605	63.3%	$1,034,587	$769,414	74.4%
NM = not meaningful
(1) Commercial lines "Surety" previously referred to as "Fidelity and surety."
(2) Reinsurance assumed includes Lloyd's of London

Commercial Lines
The net loss ratio in our commercial lines of business was 58.9 percent in 2025 compared to 63.1 percent in 2024 and 76.5 percent in 2023. This result was driven by improvement in the underlying loss ratio, favorable prior year development, and a favorable year for catastrophe losses.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect) loss and loss adjustment expenses.

The net loss ratio improved 9.6 points in 2025 compared to 2024. The improved loss ratio was driven by the underlying and prior period development. The Company has been strengthening reserves across our portfolio in response to increased loss settlements resulting from the impact of economic and social inflation, including increased litigation activity. Additional reserve strengthening took place in 2025 but to a lesser extent than 2024.
Commercial Fire and Allied Lines
The net loss ratio improved 7.4 points in 2025 compared to 2024. Drivers include favorable large loss experience compared to earlier years and favorable catastrophe experience in 2025.
Commercial Automobile
The net loss ratio improved 0.1 points in 2025 compared to 2024. The underlying result was favorable in 2025 compared to 2024 driven by consistent pricing increases and continued favorable frequency trends associated with more restrictive underwriting guidelines and exposure appetite. This was offset by prior year development which was favorable in 2025 but to a lesser extent than 2024.
Workers' Compensation
The net loss ratio improved 1.9 points in 2025 compared to 2024. The overall improvement was driven by favorable prior year development partially offset by some large loss experience in the current accident year.

Surety
The net loss ratio deteriorated 13.7 points in 2025 compared to 2024. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. 2025 was a return to longer term profitability levels and disciplined underwriting, while 2024 benefited from unusually early favorable large loss results.
Personal Lines
The net loss ratio improved 16.1 points in 2025 compared to 2024, due to proportional assumed reinsurance for homeowners multi-peril coverage included in personal fire and allied lines.
Reinsurance Assumed
The net loss ratio improved 2.8 points in 2025 compared to 2024. Our assumed reinsurance portfolio is comprised of contracts that provide reinsurance protection to unaffiliated insurance companies. We only reinsure companies with attractive expected profitability, relevant materiality, and strong reputation. Our reinsurance business focuses on long-term relationships. The 2025 non-catastrophe result was relatively consistent with 2024. The business is benefiting from increased pricing and tightly managed loss exposure. Some adverse prior year development was recognized in 2025 driven by worse than expected losses on a few accounts. The overall improvement in 2025 was driven by favorable catastrophe results.

Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

(In Thousands) Years Ended December 31,	2025	2024	2023
Amortization of deferred policy acquisition costs	$315,323	$281,338	$244,991
Other underwriting expenses	146,609	140,942	115,800
Underwriting expenses	$461,932	$422,280	$360,791

Net earned premium	1,292,696	1,176,750	1,034,587
Expense ratio(1)	35.7%	35.9%	34.9%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.
The decrease in expense ratio in 2025 as compared to 2024 is driven by expense management actions and growth, partially offset by accelerated development of our new policy administration system implemented in 2025, and increased performance-based compensation for employees and agents due to current year achievements.
The increase in expense ratio in 2024 as compared to 2023 is due primarily to investments in talent to deepen expertise across the Company; accelerated development of the new policy administration system (implemented in 2025); and increased performance-based compensation for employees and agents due to current year achievements.
Interest Expenses
The following is a summary of interest expense:

(In Thousands) Years Ended December 31,	2025	2024	2023
Interest paid	$11,267	$7,281	$3,260
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020, and $70.0 million and $30.0 million of senior unsecured notes issued in May 2024 and July 2025, respectively. Interest expense increased in 2025 due to the issuance of the senior unsecured notes. Refer to Note 13 "Debt" in Part II, Item 8 for more information on long term debt.

Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

(In Thousands) Years Ended December 31,	2025	2024	2023
Income (loss) before income taxes	$147,936	$77,034	$(39,721)
Income tax expense (benefit)	29,745	15,077	(10,021)
Effective tax rate(1)	20.1%	19.6%	25.2%
(1)The effective tax rate is calculated by dividing 'Income tax expense (benefit)' by 'Income (loss) before income taxes'

The consolidated effective tax rate for 2025 was 20.1 percent, compared with 19.6 percent in 2024 and 25.2 percent in 2023. The effective tax rate for the year ended December 31, 2025 differs from the statutory rate of 21% primarily due to the net effect of tax-exempt municipal bond interest, state income taxes and interest on a federal tax refund.
Refer to Note 7 "Income Tax" in Part II, Item 8 for more information on income taxes, including deferred tax assets and liabilities.

Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating earnings:

Net Income Reconciliation
(In Thousands) Years Ended December 31,	2025	2024	2023
Income statement data
Net income (loss)	$118,191	$61,957	$(29,700)
Less: Net investment gains (losses), after-tax	(3,019)	(4,289)	1,006
Adjusted operating income (loss)	$121,210	$66,246	$(30,706)

Adjusted operating income reported in 2025 was primarily due to an increase in net earned premium of $115.9 million combined with a decrease in the underlying loss ratio by 1.6 points to 56.3%, a decrease in the catastrophe loss ratio of 2.2 points to 3.2%, and favorable prior year reserve development of 0.4 points in 2025. In addition, net investment income increased by $15.6 million. The underwriting expense ratio improved 0.2 points to 35.7%.

Adjusted operating income reported in 2024 was primarily due to an increase in net earned premium of $142.2 million combined with a decrease in the underlying loss ratio by 4.3 points to 57.9%, a decrease in the catastrophe loss ratio of 0.8 points to 5.4%, and no prior year reserve development. In addition, net investment income increased by $23.2 million. The underwriting expense ratio increased 1.0 point to 35.9%

Adjusted operating loss reported in 2023 was primarily due to an increase in losses and loss settlement expenses of $132.1 million attributable to adverse reserve development of $67.8 million which added 6.0 points to the loss ratio. In addition, an increase in amortization of deferred acquisition costs of $32.0 million contributed to the operating loss. These were partially offset with an increase in net earned premium of $83.0 million and higher investment income of $15.0 million.
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

We monitor our portfolio to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. The Company entered into an investment management agreement with NEAM effective as of February 1, 2024, pursuant to which NEAM will provide investment management services.
Investment Portfolio
Our invested assets at December 31, 2025 totaled $2.5 billion as compared to $2.1 billion at December 31, 2024. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds.

The composition of our investment portfolio at December 31, 2025 is presented at carrying value in the following table:

		Percent
(In Thousands, except ratios)	Carrying Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$104,104	4.0%
States, municipalities and political subdivisions	261,734	11.0
Corporate	783,154	32.0
Residential mortgage-backed	715,597	29.0
Commercial mortgage-backed	145,407	6.0
Other asset-backed	195,354	8.0
Total Fixed maturities, available-for-sale	2,205,350	90.0
Mortgage loans	30,830	1.0
Other long-term investments(2)	228,507	9.0
Total	$2,464,687	100.0%
(1) Available-for-sale fixed maturity securities are carried at fair value.
(2) As a member of Lloyd’s, the Company participates in the Syndicate results which include the fair value of the investments. Starting in Q4 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $127.9 million as of December 31, 2025. Also included in our "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $99.2 million at December 31, 2025.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at December 31, 2025 and 2024. Information contained in the table is generally based upon issuer credit ratings provided by external rating agencies.

(In Thousands)	December 31, 2025		December 31, 2024
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$574,379	26.0%	$1,013,702	54.3%
AA	894,246	40.6	243,353	13.0
A	481,633	21.8	373,208	20.0
Baa/BBB	207,649	9.4	233,523	12.5
Other/Not Rated	47,443	2.2	4,545	0.2
	$2,205,350	100.0%	$1,868,331	100.0%

As of December 31, 2025 and 2024, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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

The weighted average effective duration of our portfolio of fixed maturity securities was 4.3 years at December 31, 2025 compared to 4.2 years at December 31, 2024.

Refer to Note 2 "Investments" in Part II, Item 8 for more information on investment maturities.
Unrealized Investment Gains and Losses
Net unrealized investment losses, after tax, totaled $25.3 million, $72.2 million and $67.0 million as of December 31, 2025, 2024 and 2023, respectively. The unrealized investment loss position improved from December 31, 2024 due to the decrease in the bond market interest rates during the twelve-month period ended December 31, 2025. The net unrealized investment losses in 2024 and 2023 were a result of continued elevated interest rates that resulted in a change in unrealized gains and losses.
Refer to Note 2 "Investments" in Part II, Item 8 for more information on net unrealized investment gains and losses.
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

At December 31, 2025, our watch list included five fixed maturity securities in an unrealized loss position with an amortized cost of $13.4 million, no allowance for expected credit losses, unrealized losses of $0.6 million and a fair value of $12.5 million.

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
Ceded Reinsurance
Our reinsurance allows us to manage our risk, increase our underwriting capacity and protect us from large loss events. A summary of our key reinsurance programs are as follows:
Property & Casualty Core Excess of Loss ("XOL") Treaty
Our property and casualty working program, which we refer to as the core treaty, includes a multi-line layer which applies in excess of our retention, as well as property-only and casualty-only towers above the multi-line exhaustion point. Our core treaty incepts January 1, 2026, and each layer is fully placed with the exception of the new 5th Casualty that is 50% placed. The core treaty structure has changed from the 2025 treaty year including raising the multi-line retention and eliminating the annual aggregate deductible. The layer changes are summarized in the table below. Each layer includes provisions providing for extra-contractual and excess of policy limit losses and terrorism coverage. However, included coverage varies based on individual reinsurer participation of each layer. The multi-line treaty includes a provision that limits the per occurrence maximum limit to $12 million. Reinstatement is free and unlimited. This treaty provides coverage to the majority of the commercial property and casualty business that we write. The multi-line treaty combined with the property per risk provides for a combined limit of $46 million coverage excess of the $4 million retention, as compared to $3.0 million retention for the years 2022 through 2025, $2.5 million retention for the years 2021 through 2016, and $2.0 million for the years 2015 through 2012. The 1st Property Per Risk includes six free reinstatements of the full limit. The 2nd and 3rd Property Per Risk layers include one reinstatement to the full amount at the same premium. A semi-automatic property facultative treaty is in place providing coverage for a limit of $25 million excess of $50 million, which brings the combined treaty coverage limit available for an eligible risk to $71 million excess of $4 million. If we have a property risk that requires limits in excess of our reinsured limit, facultative reinsurance is obtained. The multi-line treaty combined with the casualty tower provides for a combined limit of $76 million excess of the $4 million retention, including the 5th layer co-participation. This treaty protects from a loss to an individual policyholder or clash event where an occurrence involves multiple policyholders. The 1st Casualty includes six free reinstatements of the full limit, while the Casualty 2nd, 3rd, 4th, and 5th include a single reinstatement of the full limit at the same premium. The casualty layers include a provision that limits the maximum amount of any one life for workers' compensation losses. At times we may obtain separate casualty facultative reinsurance to cover specific exposures or policies, based on particular exposures presented by a policyholder.

Layer	Limit	Retention	Placement
Multi-Line	3,000	4,000	100%
Property Per Risk 1st	4,000	7,000	100%
Property Per Risk 2nd	14,000	11,000	100%
Property Per Risk 3rd	25,000	25,000	100%
Casualty 1st	4,000	7,000	100%
Casualty 2nd	10,000	11,000	100%
Casualty 3rd	19,000	21,000	100%
Casualty 4th	20,000	40,000	100%
Casualty 5th	20,000	60,000	50%

Property Catastrophe XOL
Effective January 1, 2026, the Company continued the pillar occurrence in addition to the property catastrophe XOL ceded reinsurance programs. No substantive structural changes were made to the property catastrophe XOL or pillar occurrence. With respect to the pillar occurrence, the event retention for Named Storm and Earthquake remains at $5.0 million while the event retention for All Other Perils remains at $4.0 million. The property catastrophe XOL remains fully placed, while the pillar occurrence placement was increased to 85%. We did not experience any property catastrophe events that produced a ceded loss to either program in 2023, 2024 or 2025. Our corporate property catastrophe reinsurance program, effective January 1, 2026, is an XOL treaty. The program consists of $130.0 million in coverage for losses in excess of $20.0 million. The treaty protects from catastrophic events such as earthquakes, hail, windstorms, and fires. The treaty consists of three layers and is fully placed. It includes provisions providing for extra-contractual and excess of policy limit losses and contains exclusions for communicable diseases and cyber loss. The property casualty XOL treaty includes a terrorism exclusion. Additionally, each layer can be reinstated once to its full amount at the same premium. The property catastrophe treaty limit was increased as of January 1, 2026 and retention remained the same as the prior year.

Layer	Limit	Retention	Placement
First	$15,000	$20,000	100%
Second	$35,000	$35,000	100%
Third	$80,000	$70,000	100%
Earthquake and Flood XOL Treaty
We delegate underwriting authority to write a portfolio of Pacific Coast earthquake business. This arrangement began in 2019. An XOL treaty, effective January 1, 2026, is in place to specifically and exclusively reinsure business written through this arrangement. This program consists of $190.0 million for losses in excess of $10.0 million and is fully placed. Each layer can be reinstated once to its full amount at the same premium.

Layer	Limit	Retention	Placement
First	25,000	10,000	100%
Second	35,000	35,000	100%
Third	70,000	70,000	100%
Fourth	60,000	140,000	100%
Surety Per Principal XOL Treaty
Our surety treaty incepts on January 1, 2026 and is an XOL treaty. The program consists of $60.0 million in coverage for losses in excess of $5.0 million per principal. The first layer includes three paid reinstatements, while the second and third include one paid reinstatement. Losses are considered discovered to the treaty year in accordance with the contract terms and conditions. A new fourth layer was placed in 2026 to address business unit objectives and meet risk management priorities.

Layer	Limit	Retention	Placement
First	5,000	5,000	100%
Second	15,000	10,000	100%
Third	25,000	25,000	100%
Fourth	15,000	50,000	100%
Terrorism Coverage
Our principal terrorism reinsurance protection is the coverage provided through the Terrorism Risk Insurance Program Reauthorization Act of 2019 ("TRIPRA"), effective through December 31, 2027. TRIPRA coverage includes most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, with exclusions for commercial automobile insurance, burglary and theft insurance, surety, professional liability insurance and farm owners' multiple peril insurance. For calendar year 2025, the aggregate losses exceeding a threshold of $200.0 million industry-wide would be covered under this protection. Our TRIPRA deductible was $138.5 million for 2025 and our TRIPRA deductible is expected to be $159.2 million for 2026. Our catastrophe and non-catastrophe reinsurance programs provide limited coverage for terrorism exposure excluding nuclear, biological and chemical-related claims.
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

For the year ended December 31, 2025, we made strategic changes in the assumed portfolio to protect margins. Some of the casualty quota share agreements were not seeing rates keep up with loss trends and we elected to non-renew certain agreements. Partially offsetting the reduction in premiums due to these underwriting decisions, we continued to grow our mortgage reinsurance and financial lines reinsurance portfolio. We are also seeing successful, profitable growth with select managing general agents whom we reinsure, and we are growing our business in the Lloyd's market as the opportunities in that market are among the best available currently.
For the year ended December 31, 2024, we broadened the scope of our assumed portfolio by growing our client base and building around the renewal business. We grew our standard property and casualty treaty business while holding our property catastrophe retrocessional and Lloyd's businesses to only modest change. We engaged in the mortgage reinsurance market where conditions were favorable. We also incepted a few new managing general agent programs in the cyber liability and transactional liability markets.
For the year ended December 31, 2023 we continued to grow our assumed programs by renewing the programs added in 2022 and continuing to diversify our risks. We reduced exposure in property catastrophe retrocessional treaty and managing general agent treaty, while significantly growing our standard property and casualty treaty and Lloyd's businesses.
Reinsurer Credit Quality
We use many reinsurers, both domestic and foreign, which helps us to avoid concentrations of credit risk associated with our reinsurance. Our criteria for selecting reinsurance markets is to generally require capital and surplus of at least $500.0 million and an A.M. Best rating or an S&P rating of at least "A-." If a reinsurer is rated by both rating agencies, then both ratings must be at least an "A-." Our key reinsurance programs are placed with reinsurers holding a rating of A- or better as of December 31, 2025. For the small amount of reinsurance capacity we utilize that doesn't meet our criteria, markets are required to collateralize the risk.

The following table represents the primary reinsurers we utilize and their financial strength ratings as of December 31, 2025:

Name of Reinsurer	A.M. Best	S&P Rating
Swiss Reinsurance American Corporation(1)	A+	AA-
Hannover Ruck SE(1)(2)	A+	AA-
Certain Underwriting Members of Lloyd's of London(1)(2)	A+	AA-
Arch Reinsurance Company(1)	A+	A+
Berkely Reinsurance Company(1)	A+	A+
Partner Reinsurance Company of the US(1)(2)	A+	A+
R&V Versicherung AG(1)	NR	A+
MS Amlin AG(1)(2)	A+	A+
Renaissance Reinsurance US Inc(1)	A+	A+
SCOR Reinsurance Company(2)	A	A+
Axis Reinsurance Company(2)	A	A+
(1) Primary reinsurers participating in the property and casualty excess of loss programs.
(2) Primary reinsurers participating in the surety excess of loss program.
Refer to Part II, Item 8, Note 4 "Reinsurance" for further discussion of our reinsurance programs.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity measures our ability to generate sufficient cash flows to meet our short-term cash obligations and long-term cash obligations. Our cash inflows are primarily a result of the receipt of premiums, reinsurance recoveries, sales or maturities of investments, and investment income. Cash provided from these sources is used to fund the payment of losses and loss settlement expenses, the purchase of investments, operating expenses, dividends and interest payments and common stock repurchase, as well as pension plan contributions, as necessary. When considering our liquidity and cash flow, it is important to distinguish between the needs of our insurance subsidiaries and the needs of the holding company, United Fire Group, Inc. As an insurance holding company with no significant independent operations of our own, United Fire Group, Inc. derives its cash primarily from its insurance subsidiaries.
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
The following table displays a summary of cash sources and uses in 2025, 2024 and 2023:

Cash Flow Summary	Years Ended December 31,
(In Thousands)	2025	2024	2023
Cash provided by (used in)
Operating activities	$269,743	$340,304	$171,736
Investing activities	(325,963)	(292,487)	(149,886)
Financing activities	11,603	51,086	(16,454)
Net increase (decrease) in cash and cash equivalents	$(44,617)	$98,903	$5,396
At December 31, 2025, our cash and cash equivalents included $44.8 million related to money market accounts, compared to $23.1 million at December 31, 2024.
Operating Activities
Net cash flows provided by operating activities totaled $269.7 million, $340.3 million and $171.7 million in 2025, 2024 and 2023, respectively. The primary cash inflows from operating activities include insurance premiums and net investment income. The primary cash outflows from operating activities are comprised of payment of losses and loss settlement expenses, taxes and operating expenses. Our cash flows from operating activities were sufficient to meet our liquidity needs for the years ended December 31, 2025, 2024 and 2023.

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
Sales of investments and proceeds from calls or maturities of fixed maturity securities also can provide liquidity. During the next five years, $420.2 million, or 18.8 percent of our fixed maturity security portfolio will mature.
Net cash flows used in investing activities totaled $326.0 million, $292.5 million and $149.9 million in 2025, 2024, and 2023, respectively. In 2025, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments that totaled $394.5 million compared to $680.0 million and $162.1 million for the same period in 2024 and 2023, respectively. Our cash outflows for investment purchases totaled $714.0 million in 2025, compared to $960.6 million and $301.1 million for the same period in 2024 and 2023, respectively.
Financing Activities
Net cash flows provided by financing activities totaled $11.6 million and $51.1 million for the years ended December 31, 2025 and 2024, respectively, due to the successful placement of $30.0 million and $70.0 million of senior unsecured notes in July 2025 and May 2024, respectively. Net cash flows used in financing activities totaled $16.5 million in 2023. The net cash flows used in financing activities are primarily the payment of cash dividends of $16.3 million, $16.2 million and $16.2 million in 2025, 2024 and 2023, respectively.
Contractual Obligations and Commitments
As of December 31, 2025, our required annual payments relating to contractual and other obligations were as follows:

(In Thousands)	Payments Due By Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Loss and loss settlement expense reserves	$1,924,826	$562,036	$745,458	$325,062	$292,270
Long term debt	277,313	12,438	24,875	24,875	215,125
Operating leases	13,971	7,612	5,513	812	34
Profit-sharing commissions	30,300	30,300	—	—	—
Total	$2,246,410	$612,386	$775,846	$350,749	$507,429
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
Long term debt
Our long term debt obligations are $50.0 million of private placement notes issued in December 2020, $70.0 million of senior unsecured notes issued in May 2024 and $30.0 million of senior unsecured notes issued in July 2025. For further discussion of our long term debt, refer to Part II, Item 8, Note 13 "Debt."

Operating Leases
Our operating lease obligations are for the rental of office space, vehicles, computer equipment and office equipment. For further discussion of our operating leases, refer to Part II, Item 8, Note 12 "Lease Commitments."
Profit-Sharing Commissions
We offer our agents a profit-sharing plan as an incentive for them to place high-quality property and casualty insurance business with us. Based on business produced by the agencies in 2025, property and casualty agencies expect to receive profit-sharing payments of $30.3 million in 2026.
Funding Commitments
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $15.9 million at December 31, 2025.
Guaranty Fund Assessments
The Company is subject to guaranty fund and other assessments by the states in which it writes business. At December 31, 2025 the accrued liability for guaranty fund assessments was $0 and the premium tax benefit asset was $1.9 million. Guaranty fund assets are typically realized over the next five to 10 years. No discount is applied to the liability for assessments.
Legal Proceedings
The Company is a party to various claims and litigation incidental to its business, which, based on the facts and circumstances currently known, are not material to the Company's results of operations or financial position as of December 31, 2025.
Commitments for Capital Expenditures
Dividends
Dividends paid to shareholders totaled $16.3 million, $16.2 million and $16.2 million in 2025, 2024 and 2023, respectively. Payment of any future dividends and the amounts of such dividends depends upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As an insurance holding company with no significant independent operations of its own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2025 UF&C is able to make a maximum of $50.6 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.

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
The Company did not repurchase any shares of our common stock during the years ended December 31, 2025, 2024 and 2023. At December 31, 2025, we remain authorized to purchase up to one million shares of our common stock.
Credit Facilities
In December 2023, the Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Membership allows access to loans or advances. As of December 31, 2025, there were no advances outstanding under the FHLB Des Moines agreement. Refer to Note 13 "Debt" in Part II, Item 8 for further information regarding the agreement with FHLB Des Moines.
Stockholders' Equity
Stockholders' equity increased 20.4 percent to $941.2 million at December 31, 2025, from $781.5 million at December 31, 2024. The increase is primarily attributed to net income of $118.2 million and a decrease in net unrealized losses on fixed maturity securities, net of tax, of $47.0 million, partially offset with shareholder dividends of $16.3 million. As of December 31, 2025, the book value per share of our common stock was $36.88, compared to $30.80 at December 31, 2024.
Recently Issued Accounting Standards
Information specific to accounting standards we adopted for the year ended December 31, 2025 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part II, Item 8, "Financial Statements and Supplementary Data."

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
The carrying value of the Company's investment portfolio at December 31, 2025 and 2024 was $2.5 billion and $2.1 billion, respectively, of which 89.5% and 89.3%, respectively, was invested in fixed maturity securities. The primary market risks to our portfolio include interest rate risk, credit risk, and foreign currency exchange rate risk. Duration of the portfolio is a key calculation that is managed relative to the payout pattern of our reserve liabilities. The exposure to equity price risk was eliminated in 2024 with repositioning of equity securities into fixed maturity securities.

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
The amounts set forth in the following table detail the impact of hypothetical interest rate changes on the fair value of fixed maturity securities held at December 31, 2025. The sensitivity analysis measures the change in fair values arising from immediate changes in selected interest rate scenarios. We employed hypothetical parallel shifts in the yield curve of plus or minus 100 and 200 basis points in the simulations. Additionally, based upon the yield curve shifts, we employ estimates of prepayment speeds for mortgage-related products and the likelihood of call or put options being exercised within the simulations.
The selection of a 100-basis-point and 200-basis-point increase or decrease in interest rates should not be construed as a prediction by our management of future market events, but rather as an illustration of the potential impact of an event.

December 31, 2025	-200 Basis	-100 Basis		+100 Basis	+ 200 Basis
(In Thousands)	Points	Points	Base	Points	Points
AVAILABLE-FOR-SALE
Fixed maturities:
U.S. Treasury and government agencies	$110,480	$107,987	$104,104	$99,227	$94,277
States, municipalities and political subdivisions	284,570	273,576	261,734	246,327	229,691
Corporate	867,262	823,672	783,154	745,344	710,139
Residential mortgage-backed	772,851	745,743	715,597	679,187	639,771
Commercial mortgage-backed	166,500	155,307	145,407	136,606	128,748
Other asset-backed	234,150	213,044	195,354	180,394	167,630
Total Available-For-Sale Fixed Maturities	$2,435,813	$2,319,329	$2,205,350	$2,087,085	$1,970,256
To the extent actual results differ from the assumptions utilized, our duration and interest rate measures could be significantly affected. As a result, these calculations may not fully capture the impact of nonparallel changes in the relationship between short-term and long-term interest rates.
Credit Risk
Credit risk is the willingness and ability of a borrower to repay on time and in full any principal and interest due to the lender. Losses related to credit risk are realized through the income statement and have a direct impact on earnings. We believe that we maintain the appropriate balance of risk in our portfolio, consistent with our Investment Policy Statement and ensure the portfolio is compensated appropriately for the credit risk it holds. We do have within our municipal bond holdings a small number of securities whose ratings were enhanced by third-party insurance for the payment of principal and interest in the event of an issuer default. Of the municipal securities in our investment portfolio, 86.2 percent and 93.1 percent were rated "AA" or above, and 100.0 percent and 100.0 percent were rated "A" or above at December 31, 2025 and 2024, respectively, without the benefit of insurance. Due to the underlying financial strength of the issuers of the securities, we believe that the loss of insurance would not have a material impact on our operations, financial position, or liquidity.
We have no direct exposure in any of the guarantors of our investments. Our five largest indirect exposures to financial guarantors accounted for $23.0 million and $10.8 million of our municipal securities at December 31, 2025 and 2024, respectively.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate risk arises from the possibility that changes in foreign exchange rates will impact our financial results. Foreign currency exchange rate risk can occur as a result of investment holdings in foreign currency, settlement of amounts due to or from foreign reinsurers or our participation in Lloyd's. We consider this risk to be immaterial to our operations as of December 31, 2025.
Refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the headings "Investments" and "Part II, Item 8, Note 2 "Investments" for more information on our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2025	2024
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost of $2,239,173 and $1,961,531; allowance for credit losses of $0 and $0)	$2,205,350	$1,868,331
Mortgage loans (less allowance for credit losses of $286 and $45)	30,830	40,922
Other long-term investments	228,507	183,741
Short-term investments	—	100
Total investments	2,464,687	2,093,094
Cash and cash equivalents	156,332	200,949
Accrued investment income	18,243	15,795
Premiums receivable (net of allowance for doubtful accounts of $1,899 and $1,604)	497,920	450,801
Deferred policy acquisition costs	158,184	147,224
Property and equipment at cost (less accumulated depreciation of $85,555 and $75,866)	132,631	136,021
Reinsurance receivables and recoverables (net of allowance for credit losses of $121 and $103)	238,508	230,828
Prepaid reinsurance premiums	32,357	44,892
Intangible assets, net	3,197	3,906
Deferred tax asset, net	15,448	23,018
Income taxes receivable	532	14,181
Other assets	122,750	127,760
Total assets	$3,840,789	$3,488,469
Liabilities
Losses and loss settlement expenses	$1,924,826	$1,796,782
Unearned premium	660,210	621,448
Accrued expenses and other liabilities	168,383	171,649
Long term debt	146,200	117,059
Total liabilities	$2,899,619	$2,706,938
Stockholders' equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,522,051 and 25,378,291 shares issued and outstanding	$25	$25
Additional paid-in capital	223,887	215,851
Retained earnings	722,321	620,436
Accumulated other comprehensive income (loss), net of tax	(5,063)	(54,781)
Total stockholders' equity	$941,170	$781,531
Total liabilities and stockholders' equity	$3,840,789	$3,488,469

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income

	For the Years Ended December 31,
(In thousands, except share data)	2025	2024	2023
Revenues
Net earned premium	$1,292,696	$1,176,750	$1,034,587
Net investment income	97,538	81,986	59,606
Net investment gains (losses)	(3,822)	(5,429)	1,274
Total revenues	$1,386,412	$1,253,307	$1,095,467
Benefits, losses and expenses
Losses and loss settlement expenses	$764,402	$744,605	$769,414
Amortization of deferred policy acquisition costs	315,323	281,338	244,991
Other underwriting expenses	146,609	140,942	115,800
Interest Expense	11,267	7,281	3,260
Other non-underwriting expenses	875	2,107	1,723
Total benefits, losses and expenses	$1,238,476	$1,176,273	$1,135,188
Income (loss) before income taxes	$147,936	$77,034	$(39,721)
Income tax expense (benefit)	29,745	15,077	(10,021)
Net income (loss)	$118,191	$61,957	$(29,700)

Earnings (loss) per common share:
Basic	4.64	2.45	(1.18)
Diluted	4.48	2.39	(1.18)

Weighted average common shares outstanding:
Basic	25,470,451	25,319,973	25,249,269
Diluted	26,352,913	25,917,760	25,249,269
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(In thousands, except share data)	2025	2024	2023
Net income (loss)	$118,191	$61,957	$(29,700)
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$55,644	$(13,466)	$26,373
Change in net benefit asset plans and obligations	1,138	2,089	18,953
Foreign currency translation adjustment	2,337	(200)	—
Other comprehensive income (loss), before tax and reclassification adjustments	59,119	(11,577)	45,326
Income tax effect	(12,420)	2,388	(9,518)
Other comprehensive income (loss), after tax, before reclassification adjustments	46,699	(9,189)	35,808
Reclassification adjustments for:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	3,822	6,791	718
Net benefit asset plans and obligations included in other underwriting expense	—	—	207
Total reclassification adjustments, before tax	3,822	6,791	925
Income tax effect	(803)	(1,426)	(194)
Total reclassification adjustments, after tax	3,019	5,365	731
Comprehensive income (loss)	$167,909	$58,133	$6,839

The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Stockholders' Equity

	For the Years Ended December 31,
(In thousands, except share data)	2025	2024	2023
Common stock
Balance, beginning of year	$25	$25	$25
Balance, end of year	25	25	25
Additional paid-in capital
Balance, beginning of year	215,851	209,986	207,030
Stock based compensation	8,036	5,865	2,956
Balance, end of year	223,887	215,851	209,986
Retained earnings
Balance, beginning of year	620,436	574,691	620,555
Net income (loss)	118,191	61,957	(29,700)
Dividends on common stock ($0.64, $0.64, and $0.64 per share)	(16,306)	(16,212)	(16,164)
Balance, end of year	722,321	620,436	574,691
Accumulated other comprehensive income (loss)
Balance, beginning of year	(54,781)	(50,957)	(87,496)
Change in net unrealized investment gain (loss)(1)	46,973	(5,274)	21,402
Change in liability for underfunded employee benefit plans(2)	899	1,650	15,137
Foreign currency translation adjustment	1,846	(200)	—
Balance, end of year	(5,063)	(54,781)	(50,957)
Total stockholders' equity	$941,170	$781,531	$733,745

Common stock shares outstanding
Balance, beginning of year	25,378,291	25,269,842	25,210,541
Stock based compensation	143,760	108,449	59,301
Balance, end of year	25,522,051	25,378,291	25,269,842
(1)The change in net unrealized gain (loss) is net of reclassification adjustments and income taxes.
(2)The change in liability for underfunded employee benefit plans is net of income taxes.
The Notes to Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$118,191	$61,957	$(29,700)
Adjustments to reconcile net income to net cash provided by operating activities
Net accretion of bond premium	1,550	4,531	7,092
Depreciation and amortization	10,770	10,904	10,508
Stock-based compensation expense	9,029	5,517	3,246
Net investment (gains) losses	4,281	5,901	(1,547)
Net cash flows from trading investments	—	56,381	116,080
Deferred income tax benefit	(5,653)	(8,392)	(8,308)
Changes in:
Accrued investment income	(2,448)	139	(1,454)
Premiums receivable	(47,119)	13,990	(99,062)
Deferred policy acquisition costs	(10,960)	(20,692)	(22,307)
Reinsurance receivables	(7,680)	(7,559)	(52,316)
Prepaid reinsurance premiums	12,535	(17,210)	(16,382)
Income taxes receivable	13,649	7,282	9,955
Other assets	5,099	(2,277)	(34,403)
Losses, claims and loss settlement expenses	128,044	158,027	141,481
Unearned premium	38,762	72,064	74,996
Accrued expenses and other liabilities	(2,128)	1,432	70,956
Other, net	3,821	(1,691)	2,901
Net cash provided by (used in) operating activities	$269,743	$340,304	$171,736
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$121,054	$491,771	$77,388
Proceeds from call and maturity of available-for-sale investments	258,769	178,805	80,081
Proceeds from short-term and other investments	14,628	9,381	4,615
Purchase of available-for-sale investments	(660,233)	(872,850)	(273,081)
Purchase of mortgage loans	—	—	(8,137)
Purchase of short-term and other investments	(53,735)	(87,724)	(19,866)
Net purchases and sales of property and equipment	(6,446)	(11,870)	(10,886)
Net cash provided by (used in) investing activities	$(325,963)	$(292,487)	$(149,886)
Cash Flows From Financing Activities
Debt note issuance	$30,000	$70,000	$—
Debt note issuance costs	(1,098)	(3,050)	—
Payment of cash dividends	(16,306)	(16,212)	(16,164)
Issuance of common stock	(993)	348	(290)
Net cash provided by (used in) financing activities	$11,603	$51,086	$(16,454)
Net Change in Cash and Cash Equivalents	$(44,617)	$98,903	$5,396
Cash and Cash Equivalents at Beginning of Year	200,949	102,046	96,650
Cash and Cash Equivalents at End of Year	$156,332	$200,949	$102,046

Supplemental disclosures of cash flow information
Income taxes paid (refunded)	$23,551	$16,112	$1,348
Interest paid	$11,267	$7,172	$3,260

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
Premiums and Unearned Premiums
Written premium is deferred and recorded as earned premium on a daily pro rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired term of insurance policies in force. Premiums receivable are presented net of an estimated allowance for doubtful accounts, which is based on a periodic evaluation of the aging and collectability of amounts due from agents and policyholders. Credit risk is partially mitigated by the Company's ability to cancel the policy if the policyholder does not pay the premium.
Premium is reported net of reinsurance ceded. Ceded premium is charged to income over the applicable term of the various reinsurance contracts with third party reinsurers. Prepaid reinsurance premiums represent the unexpired portion of premiums ceded to reinsurers and are reported as ceded unearned premium, an asset on the Consolidated Balance Sheet.
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
Reinsurance Receivables
Amounts recoverable from reinsurers are estimated in a manner consistent with the associated claim liability. For reinsurance receivables, the Company's model estimates expected credit loss by multiplying the exposure at default by both the probability of default and loss given default ("LGD"). The LGD is estimated by the rating of the reinsurer, historical relationship with UFG, existence of letters of credit and known regulation for which the Company may be held accountable. The ultimate LGD percentage is estimated after considering Moody's experience with unsecured year 1 bond recovery rates from 1992-2018. The allowance calculated is recorded through the line "Reinsurance receivables and recoverables" in the Consolidated Balance Sheets and through the line "Other underwriting expenses" in the Consolidated Statements of Income. Refer to Note 4 "Reinsurance" for a discussion of our reinsurance.
Investments
Fixed Maturity Securities Available-for-Sale
Investments in fixed maturity securities includes bonds. Our investments in fixed maturities securities are designated as available-for-sale and recorded at fair value. Changes in unrealized investment gain (loss), with respect to available-for-sale fixed maturities are reported as a component of accumulated other comprehensive income, net of deferred income taxes. We recognize investment income on fixed maturities based on the effective interest method, which results in the recognition of a constant rate of return on the investment equal to the prevailing rate at the time of purchase or at the time of subsequent adjustments of book value. Interest income from these investments is reported in "Net investment income" in the accompanying Consolidated Statements of Income. Realized gains and losses on sales of our fixed maturity securities are determined on the first-in first-out cost basis and are reported within "Net investment gains (losses)" in the accompanying Consolidated Statements of Income. We record security transactions on a trade date basis.
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

Interest on loans is recognized on an accrual basis at the applicable interest rate on the principal amount outstanding. Interest income, amortization of premiums and discounts, prepayment fees, and loan commitment fees are reported in "Net investment income" in the accompanying Consolidated Statements of Income.

Investments in Unconsolidated Affiliates
Other long-term investments consist primarily of our interests in limited liability partnerships that are recorded on the equity method of accounting. For investments subsequently measured using the equity method (primarily limited partnerships), adjustments to the carrying amount reflect our pro rata ownership percentage of the operating results as indicated by net asset value ("NAV") in the unconsolidated affiliates' financial statements. Distributions received from investments measured using the equity method are recorded as a decrease in the investment balance. Recognition of income and adjustments to the carrying amount can be delayed due to the availability of the related financial statements, which are obtained from the general partner or managing member generally on a one to three-month delay. For investments using the equity method, management inquires quarterly with the general partner or managing member to determine whether any credit or other market events have occurred since the prior quarter to ensure material events are properly included in the current quarter valuation and investment income.
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
Credit Losses
The Company recognizes credit losses for our available-for-sale fixed maturity securities, mortgage loans, reinsurance receivables and premium receivables by setting up allowances which are remeasured each reporting period and recorded in the Consolidated Statements of Income.
For our available-for-sale fixed maturity securities an allowance for credit losses is recorded as an offset to "Fixed maturities, available-for-sale" in the Consolidated Balance Sheets and a corresponding credit loss or gain is reported as "Net investment gains (losses)" in the Consolidated Statements of Income. The Company determines if an allowance for credit losses is recorded based on a number of factors including the current economic conditions, management's expectations of future economic conditions and performance indicators, such as market value versus amortized cost, investment spreads widening or contracting, rating actions, payment and default history. For more information on credit losses and the allowance for credit losses for our investments in available-for-sale fixed maturities, see Note 2 "Investments."
An allowance for mortgage loan losses is established based on historical loss information of the collective pool of the Company's commercial mortgage loan investments which have similar risk characteristics. To calculate the allowance for mortgage loan losses, the Company starts with historical loan experience to predict the future expected losses and then layers on a market-linked adjustment. On a quarterly basis, quantitative credit risk metrics, including for example, cash-flows, rent rolls and financial statements are reviewed for each loan to determine if it is performing in line with its expectations. This allowance is recorded as an offset to "Mortgage loans" in the Consolidated Balance Sheets and a corresponding credit loss or gain is reported as "Net investment gains (losses)" in the Consolidated Statements of Income. For more information on credit losses and the allowance for credit losses for our investment in mortgage loans see Note 2 "Investments."
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

Acquisition costs related to property and casualty business are deferred and amortized ratably over the period the related premium is earned. Deferred acquisition costs are reviewed on a quarterly basis to determine if they are recoverable from remaining unearned premium, and if not, are charged to expense.

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
Intangible Assets
Our other intangible assets, which consist of agency relationships, trade names, and state insurance licenses are being amortized by the straight-line method over 15 years, with the exception of state insurance licenses, which are indefinite-lived and not amortized. For more information on intangible assets refer to Note 14 "Intangible Assets."
Long Term Debt
Debt instruments are carried at the principal amount borrowed, net of any issuance costs. Costs incurred in the issuance of debt are capitalized and amortized over the life of the non-cancellable period of the debt. Interest payments are included in "Accrued expenses and other liabilities" in the Consolidated Balance Sheets and as "Interest expense" in the Consolidated Statements of Income. For more information on long-term debt refer to Note 13 "Debt."
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
Leases

The Company determines if a contract contains a lease at inception of the contract. The Company's inventory of leases consists of operating leases which are recorded as a lease obligation liability within "Accrued expenses and other liabilities" on the Consolidated Balance Sheets and as a lease right-of-use asset within "Other assets" on the Consolidated Balance Sheets. The lease right-of-use asset represents the Company's right to use each underlying asset for the lease term and the lease obligation liability represents the Company's obligation over the lease term. The Company's lease obligation is recorded at the present value of the lease payments based on the term of the applied lease. The collateralized discount rate used to calculate the present value of future minimum lease payments is based, where appropriate, on current industry borrowing rates for financial companies with similar ratings. The Company excludes options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are known and/or executed, as the Company typically does not exercise options to purchase the underlying leased asset. As an accounting policy election, the Company has elected the practical expedient of not separating lease components from non-lease components to each major asset class. Short-term leases of 12 months or less are recorded on the Consolidated Balance Sheets and lease payments are recognized on the Consolidated Statements of Income. For more information on leases refer to Note 12 "Lease Commitments."
Stock-Based Compensation
We currently have two equity compensation plans. One plan allows us to grant restricted and unrestricted stock (Restricted Stock Units (RSUs) and Performance Stock Units (PSUs)), stock appreciation rights, incentive stock options, and non-qualified stock options to employees. The other plan allows us to grant RSUs and restricted and non-qualified stock options to non-employee directors.
We utilize the Black-Scholes option pricing method to establish the fair value of non-qualified stock options granted under our equity compensation plans. Our determination of the fair value of stock options on the date of grant using this option-pricing model is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables, which include the expected volatility in our stock price, the expected term of the award, the expected dividends to be paid over the term of the award and the expected risk-free interest rate. Any changes in these assumptions may materially affect the estimated fair value of the award. For our restricted and unrestricted stock awards, we utilize the fair value of our common stock on the date of grant to establish the fair value of the award. The fair value of RSU and PSU awards is valued using the stock price at the grant date. Compensation expense related to all stock-based compensation awards is amortized over the applicable vesting period and reflects changes in outstanding awards during the vesting period.
For more information on stock based compensation, refer to Note 9 "Stock-Based Compensation".
Comprehensive Income
We report comprehensive income (loss) in accordance with GAAP on the Consolidated Statements of Comprehensive Income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by and dividends to stockholders. While total comprehensive income (loss) is largely driven by net income (loss) during the period, accumulated other comprehensive income or loss represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. Amounts reclassified to net income relate to the realized gains (losses) on investments and employee benefit costs which are included in "Net investment gains (losses)" and "Other underwriting expenses", respectively, on the Consolidated Statements of Income.

Subsequent Events
In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.
Recently Issued Accounting Standards
Accounting Standards Adopted in 2025

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update enhance the transparency of the income tax disclosures by expanding on the disclosures required annually. The amendments require entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes, in addition to providing details about the reconciling items in some categories if above a quantitative threshold. Additionally, the amendments require annual disclosure of income taxes paid (net of refunds received) disaggregated by jurisdiction based on a quantitative threshold. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024. See Note 7 "Income Tax" in the accompanying notes to the Consolidated Financial Statements for further details.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project, (2) It is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). Further, the ASU specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment-Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the ASU clarifies that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. This ASU supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendment can be applied using the prospective, retrospective or modified transition approach. Early adoption is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. This ASU requires a comprehensive list of interim disclosures to provide clarity about the current requirements, and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU further clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements. Early adoption is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. Thirty-three issues are addressed in this ASU covering technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. If an entity adopts the ASU in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements and an entity may elect the transition method on an issue-by-issue basis. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

NOTE 2. INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of our investments in available-for-sale fixed maturity securities, presented on a consolidated basis, as of December 31, 2025 and 2024.

December 31, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
US Treasury and government agencies	$109,358	$482	$5,736	$—	$104,104
States, municipalities and political subdivisions	261,711	1,598	1,575	—	261,734
Corporate	797,892	9,186	23,924	—	783,154
Residential mortgage-backed	732,452	8,991	25,846	—	715,597
Commercial mortgage-backed	143,009	2,405	7	—	145,407
Other asset-backed	194,751	1,238	635	—	195,354
Total Available-for-Sale	$2,239,173	$23,900	$57,723	$—	$2,205,350

December 31, 2024
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
US Treasury and government agencies	$126,402	$153	$9,255	$—	$117,301
States, municipalities and political subdivisions	252,936	52	5,084	—	247,904
Corporate	728,662	1,354	40,633	—	689,382
Residential mortgage-backed	623,431	864	40,884	—	583,411
Commercial mortgage-backed	102,975	624	44	—	103,554
Other asset-backed	127,125	593	940	—	126,779
Total Available-for-Sale	$1,961,531	$3,640	$96,840	$—	$1,868,331

Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at December 31, 2025, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
December 31, 2025	Amortized Cost	Fair Value
Due in one year or less	$61,856	$61,675
Due after one year through five years	311,486	311,006
Due after five years through 10 years	530,617	524,842
Due after 10 years	265,002	251,469
Asset-backed securities	1,070,212	1,056,358
	$2,239,173	$2,205,350
Allowance for Credit Loss

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

We recognize an allowance for credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We recognize the credit losses in "Net investment gains (losses)" in the Consolidated Statements of Income, with an offset for the amount of non-credit impairments recognized in accumulated other comprehensive income. We do not measure an allowance for credit losses on accrued investment income because we write-off accrued interest through Net investment income when collectability concerns arise.

We consider the following in determining whether write-offs of a security's amortized cost are necessary:
•We believe amounts related to securities have become uncollectible;
•We intend to sell a security; or
•It is more likely than not that we will be required to sell a security prior to recovery.

If we intend to sell a fixed maturity security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis and the fair value of the security is below amortized cost, we will write down the security to current fair value, with a corresponding charge, net of any amount previously recognized as an allowance for credit losses, to "Net investment gains (losses)" in the Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is more likely than not that we will not be required to sell a fixed maturity security before recovery of its amortized cost basis but believe amounts related to a security are uncollectible, an impairment is deemed to have occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge, net of any amount previously recognized as an allowance for credit losses, to "Net investment gains (losses)" in the Consolidated Statements of Income. The remainder of unrealized loss is held in "Accumulated other comprehensive income (loss)" in the Consolidated Statements of Stockholders' Equity.

As of December 31, 2025, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, for the years ended December 31, 2025, 2024 and 2023, is as follows:

	2025	2024	2023
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$59,466	$(6,675)	$27,091
Income tax effect	(12,493)	1,402	(5,689)
Total change in net unrealized investment gain (loss), net of tax	$46,973	$(5,273)	$21,402
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.1 million as of December 31, 2025.

The following tables summarize our available-for-sale fixed maturity securities that were in an unrealized loss position reported on a consolidated basis at December 31, 2025 and 2024. The securities are presented by the length of time they have been continuously in an unrealized loss position.

December 31, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
US Treasury and government agencies	3	$1,743	$3	25	$72,773	$5,733	$74,516	$5,736
States, municipalities and political subdivisions	39	60,660	478	52	104,732	1,097	165,392	1,575
Corporate	52	156,734	866	83	226,071	23,058	382,805	23,924
Residential mortgage-backed	34	121,159	398	103	148,711	25,448	269,870	25,846
Commercial mortgage-backed	2	7,986	7	0	—	—	7,986	7
Other asset-backed	19	70,050	223	4	7,575	412	77,625	635
Total Available-for-Sale	149	$418,332	$1,975	267	$559,862	$55,748	$978,194	$57,723

December 31, 2024	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
US Treasury and government agencies	5	$16,006	$67	28	$83,386	$9,188	$99,392	$9,255
States, municipalities and political subdivisions	67	92,003	1,159	72	135,350	3,925	227,353	5,084
Corporate	73	203,142	4,474	154	370,211	36,159	573,352	40,633
Residential mortgage-backed	—	318,810	4,549	—	151,879	36,335	470,689	40,884
Commercial mortgage-backed	4	8,198	44	0	—	—	8,198	44
Other asset-backed	14	32,645	804	2	3,915	136	36,560	940
Total Available-for-Sale	242	$670,804	$11,097	387	$744,741	$85,743	$1,415,544	$96,840
We believe that any unrealized losses on our available-for-sale fixed maturity securities at December 31, 2025 are temporary based upon our current analysis of the issuers of the securities that we hold and current market conditions.

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
Included in investments at December 31, 2025 and 2024, are securities on deposit with, or available to, various regulatory authorities as required by law and collateral for reinsurance agreements with fair values of $136,523 and $110,335 respectively.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the years ended December 31, 2025 or 2024. The following tables present the carrying value of our commercial mortgage loans at December 31, 2025 and 2024:

Commercial Mortgage Loans
Loan-to-value	December 31, 2025	December 31, 2024
Less than 65%	$22,846	32,499
65%-75%	8,270	8,468
Mortgage loans, amortized cost	$31,116	$40,967
Allowance for mortgage loan credit losses	(286)	(45)
Mortgage loans, net	$30,830	$40,922

Mortgage Loans by Region
	December 31, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. Region
East North Central	$3,162	10.2%	$3,218	7.9%
Southern Atlantic	14,206	45.7	17,021	41.4
East South Central	6,977	22.4	7,257	17.7
New England	—	—	6,588	16.1
Middle Atlantic	2,028	6.5	2,078	5.1
Mountain	1,992	6.4	1,992	4.9
West North Central	2,751	8.8	2,813	6.9
Total mortgage loans at amortized cost	$31,116	100.0%	$40,967	100.0%

Mortgage Loans by Property Type
	December 31, 2025		December 31, 2024
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Property Type
Multifamily	$8,184	26.3%	$8,362	20.4%
Office	7,703	24.8	10,615	25.9
Industrial	3,248	10.4	9,912	24.2
Retail	9,953	32.0	10,000	24.4
Mixed use/Other	2,028	6.5	2,078	5.1
Total mortgage loans at amortized cost	$31,116	100.0%	$40,967	100.0%

Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for mortgage loan losses is established on each loan for those amounts we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of December 31, 2025.

Amortized Cost Basis by Year of Origination and Credit Quality Indicator
	2023	2022	2020	2019	2018	Total
Risk Rating
1-2 internal grade	$8,085	$96	$4,935	$7,472	$10,528	$31,116
Total commercial mortgage loans	$8,085	$96	$4,935	$7,472	$10,528	$31,116

As of December 31, 2025, the Company had a credit loss allowance of $286, summarized in the following rollforward:

Beginning balance, January 1, 2025	$45
Current-period provision for credit losses	241
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance, December 31, 2025	$286

The Company recorded a $2.6 million impairment loss related to one commercial office mortgage loan during the year ended December 31, 2025 as interest payments were past due and terms of the mortgage loan agreement were restructured to avoid foreclosure.
Accrued interest of $129 has been excluded from commercial mortgage loans carrying value and is reported within "Accrued Investment Income" on the accompanying Consolidated Balance Sheets.
Other than the commercial office mortgage loan noted above, all other loan receivables were current, with no delinquencies, as of December 31, 2025.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Fixed maturity, available-for-sale securities:
Net realized gains (losses) on fixed maturity, available-for-sale securities	$(1,404)	$(7,274)	$(442)
Change in allowance for credit losses	—	1	1
Equity securities:
Net realized gains (losses) on equity securities sold	—	1,362	150
Unrealized gains (losses) on equity securities still held at reporting date	—	—	1,842
Net gains (losses) recognized on equity securities	—	1,362	1,992
Net realized gains (losses) on mortgage loans	(2,864)	10	(5)
Net realized gains (losses) on other long-term assets	446	472	(319)
Net realized gains (losses) on real estate	—	—	47
Total net investment gains (losses)	$(3,822)	$(5,429)	$1,274

The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Proceeds from sales	$121,054	$491,771	$77,388
Gross realized gains	101	2,127	265
Gross realized losses	(1,505)	9,401	707
Net Investment Income
Net investment income for the years ended December 31, 2025, 2024 and 2023, is comprised of the following:

Years Ended December 31,	2025	2024	2023
Investment income:
Interest on fixed maturities	$87,642	$69,703	$56,243
Dividends on equity securities	—	341	3,548
Income on other long-term investments
Investment income	8,426	6,492	2,833
Change in value (1)	(1,482)	1,447	(2,864)
Interest on mortgage loans	1,698	1,852	1,889
Interest on short-term investments	1,985	3,048	1,068
Interest on cash and cash equivalents	6,925	5,045	2,228
Other	4,515	5,006	4,139
Total investment income	$109,709	$92,934	$69,084
Less investment expenses	12,171	10,948	9,478
Net investment income	$97,538	$81,986	$59,606
(1)Represents the change in value of our interests in limited liability partnerships that are recorded on the equity method of accounting.
Funding Commitments
Pursuant to agreements related to our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $15.9 million at December 31, 2025.

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
The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at December 31, 2025 and 2024:

December 31, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$104,104	$26,568	$77,536	$—
States, municipalities and political subdivisions	261,734	—	261,734	—
Corporate	783,154	—	783,154	—
Residential mortgage-backed	715,597	—	715,597	—
Commercial mortgage-backed	145,407	—	145,407	—
Asset-backed securities	195,354	—	195,354	—
Total Fixed Maturity, Available-for-Sale	2,205,350	26,568	2,178,782	—
Money Market Accounts	44,751	44,751	—	—
Corporate-Owned Life Insurance	13,462	—	13,462	—
Total Financial Assets Measured at Fair Value	$2,263,563	$71,319	$2,192,244	$—

December 31, 2024		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$117,301	$30,914	$86,387	$—
States, municipalities and political subdivisions	247,904	—	247,904	—
Corporate	689,382		689,382	—
Residential mortgage-backed	583,411	—	583,411	—
Commercial mortgage-backed	103,554	—	103,554	—
Asset-backed securities	126,779		126,779	—
Total Fixed Maturity, Available-for-Sale	1,868,331	30,914	1,837,417	—
Short-Term Investments	100	100	—	—
Money Market Accounts	23,098	23,098	—	—
Corporate-Owned Life Insurance	13,003	—	13,003	—
Total Financial Assets Measured at Fair Value	$1,904,532	$54,112	$1,850,420	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of December 31, 2025 and December 31, 2024 was reasonable.
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
Securities categorized as Level 3 include securities for which an active market does not currently exist. The fair value of Level 3 securities is determined by unobservable inputs reflecting assumptions market participants would use, including assumptions about risk. There is inherent uncertainty of the fair value measurement of Level 3 securities due to the use of significant unobservable inputs. A change in significant unobservable inputs may result in a significantly higher or lower fair value measurement as of the reporting date.

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
For each of the twelve-month periods ended December 31, 2025 and 2024, the change in our available-for-sale fixed maturity securities categorized as Level 1 and Level 2 was the result of investment purchases that were made using funds held in our money market accounts, disposals, funds from debt issuance proceeds, and the change in unrealized gains.
The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at December 31, 2025 and 2024 are summarized below:

December 31, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$111,581	$111,581	$—	$—	$—
Other Long Term Investments(1)	228,507	—	1,409	—	227,098
Mortgage Loans	30,127	—	—	30,127	—
Total	$370,215	$111,581	$1,409	$30,127	$227,098

Financial Liabilities:
Long Term Debt	142,319	—	142,319	—	—
Total	$142,319	$—	$142,319	$—	$—
(1) As a member of Lloyd's, the Company participates in the Syndicate results which include the fair value of the investments. As of December 31, 2024, these investments are included in other long-term investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $127.9 million as of December 31, 2025. Also included in our "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $99.2 million at December 31, 2025.

December 31, 2024
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$177,851	$177,851	$—	$—	$—
Other Long Term Investments	183,741	—	1,277	—	182,464
Mortgage Loans	38,879	—	—	38,879	—
Total	$400,471	$177,851	$1,277	$38,879	$182,464

Financial Liabilities:
Long Term Debt	108,353	—	108,353	—	—
Total	$108,353	$—	$108,353	$—	$—
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
The Company did not have financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy as of December 31, 2025 or 2024. The following table summarizes changes to the Company's financial instruments carried at fair value and classified within Level 3 of the fair value hierarchy for the year ended December 31, 2024. The gains and losses below may include changes in fair value due in part to observable inputs that are a component of the valuation methodology.

Year ended December 31, 2024
	Corporate bonds	Asset-backed securities	Total
Beginning Balance - January 1, 2024	$4,892	$5,692	$10,584
Realized gains (losses) (1)	—	—	—
Unrealized gains (losses) (1)	—	(869)	(869)
Purchases	—	—	—
Disposals	—	—	—
Amortization	—	—	—
Transfers in	—	—	—
Transfers out	(4,892)	(4,823)	(9,715)
Ending Balance - December 31, 2024	$—	$—	$—
(1) Unrealized gains (losses) are recorded as a component of comprehensive income.

During the twelve-month period ended December 31, 2024, there were two securities transferred out of Level 3.

NOTE 4. REINSURANCE
We account for premium, written and earned, and losses and loss settlement expenses incurred net of reinsurance ceded. The ceding of insurance does not legally discharge us from the primary liability under our policies, and we must pay the loss if the reinsurer fails to meet its obligation.
We also assume both property and casualty insurance from other insurance or reinsurance companies. We do not engage in any reinsurance transactions classified as finite risk reinsurance.
The effects of reinsurance on net written premium, earned premium and loss and loss settlement expenses are presented in the following table:

Year ended December 31,	2025	2024	2023
Written premium(1):
Direct	1,308,916	1,177,511	1,061,358
Assumed	199,942	217,904	159,335
Ceded	(162,639)	(163,945)	(153,792)
Net written premium	1,346,219	1,231,470	1,066,901
Earned premium:
Direct	1,259,966	1,109,903	1,017,917
Assumed	206,708	214,043	161,628
Ceded	(173,978)	(147,196)	(144,958)
Net earned premium	1,292,696	1,176,750	1,034,587
Loss and loss settlement expenses:
Direct	696,706	641,410	763,609
Assumed	142,931	155,022	102,408
Ceded	(75,235)	(51,827)	(96,603)
Net loss and loss settlement expense	764,402	744,605	769,414
(1) See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for definition of Net written premium.
We periodically monitor the financial condition of our reinsurers to confirm that they are financially stable. We believe all of our reinsurers are in an acceptable financial condition and there were no reinsurance balances at December 31, 2025 for which collection is at risk that would result in a material impact on our Consolidated Financial Statements. The amount of reinsurance recoverable on paid losses totaled $14,192 and $20,811 at December 31, 2025 and 2024, respectively.
The following table provides a roll forward of the allowance for credit losses in our reinsurance recoverable balance at December 31, 2025:

Beginning balance, January 1, 2025	$103
Current-period provision for credit losses	18
Ending balance, December 31, 2025	$121
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
We have several programs that provide reinsurance coverage. The following tables provide a summary of our primary reinsurance programs. Retention amounts reflect the accumulated retentions and co-participation of all layers within a program. Reinsurance coverage limits the risk of loss that we retain by reinsuring direct risks in excess of our retention limits or proportionally from ground up. New reinsurance programs beginning in 2025 include the professional liability delegated underwriting authority ("DUA") excess of loss and specialty property quota share. We also discontinued our marine liability DUA quota share.

	2025 Reinsurance Programs
Type of Reinsurance	Stated Retention	Exhaustion Point	Placement and Limit
Casualty Excess of Loss	$3,000	$60,000	100%	of	$57,000
Property Excess of Loss	3,000	50,000	100%	of	$47,000
Property Semi-automatic Quota Share	50,000	75,000	100%	of	$25,000
Surety Excess of Loss	5,000	50,000	100%	of	$45,000
Professional Liability DUA Excess of Loss	500	3,000	32%	of	$2,500
Professional Liability DUA Quota Share	N/A	5,000	24%	of	$5,000
Specialty Casualty Quota Share	N/A	5,000	75%	of	$5,000
Specialty Property Quota Share	N/A	5,000	100%	of	$5,000
Property Catastrophe Excess of Loss	20,000	130,000	100%	of	$110,000
Earthquake DUA Catastrophe Excess of Loss	10,000	140,000	100%	of	$130,000
Cyber Quota Share	N/A	1,000	100%	of	$1,000
Boiler and Machinery Quota Share	N/A	100,000	100%	of	$100,000
Pillar Occurrence Excess of Loss	5,000	15,000	50%		$10,000
New reinsurance programs that began in 2024 included the property semi-automatic quota share. In 2024, we also transitioned our earthquake DUA quota share into an excess of loss treaty.

	2024 Reinsurance Programs
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

New reinsurance programs that began in 2023 included our marine liability DUA quota share and our specialty variable quota share.

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
If we incur property catastrophe losses and loss settlement expenses that exceed the stated retention amounts, our property catastrophe program provides one guaranteed reinstatement. In such an instance, we are required to pay the reinsurers a reinstatement premium equal to the full amount of the original premium, which will reinstate the full amount of reinsurance available under the property catastrophe program.

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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves (net of reinsurance) for the years ended December 31, 2025, 2024 and 2023:

Years Ended December 31,	2025	2024	2023
Gross liability for losses and loss settlement expenses at beginning of year	$1,796,782	$1,638,755	$1,497,274
Ceded losses and loss settlement expenses	(198,083)	(191,640)	(146,875)
Net liability for losses and loss settlement expenses at beginning of year	$1,598,699	$1,447,115	$1,350,399
Losses and loss settlement expenses incurred for claims occurring during
Current year	$778,480	$745,813	$701,664
Prior years	(14,078)	(1,208)	67,750
Total incurred	$764,402	$744,605	$769,414
Losses and loss settlement expense payments for claims occurring during
Current year	$194,149	$186,322	$191,899
Prior years	457,759	406,699	480,800
Total paid	$651,908	$593,021	$672,699
Net liability for losses and loss settlement expenses at end of year	$1,711,193	$1,598,699	$1,447,115
Ceded losses and loss settlement expenses	213,633	198,083	191,640
Gross liability for losses and loss settlement expenses at end of year	$1,924,826	$1,796,782	$1,638,755

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

Reserve Development

Prior year development for non-catastrophe was favorable $5.2 million for the year ended December 31, 2025. This compares to neutral development recorded in 2024. Favorable results in several lines were largely offset by increases in other liability reserves exposed to potential future uncertainty associated with social inflation influences prevalent across the industry.

Prior year development for the year ended December 31, 2024 improved over 2023 with neutral development recorded in 2024 as favorable results in several lines were offset by increases in other liability reserves exposed to potential future uncertainty associated with social inflation influences prevalent across the industry.

The significant drivers of the adverse reserve development for the year ended December 31, 2023 were the commercial other liability and commercial automobile lines of business. The adverse development in commercial other liability was primarily in our excess and surplus lines excess casualty book along with some adverse development in standard umbrella and construction defect due to increasing severity pressures. The increases on these longer tailed lines, especially in accident years 2016-2019, related to social and economic inflation. The commercial automobile line of business also experienced adverse development related to increasing severity largely in post-COVID-19 accident years. The remaining lines experienced small amounts of reserve development.

The following tables provide information about incurred and paid losses and loss settlement expense development as of December 31, 2025, net of reinsurance, as well as cumulative development, cumulative claim frequency and IBNR liabilities.
The cumulative number of reported claims, for calendar years 2025, 2024 and 2023, are counted for all lines of business on a per claimant per coverage basis and a single event may result in multiple claims due to the involvement of multiple individual claimants and/or multiple independent coverages. Claim counts for calendar years 2016 and prior are counted on a per claim and per coverage basis. Claim counts include open claims, claims that have been paid and closed, and reported claims that have been closed without the need for any payment.

Line of business: Commercial other liability
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2025
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$139,144	$130,041	$136,275	$142,397	$140,784	$148,324	$153,490	$159,284	$164,989	$171,819	$9,488	32,675	8,613
2017		139,602	139,032	152,547	156,369	159,653	173,091	174,013	176,073	183,879	14,517	44,277	10,270
2018			163,059	172,894	176,496	187,841	197,696	207,501	213,536	221,615	18,694	58,556	9,588
2019				149,173	169,344	183,918	179,667	186,205	187,539	193,998	21,822	44,825	9,194
2020					171,013	158,022	162,471	179,080	181,687	183,575	32,978	12,562	8,608
2021						145,822	162,359	162,879	176,770	175,956	43,852	30,134	6,492
2022							161,826	175,579	181,924	189,588	42,104	27,762	3,590
2023								172,398	173,529	178,568	65,882	6,170	3,209
2024									215,235	202,111	126,954	(13,124)	2,588
2025										228,026	186,005		1,451
									Total	$1,929,135

Line of business: Commercial other liability
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$13,782	$38,184	$63,526	$88,885	$102,757	$115,107	$126,561	$136,400	$141,445	$157,582
2017		17,716	43,172	70,500	91,984	111,085	128,430	138,127	148,295	159,008
2018			16,200	44,772	79,168	105,515	130,942	158,851	179,469	191,737
2019				18,221	46,986	72,179	102,510	127,650	138,236	159,813
2020					17,011	43,596	60,114	98,592	110,931	130,020
2021						12,434	33,642	59,278	90,607	111,221
2022							10,468	42,168	69,896	112,472
2023								9,335	41,847	70,767
2024									10,732	30,442
2025										10,271
									Total	$1,133,333
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2016, net of reinsurance							15,406
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$811,208

Line of business: Commercial fire and allied
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2025
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$147,473	$144,208	$143,721	$143,724	$143,108	$144,109	$145,351	$142,644	$142,814	$142,574	$336	(4,899)	7,604
2017		155,139	160,240	160,945	161,693	161,232	161,456	161,611	161,051	161,091	533	5,952	9,889
2018			143,280	146,950	146,378	146,010	147,356	147,058	147,085	146,947	679	3,667	13,548
2019				164,030	155,482	158,475	157,667	155,850	155,114	155,306	743	(8,724)	10,821
2020					207,207	201,391	202,929	207,256	209,588	209,344	1,079	2,137	11,266
2021						156,794	169,669	157,905	157,534	158,798	(18,686)	2,004	14,678
2022							161,776	170,594	171,958	173,023	8,832	11,247	5,397
2023								164,526	147,904	146,384	11,545	(18,142)	4,457
2024									124,467	109,389	22,029	(15,078)	4,115
2025										112,017	41,229		4,474
									Total	$1,514,873

Line of business: Commercial fire and allied
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$92,895	$125,962	$132,429	$137,907	$139,353	$141,104	$142,248	$141,008	$142,038	$142,044
2017		99,484	137,058	145,900	152,219	157,512	159,286	159,456	160,487	160,543
2018			92,770	123,559	133,703	137,794	141,841	145,021	145,954	146,015
2019				100,980	136,084	142,342	150,196	151,739	153,893	154,217
2020					128,704	173,055	192,902	197,602	205,357	207,336
2021						97,451	140,406	154,242	161,705	169,172
2022							96,160	138,479	150,710	158,616
2023								75,304	106,083	119,537
2024									58,228	74,052
2025										53,340
									Total	$1,384,872
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2016, net of reinsurance							890
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$130,890

Line of business: Commercial automobile
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2025
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$174,018	$175,357	$174,337	$175,658	$173,823	$174,588	$175,016	$175,387	$173,858	$173,760	$72	(258)	20,092
2017		227,919	224,553	235,110	233,159	233,007	233,535	234,229	231,093	230,174	245	2,255	27,325
2018			236,629	245,173	253,045	255,017	255,409	255,198	252,642	251,687	542	15,058	32,919
2019				279,229	291,139	289,929	282,155	282,680	276,095	273,186	427	(6,043)	34,526
2020					243,360	216,951	196,412	194,162	188,556	187,245	702	(56,115)	34,792
2021						179,880	172,599	173,708	169,172	165,608	512	(14,272)	24,254
2022							157,165	161,672	160,303	155,585	5,790	(1,580)	12,435
2023								153,502	146,433	145,295	9,688	(8,207)	10,472
2024									156,028	147,877	22,743	(8,151)	11,270
2025										172,715	67,055		14,725
									Total	$1,903,132

Line of business: Commercial automobile
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$66,013	$103,528	$128,156	$148,224	$164,341	$168,950	$171,380	$172,928	$173,661	$173,673
2017		81,311	126,644	166,170	197,893	212,947	223,076	228,749	228,129	229,444
2018			81,572	138,092	187,405	211,123	235,519	244,284	249,009	250,815
2019				91,919	153,244	205,614	246,801	264,151	268,355	270,603
2020					67,660	109,686	138,158	161,798	174,175	181,079
2021						64,381	99,116	128,283	146,436	160,062
2022							62,477	95,785	124,853	139,429
2023								56,175	85,483	110,254
2024									51,283	81,488
2025										50,660
									Total	$1,647,507
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2016, net of reinsurance							628
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$256,254

Line of business: Workers' compensation
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2025
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$70,419	$66,575	$61,648	$55,168	$53,964	$52,870	$53,090	$53,617	$53,574	$53,430	$955	(16,989)	5,696
2017		76,184	69,528	55,982	51,874	49,362	47,801	48,074	47,943	47,709	1,164	(28,475)	7,988
2018			71,972	67,883	59,192	56,109	53,813	54,783	54,238	53,818	987	(18,154)	8,250
2019				52,136	49,189	49,336	48,945	49,084	49,807	50,749	127	(1,387)	8,109
2020					45,365	46,612	43,724	46,624	45,524	45,598	(506)	233	7,453
2021						45,177	42,283	39,649	40,287	40,390	132	(4,787)	4,599
2022							29,597	26,721	27,398	27,743	1,379	(1,854)	1,916
2023								29,262	28,742	26,389	1,588	(2,873)	1,508
2024									32,202	31,328	1,075	(874)	1,764
2025										40,944	6,816		2,431
									Total	$418,098

Line of business: Workers' compensation
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$14,413	$32,345	$40,680	$45,743	$47,082	$48,277	$50,127	$51,023	$51,126	$51,344
2017		14,647	31,309	38,082	41,672	43,833	45,508	45,742	46,154	46,202
2018			16,949	35,369	43,189	47,173	48,807	49,964	50,031	50,381
2019				13,582	29,668	38,382	43,044	46,101	47,308	48,263
2020					17,603	29,605	35,542	39,479	42,052	42,992
2021						17,949	29,453	34,074	36,512	37,598
2022							9,434	17,851	21,033	23,585
2023								10,227	18,085	21,458
2024									10,277	21,504
2025										16,053
									Total	$359,380
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2016, net of reinsurance							15,289
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$74,006

Line of business: Personal
	Incurred losses and allocated loss settlement expenses, net of reinsurance										As of December 31, 2025
	For the years ended December 31,										Total of incurred but not reported liabilities plus expected development on reported claims	Cumulative development	Cumulative number of reported claims
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$48,072	$45,840	$45,379	$45,961	$45,113	$45,297	$45,199	$45,179	$45,185	$45,180	$21	(2,892)	9,553
2017		60,330	59,342	58,695	58,544	59,023	58,790	58,863	58,788	58,626	29	(1,704)	11,906
2018			51,639	51,721	52,715	52,062	51,457	51,115	51,216	51,150	45	(489)	14,721
2019				59,548	58,378	58,745	57,929	57,630	57,559	57,628	(392)	(1,920)	13,706
2020					81,206	73,761	73,204	72,531	72,174	71,770	326	(9,436)	13,614
2021						28,537	26,489	26,372	26,338	26,184	130	(2,353)	17,128
2022							1,493	2,287	3,127	3,056	125	1,563	2,588
2023								2,391	2,374	2,367	(2,842)	(24)	63
2024									8,648	5,423	1,282	(3,225)	12
2025										11,200	7,844		4
									Total	$332,584

Line of business: Personal
	Cumulative paid losses and allocated loss settlement expenses, net of reinsurance
	For the years ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited)
2016	$32,999	$40,910	$42,660	$44,046	$44,618	$44,737	$44,828	$44,827	$45,159	$45,160
2017		42,135	53,111	55,982	57,169	57,824	58,206	58,377	58,597	58,597
2018			37,410	47,433	49,464	50,185	50,661	50,852	51,101	51,103
2019				40,544	52,390	54,935	56,658	56,852	56,971	57,510
2020					54,181	68,124	70,543	71,416	71,394	71,385
2021						20,298	23,829	24,889	25,764	25,822
2022							551	2,128	2,792	2,828
2023								297	3,089	4,598
2024									617	2,672
2025										3,276
									Total	$322,951
			All outstanding liabilities for unpaid losses and loss settlement expenses before 2016, net of reinsurance							234
			Liabilities for unpaid losses and loss settlement expenses, net of reinsurance							$9,866

The reconciliation of the net incurred and loss development tables to the liability for unpaid losses and loss settlement expenses in the consolidated statement of financial position is as follows:

December 31, 2025
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses:
Commercial other liability	$811,208
Commercial fire and allied	130,890
Commercial automobile	256,254
Commercial workers' compensation	74,006
Personal	9,866
All other lines	330,342
Net outstanding liabilities for unpaid losses and allocated loss settlement expenses	1,612,566
Net outstanding liabilities for unpaid unallocated loss settlement expenses	98,627
Liabilities for unpaid losses and loss settlement expenses, net of reinsurance	1,711,193

Reinsurance recoverable on unpaid losses and allocated loss settlement expenses:
Commercial other liability	109,118
Commercial fire and allied	9,043
Commercial automobile	(816)
Commercial workers' compensation	26,624
All other lines	69,664
Reinsurance recoverable on unpaid losses and allocated loss settlement expenses	213,633
Total gross liability for unpaid losses and loss settlement expenses	$1,924,826

The following is supplementary information about average historical claims duration as of December 31, 2025.

	Average annual percentage payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
	(Unaudited)
Commercial other liability	7.1%	14.1%	14.1%	16.5%	10.2%	9.0%	8.1%	5.6%	4.4%	9.4%
Commercial fire and allied	58.6%	22.0%	6.9%	3.9%	2.7%	1.4%	0.4%	—%	0.4%	—%
Commercial automobile	35.7%	21.3%	17.3%	11.8%	7.8%	3.2%	1.6%	0.4%	0.5%	—%
Commercial workers' compensation	34.4%	31.7%	13.8%	8.2%	4.1%	2.5%	1.5%	1.1%	0.1%	0.4%
Personal	51.3%	35.2%	13.8%	2.2%	0.6%	0.3%	0.5%	0.1%	0.4%	—%

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
No material permitted accounting practices were used to prepare our statutory-basis financial statements during the years ended December 31, 2025, 2024 and 2023.
We are directed by the state insurance departments' solvency regulations to calculate a required minimum level of statutory capital and surplus based on insurance risk factors. The risk-based capital results are used by the NAIC and state insurance departments to identify companies that merit regulatory attention or the initiation of regulatory action. Statutory capital and surplus in regards to policyholders at December 31, 2025, 2024 and 2023 and statutory net income (loss) for the years then ended are as follows:

	2025	2024	2023
Statutory Capital and Surplus	$859,779	$723,366	$635,474
Statutory Net Income (Loss)	$106,454	$49,491	$(13,251)

UF&C and its property and casualty insurance subsidiaries had statutory capital and surplus in regards to policyholders in excess of their required levels at December 31, 2025.
State laws and regulations generally limit the amount of funds that an insurance company may distribute to a parent as a dividend without commissioner approval. As an insurance holding company with no significant independent operations of our own, United Fire Group, Inc. relies on dividends received from its insurance company subsidiaries in order to meet its obligations, including payment of dividends to its common shareholders and interest on long-term debt. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at December 31, 2025 UF&C is able to make a maximum of $50.6 million in dividend payments without prior regulatory approval. At December 31, 2025, we were in compliance with applicable state laws and regulations.
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
In 2025, 2024 and 2023, UF&C paid dividends to United Fire Group, Inc. totaling $21,700, $22,800 and $13,200, respectively.

NOTE 7. INCOME TAX
Income tax expense (benefit) is composed of the following:

Years Ended December 31,	2025	2024	2023
Current	$35,398	$23,469	$(2,217)
Deferred	(5,653)	(8,392)	(7,803)
Income tax expense (benefit)	$29,745	$15,077	$(10,021)

A reconciliation of tax calculated at the U.S. federal statutory tax rate to that calculated at the effective tax rate for the year ended December 31, 2025 is as follows:

	2025
	Amount	%
U.S. federal statutory tax rate	$31,067	21.00%
State and local income taxes, net of federal income tax effect(1)	1,438	0.97
Foreign tax effects
United Kingdom
Foreign tax withheld	2,881	1.95
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	1,028	0.69
Tax credits
Foreign tax credit	(4,448)	(3.01)
Other tax credits	(40)	(0.03)
Changes in valuation allowances	—	—
Nontaxable or nondeductible items	(141)	(0.10)
Changes in unrecognized tax benefits	—	—
Other adjustments
Interest income on refunds	(2,581)	(1.74)
Other adjustments	541	0.37
Effective tax rate	$29,745	20.10%
(1) State taxes in Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of income tax expense (benefit) computed at the applicable federal tax rate of 21.0 percent for the years ended December 31, 2024 and 2023 to the amount recorded in the accompanying Consolidated Statements of Income is as follows:

Years Ended December 31,	2024	2023
Income (loss) before taxes	$77,034	$(39,721)
Federal statutory rate	21%	21%
Expected income tax expense (benefit)	$16,177	$(8,339)
Tax-exempt municipal bond interest income	(1,881)	(2,763)
Nontaxable dividend income	(27)	(269)
Compensation	1,228	596
Research & development credit	(16)	540
Other, net	(404)	215
Income tax expense (benefit)	$15,077	$(10,021)

We measure certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 21.0 percent. The significant components of deferred tax assets and liabilities consist of the following at December 31, 2025 and 2024:

December 31,	2025	2024
Deferred tax assets
Financial statement reserves in excess of income tax reserves	$26,388	$23,203
Unearned premium adjustment	24,888	22,700
Employee profit sharing	5,008	3,112
Other-than-temporary impairment of investments	597	14
Compensation expense related to stock options	2,138	1,410
Nonqualified deferred compensation	2,564	2,400
Net unrealized gain (loss) - all other securities	7,103	19,572
Other	4,758	3,639
Gross deferred tax asset	73,444	76,050
Valuation allowance	—	—
Deferred tax asset	73,444	76,050
Deferred tax liabilities
Deferred policy acquisition costs	32,293	30,459
Investments in partnerships	2,270	1,938
Over funded pension benefit	4,933	4,694
Prepaid pension cost	8,832	8,086
Net bond discount accretion	1,213	705
Depreciation	2,614	3,085
Identifiable intangible assets (1)	945	945
Capitalized Software	2,614	534
Other	2,282	2,586
Gross deferred tax liability	57,996	53,032
Net deferred tax asset (liability)	$15,448	$23,018
(1) Related to our acquisition of Mercer Insurance Group, Inc.

As of December 31, 2025 and 2024, the Company has recorded no valuation allowance as we believe it is more likely than not that all deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.

Income taxes paid (net of refunds received) disaggregated by domestic and foreign jurisdiction in 2025 were as follows:

2025
U.S. federal income taxes paid (refunded)	$19,490
U.S. state income taxes paid (refunded)(1)	1,180
Foreign income taxes paid (refunded)
United Kingdom	2,881
Income taxes paid (refunded)	$23,551
(1) No individual jurisdiction met the 5% threshold for individual disclosure.

In 2024 and 2023 we made cash payments for income taxes of $16,112 and $1,348, respectively. We made no interest payments in 2025, 2024 and 2023.

In 2024 and 2023 we received federal tax refunds of $0 and $14,017, respectively, which resulted from the utilization of our net operating losses and net capital loss carryforwards and carrybacks. We have no loss carryforwards and no tax credit carryforwards as of December 31, 2025.

Domestic and foreign income (loss) before income tax expense (benefit) for the year ended December 31, 2025 is as follows:

2025
U.S. income (loss)	$137,596
Foreign income (loss)	10,340
Income (loss) before income taxes	$147,936

Total income tax expense (benefit) disaggregated by domestic and foreign jurisdiction for the year ended December 31, 2025 is as follows:

2025
U.S. federal income tax expense (benefit)	$25,043
U.S. state income tax expense (benefit)(1)	1,821
Foreign income tax expense (benefit)
United Kingdom	2,881
Income tax expense (benefit)	$29,745
(1) No individual jurisdiction met the 5% threshold for individual disclosure.

As of December 31, 2025, we had no alternative minimum tax credit carryforwards.

We file a consolidated federal income tax return and file income tax returns in various state jurisdictions. The U.S. Federal income tax returns of the Company for years prior to 2022 are no longer subject to examination by the taxing authorities. The Company does not have any unrecognized tax benefits ("UTBs") at December 31, 2025 or December 31, 2024. In the event the Company has UTBs, interest and penalties related to uncertain tax positions would be recorded as part of income tax expense in the financial statements. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its tax reserves based on new information or developments.

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
In 2023, we offered an Early Retirement Package ("ERP") as a voluntary program for a select group of eligible employees to consider retiring earlier than planned. Employees that accepted the offering received a one-time separation package. At the same time, we announced a change to our paid time off ("PTO") policy to a discretionary time off policy as of December 31, 2023. As a result, the Company no longer maintains an accrued liability on the balance sheet for PTO. The expense of the severance benefits offered with the ERP largely offset the benefit of the liability released with the change in time off policy in the financial statements. A partial plan curtailment was triggered during that period due to the reduction in active lives resulting from the ERP reduction in force, providing the benefit shown in the table for the Net Periodic Benefit Cost below.
Pension Plan
We offer a non-contributory cash balance pension plan in which all of our employees are eligible to participate after they have completed one year of service, attained 21 years of age and have met the hourly service requirements. Retirement benefits under our cash balance pension plan are based on the number of years of service and level of compensation. Our policy to fund the pension plan on a current basis to not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, is designed to ensure that plan assets will be adequate to provide retirement benefits. We are not required to make a contribution to the pension plan in 2026.
As a result of the ERP offered in 2023, any retiree or terminated employees were offered the opportunity to take a lump sum distribution out of the plan post-retirement. About 25% of retirees elected to take a lump sum payment, which in total was $17.8 million, and as a result, a settlement gain of $0, $0.5 million, and $2.7 million was recorded during the years ended December 31, 2025, 2024 and 2023, respectively.
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
The plan's liability driven investment ("LDI") strategy is designed to match the timing of cash outflows related to payouts from the plan with cash inflows from the plan's investment portfolio, as well as hedge interest rate risk between assets and liabilities. The portfolio includes a hedge portfolio, targeting 80.0 percent of the pension plan asset balance, largely comprised of highly rated fixed maturity securities and designed to match the assets and liabilities and maintain a fully funded position while hedging interest rate, yield curve and credit spread risks. The remaining 20.0 percent target of the asset balance is return seeking, with the objective to account for liability growth and to maintain a healthy surplus position. The largest fund in the return seeking portfolio is the LargeCap S&P 500 Index Separate Account fund, comprising 66.5% of the return seeking portfolio and 13.8% of the overall portfolio. We have not identified any significant concentrations of risk as a result of the LDI investment strategy.
The investments held by the pension plan at December 31, 2025 include the following asset categories:
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
We have one external investment manager as of December 31, 2025 and 2024.
The following is a summary of the pension plan's actual and target asset allocations at December 31, 2025 and 2024 by asset category:

					Target
Pension plan assets	2025	% of Total	2024	% of Total	Allocation
Hedge portfolio:		79.2%		77.6%	80%
Fixed maturity securities:
Corporate bonds	$153,149	63.3%	$147,336	61.1%
Foreign bonds	18,265	7.5	15,960	6.6
Federal agency	4,578	1.9	5,185	2.1
U.S. Treasury bonds	285	0.1	—	—
Private placement	2,423	1.0	3,319	1.4
Mortgage/asset backed securities	724	0.3	732	0.3
Money market funds	1,480	0.6	546	0.2
Pooled separate accounts:
Liquid assets separate account fund	5,274	2.2	8,872	3.7
Short-term income separate account fund	5,584	2.3	5,169	2.1
Return seeking portfolio:		20.8%		22.4%	20%
Pooled separate accounts:
U.S. property separate account fund	—	—	6,688	2.8
LargeCap S&P 500 index	33,397	13.8	31,968	13.3
MidCap S&P 400 index	6,699	2.8	6,227	2.6
SmallCap S&P 600 index	4,421	1.8	4,163	1.7
International equity index	5,705	2.4	5,017	2.1
Total plan assets	$241,984	100.0%	$241,182	100.0%	100.0%

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
The following tables present the categorization of the pension plan's assets measured at fair value on a recurring basis at December 31, 2025 and 2024:

		Fair Value Measurements
Description	December 31, 2025	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$153,149	$—	$153,149	$—
Foreign bonds	18,265	—	18,265	—
Federal agency	4,578	—	4,578	—
U.S. Treasury bonds	285	—	285	—
Private placement	2,423	—	2,423	—
Mortgage/asset backed securities	724	—	724	—
Money market funds	1,480	1,480	—	—
Pooled separate accounts:
Liquid assets separate account fund	5,274	—	5,274	—
Short-term income separate account fund	5,584	5,584	—	—
LargeCap S&P 500 index	33,397	33,397	—	—
MidCap S&P 400 index	6,699	6,699	—	—
SmallCap S&P 600 index	4,421	4,421	—	—
International equity index	5,705	5,705	—	—
Total assets measured at fair value	$241,984	$57,286	$184,698	$—

		Fair Value Measurements
Description	December 31, 2024	Level 1	Level 2	Level 3
Fixed maturity securities
Corporate bonds	$147,336	$—	$147,336	$—
Foreign bonds	15,960	—	15,960	—
Federal agency	5,185	—	5,185	—
Private placement	3,319	—	3,319	—
Mortgage/asset backed securities	732	—	732	—
Money market Funds	546	546	—	—
Pooled separate accounts
Liquid assets separate account fund	8,872	—	8,872	—
Short-term income separate account fund	5,169	5,169	—	—
U.S. property separate account fund	6,688	—	—	6,688
LargeCap S&P 500 index	31,968	31,968	—	—
MidCap S&P 400 index	6,227	6,227	—	—
SmallCap S&P 600 index	4,163	4,163	—	—
International equity index	5,017	5,017	—	—
Total assets measured at fair value	$241,182	$53,090	$181,404	$6,688
The fair value of the majority of the plan's investments is determined based on prices obtained from the plan's investment manager who obtain prices from independent pricing services. One price is obtained for each security, which is evaluated for reasonableness prior to its use for reporting purposes.
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
Bonds and notes consist of corporate bonds (domestic and foreign), private placement debt instruments, federal agency and US Treasury government bonds, and mortgage backed obligations. Valuation is determined by the fund administrator's investment manager primarily utilizing Intercontinental Exchange ("ICE") institutional bond pricing and ICE CMO pricing applications and models. For federal agency government bonds, evaluators may also utilize yield curves constructed from dealer contracts and live data sources. For CMOs, evaluators may apply a volatility-driven, multi-dimensional single cash flow stream model or option-adjusted spread model. For ABS and CMBS issuances, a single cash flow stream model is utilized. Input information is from market and dealer sources, integrated with credit information, observed market movements, and other sector news. Market sources generally include public information about the issuer of the bond. Credit information pertains to information on how well the issuing company pays debts. Observed market movements relates to information about the issuer's publicly traded stock. Sector news includes other public information about corporations similar to the issuer. As the inputs utilized are either directly or indirectly observable, bonds and notes are classified within Level 2 of the fair value hierarchy.
Options and contracts consist of futures contracts which utilize pricing provided by issuers, investment managers, fund accountants, clients, and others. Default pricing may also be used if not provided. As there are significant unobservable inputs utilized for these holdings, they are classified within Level 3 of the fair value hierarchy. The plan's reported value of these holdings is zero as of December 31, 2025.

Pooled Separate Accounts
The pension plan invests in six pooled separate account funds: (1) Large Cap S&P 500 Index separate account; (2) Mid Cap S&P 400 Index separate account; (3) Small Cap S&P 600 Index separate account; (4) International Equity Index separate account; (5) Short-Term Income separate account; and (6) Liquid Assets separate account. The pension plan also invested in the US Property separate account during the year ended December 31, 2024, but had no investment holdings in this separate account as of December 31, 2025.
The Large Cap S&P 500 Index, MidCap S&P 400 Index, and SmallCap S&P 600 Index separate account funds are stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the funds. These pooled separate accounts invest mainly in domestic stocks composing the S&P 500 Index, S&P MidCap 400 Index, and S&P SmallCap 600 Index, respectively, which have observable Level 1 quoted pricing inputs. The NAV of each fund is the basis for current transactions and the pooled separate accounts can be redeemed at NAV as of the measurement date. Most of the security prices were obtained from a pricing service, Interactive Data Corporation ("IDC"), for each fund. The fair value measurement for each fund is classified within Level 1 of the fair value hierarchy as the inputs reflect observable market data and quoted prices.
The International Equity Index separate account fund is stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the fund. This pooled separate account invests in a single mutual fund with underlying holdings primary in non-US stocks. The fair value of the mutual fund is a publicly quoted pricing input used in determining the NAV of the pooled separate account. The NAV of the pooled separate account is not publicly quoted but is available to current investors. The fair value of the underlying mutual fund is based on third-party pricing vendors and utilizes observable market information. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 1 of the fair value hierarchy as the underlying inputs reflect observable public market data from an active market.
The Short-Term Income separate account fund is stated at fair value as provided by the fund administrator based on the fair value of the underlying holdings of the fund. The fund invests in a single mutual fund. The underlying investments of this mutual fund are primarily in high quality short-term bonds and other fixed-income securities that, at the time of purchase, are rated BBB- or higher by S&P Global or Baa3 or higher by Moody's. The fair value of the mutual fund is a publicly quoted pricing input used in determining the NAV of the pooled separate account. The NAV of the pooled separate account is not publicly quoted but is available to current investors. The fair value of the underlying mutual fund is based on third-party pricing vendors and utilizes observable market information. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 1 of the fair value hierarchy as the underlying inputs reflect observable public market data from an active market.
Investments in the liquid assets separate account fund are stated at fair value as provided by the administrator of the fund based on the fair value of the underlying assets owned by the fund. This pooled separate account invests mainly in short term securities such as commercial paper. The majority of the underlying securities have observable Level 1 or Level 2 pricing inputs, including quoted prices for similar assets in active or non-active markets. Most of the security prices were obtained from IDC. The NAV is the basis for current transactions and the pooled separate account can be redeemed at NAV as of the measurement date. The fair value measurement is classified within Level 2 of the fair value hierarchy as the inputs reflect observable market data and quoted prices for similar assets, but in some instances, quoted prices are in markets that are not active.
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
The following tables provide a summary of the changes in fair value of the pension plan's Level 3 securities:

U.S. property separate account fund
Balance at January 1, 2025	$6,688
Realized gains	32
Transfers out	(6,720)
Balance at December 31, 2025	$—

U.S. property separate account fund
Balance at January 1, 2024	$25,407
Unrealized losses	(564)
Expenses	(54)
Transfers out	(18,101)
Balance at December 31, 2024	$6,688
Estimates and Assumptions
The preparation of financial statements in conformity with GAAP requires us to make various estimates and assumptions that affect the reporting of net periodic benefit cost, plan assets and plan obligations for each plan at the date of the financial statements. Actual results could differ from these estimates. One significant estimate relates to the calculation of the benefit obligation for each plan. The discount rate assumption uses a published discount yield curve ("Discount Yield Curve") and reflects the expected future benefit discounted cash flows to determine the present value of the plan benefit obligations as of December 31. The Discount Yield Curve uses pricing and yield information for high quality corporate bonds. We have reviewed the updated curve and materials provided by our external actuaries with regard to the assumptions used in the curve. We will continue to monitor this curve and will make changes, as appropriate.
The Society of Actuaries ("SOA") is an actuarial organization that periodically reviews mortality data and publishes mortality tables and improvement scales. The mortality assumptions are based on the SOA's Pri-2012 white collar base rate mortality projected generationally using a published mortality improvement scale ("2024 MI"). The 2024 MI scale is based on latest mortality improvement release, the MIM-2021-v4 application tool issued by the SOA in October 2023 with a few user-selected assumptions: 2030 as the ultimate year for age/cohort transition and long-term rate assumptions using sex-distinct and age based rated developed from the latest Social Security Trustee Reports. We have reviewed these updated tables and have updated the mortality assumptions based on this information and also based on research provided by our external actuaries. We will continue to monitor mortality assumptions and will make changes, as appropriate, to reflect additional research and our resulting best estimate of future mortality rates.
Assumptions Used to Determine Benefit Obligations
The following actuarial assumptions were used to determine the reported plan benefit obligations at December 31:

	Pension Benefits
Weighted-average assumptions as of December 31	2025	2024
Discount rate	5.46%	5.54%
Interest crediting rate	4.00	4.00
Rate of compensation increase	4.00	4.00
Declining interest rates resulted in a decrease in the discount rates we use to value our respective plan's benefit obligations at December 31, 2025 compared to December 31, 2024.
Assumptions Used to Determine Net Periodic Benefit Cost
The following actuarial assumptions were used at January 1 to determine our reported net periodic benefit costs for the year ended December 31:

	Pension Benefits
January 1,	2025	2024	2023
Discount rate	5.54%	4.93%	5.15%
Expected long-term rate of return on plan assets	5.90	5.70	6.70
Rate of compensation increase	4.00	4.00	3.00

Benefit Obligation and Funded Status
The following table provides a reconciliation of benefit obligations, plan assets and funded status of our plans:

	Pension Benefits
Years Ended December 31,	2025	2024
Reconciliation of benefit obligation
Benefit obligation at beginning of year (2)	$180,324	$209,867
Service cost	3,340	3,287
Interest cost	9,586	9,913
Actuarial loss (gain)	2,708	(15,634)
Benefit payments	(19,387)	(9,350)
Settlement - lump sums paid	—	(17,759)
Benefit obligation at end of year (1)	$176,571	$180,324
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year (2)	$241,182	$263,893
Actual return on plan assets	20,189	4,398
Benefit payments	(19,387)	(9,350)
Settlement - lump sums paid	—	(17,759)
Fair value of plan assets at end of year	$241,984	$241,182
Funded status at end of year	$65,413	$60,858
(1)For the pension plan, the benefit obligation is the projected benefit obligation.
(2)For end of year 2023 benefit obligation and fair value, an adjustment of 13 (thousand) was made reflecting an estimate provided to the current sole-custodian of the fund assets from a separate third-party managed custodian. The beginning of year 2024 balances were updated to reflect actual valuation as there is now only one custodian of fund assets.
Our accumulated pension benefit obligation was $176,571 and $180,324 at December 31, 2025 and 2024, respectively. Actuarial loss during 2025 was driven by actuarial assumption changes, primarily a decrease in the discount rate, and participant experience. Actuarial gain during 2024 was driven by actuarial assumption changes, primarily an increase in discount rate, and participant experience.

The following table displays the effect that the unrecognized prior service cost and unrecognized actuarial loss of our plan had on accumulated other comprehensive income ("AOCI"), as reported in the accompanying Consolidated Balance Sheets:

	Pension Benefits
Years Ended December 31	2025	2024
Amounts recognized in AOCI
Unrecognized prior service cost	$(14,328)	$(17,224)
Unrecognized actuarial (gain) loss	(9,164)	(5,131)
Total amounts recognized in AOCI	$(23,492)	$(22,354)
We anticipate amortization of the net actuarial gains for our pension plan in 2026 to be $2,708.

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension plan are as follows:

	Pension Plan
Years Ended December 31,	2025	2024	2023

Net periodic benefit cost
Service cost	$3,340	$3,287	$3,817
Interest cost	9,586	9,913	10,106
Expected return on plan assets	(13,585)	(14,541)	(15,025)
Amortization of prior service cost	(2,896)	(2,896)	(3,280)
Effect of partial curtailment	—	(506)	(2,666)
Amortization of net loss	—	—	207
Net periodic benefit cost	$(3,555)	$(4,743)	$(6,841)
The expected long-term return on plan assets is determined using a calculated value. The expected long-term return on plan assets assumption was developed as a weighted average rate based on the target asset allocation of the plan and the Long-Term Capital Market Assumptions ("CMA") October 2025. The capital market assumptions were developed with a primary focus on forward-looking valuation models and market indicators. The key fundamental economic inputs for these models are future inflation, economic growth, and interest rate environment. Due to the long-term nature of the pension obligations, the investment horizon for the CMA is 20 years. In addition to forward-looking models, historical analysis of market data and trends was reflected, as well as the outlook of recognized economists, organizations and consensus CMA from other credible studies.
The Corridor Approach is used to amortize actuarial gains and losses. An allowable 10% corridor is utilized under this approach. The period of amortization of such gains and losses is the average future service of members expected to receive benefits. A portion of the prior service cost component of net periodic pension benefit costs are capitalized and amortized straight-line as part of deferred acquisition costs and is included in "Amortization of deferred policy acquisition costs" within the Consolidated Statements of Income. The portion not related to the compensation and the other components of net periodic pension benefit costs are included in "Other underwriting expenses" within the Consolidated Statements of Income.
Projected Benefit Payments
The following table summarizes the expected benefits to be paid from our plan over the next 10 years:

	2026	2027	2028	2029	2030	2031-2035
Pension benefits	$14,750	$13,260	$13,700	$13,930	$14,500	$74,030

NOTE 9. STOCK-BASED COMPENSATION
Non-Qualified Employee Stock Award Plan
The United Fire Group, Inc. 2021 Stock Plan (the "Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 4,050,000 shares of UFG common stock to employees. At December 31, 2025, there were 1,001,520 authorized shares remaining available for future issuance. The Stock Plan is administered by the Board of Directors, which determines those employees who will receive awards, when awards will be granted, and the terms and conditions of the awards. The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Stock Plan. Pursuant to the Stock Plan, the Board of Directors may, at its sole discretion, grant awards to our employees who are in positions of substantial responsibility with UFG. Further, the Board of Directors, in its discretion, has delegated authority to grant a limited number of restricted stock units in situations where the Company is seeking to recruit or retain an individual.
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
The activity in the Stock Plan is displayed in the following table:

Year Ended
Authorized Shares Available for Future Award Grants	December 31, 2025
Beginning balance	1,335,589
Additional shares authorized	—
Number of awards granted	(394,027)
Number of awards forfeited or expired	146,286
Performance-based adjustments	(86,328)
Ending balance	1,001,520
Number of option awards exercised	15,363
Number of restricted stock awards vested	93,020

Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan
The United Fire Group, Inc. Non-Employee Director Stock Plan (the "Director Stock Plan") authorizes the issuance of restricted stock awards and non-qualified stock options to purchase shares of UFG's common stock to non-employee directors. The total number of shares available under the Director Stock Plan is 450,000 and the expiration date is December 31, 2029. At December 31, 2025, the Company had 34,886 authorized shares available for future issuance.
The Board of Directors has the authority to determine which non-employee directors receive awards, when options and restricted stock awards will be granted, the option price, the option expiration date, the date of grant, the vesting schedule of options or whether the options shall be immediately vested, the terms and conditions of options and restricted stock (other than those terms and conditions set forth in the plan) and the number of shares of common stock to be issued pursuant to an option agreement or restricted stock agreement (subject to limits set forth in the plan). The Board of Directors may also take any action it deems necessary and appropriate for the administration of the Director Stock Plan. Forfeitures of awards under the plan are recognized as they occur.
The activity in the Director Stock Plan is displayed in the following table:

Year Ended
Authorized Shares Available for Future Award Grants	December 31, 2025
Beginning balance	71,410
Additional authorization	—
Number of awards granted	(36,524)
Number of awards forfeited or expired	—
Ending balance	34,886
Number of option awards exercised	—
Number of restricted stock awards vested	32,190

Stock-Based Compensation Expense
In 2025, 2024 and 2023, the Company recognized stock-based compensation expense of $9,029, $5,517 and $3,246, respectively. Stock-based compensation expense is recognized over the vesting period of the stock options.
As of December 31, 2025, we had $10,650 in stock-based compensation expense that has yet to be recognized through our results of operations. We expect this compensation to be recognized in subsequent years according to the following table, except with respect to awards that are accelerated by the Board of Directors, in which case we will recognize any remaining compensation expense in the period in which the awards are accelerated.

2026	$6,875
2027	3,360
2028	415
Total	$10,650

Analysis of Award Activity
The analysis below details the option award activity for 2025 and the awards outstanding at December 31, 2025, for both of our plans and ad hoc options, which were granted prior to the adoption of the other plans:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	226,127	$32.91
Granted	—	—
Exercised	(15,363)	29.12
Cancelled/Forfeited	(29,164)	42.34
Expired	(12,737)	29.12
Outstanding at December 31, 2025	168,863	$31.91	5.67	$1,044
Exercisable at December 31, 2025	138,907	$32.75	5.35	$793

Intrinsic value is the difference between our share price on the last day of trading (i.e., December 31, 2025) and the price of the options when granted and represents the value that would have been received by option holders had they exercised their options on that date. These values change based on the fair market value of our shares. The intrinsic value of options exercised totaled $33, $28 and $18 in 2025, 2024 and 2023, respectively.

The analysis below details the award activity for the restricted stock, restricted stock unit, and performance stock unit awards outstanding at December 31, 2025:

Restricted stock awards	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2025	596,787	$23.67
Granted	430,551	26.12
Vested	(169,612)	24.13
Forfeited	(87,685)	25.91
PSU projected performance adjustment	112,421	24.09
Non-vested at December 31, 2025	882,462	$24.74

In 2025, 2024 and 2023 we recognized $8,659, $4,992 and $2,637, respectively, in compensation expense related to the restricted stock, restricted stock unit, and performance stock unit awards. At December 31, 2025, we had $10,596 in compensation expense that has yet to be recognized through our results of operations related to the restricted stock, restricted stock unit, and performance stock unit awards. The intrinsic value of the non-vested restricted stock, restricted stock unit, and performance stock unit awards outstanding totaled $32,077 and $16,931 at December 31, 2025 and 2024, respectively.
Assumptions
The weighted-average grant-date fair value of the options granted under our plans has been estimated using the Black-Scholes option pricing model with the following weighted-average assumptions. There were no option grants during the years ended December 31, 2025 and 2024.

December 31,	2025	2024	2023
Risk-free interest rate	N/A	N/A	4.09%
Expected volatility (historical)	N/A	N/A	41.85%
Expected option life (in years)	N/A	N/A	7
Expected dividends (in dollars)	N/A	N/A	$0.64
Weighted-average grant-date fair value of options granted during the year (in dollars)	N/A	N/A	$10.95

The following table summarizes information regarding the stock options outstanding and exercisable at December 31, 2025:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number Outstanding (in shares)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in shares)	Weighted-Average Exercise Price
$—	20.00	—	0	$—	—	$—
20.01	30.00	130,361	6.77	28.34	100,405	28.45
30.01	40.00	10,069	0.14	39.91	10,069	39.91
40.01	50.00	23,613	2.50	43.60	23,613	43.60
50.01	60.00	4,820	3.13	54.26	4,820	54.26
$20.01	60.00	168,863	5.67	$31.91	138,907	$32.75

NOTE 10. SEGMENT INFORMATION
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its CEO, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as determination of which products to market and sell; determination of distribution networks with insurance agents; and allocation of budgets between sales and marketing, technology, and general and administrative expenses.
See the Consolidated Financial Statements for financial information regarding the Company's operating segment.
Revenues from external customers, with the exception of Lloyd's, are fully attributed to the Company's country of domicile. Lloyd's syndicate business is conducted in the United Kingdom as part of Lloyd's insurance market. Risks can be attributed to the United Kingdom or be globally underwritten using Lloyd's licenses in different countries. As a result, it is impracticable for the Company to accurately report specific geographic concentration of global revenues for Lloyd's business.
All long-lived assets are attributed to the Company's country of domicile.
The Company does not have revenue from transactions with a single customer amounting to 10 percent or more of its revenues.

NOTE 11. EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2025		2024		2023
(In Thousands Except Share and Per Share Data)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss)	$118,191	$118,191	$61,957	$61,957	$(29,700)	$(29,700)
Weighted-average common shares outstanding	25,470,451	25,470,451	25,319,973	25,319,973	25,249,269	25,249,269
Add dilutive effect of restricted stock awards	—	882,462	—	597,787	—	—
Add dilutive effect of stock options	—	—	—	—	—	—
Weighted-average common shares	25,470,451	26,352,913	25,319,973	25,917,760	25,249,269	25,249,269
Earnings (loss) per common share	$4.64	$4.48	$2.45	$2.39	$(1.18)	$(1.18)
Awards excluded from diluted calculation(1)	—	38,502	—	222,186	—	791,735
(1)Outstanding awards that are not "in-the-money" are excluded from the diluted earnings per share calculation because the effect of including them would have inherently been anti-dilutive.
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

NOTE 12. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options vary in the Company's operating leases dependent upon the underlying leased asset. As of December 31, 2025, the Company has leases with remaining terms of one year to five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of December 31, 2025, the Company is the lessor for five lease agreements related to office space and parking. The remaining terms of the leases vary depending on the property and range from one year to eight years, which may include options for renewal or to extend lease terms or no options for renewal. Lessor income and sublease income are included in net income in the statement of comprehensive income.
The components of our operating leases were as follows for the years ended December 31, 2025 and 2024:

	2025	2024
Operating lease expense	$8,905	$9,436
Less: Lessor income	584	581
Less: Sublease income	532	532
Net lease expense	$7,789	$8,323

Cash flows information related to leases:
Operating cash outflow from operating leases	$7,906	$8,365
The following table provides supplemental information regarding our operating leases as of December 31, 2025 and 2024:

	2025	2024

Operating lease right-of-use assets ("Other assets" on Consolidated Balance Sheets)	$12,794	$21,412
Operating lease liabilities ("Accrued expenses and other liabilities" on Consolidated Balance Sheets)	$13,155	$21,867
Right-of-use assets obtained in exchange for new operating lease liabilities	$13	$635
Weighted average remaining lease term	2.32 years	2.98 years
Weighted average discount rate	4.65%	4.37%

The maturities of our lease liabilities as of December 31, 2025 and 2024:

	2025	2024
2026	$7,612	$9,168
2027	3,713	7,919
2028	1,800	3,765
2029	418	1,800
2030	394	418
Thereafter	34	427
Total lease payments	13,971	23,497
Less: Imputed interest	(816)	(1,630)
Lease liability	$13,155	$21,867
The maturities of our lease receivables as of December 31, 2025 and 2024:

	2025	2024
2026	$1,150	$1,066
2027	1,084	1,124
2028	578	1,092
2029	582	584
2030	585	582
Thereafter	1,524	2,109
Total lease payments receivable	$5,503	$6,557
There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 13. DEBT
Long Term Debt
December 2020 Private Placement
On December 15, 2020, UF&C issued $50,000 of notes due 2040 ("UF&C Notes") at par value. The UF&C Notes are senior, unsecured unsubordinated obligations of UF&C and are fully and unconditionally guaranteed on an unsecured, unsubordinated basis by each of UF&C's subsidiaries. The UF&C Notes mature on December 15, 2040. The UF&C Notes may be redeemed by UF&C, in whole or in part, at par, at any time following the tenth (10th) anniversary of the issuance date, but subject to the payment restrictions, including the prior approval of the Iowa Insurance Commissioner.

Interest payments will be paid quarterly on March 15, June 15, September 15 and December 15 of each year (each such date, an "Interest Payment Date"). The interest rate will equal the rate that corresponds to the A.M. Best Co. (or its successor's) financial strength rating for members of the UF&C Pooled Group as of the applicable Interest Payment Date, as set forth in the table below. For the twelve-month period ended December 31, 2025, interest expense totaled $3,438. Payment of interest is subject to approval by the Iowa Insurance Division.

A.M. Best Co. Financial Strength Rating	Applicable Interest Rate
A+	5.875%
A	6.375%
A-	6.875%
B++ (or lower)	7.375%

May 2024 and July 2025 Private Placements
The Company issued $70,000 aggregate principal on May 31, 2024 ("Series A") and $30,000 aggregate principal on July 10, 2025 ("Series B") of its 9% senior unsecured notes due 2039 (collectively, the "UFG Notes") at par value. The UFG Notes mature on May 31, 2039. The UFG Notes may be redeemed by the Company, in whole or in part, at par, at any time on or after May 31, 2034. Prior to May 31, 2034, the UFG Notes may not be redeemed except for a change in control offer or upon an event of default.

Interest payments will be paid quarterly on February 28, May 31, August 31 and November 30 of each year. Costs incurred of $3,050 and $1,098 for the issuance of the Series A and Series B notes, respectively, were capitalized and will be amortized over the life of the non-cancellable period of the debt. The capitalization of such debt issuance costs are included as an offset to the "Long term debt" in the Consolidated Balance Sheets and the related amortization is included in "Interest expense" in the Consolidated Statements of Income. For the twelve-month period ended December 31, 2025, interest expense totaled $7,829.
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
•making certain investments
•entering into transactions with affiliates;
•declaring or making dividend payments or distributions or repurchasing capital stock or other equity interests;
•changing the nature of our business materially; and
•making changes in accounting treatment or reporting practices that affect the calculation of financial covenants, or changing our fiscal year.
As of December 31, 2025, we were in compliance with all covenants.
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
Membership in FHLB Des Moines provides UF&C with access to FHLB Des Moines' product line of financial services, including funding agreements, general asset/liability management, and collateralized advances that can be used for liquidity management. As a member, UF&C has an aggregate borrowing capacity of up to 20.0 percent of total assets of UF&C. As of December 31, 2025, UF&C has FHLB Des Moines borrowing capacity up to $500 million, subject to investments available as collateral, if an immediate liquidity need would arise. UF&C had no outstanding balance as of December 31, 2025 and 2024 related to these lines of credit.

NOTE 14. INTANGIBLE ASSETS
Our major classes of intangible assets are presented in the following table:

	Year Ended December 31,
	2025	2024
Agency relationships, cost	$10,338	$10,338
Accumulated amortization	(10,194)	(9,617)
Agency relationships, carrying value	$144	$721

Trade names, cost	$1,978	$1,978
Accumulated amortization	(1,945)	(1,813)
Trade names, carrying value	$33	$165

State insurance licenses(1)	$3,020	$3,020
Net intangible assets	$3,197	$3,906
(1) The intangible asset for licenses has an indefinite life and therefore is not amortized.
The estimated useful lives assigned to our major classes of amortizable intangible assets are as follows:

Useful Life
Agency relationships	Fifteen years
Trade names	Fifteen years
Aggregate amortization expense for intangible assets totaled $709 for each of the years ended December 31, 2025, 2024, and 2023. The last year of remaining estimated aggregate amortization expense of $177 is 2026. In 2025 and 2024 we performed a qualitative impairment assessment of our indefinite lived intangible assets. There have been no impairment losses recorded relating to intangible assets for the years ended December 31, 2025 and 2024. There is no expected significant residual value relating to our intangible assets.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table shows the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the years ended December 31, 2025, 2024 and 2023:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of January 1, 2023	$(88,369)	$873	$—	$(87,496)
Change in accumulated other comprehensive income before reclassifications	20,835	14,973	—	35,808
Reclassification adjustments from accumulated other comprehensive income (loss)	567	164	—	731
Balance as of December 31, 2023	$(66,967)	$16,010	$—	$(50,957)
Change in accumulated other comprehensive income before reclassifications	(10,639)	1,650	(200)	(9,189)
Reclassification adjustments from accumulated other comprehensive income	5,365	—	—	5,365
Balance as of December 31, 2024	$(72,241)	$17,660	$(200)	$(54,781)
Change in accumulated other comprehensive income before reclassifications	43,954	899	1,846	46,699
Reclassification adjustments from accumulated other comprehensive income	3,019	—	—	3,019
Balance as of December 31, 2025	$(25,268)	$18,559	$1,646	$(5,063)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 16. PROPERTY AND EQUIPMENT
The following table is a summary of the components of the property and equipment that are reported in the accompanying Consolidated Financial Statements as of December 31, 2025 and 2024.

	2025	2024
Real estate:
Buildings	$75,895	$76,420
Land	1,202	1,202
Furniture and fixtures	2,339	3,555
Internally developed software	52,301	54,377
Other computer equipment and software	894	467
Total property and equipment	$132,631	$136,021
Depreciation is computed primarily by the straight-line method over the following estimated useful lives:

Useful Life
Computer equipment and software	Three years
Furniture and fixtures	Seven years
Internally developed software	Ten years
Leasehold improvements	Shorter of the lease term or useful life of the asset
Real estate	Seven years to thirty-nine years
Depreciation expense totaled $9,822, $10,086 and $9,799 for 2025, 2024 and 2023, respectively.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Fire Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Valuation of reserves for property and casualty losses and loss settlement expenses
Description of the Matter
At December 31, 2025, the Company’s reserves for losses and loss settlement expenses was $1.92 billion, of which $962.4 million related to Incurred But Not Reported (IBNR) reserves. As described in Note 5 to the consolidated financial statements, liability for losses and loss settlement expenses reflect management's best estimates at a given point in time of what is expected to be paid for claims that have been reported and those that have been incurred but not reported, based on known facts, circumstances, and historical trends. There is significant uncertainty and subjectivity inherent in determining management’s best estimates of the ultimate cost of losses, which is used to determine IBNR reserves.

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

To test the estimated IBNR reserves we, including our actuarial specialists, performed audit procedures that included, among others, evaluating management’s selection and weighting of actuarial methods and assumptions by comparing to those used in prior periods and those used in the industry. We compared management’s best estimate of reserves to our independently calculated range of reasonable reserve estimates.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company's auditor since 2002.

Des Moines, Iowa
February 26, 2026

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
As of December 31, 2025, United Fire Group, Inc.'s management assessed the effectiveness of United Fire Group Inc.'s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, United Fire Group, Inc.'s management determined that effective internal control over financial reporting was maintained as of December 31, 2025, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of United Fire Group, Inc. included in this Annual Report on Form 10-K, has audited the effectiveness of internal control over financial reporting as of December 31, 2025. Their attestation report, which expresses an unqualified opinion on the effectiveness of United Fire Group, Inc.'s internal control over financial reporting as of December 31, 2025, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."
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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of United Fire Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited United Fire Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Fire Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a)2 and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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
February 26, 2026

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company's executive officers is included in "Information About Our Executive Officers" under Part I, Item 1 "Business" of this report.
The information required by this Item regarding our directors and corporate governance matters is included under the captions "Board of Directors," subheading "Corporate Governance" and "Proposal One-Election of Directors," in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2026 (the "2026 Proxy Statement") and is incorporated herein by reference.
The information regarding our Code of Ethics is included under the caption "Board of Directors," subheading "Corporate Governance," subpart "Code of Ethics" in our 2026 Proxy Statement and is incorporated herein by reference.
The information required by this Item regarding compliance with Section 16(a) of the Exchange Act is included under the caption "Delinquent Section 16(a) Reports" in our 2026 Proxy Statement and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item regarding our executive compensation and our Compensation Committee Report is included under the caption "Executive Compensation" in our 2026 Proxy Statement and is incorporated herein by reference. The information required by this Item regarding Compensation Committee interlocks and insider participation is included under the caption "Board of Directors," subheading "Committees of the Board," subheading "Compensation Committee," subpart "Compensation Committee Interlocks and Insider Participation" in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this Item is included under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Management" and "Equity Compensation Plan Information" in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this Item is included under the captions "Board of Directors" and "Transactions with Related Persons" in our 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this Item is included under the caption "Proposal Two - Ratification of the Audit Committee's Appointment of Independent Registered Public Accounting Firm," subheading "Information About Our Independent Registered Public Accounting Firm" in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We have filed the following documents as part of this Annual Report on Form 10-K:

Page
(a) 1. Financial Statements
Consolidated Balance Sheets at December 31, 2025 and 2024	59
Consolidated Statements of Income for the three years ended December 31, 2025	60
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2025	61
Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2025	62
Consolidated Statements of Cash Flows for the three years ended December 31, 2025	63
Notes to Consolidated Financial Statements	65

(a) 2. Financial Statement Schedules required to be filed by Item 8 of this Form:
Schedule I. Summary of Investments — Other than Investments in Related Parties	130
Schedule II. Condensed Financial Statements of Parent Company	131
Schedule III: Supplementary Insurance Information	134
Schedule IV: Reinsurance	135
Schedule V: Valuation and Qualifying Accounts	136
Schedule VI: Supplemental Information Concerning Property and Casualty Insurance Operations	137
All other schedules have been omitted as not required, not applicable, not deemed material or because the information is included in the Consolidated Financial Statements.

(a) 3. Exhibit Index:

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
2.1†		Stock Purchase Agreement, dated as of September 18, 2017, between United Fire & Casualty Company and Kuvare US Holdings, Inc.		8-K		2.1	9/19/2017
3.1		Articles of Incorporation of United Fire Group, Inc.		S-4		Annex II	5/25/2011
3.2		Articles of Amendment to Articles of Incorporation of United Fire Group, Inc.		8-K/A		3.1	5/26/2015
3.3		Amended and Restated Bylaws of United Fire Group, Inc.		8-K		3.1	2/23/2024
4.1		Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934		10-K	12/31/2019	4.1	2/28/2020
10.1	*	United Fire & Casualty Company Employee Stock Purchase Plan, Amended and Restated as of November 16, 2007		10-K	12/31/2007	10.2	2/27/2008
10.2	*	United Fire & Casualty Company Non-Employee Director Stock Plan		8-K		10.1	5/22/2020
10.3	*	United Fire Group, Inc. Amended and Restated Annual Incentive Plan		10-K	12/31/2011	10.4	3/15/2012
10.4	*	United Fire & Casualty Company Non-qualified Deferred Compensation Plan		10-Q	9/30/2007	10.3	10/25/2007
10.5	*	United Fire Group, Inc. 2021 Stock and Incentive Plan (the "Stock Plan")		8-K		10.1	5/21/2021
10.6	*	Form of Non-qualified Stock Option Agreement pursuant to the United Fire & Casualty Company, Inc. Nonqualified Employee Stock Option Plan		10-K	12/31/2007	10.7	2/27/2008
10.7	*	Form of Stock Option Issued Pursuant to the 2005 Non-Qualified Non-Employee Director Stock Option and Restricted Stock Plan		10-K	12/31/2007	10.8	2/27/2008
10.8	*	Form of Stock Award Agreement Under the Stock Plan		8-K		99.2	5/22/2008
10.9	*	Form of Non-Qualified Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.3	5/22/2008
10.10	*	Form of Incentive Stock Option Agreement for the Purchase of Stock under the Stock Plan		8-K		99.4	5/22/2008
10.11	*	Amendment to Non-qualified Stock Option Agreements for John A. Rife pursuant to the Stock Plan		8-K/A		99.1	2/24/2009
10.12	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-K	12/31/2011	10.14	3/15/2012
10.13	*	Form of United Fire Group, Inc. Restricted Stock Agreement Under the 2005 Non-Qualified Non-Employee Director Stock Option Plan		10-Q	6/30/2016	10.1	8/3/2016
10.14	*	United Fire Group, Inc. Plan for Allocation of Equity Compensation to Management Team		10-K	12/31/2011	10.15	3/15/2012
10.15	*	Deferred Compensation Plan for United Fire Group, Inc. Non-Employee Directors		8-K		10.1	11/19/2012

(a) 3. Exhibit Index (continued):

				Incorporated by reference
Exhibit number		Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.16	*	Executive Nonqualified Excess Plan		8-K		10.1	5/22/2014
10.17	*	Executive Nonqualified "Excess Plan" Adoption Agreement		8-K		10.2	5/22/2014
10.18	*	United Fire & Casualty Company Rabbi Directed Trust Agreement		8-K		10.3	5/22/2014
10.19	*	Form of United Fire Group, Inc. Change in Control Severance Agreement		8-K		10.4	5/22/2014
10.20	*	Amendment Number One to United Fire & Casualty Company Nonqualified Deferred Compensation Plan		8-K		10.5	5/22/2014
10.21	*	Form of Non-Qualified Employee Stock Option Agreement for Purchase of Stock Under the United Fire Group, Inc. 2008 Stock Plan		10-Q	6/30/14	10.7	8/5/2014
10.22	*	Form of Stock Award Agreement under the United Fire Group, Inc. Stock Plan		10-Q	6/30/14	10.8	8/5/2014
10.23	*	Form of Stock Award Agreement (Restricted Stock Units-Performance Units) Under the Stock Plan		10-Q	3/31/17	10.1	5/3/2017
10.24	*	Form of Stock Award Agreement (Restricted Stock Units) under the United Fire, Group, Inc. Non-Employee Director Stock Plan		10-Q	6/30/2020	10.2	8/5/2020
10.25	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Performance-Based Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.1	11/4/2021
10.26	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Option Award Notice		10-Q	9/30/2021	10.2	11/4/2021
10.27	*	United Fire Group, Inc. 2021 Stock and Incentive Plan Restricted Stock Unit Award Notice		10-Q	9/30/2021	10.3	11/4/2021
10.28	*	Executive Employment Offer Letter, dated January 5, 2023, between United Fire Group, Inc and Julie Stephenson (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2023 8-K)		8-K		10.1	1/5/2023
10.29	*	Amended Executive Employment Offer Letter, dated March 1, 2023, between United Fire Group, Inc. and Julie Stephenson		10-Q	3/31/2023	10.1	5/9/2023
10.30	*	Amended Form of Restricted Stock Unit Agreement and Award Notice pursuant to the Company's 2021 Stock and Incentive Plan		10-K	12/31/2024	10.30	2/26/2025
10.31	*	Investment Management Agreement, dated January 31, 2024 by and between United Fire Group, Inc. and New England Asset Management		8-K		10.1	2/1/2024
10.32†	*	Master Note Purchase Agreement, dated as of May 31, 2024, by and among the Company and the Purchasers		8-K		10.1	6/6/2024
10.33†		Supplement to Master Note Purchase Agreement dated as of July 10, 2025		8-K		10.2	7/10/2025
10.34		Amended Form of Restricted Stock Unit Agreement (with dividend equivalents) and Award Notice pursuant to the Company's 2021 Stock Incentive Plan	X

(a) 3. Exhibit Index (continued):

Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ended	Exhibit	Filing date
10.35	Amended Form of Performance-Based Restricted Stock Unit Agreement (with dividend equivalents) and Award Notice pursuant to the Company's 2021 Stock and Incentive Plan	X
19	United Fire Group, Inc. Insider Trading Policy		10-K	12/31/2024	19	2/26/2025
21.0	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Kevin Leidwinger Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Eric J. Martin Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Kevin Leidwinger Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Eric J. Martin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
97.0	United Fire Group, Inc. Clawback Policy		10-K	12/31/2023	97.0	2/29/2024
101.1
The following financial information from United Fire Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023; (iv) Consolidated Statement of Stockholders' Equity for the years ended December 31, 2025, 2024 and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements.
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

Schedule I. Summary of Investments — Other than Investments in Related Parties

December 31, 2025	(In thousands)
	Cost or Amortized Cost		Amounts at Which Shown in Balance Sheet
Type of Investment		Fair Value
Fixed maturities
United States Government and government agencies and authorities	$109,358	$104,104	$104,104
States, municipalities and political subdivisions	261,711	261,734	261,734
Public utilities	127,365	121,049	121,049
All other bonds	1,740,739	1,718,463	1,718,463
Total fixed maturities	$2,239,173	$2,205,350	$2,205,350
Mortgage loans on real estate	$31,116	$30,127	$30,830
Other long-term investments	228,507	228,507	228,507
Total investments	$2,498,796	$2,463,984	$2,464,687

Schedule II. Condensed Financial Statements of Parent Company

United Fire Group, Inc. (parent company only)
Condensed Balance Sheets

	December 31,
(In thousands, except share data)	2025	2024

Assets
Investment in consolidated subsidiaries	$1,030,539	$844,638
Cash and cash equivalents	5,066	3,822
Federal income tax receivable	1,592	—
Other assets	1,173	135
Total assets	$1,038,370	$848,595

Liabilities and stockholders' equity
Long term debt	$96,200	$67,059
Accrued interest payable	750	525
Other liabilities	250	(520)
Total Liabilities	$97,200	$67,064

Stockholders' equity
Common stock, $0.001 par value, authorized 75,000,000 shares 25,522,051 and 25,378,291 issued and outstanding in 2025 and 2024, respectively	$25	$25
Additional paid-in capital	223,887	215,851
Retained earnings	722,321	620,436
Accumulated other comprehensive income (loss), net of tax	(5,063)	(54,781)
Total stockholders' equity	$941,170	$781,531
Total liabilities and stockholders' equity	$1,038,370	$848,595

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Income and Comprehensive Income

	For the Years Ended December 31,
(In thousands)	2025	2024	2023

Revenues
Investment income	$250	$223	$99
Total revenues	250	223	99

Expenses
Interest expense	7,829	3,844	—
Total expenses	7,829	3,844	—

Income before income taxes and equity in net income of subsidiary	(7,579)	(3,621)	99
Income tax expense (benefit)	(1,591)	(760)	21
Net income before equity in net income (loss) of subsidiary	$(5,988)	$(2,861)	$78
Equity in net income (loss) of subsidiary	124,179	64,818	(29,778)
Net income (loss)	$118,191	$61,957	$(29,700)

Other comprehensive income (loss)
Change in unrealized gain (loss) on investments held by subsidiary	$55,644	$(13,466)	$26,373
Change in liability for underfunded employee benefit plans of subsidiary	1,138	2,089	18,953
Other comprehensive income (loss), before tax and reclassification adjustments	$56,782	$(11,377)	$45,326
Income tax effect	(12,420)	2,388	(9,518)
Other comprehensive income (loss), after tax, before reclassification adjustments	$44,362	$(8,989)	$35,808
Reclassification adjustment for net realized gains of the subsidiary included in income	3,822	6,791	718
Reclassification adjustment for employee benefit costs of the subsidiary included in expense	—	—	207
Total reclassification adjustments, before tax	$3,822	$6,791	$925
Income tax effect	(803)	(1,426)	(194)
Total reclassification adjustments, after tax	$3,019	$5,365	$731

Comprehensive income (loss)	$165,572	$58,333	$6,839

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

Schedule II. Condensed Financial Statements of Parent Company (continued)

United Fire Group, Inc. (parent company only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(In thousands)	2025	2024	2023

Cash flows from operating activities
Net income (loss)	$118,191	$61,957	$(29,700)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in net income of subsidiary	(124,179)	(64,818)	29,778
Dividends received from subsidiary	21,700	22,800	13,200
Other, net	3,929	2,245	1,691
Net cash provided by (used in) operating activities	$19,641	$22,184	$14,969

Cash flows from investing activities
Capital contributions to subsidiaries	(30,000)	(70,000)	—
Net cash provided by (used in) investing activities	$(30,000)	$(70,000)	$—

Cash flows from financing activities
Payment of cash dividends	$(16,306)	$(16,213)	$(16,164)
Issuance of common stock	(993)	348	(290)
Debt note issuance	30,000	70,000	—
Debt note issuance costs	(1,098)	(3,050)	—
Net cash provided by (used in) financing activities	$11,603	$51,085	$(16,454)

Net change in cash and cash equivalents	$1,244	$3,269	$(1,485)
Cash and cash equivalents at beginning of period	3,822	553	2,038
Cash and cash equivalents at end of year	$5,066	$3,822	$553

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

Schedule III. Supplementary Insurance Information

(In thousands)	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premium	Earned Premium Revenue	Investment Income, Net	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Written Premium
Year Ended December 31, 2025	$158,184	$1,924,826	$660,210	$1,292,696	$97,538	$764,402	$315,323	$146,609	$1,346,219
Year Ended December 31, 2024	$147,224	$1,796,782	$621,448	$1,176,750	$81,986	$744,605	$281,338	$140,942	$1,231,470
Year Ended December 31, 2023	$126,532	$1,638,755	$549,384	$1,034,587	$59,606	$769,414	$244,991	$115,800	$1,066,901

Schedule IV. Reinsurance

(In thousands)	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net Earned
Year Ended December 31, 2025
Earned premium	$1,259,966	$173,978	$206,708	$1,292,696	15.99%
Year Ended December 31, 2024
Earned premium	$1,109,903	$147,196	$214,043	$1,176,750	18.19%
Year Ended December 31, 2023
Earned premium	$1,017,917	$144,958	$161,628	$1,034,587	15.62%

Schedule V. Valuation And Qualifying Accounts

(In thousands)	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Description
Allowance for bad debts
Year Ended December 31, 2025	$1,603	$—	$(296)	$1,899
Year Ended December 31, 2024	1,794	—	191	1,603
Year Ended December 31, 2023	1,575	219	—	1,794

Deferred tax asset valuation allowance
Year Ended December 31, 2025	$—	$—		$—
Year Ended December 31, 2024	—	—	—	—
Year Ended December 31, 2023	—	—	—	—

Schedule VI. Supplemental Information Concerning Property and Casualty Insurance Operations

(In thousands)
Affiliation with Registrant: United Fire & Casualty Company and consolidated property and casualty subsidiaries							Claims and Claim Adjustment Expenses Incurred Related to:		Amortization of Deferred Policy Acquisition Costs
		Reserves for Unpaid Claims and Claim Adjustment Expenses			Net Realized Investment Gains (Losses)
	Deferred Policy Acquisition Costs					Net Investment Income				Paid Claims and Claim Adjustment Expenses
			Unearned Premium	Earned Premium			Current Year	Prior Years			Written Premium
2025	$158,184	$1,924,826	$660,210	$1,292,696	$(3,822)	$97,538	$778,480	$(14,078)	$315,323	$651,908	$1,346,219
2024	$147,224	$1,796,782	$621,448	$1,176,750	$(5,429)	$81,986	$745,813	$(1,208)	$281,338	$593,021	$1,231,470
2023	$126,532	$1,638,755	$549,384	$1,034,587	$1,274	$59,606	$701,664	$67,750	$244,991	$672,699	$1,066,901

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
UNITED FIRE GROUP, INC.

By:	/s/ Kevin Leidwinger
Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer

Date:	2/26/2026

By:	/s/ Eric J. Martin
Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	2/26/2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By	/s/ Kevin Leidwinger	By	/s/ Eric J. Martin
	Kevin Leidwinger, President, Chief Executive Officer, Director and Principal Executive Officer		Eric J. Martin, Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date	2/26/2026	Date	2/26/2026

By	/s/ James W. Noyce	By	/s/ John Paul E. Besong
	James W. Noyce, Chairman and Director		John Paul E. Besong, Director
Date	2/26/2026	Date	2/26/2026

By	/s/ Scott L. Carlton	By	/s/ Brenda K. Clancy
	Scott L. Carlton, Director		Brenda K. Clancy, Director
Date	2/26/2026	Date	2/26/2026

By	/s/ Christopher R. Drahozal	By:	/s/ Matthew R. Foran
	Christopher R. Drahozal, Director		Matthew R. Foran, Director
Date	2/26/2026	Date	2/26/2026

By	/s/ Mark A. Green	By:	/s/ Lura E. McBride
	Mark A. Green, Director		Lura E. McBride, Director
Date	2/26/2026	Date	2/26/2026

By	/s/ George D. Milligan	By	/s/ Gilda L. Spencer
	George D. Milligan, Director		Gilda L. Spencer, Director
Date	2/26/2026	Date	2/26/2026

By	/s/ Susan E. Voss
Susan E. Voss, Director
Date	2/26/2026