Form 10-Q
period 2026-03-31
UNITED FIRE GROUP INC
filed 2026-05-06
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

As of May 1, 2026, 25,656,166 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
March 31, 2026

FORWARD-LOOKING INFORMATION
This report may contain forward-looking statements about our operations, anticipated performance and other similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for forward-looking statements. The forward-looking statements are not historical facts and involve risks and uncertainties that could cause actual results to differ from those expected and/or projected. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about United Fire Group, Inc. ("UFG," the "Registrant," the "Company," "we," "us," or "our"), the industry in which we operate, and beliefs and assumptions made by management. Words such as "expect(s)," "anticipate(s)," "intend(s)," "plan(s)," "believe(s)," "continue(s)," "seek(s)," "estimate(s)," "goal(s)," "remain(s) optimistic," "target(s)," "forecast(s)," "project(s)," "predict(s)," "should," "could," "may," "will," "might," "hope," "can" and other words and terms of similar meaning or expression in connection with a discussion of future operations, financial performance or financial condition, are intended to identify forward-looking statements. See Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our other filings with the Securities and Exchange Commission (the "SEC") for more information concerning factors that could cause actual results to differ materially from those in the forward-looking statements.
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
◦Our reserves for property and casualty insurance losses and loss settlement expenses are based on estimates and may be inadequate, adversely impacting our financial results;
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
◦Unauthorized data access, cyber attacks and other security breaches could have an adverse impact on our business and reputation;
◦We are subject to comprehensive laws and regulations, which may have an adverse effect on our financial condition and results of operations;
◦Macroeconomic conditions could materially and adversely affect our business, results of our operations, financial condition, and growth;

◦Our stock price could become more volatile, and your investment could lose value;
◦Efforts to disrupt the structure, management or ownership of the Company could diminish the value of our common stock; and
◦The ability of our subsidiaries to pay dividends may affect our liquidity and ability to meet our obligations.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $2,271,554 and $2,239,173)	$2,218,931	$2,205,350
Mortgage loans (net of allowance for credit loss of $286 and $286)	30,676	30,830
Other long-term investments	239,018	228,507
Total investments	2,488,625	2,464,687
Cash and cash equivalents	162,029	156,332
Accrued investment income	16,891	18,243
Premiums receivable (net of allowance for doubtful accounts of $1,762 and $1,899)	546,378	497,920
Deferred policy acquisition costs	162,728	158,184
Property and equipment, at cost (less accumulated depreciation of $86,636 and $85,555)	130,160	132,631
Reinsurance receivables (net of allowance for credit losses of $121 and $121)	230,009	238,508
Prepaid reinsurance premiums	30,298	32,357
Intangible assets	3,020	3,197
Deferred tax asset	14,104	15,448
Income taxes receivable	—	532
Other assets	125,299	122,750
Total assets	$3,909,541	$3,840,789
Liabilities
Losses and loss settlement expenses	$1,970,257	$1,924,826
Unearned premium	691,461	660,210
Accrued expenses and other liabilities	150,935	168,383
Long term debt	146,274	146,200
Total liabilities	$2,958,927	$2,899,619
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,652,596 and 25,522,051 shares issued and outstanding	$26	$25
Additional paid-in capital	224,064	223,887
Retained earnings	747,260	722,321
Accumulated other comprehensive income (loss), net of tax	(20,736)	(5,063)
Total stockholders' equity	$950,614	$941,170
Total liabilities and stockholders' equity	$3,909,541	$3,840,789

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2026	2025
Revenues
Net earned premium	$342,975	$308,411
Net investment income	27,040	23,458
Net investment gains (losses)	(254)	(754)
Other income (loss)	(319)	—
Total revenues	$369,442	$331,115
Benefits, Losses and Expenses
Losses and loss settlement expenses	$208,125	$189,696
Amortization of deferred policy acquisition costs	82,041	77,354
Other underwriting expenses	37,567	39,586
Interest expense	3,183	2,483
Other non-underwriting expenses	514	142
Total benefits, losses and expenses	$331,430	$309,261
Income (loss) before income taxes	$38,012	$21,854
Income tax expense (benefit)	7,960	4,154
Net Income (loss)	$30,052	$17,700

Earnings (loss) per common share:
Basic	$1.18	$0.70
Diluted	1.15	0.67

Weighted average common shares outstanding:
Basic	25,560,813	25,391,281
Diluted	26,098,592	26,237,647

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2026	2025
Net Income (loss)	$30,052	$17,700
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(18,798)	$25,244
Change in net benefit asset plans and obligations	(724)	(724)
Foreign currency translation adjustment	(572)	1,572
Other comprehensive income (loss), before tax and reclassification adjustments	$(20,094)	$26,092
Income tax effect	4,220	(5,149)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(15,874)	$20,943
Reclassification adjustments:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$254	$754
Total reclassification adjustments, before tax	$254	$754
Income tax effect	(53)	(158)
Total reclassification adjustments, after tax	$201	$596
Comprehensive income (loss)	$14,379	$39,239

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended March 31,
(In thousands, except share data)	2026	2025
Common stock
Balance, beginning of period	$25	$25
Stock based compensation	1	—
Balance, end of period	26	25
Additional paid-in capital
Balance, beginning of period	223,887	215,851
Stock based compensation	177	1,026
Balance, end of period	224,064	216,877
Retained earnings
Balance, beginning of period	722,321	620,436
Net income (loss)	30,052	17,700
Dividends on common stock ($0.20 and 0.16 per share)	(5,113)	(4,062)
Foreign currency translation adjustment, tax impact	—	(72)
Balance, end of period	747,260	634,002
Accumulated other comprehensive income (loss)
Balance, beginning of period	(5,063)	(54,781)
Change in net unrealized investment gain (loss)(1)	(14,649)	20,539
Change in liability for underfunded employee benefit plans(1)	(572)	(572)
Foreign currency translation adjustment	(452)	1,572
Balance, end of period	(20,736)	(33,242)
Total stockholders' equity	$950,614	$817,662

Common stock shares outstanding
Balance, beginning of period	25,522,051	25,378,291
Stock based compensation	130,545	68,225
Balance, end of period	25,652,596	25,446,516
(1)Amount is net of reclassification adjustments and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$30,052	$17,700
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	216	259
Depreciation and amortization	2,926	2,496
Stock-based compensation expense	2,617	1,758
Net investment (gains) losses	478	793
Deferred income tax expense (benefit)	5,511	(2,061)
Changes in:
Accrued investment income	1,352	354
Premiums receivable	(48,458)	(1,842)
Deferred policy acquisition costs	(4,544)	(4,626)
Reinsurance receivables	8,499	(1,392)
Prepaid reinsurance premiums	2,059	755
Income taxes receivable	532	6,284
Other assets	(2,294)	11,769
Losses and loss settlement expenses	45,431	19,677
Unearned premium	31,251	22,783
Accrued expenses and other liabilities	(19,584)	(39,568)
Income taxes payable	1,412	—
Other, net	(828)	535
Net cash provided by (used in) operating activities	$56,628	$35,674
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$67,642	$24,318
Proceeds from call and maturity of available-for-sale investments	80,825	49,821
Proceeds from sale of other investments	154	3,148
Purchase of available-for-sale investments	(181,361)	(110,957)
Purchase of other investments	(10,255)	(11,986)
Net purchases and sales of property and equipment	(384)	(2,495)
Net cash provided by (used in) investing activities	$(43,379)	$(48,151)
Cash Flows From Financing Activities
Issuance of common stock	$(2,439)	$(732)
Payment of cash dividends	(5,113)	(4,062)
Net cash provided by (used in) financing activities	$(7,552)	$(4,794)

Net Change in Cash and Cash Equivalents	$5,697	$(17,271)
Cash and Cash Equivalents at Beginning of Period	156,332	200,949
Cash and Cash Equivalents at End of Period	$162,029	$183,678

Supplemental Disclosures of Cash Flow Information
Income taxes paid	$496	$—
Interest paid	$3,109	$2,434

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
Basis of Presentation
The financial information for interim periods presented in these Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2025, including financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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
Management believes the accompanying Consolidated Financial Statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All significant intercompany transactions have been eliminated in consolidation. The results reported for the interim periods are not necessarily indicative of the results of operations that may be expected for the year. The Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026.
Updates to Significant Accounting Policies
Since our Annual Report on Form 10-K for the year ended December 31, 2025, we have had no changes to significant accounting policies, which have been followed in preparing the accompanying Consolidated Financial Statements.
Subsequent Events
In the preparation of the accompanying financial statements, the Company has evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition or disclosure in the Company's financial statements.
Recently Issued Accounting Standards
Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of

Income Statement Expenses. This update requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in this ASU remove all references to prescriptive and sequential software development stages (referred to as "project stages") throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) Management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the "probable-to-complete recognition threshold"). Further, the ASU specifies that the disclosures in Subtopic 360-10, Property, Plant, and Equipment-Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. Additionally, the ASU clarifies that the intangibles disclosures in paragraphs 350-30-50-1 through 50-3 are not required for capitalized internal-use software costs. This ASU supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The amendment can be applied using the prospective, retrospective or modified transition approach. We do not expect to early adopt this standard and are in the process of assessing its impact on our disclosures upon adoption.

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, as of March 31, 2026 and December 31, 2025, is provided below:

March 31, 2026
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$104,981	$216	$5,947	$—	$99,250
States, municipalities and political subdivisions	196,098	1,281	1,943	—	195,436
Corporate	810,184	4,301	29,670	—	784,815
Residential mortgage-backed	788,942	6,104	28,163	—	766,883
Commercial mortgage-backed	146,511	1,691	59	—	148,143
Other asset-backed	224,838	795	1,229	—	224,404
Total Available-for-Sale Fixed Maturities	$2,271,554	$14,388	$67,011	$—	$2,218,931

December 31, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$109,358	$482	$5,736	$—	$104,104
States, municipalities and political subdivisions	261,711	1,598	1,575	—	261,734
Corporate	797,892	9,186	23,924	—	783,154
Residential mortgage-backed	732,452	8,991	25,846	—	715,597
Commercial mortgage-backed	143,009	2,405	7	—	145,407
Other asset-backed	194,751	1,238	635	—	195,354
Total Available-for-Sale Fixed Maturities	$2,239,173	$23,900	$57,723	$—	$2,205,350
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at March 31, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
March 31, 2026	Amortized Cost	Fair Value
Due in one year or less	$35,805	$35,622
Due after one year through five years	356,171	350,901
Due after five years through 10 years	484,716	472,375
Due after 10 years	234,571	220,603
Asset-backed securities	1,160,291	1,139,430
	$2,271,554	$2,218,931
Allowance for Credit Losses

We regularly review available-for-sale fixed-maturity securities for declines in fair value that we determine to be credit-related. For our fixed maturity securities, we generally consider the following in determining whether our unrealized losses are credit-related, and if so, the magnitude of the credit loss:

•The extent to which the fair value is less than the amortized cost basis;
•The reasons for the decline in value (credit event, currency or interest-rate related, including general credit spread widening);
•The financial condition and near-term prospects of the issuer (including issuer's current credit rating and the probability of full recovery of principal, based upon the issuer's financial strength);
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

We recognize an allowance for credit losses on fixed maturity securities in an unrealized loss position when it is determined, using the factors discussed above, a component of the unrealized loss is related to credit. We recognize the credit loss in "Net investment gains (losses)" in the Consolidated Statements of Income, with an offset for the amount of non-credit impairments recognized in accumulated other comprehensive income. We do not measure an allowance for credit losses on accrued investment income because we write-off accrued interest through net investment income when collectability concerns arise.

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

As of March 31, 2026, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Three months ended March 31,
	2026	2025
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$(18,544)	$25,998
Income tax effect	3,894	(5,459)
Total change in net unrealized investment gain (loss), net of tax	$(14,650)	$20,539
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.3 million as of March 31, 2026 and ($1.0) million as of March 31, 2025.
The following tables summarize our fixed maturity securities that were in an unrealized loss position at March 31, 2026 and December 31, 2025. The securities are presented by the length of time they have been continuously in an unrealized loss position.

March 31, 2026	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	7	$10,623	$75	20	$66,304	$5,872	$76,927	$5,947
States, municipalities and political subdivisions	48	68,554	830	23	41,328	1,113	109,882	1,943
Corporate	145	328,680	4,817	75	193,551	24,853	522,231	29,670
Residential mortgage-backed	76	286,131	2,787	100	133,148	25,376	419,279	28,163
Commercial mortgage-backed	9	18,227	59	—	—	—	18,227	59
Other asset-backed	46	118,507	1,170	2	2,983	59	121,490	1,229
Total Available-for-Sale	331	$830,722	$9,738	220	$437,314	$57,273	$1,268,036	$67,011

December 31, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	3	$1,743	$3	25	$72,773	$5,733	$74,516	$5,736
States, municipalities and political subdivisions	39	60,660	478	52	104,732	1,097	165,392	1,575
Corporate	52	156,734	866	83	226,071	23,058	382,805	23,924
Residential mortgage-backed	34	121,159	398	103	148,711	25,448	269,870	25,846
Commercial mortgage-backed	2	7,986	7	—	—	—	7,986	7
Other asset-backed	19	70,050	223	4	7,575	412	77,625	635
Total Available-for-Sale	149	$418,332	$1,975	267	$559,862	$55,748	$978,194	$57,723

We believe that any unrealized losses on our available-for-sale fixed maturity securities at March 31, 2026 are temporary based upon our current analysis of the issuers of the securities we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the three months ended March 31, 2026. The following tables present the carrying value of our commercial mortgage loans and additional information at March 31, 2026 and December 31, 2025:

Commercial Mortgage Loans
	March 31, 2026	December 31, 2025
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$22,743	$22,846
65%-75%	8,219	8,270
Total mortgage loans at amortized cost	$30,962	$31,116
Allowance for mortgage loan losses	(286)	(286)
Mortgage loans, net	$30,676	$30,830

Commercial Mortgage Loans by Region
	March 31, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,147	10.2%	$3,162	10.2%
Southern Atlantic	14,168	45.8	14,206	45.7
East South Central	6,905	22.3	6,977	22.4
Middle Atlantic	2,015	6.5	2,028	6.5
Mountain	1,992	6.4	1,992	6.4
West North Central	2,735	8.8	2,751	8.8
Total mortgage loans at amortized cost	$30,962	100.0%	$31,116	100.0%

Commercial Mortgage Loans by Property Type
	March 31, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,138	26.3%	$8,184	26.3%
Office	7,651	24.7	7,703	24.8
Industrial	3,228	10.4	3,248	10.4
Retail	9,930	32.1	9,953	32.0
Mixed use/Other	2,015	6.5	2,028	6.5
Total mortgage loans at amortized cost	$30,962	100.0%	$31,116	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for credit losses on mortgage loans is established on each loan for those amounts we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of March 31, 2026.

	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,061	$96	4,905	$7,440	$10,460	$30,962
Total commercial mortgage loans	$8,061	$96	$4,905	$7,440	$10,460	$30,962

As of March 31, 2026, the Company had a credit loss allowance of $286, summarized in the following rollforward:

Beginning balance, January 1, 2026	$286
Current-period provision for expected credit losses	—
Write-off charged against the allowance, if any	—
Recoveries of amounts previously written off, if any	—
Ending balance, March 31, 2026	$286
As of March 31, 2026, the Company had one commercial mortgage loan with a carrying value of $4.0 million with principal and interest payments past due. Other than the commercial office mortgage loan, all other loan receivables were current, with no delinquencies, as of March 31, 2026.
Accrued interest of $129 has been excluded from commercial mortgage loans carrying value and is reported within "Accrued investment income" on the accompanying Consolidated Balance Sheets.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended March 31,
	2026	2025
Fixed maturities:
Available-for-sale	$(298)	$(797)
Allowance for credit losses	—	—
Mortgage loans allowance for credit losses	—	4
Other long-term investments	44	39
Total net investment gains (losses)	$(254)	$(754)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended March 31,
	2026	2025
Proceeds from sales	$67,642	$24,318
Gross realized gains	13	24
Gross realized losses	(311)	821

Net Investment Income

Net investment income is comprised of the following:

	Three months ended March 31,
(In thousands)	2026	2025
Investment income:
Interest on fixed maturities	$24,937	$21,124
Income on other long-term investments	1,268	1,793
Other	2,931	3,619
Total investment income	$29,136	$26,536
Less investment expenses	2,096	3,078
Net investment income	$27,040	$23,458

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon the request of certain of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $15.3 million at March 31, 2026.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

March 31, 2026		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$99,250	$24,993	$74,257	$—
States, municipalities and political subdivisions	195,436	—	195,436	—
Corporate	784,815	—	784,815	—
Residential mortgage-backed	766,883	—	766,883	—
Commercial mortgage-backed	148,143	—	148,143	—
Other asset-backed	224,404	—	224,404	—
Total Fixed Maturity, Available-for-Sale	$2,218,931	$24,993	$2,193,938	$—
Money Market Accounts	68,634	68,634	—	—
Corporate-Owned Life Insurance	13,142	—	13,142	—
Total Assets Measured at Fair Value	$2,300,707	$93,627	$2,207,080	$—

December 31, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$104,104	$26,568	$77,536	$—
States, municipalities and political subdivisions	261,734	—	261,734	—
Corporate	783,154	—	783,154	—
Residential mortgage-backed	715,597	—	715,597	—
Commercial mortgage-backed	145,407	—	145,407	—
Other asset-backed	195,354	—	195,354	—
Total Fixed Maturity, Available-for-Sale	$2,205,350	$26,568	$2,178,782	$—
Money Market Accounts	44,751	44,751	—	—
Corporate-Owned Life Insurance	13,462	—	13,462	—
Total Assets Measured at Fair Value	$2,263,563	$71,319	$2,192,244	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third-party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of March 31, 2026 and December 31, 2025 was reasonable.
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

We use a market-based approach for valuing all of our Level 2 securities via third-party valuation service providers. The service provider~~s~~ use a market approach to find pricing of similar financial instruments. The market inputs our service providers normally use to value our securities include the following: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications. The method and inputs for securities classified as Level 2 are the same regardless of industry category, credit quality, duration, geographical concentration or economic characteristics. For our mortgage-backed securities, collateralized mortgage obligations and asset-backed securities, our service providers use additional market inputs to value these securities, including the following: new issue data, periodic payment information, monthly payment information, collateral performance and real estate analysis from third parties. Our service providers prioritize inputs based on market conditions, and not all inputs listed are available for use in the valuation process for each security on any given day.
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
The Company formed a rabbi trust in 2014 to fund obligations under the United Fire & Casualty Company Supplemental Executive Retirement and Deferral Plan (the "Executive Retirement Plan"). Within the rabbi trust, corporate-owned life insurance ("COLI") policies are utilized as an investment vehicle and source of funding for the Executive Retirement Plan. The COLI policies invest in mutual funds, which are priced daily by independent sources. The cash surrender value of the COLI policies is equal to the fair value measured using Level 2 inputs, based on the underlying assets of the COLI policies, and is included in the "Other assets" line in the Consolidated Balance Sheets.
For the three-month period ended March 31, 2026, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
For the three-month period ended March 31, 2026, we have no Level 3 assets measured at fair value on a recurring basis.
The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at March 31, 2026 and December 31, 2025 are summarized below:

March 31, 2026
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$93,395	$93,395	$—	$—	$—
Other Long Term Investments(1)	239,018	—	1,552	—	237,466
Mortgage Loans	30,073	—	—	30,073	—
Total	$362,486	$93,395	$1,552	$30,073	$237,466

Financial Liabilities:
Long Term Debt	$138,985	$—	$138,985	$—	$—
Total	$138,985	$—	$138,985	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $137.4 million at March 31, 2026. Also included in "Other long term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a fair value of $100.1 million at March 31, 2026.

December 31, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$111,581	$111,581	$—	$—	$—
Other Long Term Investments(1)	228,507	—	1,409	—	227,098
Mortgage Loans	30,127	—	—	30,127	—
Total	$370,215	$111,581	$1,409	$30,127	$227,098

Financial Liabilities:
Long Term Debt	$142,319	$—	$142,319	$—	$—
Total	$142,319	$—	$142,319	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $127.9 million at December 31, 2025. Also included in "Other long term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a fair value of $99.2 million at December 31, 2025.
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at March 31, 2026 and December 31, 2025 (net of reinsurance amounts):

	March 31, 2026	December 31, 2025
Gross liability for losses and loss settlement expenses at beginning of year	$1,924,826	$1,796,782
Ceded losses and loss settlement expenses	(213,633)	(198,083)
Net liability for losses and loss settlement expenses at beginning of year	$1,711,193	$1,598,699
Losses and loss settlement expenses incurred for claims occurring during
Current year	$208,346	$778,480
Prior years	(221)	(14,078)
Total incurred	$208,125	$764,402
Losses and loss settlement expense payments for claims occurring during
Current year	$20,905	$194,149
Prior years	144,347	457,759
Total paid	$165,252	$651,908
Net liability for losses and loss settlement expenses at end of period	$1,754,065	$1,711,193
Ceded losses and loss settlement expenses	216,192	213,633
Gross liability for losses and loss settlement expenses at end of period	$1,970,257	$1,924,826

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

Reserve Development

The Company experienced $0.2 million of favorable reserve development in net reserves for prior accident years for the three-month period ended March 31, 2026. The improvement in reserve development was driven by catastrophe experience with losses emerging more favorable than expected.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

Three months ended March 31,	2026	2025

Net periodic benefit cost
Service cost	$864	$835
Interest cost	2,309	2,396
Expected return on plan assets	(3,248)	(3,396)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(799)	$(889)

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

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 that we are not required to make a contribution to the pension plan during 2026. See our 2025 Annual Report on Form 10-K, Item 8, Note 8 "Employee Benefits" for information on our retirement benefits.

NOTE 6. STOCK-BASED COMPENSATION

Non-Qualified Employee Stock Award Plan

The United Fire Group, Inc. 2021 Stock Plan (the "Stock Plan") authorized the issuance of restricted and unrestricted stock awards, stock appreciation rights, incentive stock options, and non-qualified stock options for up to 4.05 million shares of UFG common stock to employees. At March 31, 2026 there were 806 thousand authorized shares remaining available for future issuance.

During the three-month period ended March 31, 2026, the Board of Directors granted 147 thousand restricted stock units ("RSUs") with a fair value of $5,706 that vest ratably over three years based on continued service with the Company. Additionally, 114 thousand performance restricted stock units ("PRSUs") were granted with a fair value of $4,410. Fair value of the RSUs & PRSUs are based on the grant date value of the underlying stock derived from quoted market prices. PRSUs cliff vest at the end of the three year period and have performance restrictions that must be met for shares awarded to vest. If the performance restrictions are not satisfied during the measurement period, the PRSU shares that do not satisfy the performance criteria will be forfeited to the Company for no consideration. As of March 31, 2026, we had $17,504 in stock-based compensation expense that has yet to be recognized through our results of operations over a weighted average period of 1.57 years.

The RSUs and PRSUs granted during the three-month period ended March 31, 2026 include dividend equivalent awards that permit holders of the Company’s RSU and PRSU awards to receive a payment in cash in an amount equal to the ordinary dividends declared and paid by the Company in each calendar year starting in the year in which the dividend equivalent is granted through the year immediately prior to the year in which the dividend equivalent award vests. Participants will not be entitled to any accrued dividend equivalent amounts on awards which do not ultimately vest.
NOTE 7. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three-month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
(Amounts in thousands, except ratios)	2026	2025
Net income (loss)	$30,052	$17,700

Weighted-average common shares outstanding - basic	25,561	25,391
Dilutive effect of restricted stock awards	508	846
Dilutive effect of stock options	29	1
Weighted-average common shares outstanding - diluted	26,099	26,238

Earnings (loss) per share available to common shareholders
Basic - net	$1.18	$0.70

Diluted - net	$1.15	$0.67

Anti-dilutive shares(1)	2	201
(1) Restricted stock awards, and options, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share.

NOTE 8. DEBT

Long Term Debt

The carrying amounts of long term debt are summarized as follows:

	March 31, 2026	December 31, 2025
2020 Notes due 2040	$50,000	$50,000
9% UFG Notes - Series A & B	96,274	96,200
Total	$146,274	$146,200

Interest expense on the Company’s outstanding long term debt for the three-months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
2020 Notes due 2040	$859	$859
9% UFG Notes - Series A & B	2,324	1,624
Total	$3,183	$2,483

Amortization of deferred issuance costs are recognized as a component of interest expense.
The Company is required to maintain an investment grade rating for each series of the 9% UFG Notes from a rating agency. The 9% UFG Notes also require and impose certain operating restrictions, financial restrictions, and financial covenants on the Company. As of March 31, 2026, we were in compliance with all covenants.
Credit Facilities
As of March 31, 2026, United Fire & Casualty Company ("UF&C") has Federal Home Loan Bank of Des Moines ("FHLB Des Moines") borrowing capacity up to $517.2 million, subject to investments available as collateral, if an immediate liquidity need would arise. UF&C had no outstanding balance as of March 31, 2026 and December 31, 2025 related to these lines of credit.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2026 and 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2025	$(25,268)	$18,559	$1,646	$(5,063)
Change in accumulated other comprehensive income (loss) before reclassifications	(14,850)	(572)	(452)	(15,874)
Reclassification adjustments from accumulated other comprehensive income (loss)	201	—	—	201
Balance as of March 31, 2026	$(39,917)	$17,987	$1,194	$(20,736)

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2024	$(72,241)	$17,660	$(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	19,943	(572)	1,572	20,943
Reclassification adjustments from accumulated other comprehensive income (loss)	596	—	—	596
Balance as of March 31, 2025	$(51,702)	$17,088	$1,372	$(33,242)

Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 10. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options in the Company's operating leases vary dependent upon the underlying leased asset. As of March 31, 2026, we have leases with remaining terms of less than five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of March 31, 2026, the Company is the lessor for five lease agreements related to office space and parking. The terms of the leases vary depending on the property, with remaining terms of less than eight years for each lease, which may include options for renewal or to extend the lease terms.
The components of our operating leases were as follows for the three-month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Components of lease expense:
Operating lease expense	$2,136	$2,294
Less: lessor income	154	143
Less: sublease income	133	133
Net lease expense	$1,849	$2,018

Cash flows related to leases:
Operating cash outflow from operating leases	$1,867	$2,034

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 11. REINSURANCE
The following table provides a roll-forward of the allowance for credit losses in our reinsurance recoverable balance at March 31, 2026:

Beginning balance, January 1, 2026	$121
Current period provision for expected credit losses	—
Ending balance, March 31, 2026	$121

NOTE 12. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended March 31,
	2026	2025
Current	$2,449	$6,215
Deferred	5,511	(2,061)
Income tax expense (benefit)	$7,960	$4,154
Our effective tax rates for the three-month periods ended March 31, 2026 and 2025 are different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income.
As of March 31, 2026 and 2025, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.
For the three-month periods ended March 31, 2026 and 2025, we made payments for income taxes totaling $496 and $0, respectively. We did not receive a federal tax refund for the three-month periods ended March 31, 2026 and 2025.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2022 and prior.

NOTE 13. SEGMENT INFORMATION
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. This financial metric is used by the CODM to make key operating decisions, such as determination of which products to market and sell; determination of distribution networks with insurance agents; and allocation of budgets between sales and marketing, technology, and general and administrative expenses. Refer to the Consolidated Financial Statements for financial information regarding the Company's one operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Part I, Item 1 "Financial Statements and Supplementary Data."

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are representative of significant judgments and uncertainties and that may result in materially different results under different assumptions and conditions. We base our discussion and analysis of our consolidated financial condition and results of operations on the amounts reported in our Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). As we prepare these Consolidated Financial Statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026. There have been no changes in our critical accounting policies from December 31, 2025.

INTRODUCTION

The purpose of this Management's Discussion and Analysis is to provide an understanding of our results of operations and consolidated financial condition. Our Management's Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and related notes, including those in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. Our Consolidated Financial Statements are prepared in accordance with GAAP. We also prepare financial statements for each of our insurance company subsidiaries based on statutory accounting principles and file them with insurance regulatory authorities in the states where they do business.

When we provide information on a statutory or other basis, we label it as such, otherwise all other data is presented in accordance with GAAP.

BUSINESS OVERVIEW

Originally founded in 1946 as United Fire & Casualty Company, United Fire Group, Inc. ("UFG," the "Company," "we," "us," or "our") and its consolidated insurance subsidiaries provide insurance protection for individuals and businesses through several regional companies. Our property and casualty insurance company subsidiaries are licensed in 50 states and the District of Columbia and are represented by approximately 850 independent property and casualty agencies, along with contract surety and commercial surety bonds offered through approximately 160 surety agencies.
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Note 13 "Segment Information" in Part I, Item 1.

Products and Lines of Business
Our business consists primarily of commercial lines property and casualty insurance, including surety bonds. Our core commercial products support a wide variety of customers including small business owners and middle market businesses operating in industries such as construction, services, retail trade, financial and manufacturing, along with contract surety and commercial surety bonds offered through approximately 850 independent property and casualty agencies. We also provide specialty and surplus lines coverage written exclusively through wholesale brokers on an admitted and non-admitted basis. The Company also participates as a member of Lloyd's of London syndicates through our insurance subsidiary, McIntyre Cedar Corporate Member LLP. Additionally, the Company offers reinsurance coverage for property and casualty insurance through traditional treaty reinsurance channels. The reinsurance operation supports primarily commercial lines of business but also assumes risk in professional, financial and personal lines of insurance. We also partner with Management General Agents ("MGAs") to offer delegated underwriting programs providing niche products including marine specialty, professional liability and earthquake coverages.
We review and report our results using lines of business. The following table shows the principal types of property and casualty insurance policies we write and issue, and in which lines of business they are reported:

	Direct Writer	Treaty Reinsurance(1)	Lloyd's of London	MGAs
Commercial Lines
Other Liability	x	P		x
Fire and allied lines	x	P		x
Automobile	x	P
Workers' compensation	x	P
Surety(2)	x	P
Miscellaneous	x			x
Personal Lines
Fire and allied lines		P
Automobile		P
Miscellaneous		P
Reinsurance Assumed		NP	x
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
Lloyd's of London ("Lloyds") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary, McIntyre Cedar Corporate Member LLP. Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in 13 syndicates as of March 31, 2026. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support participation in these syndicates.

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

Geographic Concentration

For the three-month period ended March 31, 2026, approximately 50 percent of our property and casualty premiums were written in Texas, California, New Jersey, Iowa, and Missouri.

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

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three-month periods ended March 31, 2026 and 2025, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
FINANCIAL HIGHLIGHTS

	Three months ended March 31,
(In thousands, except ratios)	2026	2025
Revenues
Net earned premium	$342,975	$308,411
Net investment income	27,040	23,458
Net investment gains (losses)	(254)	(754)
Other income (loss)	(319)	—
Total revenues	$369,442	$331,115

Benefits, Losses and Expenses
Losses and loss settlement expenses	$208,125	$189,696
Amortization of deferred policy acquisition costs	82,041	77,354
Other underwriting expenses	37,567	39,586
Interest expense	3,183	2,483
Other non-underwriting expenses	514	142
Total benefits, losses and expenses	$331,430	$309,261

Income (loss) before income taxes	$38,012	$21,854
Income tax expense (benefit)	7,960	4,154
Net income (loss)	$30,052	$17,700

Combined ratio:
Net loss ratio	60.7%	61.5%
Underwriting expense ratio	34.9	37.9
Combined ratio	95.6%	99.4%

Additional ratios(1):
Net loss ratio	60.7%	61.5%
Catastrophes	3.7	5.0
Reserve development (favorable) unfavorable	—	—
Underlying loss ratio (non-GAAP)	57.0%	56.5%
Underwriting expense ratio	34.9%	37.9%
Underlying combined ratio (non-GAAP)	91.9%	94.4%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three-month periods ended March 31, 2026 and 2025.

	Three months ended March 31,
(In Thousands)	2026	2025	%
Direct written premium	$350,759	$331,927	5.7%
Assumed written premium	59,837	53,990	10.8
Ceded written premium	(33,669)	(50,541)	(33.4)
Net written premium	$376,927	$335,376	12.4%

Net written premium increased by 12.4% in the three-month period ended March 31, 2026 as compared to the same period in 2025. Core commercial lines net written premium increased 11.4% due to increases in new business, retention and average renewal pricing. Overall, average renewal premiums increased 6.0% with rates increasing 4.3% and exposure changes of 1.7%. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 6.5%, with 4.8% from rate increases and 1.6% from exposure changes.
Revenues
Net Earned Premium
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the three-month periods ended March 31, 2026 and 2025.

	Three months ended March 31,
(In Thousands)	2026	2025	%
Direct earned premium	$326,883	$300,577	8.8%
Assumed earned premium	51,639	57,510	(10.2)%
Ceded earned premium	(35,547)	(49,676)	(28.4)%
Net earned premium	$342,975	$308,411	11.2%

Net earned premium increased by 11.2% in the three-month period ended March 31, 2026 as compared to the same period in 2025. This increase in net earned premium was consistent with the trend in net written premium.
Net Investment Income

Net investment income was $27.0 million for the three-month period ended March 31, 2026, an increase of $3.6 million compared to the same period in 2025. The increase was primarily from our fixed income portfolio increase of $3.8 million as a result of portfolio growth and reinvestment at higher yields. The pre-tax average yield on fixed income securities was 4.43% as of March 31, 2026 compared to 4.34% for the same period in 2025.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.

Net Investment Gains (Losses)
Net investment losses were $0.3 million for the three-month period ended March 31, 2026 as compared to net investment losses of $0.8 million for the same period in 2025. The primary reason for the change relates to opportunistic trading within the fixed maturity portfolio.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following is a summary of losses and loss settlement expenses for the three-month periods ended March 31, 2026 and 2025:

	Three months ended March 31,
(In Thousands)	2026	2025
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$195,466	$174,275
Impact of catastrophes, including prior year reserve development	12,659	15,421
Prior year (favorable) unfavorable reserve development on non-catastrophe losses	—	—
Loss and loss settlement expenses	$208,125	$189,696

Net loss ratio	60.7%	61.5%

For the three-month period ended March 31, 2026, our loss and loss settlement expenses were $18.4 million, or 9.7%, higher than the same period in 2025, and our net loss ratio improved 0.8 points compared to the same period in 2025. This loss ratio improvement was driven by improvement in the catastrophe ratio, partially offset by a slightly higher underlying loss ratio. The underlying loss ratio increase was driven by assumed business tempered some by improvement in core commercial.

The Company experienced neutral prior year reserve development, excluding catastrophe losses, during the three-month period ended March 31, 2026.
In the three-month period ended March 31, 2026, our pre-tax catastrophe losses were $12.7 million, a decrease of $2.8 million compared to the same period in 2025. Catastrophe losses in the three-month period ended March 31, 2026 added 3.7 points to the combined ratio, which is below our five-year and 10-year historical averages. Our catastrophe losses included 21 new events in the three-month period ended March 31, 2026.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended March 31,
(In Thousands)	2026	2025
Deferred policy acquisition costs asset, beginning of period	$158,184	$147,224
Underwriting costs deferred	86,801	81,502
Amortization of deferred policy acquisition costs(1)	(82,257)	(76,876)
Deferred policy acquisition costs asset, end of period	$162,728	$151,850
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business, which is included as a component of accumulated other comprehensive income (loss).

DAC is amortized over the period the related premiums are earned. Amortization expense increased for the three-month period ended March 31, 2026, primarily reflecting an increase in deferred underwriting costs associated with continued premium expansion.

Net Loss Ratios by Line

The following tables display our net loss ratio for the three-month periods ended March 31, 2026 and 2025:

Three months ended March 31,	2026			2025
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$107,339	$65,457	61.0%	$89,139	$60,243	67.6%
Fire and allied lines	64,739	34,780	53.7	62,420	32,020	51.3
Automobile	77,392	45,871	59.3	64,355	42,801	66.5
Workers' compensation	19,677	13,827	70.3	14,157	9,757	68.9
Surety(2)	15,537	6,881	44.3	15,731	4,375	27.8
Miscellaneous	820	660	80.5	3,420	2,060	60.2
Total commercial lines	$285,504	$167,476	58.7%	$249,222	$151,256	60.7%

Personal lines
Fire and allied lines	$5,688	$2,920	51.3%	$1,260	$769	61.0
Automobile	—	(155)	NM	796	508	63.8
Miscellaneous	—	6	NM	1	(33)	NM
Total personal lines	$5,688	$2,771	48.7%	$2,057	$1,244	60.5%
Reinsurance assumed(1)	$51,783	$37,878	73.1%	$57,132	$37,196	65.1%
Total	$342,975	$208,125	60.7%	$308,411	$189,696	61.5%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

Commercial Lines
The net loss ratio in our commercial lines of business was 58.7% for the three-month period ended March 31, 2026, compared to 60.7% for the same period in 2025. This result was driven by improvement in the underlying loss ratio and favorable catastrophe experience.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 6.6 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The result was driven by less prior year development in 2026 compared to 2025. Prior year development in 2026 was neutral.

Commercial Fire and Allied Lines
The net loss ratio deteriorated 2.4 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The result was driven by less favorable prior year development and a higher catastrophe ratio, partially offset by improvement in the underlying loss ratio driven by rate attainment versus trends. The 2025 catastrophe ratio was impacted by favorable prior year development.

Commercial Automobile
The net loss ratio improved 7.2 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The result was driven by favorable prior year development in 2026 compared to 2025, which was neutral, and favorable catastrophe results compared to 2025.

Workers' Compensation
The net loss ratio deteriorated 1.4 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The result was driven by less favorable prior year development in 2026 compared to 2025, partially offset by a favorable underlying result.

Surety
The net loss ratio deteriorated 16.5 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The change in loss ratio was driven by adverse prior year development in 2026 compared to favorable development in 2025. The net deterioration in 2026 was driven by ceded development on large losses from accident year 2023.

Reinsurance Assumed
The net loss ratio deteriorated 8.0 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The result was driven overall by higher pricing ratios on several accounts and changes in mix within the assumed book.

Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended March 31,
(In thousands, except ratios)	2026	2025
Amortization of deferred policy acquisition costs	$82,041	$77,354
Other underwriting expenses	37,567	39,586
Underwriting expenses	$119,608	$116,940

Net earned premium	$342,975	$308,411
Expense ratio(1)	34.9%	37.9%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The expense ratio improved 3.0 points in the three-month period ended March 31, 2026 as compared to the same period in 2025. The decrease in expense ratio was driven by business growth and non-recurring expenses in the prior period associated with the final stages of development of a new policy administration system.

Interest Expenses
The following is a summary of interest expense:

	Three months ended March 31,
(In Thousands)	2026	2025
Interest expense	$3,183	$2,483
Our long term debt obligations include $50.0 million of private placement notes issued in December 2020 and $70.0 million and $30.0 million of senior unsecured notes issued in May 2024 and July 2025, respectively. Interest expense increased for the three-month period ended March 31, 2026 due to the issuance of the senior unsecured notes. Refer to Note 8 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended March 31,
(In thousands, except ratios)	2026	2025
Income (loss) before income taxes	$38,012	$21,854
Income tax expense (benefit)	7,960	4,154
Effective tax rate(1)	20.9%	19.0%
(1)The effective tax rate is calculated by dividing "Income tax expense (benefit)" by "Income (loss) before income taxes."

The Company's effective tax rate for the three-month periods ended March 31, 2026 and 2025 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income.
Refer to Note 12 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.

Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating income (loss):

	Three months ended March 31,
(In Thousands)	2026	2025
Net income (loss)	$30,052	$17,700
Less: Net investment gains (losses), after-tax	(201)	(596)
Adjusted operating income (loss)	$30,253	$18,296

Adjusted operating income increased in the three-month period ended March 31, 2026, primarily due to an increase in net earned premium of $34.6 million, combined with the catastrophe loss ratio improvement of 1.3 points to 3.7%, slightly offset with the underlying loss ratio increase of 0.5 points to 57.0%. In addition, net investment income increased by $3.6 million, driven by portfolio growth and reinvestment at higher yields. The underwriting expense ratio improved 3.0 points to 34.9%.

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

Investment Portfolio

Our invested assets increased to $2.49 billion at March 31, 2026 from $2.46 billion at December 31, 2025. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at March 31, 2026 is presented at carrying value in the following table:

	Carrying	Percent
(In thousands, except ratios)	Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$99,250	4.0%
States, municipalities, and political subdivisions	195,436	7.9
Corporate	784,815	31.5
Residential mortgage-backed	766,883	30.8
Commercial mortgage-backed	148,143	6.0
Other asset-backed	224,404	9.0
Total Fixed maturities, available for sale	2,218,931	89.2
Mortgage loans	30,676	1.2
Other long-term investments(2)	239,018	9.6
Total	$2,488,625	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in other long-term investments was $137.4 million at March 31, 2026. Also included in our "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a current fair value of $100.1 million at March 31, 2026.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at March 31, 2026 and December 31, 2025. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	March 31, 2026		December 31, 2025
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$585,540	26.4%	$574,379	26.0%
AA	871,362	39.2	894,246	40.6
A	505,153	22.8	481,633	21.8
Baa/BBB	203,050	9.2	207,649	9.4
Other/Not Rated	53,826	2.4	47,443	2.2
	$2,218,931	100.0%	$2,205,350	100.0%

As of March 31, 2026 and December 31, 2025, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.4 years at March 31, 2026 compared to 4.3 years at December 31, 2025. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of March 31, 2026, net unrealized investment losses, after tax, totaled $39.9 million compared to net unrealized losses, after tax, of $25.3 million as of December 31, 2025. The net unrealized investment loss position deteriorated from December 31, 2025 due to the increase in bond market interest rates during the three-month period ended March 31, 2026.
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

At March 31, 2026, our fixed maturity watch list included four fixed maturity securities in an unrealized loss position with an amortized cost of $12.1 million, no allowance for credit losses, unrealized losses of $0.6 million and a fair value of $11.5 million.

At March 31, 2026, our mortgage loan watch list included one commercial mortgage loan with a carrying value of $4.0 million. We have an allowance for future credit loss allowances of $0.3 million on our mortgage loan portfolio.
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
The following table displays a consolidated summary of cash sources and uses for the three-month periods ended March 31, 2026 and 2025:

Cash Flow Summary	Three months ended March 31,
(In thousands)	2026	2025
Cash provided by (used in)
Operating activities	$56,628	$35,674
Investing activities	(43,379)	(48,151)
Financing activities	(7,552)	(4,794)
Net change in cash and cash equivalents	$5,697	$(17,271)

At March 31, 2026, our cash and cash equivalents included $68.6 million related to money market accounts, compared to $44.8 million at December 31, 2025.
Operating Activities

Net cash flows provided by operating activities were $56.6 million and $35.7 million for the three-month periods ended March 31, 2026 and 2025, respectively. The primary cash inflows from operating activities include insurance premiums and net investment income. The primary cash outflows from operating activities are comprised of payment of losses and loss settlement expenses, taxes and operating expenses. Our cash flows from operating activities were sufficient to meet our liquidity needs for the three-month periods ended March 31, 2026 and 2025.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $437.1 million, or 19.2 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $43.4 million and $48.2 million for the three-month periods ended March 31, 2026 and 2025, respectively. For the three-month periods ended March 31, 2026 and 2025, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $148.6 million and $77.3 million, respectively. Our cash outflows for investment purchases were $191.6 million for the three-month period ended March 31, 2026, compared to $122.9 million for the same period of 2025.
Financing Activities
Net cash flows used in financing activities were $7.6 million and $4.8 million for the three-month periods ended March 31, 2026 and 2025, respectively. The net cash flows used in financing activities for the three-month periods ended March 31, 2026 and 2025 are primarily related to the payment of cash dividends of $5.1 million and $4.1 million, respectively.
Commitments for Capital Expenditures
Credit Facilities

UF&C is a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). As of March 31, 2026, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 8 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $5.1 million and $4.1 million in each of the three-month periods ended March 31, 2026 and 2025, respectively. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at March 31, 2026, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $66.4 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $15.3 million at March 31, 2026.
Stockholders' Equity
Stockholders' equity increased to $950.6 million at March 31, 2026, from $941.2 million at December 31, 2025. The Company's book value per share was $37.06, which is an increase of $0.18 per share, or 0.5 percent, from December 31, 2025. The increase is primarily attributable to net income of $30.1 million, partially offset by an increase in net unrealized losses of $14.6 million on fixed maturity securities and shareholder dividends of $5.1 million during the first three months of 2026.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the three-month period ended March 31, 2026 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended March 31, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of March 31, 2026 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026.

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

The Company did not repurchase any shares of our common stock during the three-month period ended March 31, 2026. At March 31, 2026, we remain authorized to purchase up to one million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the first quarter of 2026, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three-month periods ended March 31, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three-month periods ended March 31, 2026 and 2025; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three-month periods ended March 31, 2026 and 2025; (v) Consolidated Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

May 6, 2026	May 6, 2026
(Date)	(Date)