Form 10-Q
period 2026-06-30
UNITED FIRE GROUP INC
filed 2026-08-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of July 29, 2026, 25,705,439 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
June 30, 2026

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
◦We will be at a competitive disadvantage if, over time, our competitors are more effective in pricing their products, development of new product offerings, implementation of technology or data analytics;
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $2,340,146 and $2,239,173)	$2,283,519	$2,205,350
Mortgage loans (net of allowance for credit loss of $284 and $286)	30,522	30,830
Other long-term investments	220,933	228,507
Total investments	2,534,974	2,464,687
Cash and cash equivalents	139,445	156,332
Accrued investment income	18,655	18,243
Premiums receivable (net of allowance for doubtful accounts of $2,508 and $1,899)	599,693	497,920
Deferred policy acquisition costs	175,889	158,184
Property and equipment, at cost (less accumulated depreciation of $86,503 and $85,555)	128,062	132,631
Reinsurance receivables (net of allowance for credit losses of $85 and $121)	236,195	238,508
Prepaid reinsurance premiums	34,383	32,357
Intangible assets	3,020	3,197
Deferred tax asset	19,686	15,448
Income taxes receivable	—	532
Other assets	124,364	122,750
Total assets	$4,014,366	$3,840,789
Liabilities
Losses and loss settlement expenses	$1,990,417	$1,924,826
Unearned premium	749,507	660,210
Accrued expenses and other liabilities	149,250	168,383
Income taxes payable	1,505	—
Long term debt	146,350	146,200
Total liabilities	$3,037,029	$2,899,619
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,704,420 and 25,522,051 shares issued and outstanding	$26	$25
Additional paid-in capital	226,951	223,887
Retained earnings	775,379	722,321
Accumulated other comprehensive income (loss), net of tax	(25,019)	(5,063)
Total stockholders' equity	$977,337	$941,170
Total liabilities and stockholders' equity	$4,014,366	$3,840,789

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2026	2025	2026	2025
Revenues
Net earned premium	$354,127	$314,802	$697,102	$623,213
Net investment income	28,928	21,673	55,968	45,131
Net investment gains (losses)	(428)	(1,002)	(682)	(1,756)
Other income (loss)	1,099	—	780	—
Total revenues	$383,726	$335,473	$753,168	$666,588
Benefits, Losses and Expenses
Losses and loss settlement expenses	$212,274	$193,732	$420,399	$383,428
Amortization of deferred policy acquisition costs	84,041	74,413	166,082	151,767
Other underwriting expenses	41,158	35,307	78,725	74,893
Interest expense	3,186	2,484	6,369	4,967
Other non-underwriting expenses	1,123	335	1,637	477
Total benefits, losses and expenses	$341,782	$306,271	$673,212	$615,532
Income (loss) before income taxes	$41,944	$29,202	$79,956	$51,056
Income tax expense (benefit)	8,579	6,255	16,539	10,409
Net Income (loss)	$33,365	$22,947	$63,417	$40,647

Earnings (loss) per common share:
Basic	$1.30	$0.90	$2.48	$1.60
Diluted	1.29	0.87	2.45	1.54

Weighted average common shares outstanding:
Basic	25,676,853	25,471,114	25,619,153	25,431,418
Diluted	25,895,535	26,390,660	25,863,700	26,350,813

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2026	2025	2026	2025
Net Income (loss)	$33,365	$22,947	$63,417	$40,647
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(5,175)	$7,815	$(23,973)	$33,059
Change in net benefit asset plans and obligations	(724)	(724)	(1,448)	(1,448)
Foreign currency translation adjustment	51	1,134	(521)	2,706
Other comprehensive income (loss), before tax and reclassification adjustments	$(5,848)	$8,225	$(25,942)	$34,317
Income tax effect	1,227	(1,489)	5,447	(6,638)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(4,621)	$6,736	$(20,495)	$27,679
Reclassification adjustments:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$428	$1,002	$682	$1,756
Total reclassification adjustments, before tax	$428	$1,002	$682	$1,756
Income tax effect	(90)	(211)	(143)	(369)
Total reclassification adjustments, after tax	$338	$791	$539	$1,387
Comprehensive income (loss)	$29,082	$30,474	$43,461	$69,713

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share data)	2026	2025	2026	2025
Common stock
Balance, beginning of period	$26	$25	$25	$25
Stock based compensation	—	—	1	—
Balance, end of period	26	25	26	25
Additional paid-in capital
Balance, beginning of period	224,064	216,877	223,887	215,851
Stock based compensation	2,887	1,455	3,064	2,481
Balance, end of period	226,951	218,332	226,951	218,332
Retained earnings
Balance, beginning of period	747,260	634,002	722,321	620,436
Net income (loss)	33,365	22,947	63,417	40,647
Dividends on common stock (1)	(5,246)	(4,079)	(10,359)	(8,141)
Foreign currency translation adjustment, tax impact	—	156	—	84
Balance, end of period	775,379	653,026	775,379	653,026
Accumulated other comprehensive income (loss)
Balance, beginning of period	(20,736)	(33,242)	(5,063)	(54,781)
Change in net unrealized investment gain (loss)(2)	(3,751)	6,965	(18,400)	27,504
Change in liability for underfunded employee benefit plans(2)	(572)	(572)	(1,144)	(1,144)
Foreign currency translation adjustment(2)	40	1,134	(412)	2,706
Balance, end of period	(25,019)	(25,715)	(25,019)	(25,715)
Total stockholders' equity	$977,337	$845,668	$977,337	$845,668

Common stock shares outstanding
Balance, beginning of period	25,652,596	25,446,516	25,522,051	25,378,291
Stock based compensation	51,824	44,479	182,369	112,704
Balance, end of period	25,704,420	25,490,995	25,704,420	25,490,995

(1)Dividends on common stock ($0.20 and $0.40 for three- and six-month periods ended 2026; $0.16 and $0.32 for three- and six-month periods ended 2025, per share)
(2)Amount is net of reclassification adjustment, as applicable, and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$63,417	$40,647
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	107	799
Depreciation and amortization	5,601	4,992
Stock-based compensation expense	5,300	3,699
Net investment (gains) losses	1,005	1,900
Deferred income tax expense (benefit)	1,072	(6,370)
Changes in:
Accrued investment income	(412)	(523)
Premiums receivable	(101,773)	(61,859)
Deferred policy acquisition costs	(17,705)	(14,752)
Reinsurance receivables	2,313	(16,993)
Prepaid reinsurance premiums	(2,026)	5,155
Other assets	(2,101)	14,422
Losses and loss settlement expenses	65,591	63,349
Unearned premium	89,297	78,227
Accrued expenses and other liabilities	(20,687)	(35,150)
Income taxes receivable/payable	2,037	8,745
Other, net	(161)	2,776
Net cash provided by (used in) operating activities	$90,875	$89,064
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$144,612	$24,318
Proceeds from call and maturity of available-for-sale investments	150,198	111,233
Proceeds from sale of other investments	12,569	6,085
Purchase of available-for-sale investments	(396,702)	(186,832)
Purchase of other investments	(5,050)	(29,076)
Net purchases and sales of property and equipment	(900)	(4,233)
Net cash provided by (used in) investing activities	$(95,273)	$(78,505)
Cash Flows From Financing Activities
Issuance of common stock	$(2,236)	$(1,218)
Payment of cash dividends	(10,253)	(8,141)
Net cash provided by (used in) financing activities	$(12,489)	$(9,359)

Net Change in Cash and Cash Equivalents	$(16,887)	$1,200
Cash and Cash Equivalents at Beginning of Period	156,332	200,949
Cash and Cash Equivalents at End of Period	$139,445	$202,149

Supplemental Disclosures of Cash Flow Information
Income taxes paid (refunded)	$13,799	$9,850
Interest paid	$6,219	$4,869

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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, as of June 30, 2026 and December 31, 2025, is provided below:

June 30, 2026
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$99,636	$88	$6,218	$—	$93,506
States, municipalities and political subdivisions	172,484	1,389	1,496	—	172,377
Corporate	840,582	4,062	30,004	—	814,640
Residential mortgage-backed	794,764	4,946	29,210	—	770,500
Commercial mortgage-backed	169,122	1,352	174	—	170,300
Other asset-backed	263,558	523	1,885	—	262,196
Total Fixed Maturity, Available-for-Sale	$2,340,146	$12,360	$68,987	$—	$2,283,519

December 31, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$109,358	$482	$5,736	$—	$104,104
States, municipalities and political subdivisions	261,711	1,598	1,575	—	261,734
Corporate	797,892	9,186	23,924	—	783,154
Residential mortgage-backed	732,452	8,991	25,846	—	715,597
Commercial mortgage-backed	143,009	2,405	7	—	145,407
Other asset-backed	194,751	1,238	635	—	195,354
Total Fixed Maturity, Available-for-Sale	$2,239,173	$23,900	$57,723	$—	$2,205,350
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at June 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
June 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$27,053	$27,054
Due after one year through five years	408,212	400,851
Due after five years through 10 years	456,420	444,371
Due after 10 years	221,017	208,247
Asset-backed securities	1,227,444	1,202,996
	$2,340,146	$2,283,519
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

As of June 30, 2026, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Six months ended June 30,
	2026	2025
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$(23,291)	$34,815
Income tax effect	4,891	(7,311)
Total change in net unrealized investment gain (loss), net of tax	$(18,400)	$27,504
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.5 million for each of the six-months ended June 30, 2026 and June 30, 2025.
The following tables summarize our fixed maturity securities that were in an unrealized loss position at June 30, 2026 and December 31, 2025. The securities are presented by the length of time they have been continuously in an unrealized loss position.

June 30, 2026	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	10	$12,692	$141	18	$59,044	$6,077	$71,736	$6,218
States, municipalities and political subdivisions	47	64,193	657	12	16,039	839	80,232	1,496
Corporate	180	383,140	5,723	69	175,999	24,281	559,139	30,004
Residential mortgage-backed	98	300,194	3,747	101	130,575	25,463	430,769	29,210
Commercial mortgage-backed	10	21,770	174	—	—	—	21,770	174
Other asset-backed	47	147,879	1,838	2	2,745	47	150,624	1,885
Total Available-for-Sale	392	$929,868	$12,280	202	$384,402	$56,707	$1,314,270	$68,987

December 31, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	3	$1,743	$3	25	$72,773	$5,733	$74,516	$5,736
States, municipalities and political subdivisions	39	60,660	478	52	104,732	1,097	165,392	1,575
Corporate	52	156,734	866	83	226,071	23,058	382,805	23,924
Residential mortgage-backed	34	121,159	398	103	148,711	25,448	269,870	25,846
Commercial mortgage-backed	2	7,986	7	—	—	—	7,986	7
Other asset-backed	19	70,050	223	4	7,575	412	77,625	635
Total Available-for-Sale	149	$418,332	$1,975	267	$559,862	$55,748	$978,194	$57,723

We believe that any unrealized losses on our available-for-sale fixed maturity securities at June 30, 2026 are temporary based upon our current analysis of the issuers of the securities we hold and current market conditions. We invest in high quality assets to provide protection from future credit quality issues. Non-credit related unrealized losses are recognized as a component of other comprehensive income and represent other market movements that are not credit related, for example, interest rate changes. We have no intent to sell, and it is more likely than not that we will not be required to sell these securities until the fair value recovers to at least equal our cost basis or the securities mature.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the six months ended June 30, 2026. The following tables present the carrying value of our commercial mortgage loans and additional information at June 30, 2026 and December 31, 2025:

Commercial Mortgage Loans
	June 30, 2026	December 31, 2025
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$22,638	$22,846
65%-75%	8,168	8,270
Total mortgage loans at amortized cost	$30,806	$31,116
Allowance for mortgage loan losses	(284)	(286)
Mortgage loans, net	$30,522	$30,830

Commercial Mortgage Loans by Region
	June 30, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,133	10.2%	$3,162	10.2%
Southern Atlantic	14,129	45.8	14,206	45.7
East South Central	6,831	22.2	6,977	22.4
Middle Atlantic	2,002	6.5	2,028	6.5
Mountain	1,992	6.5	1,992	6.4
West North Central	2,719	8.8	2,751	8.8
Total mortgage loans at amortized cost	$30,806	100.0%	$31,116	100.0%

Commercial Mortgage Loans by Property Type
	June 30, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Commercial
Multifamily	$8,092	26.3%	$8,184	26.3%
Office	7,597	24.7	7,703	24.8
Industrial	3,209	10.4	3,248	10.4
Retail	9,905	32.1	9,953	32.0
Mixed use/Other	2,003	6.5	2,028	6.5
Total mortgage loans at amortized cost	$30,806	100.0%	$31,116	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for credit losses on mortgage loans is established on each loan for those amounts we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of June 30, 2026.

	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,036	$95	$4,874	$7,408	$10,393	$30,806
Total commercial mortgage loans	$8,036	$95	$4,874	$7,408	$10,393	$30,806

As of June 30, 2026, the Company had a credit loss allowance of $284, summarized in the following rollforward:

Beginning balance, January 1, 2026	$286
Recoveries of amounts previously written off, if any	(2)
Ending balance, June 30, 2026	$284
As of June 30, 2026, the Company had one commercial mortgage loan with a carrying value of $4.0 million with principal and interest payments past due. Other than the commercial office mortgage loan, all other loan receivables were current, with no delinquencies, as of June 30, 2026.
Accrued interest of $103 has been excluded from commercial mortgage loans carrying value and is reported within "Accrued investment income" on the accompanying Consolidated Balance Sheets.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed maturities:
Available-for-sale	$(513)	$—	$(811)	$(797)
Allowance for credit losses	—	—	—	—
Mortgage loans allowance for credit losses	2	(1,106)	2	(1,102)
Other long-term investments	83	104	127	143
Total net investment gains (losses)	$(428)	$(1,002)	$(682)	$(1,756)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sales	$76,970	$—	$144,612	$24,318
Gross realized gains	10	—	23	24
Gross realized losses	(523)	—	(834)	(821)

Net Investment Income

Net investment income is comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment income:
Interest on fixed maturities	$26,332	$21,302	$51,269	$42,426
Income on other long-term investments	2,316	136	3,584	1,929
Other	2,483	3,415	5,414	7,034
Total investment income	$31,131	$24,853	$60,267	$51,389
Less investment expenses	2,203	3,180	4,299	6,258
Net investment income	$28,928	$21,673	$55,968	$45,131

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon the request of certain of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $11.0 million at June 30, 2026.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

June 30, 2026		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$93,506	$29,555	$63,951	$—
States, municipalities and political subdivisions	172,377	—	172,377	—
Corporate	814,640	—	814,640	—
Residential mortgage-backed	770,500	—	770,500	—
Commercial mortgage-backed	170,300	—	170,300	—
Other asset-backed	262,196	—	262,196	—
Total Fixed Maturity, Available-for-Sale	$2,283,519	$29,555	$2,253,964	$—
Money Market Accounts	24,122	24,122	—	—
Corporate-Owned Life Insurance	14,242	—	14,242	—
Total Assets Measured at Fair Value	$2,321,883	$53,677	$2,268,206	$—

December 31, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$104,104	$26,568	$77,536	$—
States, municipalities and political subdivisions	261,734	—	261,734	—
Corporate	783,154	—	783,154	—
Residential mortgage-backed	715,597	—	715,597	—
Commercial mortgage-backed	145,407	—	145,407	—
Other asset-backed	195,354	—	195,354	—
Total Fixed Maturity, Available-for-Sale	$2,205,350	$26,568	$2,178,782	$—
Money Market Accounts	44,751	44,751	—	—
Corporate-Owned Life Insurance	13,462	—	13,462	—
Total Assets Measured at Fair Value	$2,263,563	$71,319	$2,192,244	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third-party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of June 30, 2026 and December 31, 2025 was reasonable.
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
For the six-month period ended June 30, 2026, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
For the six-month period ended June 30, 2026, we have no Level 3 assets measured at fair value on a recurring basis.
The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at June 30, 2026 and December 31, 2025 are summarized below:

June 30, 2026
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$115,323	$115,323	$—	$—	$—
Other Long Term Investments(1)	220,933	—	1,551	—	219,382
Mortgage Loans	29,926	—	—	29,926	—
Total	$366,182	$115,323	$1,551	$29,926	$219,382

Financial Liabilities:
Long Term Debt	$139,291	$—	$139,291	$—	$—
Total	$139,291	$—	$139,291	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in "Other long-term investments" was $116.0 million at June 30, 2026. Also included in "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a fair value of $103.4 million at June 30, 2026.

December 31, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$111,581	$111,581	$—	$—	$—
Other Long Term Investments(1)	228,507	—	1,409	—	227,098
Mortgage Loans	30,127	—	—	30,127	—
Total	$370,215	$111,581	$1,409	$30,127	$227,098

Financial Liabilities:
Long Term Debt	$142,319	$—	$142,319	$—	$—
Total	$142,319	$—	$142,319	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in "Other long-term investments" was $127.9 million at December 31, 2025. Also included in "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a fair value of $99.2 million at December 31, 2025.
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at June 30, 2026 and December 31, 2025 (net of reinsurance amounts):

	June 30, 2026	December 31, 2025
Gross liability for losses and loss settlement expenses at beginning of year	$1,924,826	$1,796,782
Ceded losses and loss settlement expenses	(213,633)	(198,083)
Net liability for losses and loss settlement expenses at beginning of year	$1,711,193	$1,598,699
Losses and loss settlement expenses incurred for claims occurring during
Current year	$426,017	$778,480
Prior years	(5,618)	(14,078)
Total incurred	$420,399	$764,402
Losses and loss settlement expense payments for claims occurring during
Current year	$84,998	$194,149
Prior years	264,294	457,759
Total paid	$349,292	$651,908
Net liability for losses and loss settlement expenses at end of period	$1,782,300	$1,711,193
Ceded losses and loss settlement expenses	208,117	213,633
Gross liability for losses and loss settlement expenses at end of period	$1,990,417	$1,924,826

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

Reserve Development

The Company experienced $5.4 million and $5.6 million of favorable reserve development in net reserves for prior accident years for the three- and six-month periods ended June 30, 2026, respectively. The improvement in reserve development was driven by catastrophe experience with losses emerging more favorable than expected.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

Three months ended June 30,	2026	2025

Net periodic benefit cost
Service cost	$863	$835
Interest cost	2,310	2,396
Expected return on plan assets	(3,248)	(3,396)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(799)	$(889)

Six months ended June 30,	2026	2025

Net periodic benefit cost
Service cost	$1,727	$1,670
Interest cost	4,619	4,793
Expected return on plan assets	(6,496)	(6,793)
Amortization of prior service credit	(1,448)	(1,448)
Net periodic benefit cost	$(1,598)	$(1,778)

A portion of the prior service cost component of net periodic pension benefit costs is capitalized and amortized on a straight-line basis as part of deferred acquisition costs and is included in the line "Amortization of deferred policy acquisition costs" within the Consolidated Statements of Income. The portion not related to the compensation and the other components of net periodic pension benefit costs are included in "Other underwriting expenses" within the Consolidated Statements of Income.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 that we are not required to make a contribution to the pension plan during 2026. See our 2025 Annual Report on Form 10-K, Item 8, Note 8 "Employee Benefits" for information on our retirement benefits.

NOTE 6. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three- and six-month periods ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(Amounts in thousands, except ratios)	2026	2025	2026	2025
Net income (loss)	$33,365	22,947	63,417	40,647

Weighted-average common shares outstanding - basic	25,677	25,471	25,619	25,431
Dilutive effect of restricted stock awards	172	918	206	919
Dilutive effect of stock options	47	1	39	1
Weighted-average common shares outstanding - diluted	25,896	26,391	25,864	26,351

Earnings (loss) per share available to common shareholders
Basic - net	$1.30	$0.90	$2.48	$1.60

Diluted - net	$1.29	$0.87	$2.45	$1.54

Anti-dilutive shares(1)	—	200	1	200
(1) Restricted stock awards, and options, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share.

NOTE 7. DEBT

Long Term Debt

The carrying amounts of long term debt are summarized as follows:

	June 30, 2026	December 31, 2025
2020 Notes due 2040	$50,000	$50,000
9% UFG Notes - Series A & B	96,350	96,200
Total	$146,350	$146,200

Interest expense on the Company’s outstanding long term debt for the three- and six-month periods ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
2020 Notes due 2040	$860	$860	$1,719	$1,719
9% UFG Notes - Series A & B	2,326	1,624	4,650	3,248
Total	$3,186	$2,484	$6,369	$4,967

Amortization of deferred issuance costs are recognized as a component of interest expense.
The Company is required to maintain an investment grade rating for each series of the 9% UFG Notes from a rating agency. The 9% UFG Notes also require and impose certain operating restrictions, financial restrictions, and financial covenants on the Company. As of June 30, 2026, we were in compliance with all covenants.
Credit Facilities
As of June 30, 2026, United Fire & Casualty Company ("UF&C") has Federal Home Loan Bank of Des Moines ("FHLB Des Moines") borrowing capacity up to $526.4 million, subject to investments available as collateral, if an immediate liquidity need would arise. UF&C had no outstanding balance as of June 30, 2026 and December 31, 2025 related to these lines of credit.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month periods ended June 30, 2026 and 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of March 31, 2026	$(39,917)	$17,987	$1,194	$(20,736)
Change in accumulated other comprehensive income (loss) before reclassifications	(4,089)	(572)	40	(4,621)
Reclassification adjustments from accumulated other comprehensive income (loss)	338	—	—	338
Balance as of June 30, 2026	$(43,668)	$17,415	$1,234	$(25,019)

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of March 31, 2025	$(51,702)	$17,088	$1,372	$(33,242)
Change in accumulated other comprehensive income (loss) before reclassifications	6,174	(572)	1,134	6,736
Reclassification adjustments from accumulated other comprehensive income (loss)	791	—	—	791
Balance as of June 30, 2025	$(44,737)	$16,516	$2,506	$(25,715)

The following tables show the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the six-month periods ended June 30, 2026 and 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2025	$(25,268)	$18,559	$1,646	$(5,063)
Change in accumulated other comprehensive income (loss) before reclassifications	(18,939)	(1,144)	(412)	(20,495)
Reclassification adjustments from accumulated other comprehensive income (loss)	539	—	—	539
Balance as of June 30, 2026	$(43,668)	$17,415	$1,234	$(25,019)

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2024	$(72,241)	$17,660	$(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	26,117	(1,144)	2,706	27,679
Reclassification adjustments from accumulated other comprehensive income (loss)	1,387	—	—	1,387
Balance as of June 30, 2025	$(44,737)	$16,516	$2,506	$(25,715)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 9. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options in the Company's operating leases vary dependent upon the underlying leased asset. As of June 30, 2026, we have leases with remaining terms of less than five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of June 30, 2026, the Company is the lessor for four lease agreements related to office space and parking. The terms of the leases vary depending on the property, with remaining terms of less than eight years for each lease, which may include options for renewal or to extend the lease terms.

The components of our operating leases were as follows for the three- and six-month periods ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Components of lease expense:
Operating lease expense	$1,880	$2,276	$4,015	$4,570
Less: lessor income	154	143	309	287
Less: sublease income	—	133	133	266
Net lease expense	$1,726	$2,000	$3,573	$4,017

Cash flows related to leases:
Operating cash outflow from operating leases	$1,728	$2,018	$3,595	$4,052

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 10. REINSURANCE
The following table provides a roll-forward of the allowance for credit losses in our reinsurance recoverable balance at June 30, 2026:

Beginning balance, January 1, 2026	$121
Recoveries of amounts previously written off, if any	(36)
Ending balance, June 30, 2026	$85

NOTE 11. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Current	$13,018	$10,564	$15,467	$16,779
Deferred	(4,439)	(4,309)	1,072	(6,370)
Income tax expense (benefit)	$8,579	$6,255	$16,539	$10,409
Our effective tax rates for the three- and six-month periods ended June 30, 2026 and 2025 are different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income and tax adjustments related to equity-based compensation.
As of June 30, 2026 and 2025, the Company has recorded no valuation allowance as we believe it is more likely than not that all the deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.
For the six-month periods ended June 30, 2026 and 2025, we made payments for income taxes totaling $13,799 and $19,133, respectively. For the six-month periods ended June 30, 2026 and 2025, we received a federal tax refund of

$0 and $9,283, respectively. Interest on the federal tax refund of $1,392 was also received in the second quarter of 2025.
We file a consolidated federal income tax return. We also file income tax returns in various state jurisdictions. We are no longer subject to federal or state income tax examination for tax years 2022 and prior.

NOTE 12. SEGMENT INFORMATION
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
Reportable Segments

Our property and casualty insurance business operates and reports as one business segment. For more information, refer to Note 12 "Segment Information" in Part I, Item 1.

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
Lloyd's of London ("Lloyds") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary, McIntyre Cedar Corporate Member LLP. Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in 14 syndicates as of June 30, 2026. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support participation in these syndicates.

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

Geographic Concentration

For the six-month period ended June 30, 2026, approximately 50 percent of our property and casualty premiums were written in Texas, California, New Jersey, Iowa, and Missouri.

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
Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The underlying combined ratio represents the combined ratio less the impacts of catastrophes and non-catastrophe prior period reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of catastrophes and prior period impacts. Management believes separate discussions on catastrophe losses and prior period reserve development are important to understanding how the Company is managing catastrophe risk and in identifying reserve developments in longer-tailed business.

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
Prior period reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes reserve development on catastrophe losses.

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three- and six-month periods ended June 30, 2026 and 2025, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
FINANCIAL HIGHLIGHTS

	Three months ended June 30,		Six months ended June 30,
(In thousands, except ratios)	2026	2025	2026	2025
Revenues
Net earned premium	$354,127	$314,802	$697,102	$623,213
Net investment income	28,928	21,673	55,968	45,131
Net investment gains (losses)	(428)	(1,002)	(682)	(1,756)
Other income (loss)	1,099	—	780	—
Total revenues	$383,726	$335,473	$753,168	$666,588

Benefits, Losses and Expenses
Losses and loss settlement expenses	$212,274	$193,732	$420,399	$383,428
Amortization of deferred policy acquisition costs	84,041	74,413	166,082	151,767
Other underwriting expenses	41,158	35,307	78,725	74,893
Interest expense	3,186	2,484	6,369	4,967
Other non-underwriting expenses	1,123	335	1,637	477
Total benefits, losses and expenses	$341,782	$306,271	$673,212	$615,532

Income (loss) before income taxes	$41,944	$29,202	$79,956	$51,056
Income tax expense (benefit)	8,579	6,255	16,539	10,409
Net income (loss)	$33,365	$22,947	$63,417	$40,647

Combined ratio:
Net loss ratio	59.9%	61.5%	60.3%	61.5%
Underwriting expense ratio	35.4	34.9	35.1	36.4
Combined ratio	95.3%	96.4%	95.4%	97.9%

Additional ratios(1):
Net loss ratio	59.9%	61.5%	60.3%	61.5%
Catastrophes	2.7	5.5	3.2	5.3
Reserve development (favorable) unfavorable	—	(1.6)	—	(0.8)
Underlying loss ratio (non-GAAP)	57.2%	57.6%	57.1%	57.0%
Underwriting expense ratio	35.4	34.9	35.1	36.4
Underlying combined ratio (non-GAAP)	92.6%	92.5%	92.2%	93.4%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three- and six-month periods ended June 30, 2026 and 2025.

	Three months ended June 30,			Six months ended June 30,
(In thousands, except ratios)	2026	2025	% Change	2026	2025	% Change
Direct written premium	$390,812	$362,103	7.9%	$741,571	$694,030	6.8%
Assumed written premium	55,756	49,887	11.8	115,593	103,877	11.3
Ceded written premium	(40,210)	(39,106)	2.8	(73,879)	(89,647)	(17.6)
Net written premium	$406,358	$372,884	9.0%	$783,285	$708,260	10.6%

Net written premium increased by 9.0% and 10.6% in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. For the three-month period ended June 30, 2026, core commercial average renewal premiums increased 4.6% with rates increasing 2.9% and exposure changes of 1.7%. Excluding the workers' compensation line of business, the overall average increase in renewal premiums was 5.0%, with 3.5% from rate increases and 1.5% from exposure changes.
Revenues
Net Earned Premium
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the three- and six-month periods ended June 30, 2026 and 2025.

	Three months ended June 30,			Six months ended June 30,
(In thousands, except ratios)	2026	2025	% Change	2026	2025	% Change
Direct earned premium	$335,193	$312,204	7.4%	662,076	612,781	8.0%
Assumed earned premium	55,582	46,747	18.9	107,221	104,257	2.8
Ceded earned premium	(36,648)	(44,149)	(17.0)	(72,195)	(93,825)	(23.1)
Net earned premium	$354,127	$314,802	12.5%	$697,102	$623,213	11.9%

Net earned premium increased by 12.5% and 11.9% in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. This increase in net earned premium was consistent with the trend in net written premium.
Net Investment Income

Net investment income was $28.9 million for the three-month period ended June 30, 2026, an increase of $7.3 million compared to the same period in 2025. The increase was primarily from our fixed income portfolio increase of $5.0 million as a result of portfolio growth and reinvestment at higher yields. The pre-tax average yield on fixed income securities was 4.57% as of June 30, 2026 compared to 4.32% for the same period in 2025. Income on other long-term investments increased $2.2 million due to an increase in valuation of the underlying investments.

Net investment income was $56.0 million for the six-month period ended June 30, 2026, an increase of $10.8 million compared to the same period in 2025. The increase was primarily from our fixed income portfolio increase of $8.8 million as a result of portfolio growth and reinvestment at higher yields. The pre-tax average yield on fixed income securities was 4.50% as of June 30, 2026 compared to 4.32% for the same period in 2025. Income on other long-term investments increased $1.7 million due to an increase in valuation of the underlying investments.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were $0.4 million and $0.7 million for the three- and six-month periods ended June 30, 2026, respectively, as compared to net investment losses of $1.0 million and $1.8 million for the same periods in 2025. The primary reason for the change relates to opportunistic trading within the fixed maturity portfolio.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following is a summary of losses and loss settlement expenses for the three- and six-month periods ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2026	2025	2026	2025
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$202,675	$181,349	$398,141	$355,673
Impact of catastrophes, including prior year reserve development	9,599	17,424	22,258	32,845
Prior year (favorable) unfavorable reserve development on non-catastrophe losses	—	(5,041)	—	(5,090)
Loss and loss settlement expenses	$212,274	$193,732	$420,399	$383,428

Net loss ratio	59.9%	61.5%	60.3%	61.5%

For the three-month period ended June 30, 2026, our loss and loss settlement expenses were $18.5 million, or 9.6%, higher than the same period in 2025, and our net loss ratio improved 1.6 points compared to the same period in 2025. This loss ratio improvement was driven by improvements in the underlying loss ratio and catastrophe ratio, partially offset by neutral prior year reserve development in 2026 as compared to favorable reserve development in 2025. The underlying loss ratio and catastrophe loss ratio improvements were driven by improvements in the core commercial lines.

The Company experienced neutral prior year reserve development, excluding catastrophe losses, during the three- and six-month periods ended June 30, 2026.
In the three- and six-month periods ended June 30, 2026, our pre-tax catastrophe losses decreased by $7.8 million and $10.6 million, respectively, compared to the same periods in 2025. Catastrophe losses in the three- and six-month periods ended June 30, 2026 added 2.7 and 3.2 points to the combined ratio, respectively, which is below our five-year and 10-year historical averages. Our catastrophe losses included 20 new events in the three-month period ended June 30, 2026.

Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2026	2025	2026	2025
Deferred policy acquisition costs asset, beginning of period	$162,728	$151,850	$158,184	$147,224
Underwriting costs deferred	97,121	83,900	183,922	165,402
Amortization of deferred policy acquisition costs(1)	(83,960)	(73,775)	(166,217)	(150,516)
Deferred policy acquisition costs asset, end of period	$175,889	$161,976	$175,889	$161,976
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business, which is included as a component of accumulated other comprehensive income (loss).
DAC is amortized over the period the related premiums are earned. Amortization expense increased for the three- and six-month periods ended June 30, 2026, primarily reflecting an increase in deferred underwriting costs associated with continued premium expansion.

Net Loss Ratios by Line

The following tables display our net loss ratio for the three- and six-month periods ended June 30, 2026 and 2025:

Three months ended June 30,	2026			2025
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$115,318	$75,756	65.7%	$93,118	$73,305	78.7%
Fire and allied lines	64,744	27,340	42.2	66,522	33,043	49.7
Automobile	77,967	51,076	65.5	69,147	40,024	57.9
Workers' compensation	21,918	15,590	71.1	15,259	8,555	56.1
Surety(2)	15,855	6,205	39.1	15,464	5,575	36.1
Miscellaneous	234	260	111.1	2,975	2,032	68.3
Total commercial lines	$296,036	$176,227	59.5%	$262,485	$162,534	61.9%

Personal lines
Fire and allied lines	$5,932	$2,229	37.6%	$3,405	$1,134	33.3%
Automobile	(1)	(379)	NM	362	232	64.1
Miscellaneous	—	1	NM	1	(8)	NM
Total personal lines	$5,931	$1,851	31.2%	$3,768	$1,358	36.0%
Reinsurance assumed(1)	$52,160	$34,196	65.6%	$48,549	$29,840	61.5%
Total	$354,127	$212,274	59.9%	$314,802	$193,732	61.5%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

Six months ended June 30,	2026			2025
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$222,657	$141,213	63.4%	$182,257	$133,548	73.3%
Fire and allied lines	129,483	62,120	48.0	128,942	65,063	50.5
Automobile	155,359	96,947	62.4	133,502	82,825	62.0
Workers' compensation	41,595	29,417	70.7	29,416	18,312	62.3
Surety(2)	31,392	13,086	41.7	31,195	9,950	31.9
Miscellaneous	1,054	920	87.3	6,395	4,092	64.0
Total commercial lines	$581,540	$343,703	59.1%	$511,707	$313,790	61.3%

Personal lines
Fire and allied lines	$11,620	$5,149	44.3%	$4,665	$1,903	40.8%
Automobile	(1)	(534)	NM	1,158	740	63.9
Miscellaneous	—	7	NM	2	(41)	NM
Total personal lines	$11,619	$4,622	39.8%	$5,825	$2,602	44.7%
Reinsurance assumed(1)	$103,943	$72,074	69.3%	$105,681	$67,036	63.4%
Total	$697,102	$420,399	60.3%	$623,213	$383,428	61.5%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

Commercial Lines
The net loss ratio in our commercial lines of business was 59.5% for the three-month period ended June 30, 2026, compared to 61.9% for the same period in 2025. This result was driven by improvement in the underlying loss ratio and favorable catastrophe experience, partially offset by less favorable prior year reserve development in 2026 compared to 2025.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 13.0 and 9.9 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The result was driven by less unfavorable prior year reserve development and an improvement in the underlying loss ratio in 2026 compared to 2025.

Commercial Fire and Allied Lines
The net loss ratio improved 7.5 and 2.5 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The result was driven by a lower catastrophe ratio and improvement in the underlying loss ratio, partially offset by less favorable prior year reserve development in 2026 compared to 2025.

Commercial Automobile
The net loss ratio deteriorated 7.6 and 0.4 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The result was driven by less favorable prior year reserve development and a higher catastrophe ratio, partially offset by an improved underlying loss ratio in 2026 compared to 2025.

Workers' Compensation
The net loss ratio deteriorated 15.0 and 8.4 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The result was driven by less favorable prior year reserve development in 2026 compared to 2025, partially offset by a favorable underlying loss ratio.

Surety
The net loss ratio deteriorated 3.0 and 9.8 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. The change in loss ratio was driven by adverse prior year reserve development in 2026 compared to favorable prior year reserve development in 2025. The net deterioration in 2026 was driven by ceded development on large losses from accident year 2023. This was partially offset by improvement in the underlying loss ratio in 2026 compared to 2025.

Reinsurance Assumed
The net loss ratio deteriorated 4.1 and 5.9 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The result was driven overall by higher pricing ratios on several accounts, changes in mix within the assumed book, and adverse prior period development compared to 2025. This was partially offset by improvement in the catastrophe loss ratio in 2026 compared to 2025.

Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except ratios)	2026	2025	2026	2025
Amortization of deferred policy acquisition costs	$84,041	$74,413	$166,082	$151,767
Other underwriting expenses	41,158	35,307	78,725	74,893
Underwriting expenses	$125,199	$109,720	$244,807	$226,660

Net earned premium	$354,127	$314,802	$697,102	$623,213
Expense ratio(1)	35.4%	34.9%	35.1%	36.4%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The expense ratio increased 0.5 points and decreased 1.3 points in the three- and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase in expense ratio in the second quarter of 2026 was partially driven by actions to reduce our real estate footprint and future expense ratio along with other normal variability. The decrease in the six-month period ended June 30, 2026 was driven by business growth and non-recurring expenses in the prior period associated with the final stages of development of a new policy administration system.
Interest Expenses
The following is a summary of interest expense:

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2026	2025	2026	2025
Interest expense	$3,186	$2,484	$6,369	$4,967

Our long term debt obligations include $50.0 million of private placement notes issued in December 2020 and $70.0 million and $30.0 million of senior unsecured notes issued in May 2024 and July 2025, respectively. Interest expense increased for the three- and six-month periods ended June 30, 2026 due to the issuance of the senior unsecured notes. Refer to Note 7 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended June 30,		Six months ended June 30,
(In thousands, except ratios)	2026	2025	2026	2025
Income (loss) before income taxes	$41,944	$29,202	$79,956	$51,056
Income tax expense (benefit)	8,579	6,255	16,539	10,409
Effective tax rate(1)	20.5%	21.4%	20.7%	20.4%
(1)The effective tax rate is calculated by dividing "Income tax expense (benefit)" by "Income (loss) before income taxes."

The Company's effective tax rate for the three- and six-month periods ended June 30, 2026 and 2025 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income and tax adjustments related to equity-based compensation.
Refer to Note 11 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating income (loss):

	Three months ended June 30,		Six months ended June 30,
(In Thousands)	2026	2025	2026	2025
Net income (loss)	$33,365	$22,947	$63,417	$40,647
Less: Net investment gains (losses), after-tax	(338)	(792)	(539)	(1,387)
Adjusted operating income (loss)	$33,703	$23,739	$63,956	$42,034

Adjusted operating income increased in the three-month period ended June 30, 2026, primarily due to an increase in net earned premium of $39.3 million, combined with the catastrophe loss ratio improvement of 2.8 points and an underlying loss ratio improvement of 0.4 points. This was partially offset by an increase in the underwriting expense ratio of 0.5 points and less favorable prior year reserve development. In addition, net investment income increased by $7.3 million, driven by portfolio growth and reinvestment at higher yields.

Adjusted operating income increased in the six-month period ended June 30, 2026, primarily due to an increase in net earned premium of $73.9 million, combined with the catastrophe loss ratio improvement of 2.1 points and the underwriting expense ratio improvement of 1.3 points. This was partially offset by less favorable prior year reserve development. In addition, net investment income increased by $10.8 million, driven by portfolio growth and reinvestment at higher yields.

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

Investment Portfolio

Our invested assets increased to $2.53 billion at June 30, 2026 from $2.46 billion at December 31, 2025. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at June 30, 2026 is presented at carrying value in the following table:

	Carrying	Percent
(In thousands, except ratios)	Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$93,506	3.7%
States, municipalities, and political subdivisions	172,377	6.8
Corporate	814,640	32.2
Residential mortgage-backed	770,500	30.4
Commercial mortgage-backed	170,300	6.7
Other asset-backed	262,196	10.3
Total Fixed maturities, available for sale	2,283,519	90.1
Mortgage loans	30,522	1.2
Other long-term investments(2)	220,933	8.7
Total	$2,534,974	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in "Other long-term investments" on the Consolidated Balance Sheets was $116.0 million at June 30, 2026. Also included in "Other long-term investments" is our interest in limited liability partnerships with a current fair value of $103.4 million at June 30, 2026.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at June 30, 2026 and December 31, 2025. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	June 30, 2026		December 31, 2025
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$606,578	26.6%	$574,379	26.0%
AA	871,110	38.1	894,246	40.6
A	543,395	23.8	481,633	21.8
Baa/BBB	206,090	9.0	207,649	9.4
Other/Not Rated	56,346	2.5	47,443	2.2
	$2,283,519	100.0%	$2,205,350	100.0%

As of June 30, 2026 and December 31, 2025, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.2 years at June 30, 2026 compared to 4.3 years at December 31, 2025. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of June 30, 2026, net unrealized investment losses, after tax, totaled $43.7 million compared to net unrealized losses, after tax, of $25.3 million as of December 31, 2025. The net unrealized investment loss position deteriorated from December 31, 2025 due to the increase in bond market interest rates during the six-month period ended June 30, 2026.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on net unrealized gains and losses.
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

At June 30, 2026, our fixed maturity watch list included four fixed maturity securities in an unrealized loss position with an amortized cost of $12.1 million, no allowance for credit losses, unrealized losses of $0.6 million and a fair value of $11.5 million.

At June 30, 2026, our mortgage loan watch list included one commercial mortgage loan with a carrying value of $4.0 million. We have an allowance for future credit loss allowances of $0.3 million on our mortgage loan portfolio.
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
The following table displays a consolidated summary of cash sources and uses for the six-month periods ended June 30, 2026 and 2025:

Cash Flow Summary	Six months ended June 30,
(In thousands)	2026	2025
Cash provided by (used in)
Operating activities	$90,875	$89,064
Investing activities	(95,273)	(78,505)
Financing activities	(12,489)	(9,359)
Net change in cash and cash equivalents	$(16,887)	$1,200
At June 30, 2026, our cash and cash equivalents included $24.1 million related to money market accounts, compared to $44.8 million at December 31, 2025.
Operating Activities

Net cash flows provided by operating activities were $90.9 million and $89.1 million for the six-month periods ended June 30, 2026 and 2025, respectively. The primary cash inflows from operating activities include insurance premiums and net investment income. The primary cash outflows from operating activities are comprised of payment of losses and loss settlement expenses, taxes and operating expenses. Our cash flows from operating activities were sufficient to meet our liquidity needs for the six-month periods ended June 30, 2026 and 2025.

Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $478.0 million, or 20.4 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $95.3 million and $78.5 million for the six-month periods ended June 30, 2026 and 2025, respectively. For the six-month periods ended June 30, 2026 and 2025, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $307.4 million and $141.6 million, respectively. Our cash outflows for investment purchases were $401.8 million for the six-month period ended June 30, 2026, compared to $215.9 million for the same period of 2025.
Financing Activities
Net cash flows used in financing activities were $12.5 million and $9.4 million for the six-month periods ended June 30, 2026 and 2025, respectively. The net cash flows used in financing activities for the six-month periods ended June 30, 2026 and 2025 are primarily related to the payment of cash dividends of $10.3 million and $8.1 million, respectively.
Commitments for Capital Expenditures
Credit Facilities

UF&C is a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). As of June 30, 2026, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 7 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $10.3 million and $8.1 million in each of the six-month periods ended June 30, 2026 and 2025, respectively. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at June 30, 2026, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $67.8 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $11.0 million at June 30, 2026.
Stockholders' Equity
Stockholders' equity increased to $977.3 million at June 30, 2026, from $941.2 million at December 31, 2025. The Company's book value per share was $38.02, which is an increase of $1.14 per share, or 3.1 percent, from December 31, 2025. The increase is primarily attributable to net income of $63.4 million, partially offset by an increase in net unrealized losses, net of tax, of $18.4 million on fixed maturity securities and shareholder dividends of $10.4 million during the first six months of 2026.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the six-month period ended June 30, 2026 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended June 30, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of June 30, 2026 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 26, 2026. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also have a material effect on our business, results of operations, financial condition and/or liquidity. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our share repurchase program, we may purchase UFG common stock on the open market or through privately negotiated transactions. The amount and timing of any purchases will be at our discretion and will depend upon a number of factors, including the share price, general economic and market conditions, and corporate and regulatory requirements. Our share repurchase program may be modified or discontinued at any time. The Board of Directors reauthorized the share repurchase program in May 2026, extended the program through August 2028, and increased the number of shares of common stock the Company is authorized to purchase under the share repurchase program to two million shares.

The Company did not repurchase any shares of our common stock during the three-month period ended June 30, 2026. At June 30, 2026, we remain authorized to purchase up to two million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the second quarter of 2026, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit number	Exhibit description	Furnished herewith	Filed herewith
10.1
First Amendment to the United Fire Group, Inc. Non-Employee Director Stock Plan (Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on April 7, 2026)
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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three- and six-month periods ended June 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three- and six-month periods ended June 30, 2026 and 2025; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and six-month periods ended June 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows (unaudited) for the six-month periods ended June 30, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

August 4, 2026	August 4, 2026
(Date)	(Date)