Form 10-Q
period 2026-09-30
UNITED FIRE GROUP INC
filed 2026-11-04
CIK 101199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, 25,719,049 shares of common stock were outstanding.

United Fire Group, Inc.
Index to Quarterly Report on Form 10-Q
September 30, 2026

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United Fire Group, Inc. Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
(In thousands, except share data)	(unaudited)
Assets
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost $2,413,286 and $2,239,173)	$2,267,816	$2,205,350
Mortgage loans (net of allowance for credit loss of $284 and $286)	30,365	30,830
Other long-term investments	230,368	228,507
Total investments	2,528,549	2,464,687
Cash and cash equivalents	150,741	156,332
Accrued investment income	18,584	18,243
Premiums receivable (net of allowance for doubtful accounts of $2,415 and $1,899)	625,845	497,920
Deferred policy acquisition costs	176,665	158,184
Property and equipment, at cost (less accumulated depreciation of $88,991 and $85,555)	127,163	132,631
Reinsurance receivables (net of allowance for credit losses of $106 and $121)	250,982	238,508
Prepaid reinsurance premiums	35,875	32,357
Intangible assets	3,020	3,197
Deferred tax asset	39,322	15,448
Income taxes receivable	2,270	532
Other assets	124,275	122,750
Total assets	$4,083,291	$3,840,789
Liabilities
Losses and loss settlement expenses	$2,062,147	$1,924,826
Unearned premium	759,966	660,210
Accrued expenses and other liabilities	175,856	168,383
Long term debt	146,428	146,200
Total liabilities	$3,144,397	$2,899,619
Stockholders' Equity
Common stock, $0.001 par value; authorized 75,000,000 shares; 25,719,049 and 25,522,051 shares issued and outstanding	$26	$25
Additional paid-in capital	229,426	223,887
Retained earnings	805,264	722,321
Accumulated other comprehensive income (loss), net of tax	(95,822)	(5,063)
Total stockholders' equity	$938,894	$941,170
Total liabilities and stockholders' equity	$4,083,291	$3,840,789

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2026	2025	2026	2025
Revenues
Net earned premium	$362,482	$328,431	$1,059,584	$951,644
Net investment income	29,295	25,992	85,263	71,123
Net investment gains (losses)	24	(405)	(658)	(2,161)
Other income (loss)	(172)	—	608	—
Total revenues	$391,629	$354,018	$1,144,797	$1,020,606
Benefits, Losses and Expenses
Losses and loss settlement expenses	$216,364	$188,180	$636,763	$571,608
Amortization of deferred policy acquisition costs	87,533	81,513	253,615	233,280
Other underwriting expenses	39,109	32,124	117,834	107,017
Interest expense	3,187	3,118	9,556	8,085
Other non-underwriting expenses	625	407	2,262	884
Total benefits, losses and expenses	$346,818	$305,342	$1,020,030	$920,874
Income (loss) before income taxes	$44,811	$48,676	$124,767	$99,732
Income tax expense (benefit)	9,726	9,486	26,265	19,895
Net Income (loss)	$35,085	$39,190	$98,502	$79,837

Earnings (loss) per common share:
Basic	$1.36	$1.54	$3.84	$3.14
Diluted	1.34	1.49	3.78	3.03

Weighted average common shares outstanding:
Basic	25,710,857	25,501,551	25,650,058	25,455,052
Diluted	26,166,700	26,367,501	26,079,932	26,311,815

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2026	2025	2026	2025
Net Income (loss)	$35,085	$39,190	$98,502	$79,837
Other comprehensive income (loss)
Change in net unrealized gain (loss) on investments	$(88,907)	$20,136	$(112,880)	$53,195
Change in net benefit asset plans and obligations	(724)	(724)	(2,172)	(2,172)
Foreign currency translation adjustment	30	(462)	(491)	2,244
Other comprehensive income (loss), before tax and reclassification adjustments	$(89,601)	$18,950	$(115,543)	$53,267
Income tax effect	18,817	(4,552)	24,264	(11,190)
Other comprehensive income (loss), after tax, before reclassification adjustments	$(70,784)	$14,398	$(91,279)	$42,077
Reclassification adjustments:
Change in unrealized (gains) losses on investments included in net investment gains (losses)	$(24)	$405	$658	$2,161
Total reclassification adjustments, before tax	$(24)	$405	$658	$2,161
Income tax effect	5	(85)	(138)	(454)
Total reclassification adjustments, after tax	$(19)	$320	$520	$1,707
Comprehensive income (loss)	$(35,718)	$53,908	$7,743	$123,621

The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share data)	2026	2025	2026	2025
Common stock
Balance, beginning of period	$26	$25	$25	$25
Stock based compensation	—	—	1	—
Balance, end of period	26	25	26	25
Additional paid-in capital
Balance, beginning of period	226,951	218,332	223,887	215,851
Stock based compensation	2,475	3,301	5,539	5,782
Balance, end of period	229,426	221,633	229,426	221,633
Retained earnings
Balance, beginning of period	775,379	653,026	722,321	620,436
Net income (loss)	35,085	39,190	98,502	79,837
Dividends on common stock (1)	(5,200)	(4,082)	(15,559)	(12,223)
Foreign currency translation adjustment, tax impact	—	(84)	—	—
Balance, end of period	805,264	688,050	805,264	688,050
Accumulated other comprehensive income (loss)
Balance, beginning of period	(25,019)	(25,715)	(5,063)	(54,781)
Change in net unrealized investment gain (loss)(2)	(70,255)	16,223	(88,655)	43,727
Change in liability for underfunded employee benefit plans(2)	(572)	(572)	(1,716)	(1,716)
Foreign currency translation adjustment(2)	24	(933)	(388)	1,773
Balance, end of period	(95,822)	(10,997)	(95,822)	(10,997)
Total stockholders' equity	$938,894	$898,711	$938,894	$898,711

Common stock shares outstanding
Balance, beginning of period	25,704,420	25,490,995	25,522,051	25,378,291
Stock based compensation	14,629	23,334	196,998	136,038
Balance, end of period	25,719,049	25,514,329	25,719,049	25,514,329

(1)$0.20 and $0.60 per share for the three- and nine-month periods ended September 30, 2026, and $0.16 and $0.48 per share for three- and nine-month periods ended September 30, 2025.
(2)Amount is net of reclassification adjustment, as applicable, and income taxes.
The Notes to unaudited Consolidated Financial Statements are an integral part of these statements.

United Fire Group, Inc.
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$98,502	$79,837
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net accretion of bond premium	(38)	1,145
Depreciation and amortization	8,280	7,813
Stock-based compensation expense	7,891	6,015
Net investment (gains) losses	941	2,509
Deferred income tax expense (benefit)	257	(5,229)
Changes in:
Accrued investment income	(341)	(131)
Premiums receivable	(127,925)	(70,037)
Deferred policy acquisition costs	(18,481)	(17,222)
Reinsurance receivables	(12,474)	(2,304)
Prepaid reinsurance premiums	(3,518)	12,558
Income taxes receivable	(1,738)	11,490
Other assets	(2,100)	2,606
Losses and loss settlement expenses	137,321	85,285
Unearned premium	99,756	69,981
Accrued expenses and other liabilities	5,138	(38,244)
Other, net	458	3,839
Net cash provided by (used in) operating activities	$191,929	$149,911
Cash Flows From Investing Activities
Proceeds from sale of available-for-sale investments	$192,301	$119,943
Proceeds from call and maturity of available-for-sale investments	201,035	177,381
Proceeds from sale of other investments	35,917	7,843
Purchase of available-for-sale investments	(568,158)	(392,486)
Purchase of other investments	(38,265)	(40,459)
Net purchases and sales of property and equipment	(2,602)	(5,791)
Net cash provided by (used in) investing activities	$(179,772)	$(133,569)
Cash Flows From Financing Activities
Debt note issuance	$—	$30,000
Debt note issuance costs	—	(1,098)
Issuance of common stock	(2,352)	(233)
Payment of cash dividends	(15,396)	(12,223)
Net cash provided by (used in) financing activities	$(17,748)	$16,446

Net Change in Cash and Cash Equivalents	$(5,591)	$32,788
Cash and Cash Equivalents at Beginning of Period	156,332	200,949
Cash and Cash Equivalents at End of Period	$150,741	$233,737

Supplemental Disclosures of Cash Flow Information
Income taxes paid (refunded)	$26,813	$15,715
Interest paid	$9,328	$7,918

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
Basis of Presentation
The financial information for interim periods presented in these Consolidated Financial Statements has been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Regulation S-X promulgated by the SEC. Certain financial information that is included in our Annual Report on Form 10-K for the year ended December 31, 2025, including financial statement footnote disclosures, is not required by the rules and regulations of the SEC for interim financial reporting and has been condensed or omitted.
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

NOTE 2. SUMMARY OF INVESTMENTS
Fair Value of Investments
A reconciliation of the amortized cost to fair value of investments in our available-for-sale fixed maturity portfolio, as of September 30, 2026 and December 31, 2025, is provided below:

September 30, 2026
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$101,437	$1	$9,943	$—	$91,495
States, municipalities and political subdivisions	182,729	2	9,311	—	173,420
Corporate	878,207	110	58,978	—	819,339
Residential mortgage-backed	822,342	380	59,991	—	762,731
Commercial mortgage-backed	166,049	336	1,972	—	164,413
Other asset-backed	262,522	56	6,160	—	256,418
Total Fixed Maturity, Available-for-Sale	$2,413,286	$885	$146,355	$—	$2,267,816

December 31, 2025
Type of Investment	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance for Credit Losses	Fair Value
AVAILABLE-FOR-SALE
US Treasury and government agencies	$109,358	$482	$5,736	$—	$104,104
States, municipalities and political subdivisions	261,711	1,598	1,575	—	261,734
Corporate	797,892	9,186	23,924	—	783,154
Residential mortgage-backed	732,452	8,991	25,846	—	715,597
Commercial mortgage-backed	143,009	2,405	7	—	145,407
Other asset-backed	194,751	1,238	635	—	195,354
Total Fixed Maturity, Available-for-Sale	$2,239,173	$23,900	$57,723	$—	$2,205,350
Maturities
The amortized cost and fair value of available-for-sale fixed maturity securities at September 30, 2026, by contractual maturity, are shown in the following table. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Asset-backed securities, mortgage-backed securities and collateralized mortgage obligations may be subject to prepayment risk and are therefore not categorized by contractual maturity.

	Available-For-Sale
September 30, 2026	Amortized Cost	Fair Value
Due in one year or less	$18,303	$18,283
Due after one year through five years	430,076	411,623
Due after five years through 10 years	458,607	426,081
Due after 10 years	255,387	228,267
Asset-backed securities	1,250,913	1,183,562
	$2,413,286	$2,267,816
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

As of September 30, 2026, we had no allowance for credit losses for the available-for-sale fixed maturity securities portfolio.

Unrealized Gain and Loss
Changes in unrealized gains and losses on available-for-sale fixed maturity securities do not affect net income and earnings per share but do impact comprehensive income, stockholders' equity and book value per share. A summary of changes in net unrealized investment gain (loss), net of taxes, during the reporting period is as follows:

	Nine months ended September 30,
	2026	2025
Change in net unrealized investment gain (loss)
Available-for-sale fixed maturities(1)	$(112,222)	$55,356
Income tax effect	23,567	(11,629)
Total change in net unrealized investment gain (loss), net of tax	$(88,655)	$43,727
(1) As a member of Lloyd's, the Company participates in the syndicate results which include unrealized gains and losses on investments. The change in net unrealized gains and losses on Lloyd's syndicate investments included above was $0.6 million and $(0.1) million for the nine- months ended September 30, 2026 and September 30, 2025, respectively.
The following tables summarize our fixed maturity securities that were in an unrealized loss position at September 30, 2026 and December 31, 2025. The securities are presented by the length of time they have been continuously in an unrealized loss position.

September 30, 2026	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	20	$33,402	$671	18	$55,792	$9,272	$89,194	$9,943
States, municipalities and political subdivisions	131	160,072	7,706	9	12,810	1,605	172,882	9,311
Corporate	338	626,447	28,032	68	166,194	30,946	792,641	58,978
Residential mortgage-backed	217	596,255	27,818	100	120,645	32,173	716,900	59,991
Commercial mortgage-backed	26	89,794	1,972	—	—	—	89,794	1,972
Other asset-backed	69	201,967	5,719	3	8,420	441	210,387	6,160
Total Available-for-Sale	801	$1,707,937	$71,918	198	$363,861	$74,437	$2,071,798	$146,355

December 31, 2025	Less than 12 months			12 months or longer			Total
Type of Investment	Number of Issues	Fair Value	Gross Unrealized Loss	Number of Issues	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
AVAILABLE-FOR-SALE
US Treasury and government agencies	3	$1,743	$3	25	$72,773	$5,733	$74,516	$5,736
States, municipalities and political subdivisions	39	60,660	478	52	104,732	1,097	165,392	1,575
Corporate	52	156,734	866	83	226,071	23,058	382,805	23,924
Residential mortgage-backed	34	121,159	398	103	148,711	25,448	269,870	25,846
Commercial mortgage-backed	2	7,986	7	—	—	—	7,986	7
Other asset-backed	19	70,050	223	4	7,575	412	77,625	635
Total Available-for-Sale	149	$418,332	$1,975	267	$559,862	$55,748	$978,194	$57,723

We have evaluated the available-for-sale fixed maturity securities in an unrealized loss position at September 30, 2026 for credit losses and determined the unrealized losses were attributable to non-credit factors, including changes in interest rates and other market conditions. We do not intend to sell these securities, and it is more likely than not that we will not be required to sell these securities before recovery of their amortized cost basis.

Mortgage Loans
The mortgage loan portfolio consists entirely of commercial mortgage loans. We did not acquire new loans during the nine months ended September 30, 2026. The following tables present the carrying value of our commercial mortgage loans and additional information at September 30, 2026 and December 31, 2025:

Commercial Mortgage Loans
	September 30, 2026	December 31, 2025
Loan-to-value	Carrying Value	Carrying Value
Less than 65%	$22,532	$22,846
65%-75%	8,117	8,270
Total mortgage loans at amortized cost	$30,649	$31,116
Allowance for mortgage loan losses	(284)	(286)
Mortgage loans, net	$30,365	$30,830

Commercial Mortgage Loans by Region
	September 30, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
East North Central	$3,118	10.2%	$3,162	10.2%
Southern Atlantic	14,088	46.0	14,206	45.7
East South Central	6,758	22.0	6,977	22.4
Middle Atlantic	1,990	6.5	2,028	6.5
Mountain	1,992	6.5	1,992	6.4
West North Central	2,703	8.8	2,751	8.8
Total mortgage loans at amortized cost	$30,649	100.0%	$31,116	100.0%

Commercial Mortgage Loans by Property Type
	September 30, 2026		December 31, 2025
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Multifamily	$8,046	26.3%	$8,184	26.3%
Office	7,543	24.6	7,703	24.8
Industrial	3,189	10.4	3,248	10.4
Retail	9,881	32.2	9,953	32.0
Mixed use/Other	1,990	6.5	2,028	6.5
Total mortgage loans at amortized cost	$30,649	100.0%	$31,116	100.0%
Mortgage loans are evaluated on a quarterly basis for impairment on an individual basis through a monitoring process and review of key credit indicators, such as economic trends, delinquency rates, property valuations, occupancy and rental rates and loan-to-value ratios. A loan is considered impaired when the Company believes it will not collect the principal and interest set forth in the contractual terms of the loan. An internal grade is assigned to each mortgage loan, with a grade of 1 being the highest and least likely for an impairment and a grade of 7 being the lowest and most likely for an impairment. An allowance for credit losses on mortgage loans is established on each loan for those amounts we believe will not be collected according to the contractual terms of the respective loan agreement. The table below shows mortgage loans by year of origination as of September 30, 2026.

	2023	2022	2020	2019	2018	Total
Commercial mortgage loans:
Risk Rating:
1-2 internal grade	$8,011	$95	$4,844	$7,375	$10,324	$30,649
Total commercial mortgage loans	$8,011	$95	$4,844	$7,375	$10,324	$30,649

As of September 30, 2026, the Company had an allowance for credit losses of $284, summarized in the following rollforward:

Rollforward of mortgage loan allowance for credit losses:
As of
September 30, 2026
Beginning balance, January 1, 2026	$286
Change in allowance for credit losses	(2)
Ending balance, September 30, 2026	$284
As of September 30, 2026, the Company had one commercial mortgage loan with a carrying value of $4.0 million with principal and interest payments past due. Other than the commercial office mortgage loan, all other loan receivables were current, with no delinquencies, as of September 30, 2026.
Accrued interest of $174 has been excluded from the carrying value of commercial mortgage loans and is reported within "Accrued investment income" on the accompanying Consolidated Balance Sheets.

Net Investment Gains and Losses
Details of net investment gains (losses) reported on the accompanying Consolidated Statements of Income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed maturities:
Available-for-sale	$64	$(609)	$(747)	$(1,406)
Allowance for credit losses	—	—	—	—
Mortgage loans allowance for credit losses	—	—	2	(1,102)
Other long-term investments	(40)	204	87	347
Total net investment gains (losses)	$24	$(405)	$(658)	$(2,161)
The proceeds and gross realized gains (losses) on the sale of available-for-sale fixed maturity securities are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds from sales	$47,689	$95,625	$192,301	$119,943
Gross realized gains	128	76	151	100
Gross realized losses	(64)	(685)	(898)	(1,506)

Net Investment Income

Net investment income is comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Investment income:
Interest on fixed maturities	$27,428	$21,874	$78,697	$64,300
Income on other long-term investments	1,343	2,655	4,927	4,584
Other	2,903	4,381	8,317	11,415
Total investment income	$31,674	$28,910	$91,941	$80,299
Less investment expenses	2,379	2,918	6,678	9,176
Net investment income	$29,295	$25,992	$85,263	$71,123

Funding Commitment
Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon the request of certain of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $8.1 million at September 30, 2026.

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

The following tables present the categorization for our financial instruments measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

September 30, 2026		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$91,495	$31,064	$60,431	$—
States, municipalities and political subdivisions	173,420	—	173,420	—
Corporate	819,339	—	819,339	—
Residential mortgage-backed	762,731	—	762,731	—
Commercial mortgage-backed	164,413	—	164,413	—
Other asset-backed	256,418	—	256,418	—
Total Fixed Maturity, Available-for-Sale	$2,267,816	$31,064	$2,236,752	$—
Money Market Accounts	62,576	62,576	—	—
Corporate-Owned Life Insurance	14,070	—	14,070	—
Total Assets Measured at Fair Value	$2,344,462	$93,640	$2,250,822	$—

December 31, 2025		Fair Value Measurements
Description	Total	Level 1	Level 2	Level 3
Fixed Maturity, Available-for-Sale:
US Treasury and government agencies	$104,104	$26,568	$77,536	$—
States, municipalities and political subdivisions	261,734	—	261,734	—
Corporate	783,154	—	783,154	—
Residential mortgage-backed	715,597	—	715,597	—
Commercial mortgage-backed	145,407	—	145,407	—
Other asset-backed	195,354	—	195,354	—
Total Fixed Maturity, Available-for-Sale	$2,205,350	$26,568	$2,178,782	$—
Money Market Accounts	44,751	44,751	—	—
Corporate-Owned Life Insurance	13,462	—	13,462	—
Total Assets Measured at Fair Value	$2,263,563	$71,319	$2,192,244	$—

The Company receives updated pricing information from a third-party on a monthly basis to determine the fair value for the majority of our investments. The third-party obtains pricing information from independent pricing services and brokers on a monthly basis and validates for reasonableness prior to use for reporting purposes. At least annually, we review the methodologies and assumptions used by our third-party and verify they are reasonable and representative of the fair value of the underlying securities held in the investment portfolio. In our opinion, the pricing information obtained as of September 30, 2026 and December 31, 2025 was reasonable.
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
For the nine-month period ended September 30, 2026, the change in our available-for-sale securities categorized as Level 1 and Level 2 was the result of investment purchases, disposals, and the change in unrealized gains.
For the nine-month period ended September 30, 2026, we have no Level 3 assets measured at fair value on a recurring basis.
The fair value of financial instruments that are not carried at fair value on a recurring basis in the financial statements at September 30, 2026 and December 31, 2025 are summarized below:

September 30, 2026
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$88,165	$88,165	$—	$—	$—
Other long-term investments(1)	230,368	—	1,551	—	228,817
Mortgage loans	29,622	—	—	29,622	—
Total	$348,155	$88,165	$1,551	$29,622	$228,817

Financial Liabilities:
Long term debt	$130,538	$—	$130,538	$—	$—
Total	$130,538	$—	$130,538	$—	$—
(1) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in "Other long-term investments" was $125.0 million at September 30, 2026. Also included in "Other long-term investments" on the Consolidated Balance Sheets is our interest in limited liability partnerships with a fair value of $103.8 million at September 30, 2026.

December 31, 2025
Description	Fair Value Total	Level 1	Level 2	Level 3	Net Asset Value
Financial assets:
Cash and cash equivalents	$111,581	$111,581	$—	$—	$—
Other long-term investments(1)	228,507	—	1,409	—	227,098
Mortgage loans	30,127	—	—	30,127	—
Total	$370,215	$111,581	$1,409	$30,127	$227,098

Financial Liabilities:
Long term debt	$142,319	$—	$142,319	$—	$—
Total	$142,319	$—	$142,319	$—	$—
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

The following table provides an analysis of changes in our property and casualty losses and loss settlement expense reserves at September 30, 2026 and December 31, 2025 (net of reinsurance amounts):

	September 30, 2026	December 31, 2025
Gross liability for losses and loss settlement expenses at beginning of year	$1,924,826	$1,796,782
Ceded losses and loss settlement expenses	(213,633)	(198,083)
Net liability for losses and loss settlement expenses at beginning of year	$1,711,193	$1,598,699
Losses and loss settlement expenses incurred for claims occurring during
Current year	$641,454	$778,480
Prior years	(4,691)	(14,078)
Total incurred	$636,763	$764,402
Losses and loss settlement expense payments for claims occurring during
Current year	$143,442	$194,149
Prior years	363,135	457,759
Total paid	$506,577	$651,908
Net liability for losses and loss settlement expenses at end of period	$1,841,379	$1,711,193
Ceded losses and loss settlement expenses	220,768	213,633
Gross liability for losses and loss settlement expenses at end of period	$2,062,147	$1,924,826

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

Reserve Development

The Company experienced $0.9 million unfavorable and $4.7 million favorable reserve development related to prior accident years for the three- and nine-month periods ended September 30, 2026, respectively. The reserve development is attributable to catastrophe loss experience being less favorable for the three-month period ended September 30, 2026 and more favorable for the nine-month period ended September 30, 2026.

NOTE 5. EMPLOYEE BENEFITS

Net Periodic Benefit Cost

The components of the net periodic benefit cost for our pension benefit plan are as follows:

Three months ended September 30,	2026	2025

Net periodic benefit cost
Service cost	$864	$835
Interest cost	2,309	2,396
Expected return on plan assets	(3,248)	(3,396)
Amortization of prior service credit	(724)	(724)
Net periodic benefit cost	$(799)	$(889)

Nine months ended September 30,	2026	2025

Net periodic benefit cost
Service cost	$2,591	$2,505
Interest cost	6,928	7,189
Expected return on plan assets	(9,744)	(10,189)
Amortization of prior service credit	(2,172)	(2,172)
Net periodic benefit cost	$(2,397)	$(2,666)

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

NOTE 6. EARNINGS PER COMMON SHARE
The components of basic and diluted earnings per share were as follows for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except ratios)	2026	2025	2026	2025
Net income (loss)	$35,085	$39,190	$98,502	$79,837

Weighted-average common shares outstanding - basic	25,711	25,502	25,650	25,455
Dilutive effect of restricted stock awards	394	856	383	856
Dilutive effect of stock options	62	10	47	1
Weighted-average common shares outstanding - diluted	26,167	26,368	26,080	26,312

Earnings (loss) per share available to common shareholders
Basic - net	$1.36	$1.54	$3.84	$3.14

Diluted - net	$1.34	$1.49	$3.78	$3.03

Anti-dilutive shares(1)	1	75	1	173
(1) Restricted stock awards, and options, which provide the ability to acquire shares of our common stock that are antidilutive are excluded from the computation of diluted earnings per share.

NOTE 7. DEBT

Long Term Debt

The carrying amounts of long term debt are summarized as follows:

	September 30, 2026	December 31, 2025
2020 Notes due 2040	$50,000	$50,000
9% UFG Notes - Series A & B	96,428	96,200
Total	$146,428	$146,200

Interest expense on the Company’s outstanding long term debt for the three- and nine-month periods ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
2020 Notes due 2040	$859	$859	$2,578	$2,578
9% UFG Notes - Series A & B	2,328	2,259	6,978	5,507
Total	$3,187	$3,118	$9,556	$8,085

Amortization of deferred issuance costs are recognized as a component of interest expense.
The Company is required to maintain an investment grade rating for each series of the 9% UFG Notes from a rating agency. The 9% UFG Notes also require and impose certain operating restrictions, financial restrictions, and financial covenants on the Company. As of September 30, 2026, we were in compliance with all covenants.
Credit Facilities
As of September 30, 2026, United Fire & Casualty Company ("UF&C"), UFG's sole direct insurance company subsidiary, has Federal Home Loan Bank of Des Moines ("FHLB Des Moines") borrowing capacity up to $545.6 million, subject to investments available as collateral, if an immediate liquidity need would arise. UF&C had no outstanding balance as of September 30, 2026 and December 31, 2025 related to these lines of credit.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables show the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the three-month periods ended September 30, 2026 and 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of June 30, 2026	$(43,668)	$17,415	$1,234	$(25,019)
Change in accumulated other comprehensive income (loss) before reclassifications	(70,236)	(572)	24	(70,784)
Reclassification adjustments from accumulated other comprehensive income (loss)	(19)	—	—	(19)
Balance as of September 30, 2026	$(113,923)	$16,843	$1,258	$(95,822)

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of June 30, 2025	$(44,737)	$16,516	$2,506	$(25,715)
Change in accumulated other comprehensive income (loss) before reclassifications	15,903	(572)	(933)	14,398
Reclassification adjustments from accumulated other comprehensive income (loss)	320	—	—	320
Balance as of September 30, 2025	$(28,514)	$15,944	$1,573	$(10,997)

The following tables show the changes in the components of our accumulated other comprehensive income (loss), net of tax, for the nine-month periods ended September 30, 2026 and 2025:

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2025	$(25,268)	$18,559	$1,646	$(5,063)
Change in accumulated other comprehensive income (loss) before reclassifications	(89,175)	(1,716)	(388)	(91,279)
Reclassification adjustments from accumulated other comprehensive income (loss)	520	—	—	520
Balance as of September 30, 2026	$(113,923)	$16,843	$1,258	$(95,822)

		Net benefit	Foreign
	Net unrealized	plan assets	currency
	gain (loss)	and	translation
	on investments	obligations	adjustment	Total
Balance as of December 31, 2024	$(72,241)	$17,660	$(200)	$(54,781)
Change in accumulated other comprehensive income (loss) before reclassifications	42,020	(1,716)	1,773	42,077
Reclassification adjustments from accumulated other comprehensive income (loss)	1,707	—	—	1,707
Balance as of September 30, 2025	$(28,514)	$15,944	$1,573	$(10,997)
Income tax effects are released from accumulated other comprehensive income (loss) for unrealized gains or losses when the gains or losses are realized.

NOTE 9. LEASE COMMITMENTS

The Company has operating leases consisting of office space, vehicle leases, computer equipment, and office equipment. Lease terms and options in the Company's operating leases vary dependent upon the underlying leased asset. As of September 30, 2026, we have leases with remaining terms of less than five years, some of which may include no options for renewal and others with options to extend the lease terms from six months to five years.
As of September 30, 2026, the Company is the lessor for four lease agreements related to office space and parking. The terms of the leases vary depending on the property, with remaining terms of less than eight years for each lease, which may include options for renewal or to extend the lease terms.

The components of our operating leases were as follows for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Components of lease expense:
Operating lease expense	$1,694	$2,207	$5,710	$6,777
Less: lessor income	143	143	429	430
Less: sublease income	—	133	133	399
Net lease expense	$1,551	$1,931	$5,148	$5,948

Cash flows related to leases:
Operating cash outflow from operating leases	$1,540	$1,950	$5,157	$6,002

There have been no allowances for credit losses recorded or write-offs against our receivables related to our lessor agreements because, due to the nature of the operating leases and history of collectability, there is no expectation of credit quality concerns.

NOTE 10. REINSURANCE
The following table provides a roll-forward of the allowance for credit losses in our reinsurance recoverable balance at September 30, 2026:

Beginning balance, January 1, 2026	$121
Change in allowance for credit losses	(15)
Ending balance, September 30, 2026	$106

NOTE 11. INCOME TAX
Income tax expense (benefit) is composed of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Current	$10,540	$8,345	$26,007	$25,124
Deferred	(814)	1,141	258	(5,229)
Income tax expense (benefit)	$9,726	$9,486	$26,265	$19,895
Our effective tax rates for the three- and nine-month periods ended September 30, 2026 and 2025 are different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income and tax adjustments related to equity-based compensation.
As of September 30, 2026 and 2025, the Company has recorded no valuation allowance related to deferred tax assets. We believe it is more likely than not that all deferred tax assets will be realized. Our determination was based on evidence of taxable income in the carryback and carryforward periods and our tax planning strategy of holding debt securities with unrealized losses to recovery.

For the nine-month periods ended September 30, 2026 and 2025, we made payments for income taxes totaling $27,775 and $31,955, respectively. For the nine-month periods ended September 30, 2026 and 2025, we received tax refunds of $962 and $16,240, respectively. Interest on the federal tax refund of $2,571 was also received in the nine-month period ended September 30, 2025.
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
Lloyd's of London ("Lloyd's") Syndicates
The Company is a member of Lloyd's through its insurance subsidiary, McIntyre Cedar Corporate Member LLP. Lloyd's operates as an insurance marketplace whereby members join syndicates to underwrite property and casualty and reinsurance business through a managing agent in return for receiving premiums. The Company participates in 16 syndicates as of September 30, 2026. The Company is required to maintain capital at Lloyd's, referred to as Funds at Lloyd's ("FAL"), to support participation in these syndicates.

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

Geographic Concentration

For the nine-month period ended September 30, 2026, approximately 50 percent of our property and casualty premiums were written in Texas, California, New Jersey, Iowa, and Florida.

NON-GAAP FINANCIAL MEASURES
We evaluate profit or loss based upon operating and investment results. Profit or loss described in the following sections of this Management's Discussion and Analysis is reported on a pre-tax basis. Our primary sources of revenue are premiums and investment income. Major categories of expenses include losses and loss settlement expenses, underwriting and other operating expenses. Management uses metrics to provide financial statement users with a better understanding of results of operations, including adjusted operating income and three components of the loss ratio: underlying loss ratio, impacts of catastrophes and non-catastrophe prior year reserve development.
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
Underlying loss ratio represents the net loss ratio less the impacts of catastrophes and non-catastrophe prior year reserve development. The underlying combined ratio represents the combined ratio less the impacts of catastrophes and non-catastrophe prior year reserve development. The Company believes that the underlying loss ratio and underlying combined ratio are meaningful measures to understand the underlying trends in the core business in the current accident year, removing the volatility of catastrophes and prior year impacts. Management believes separate discussions on catastrophe losses and prior year reserve development are important to understanding how the Company is managing catastrophe risk and in identifying reserve developments in longer-tailed business.

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
Prior year reserve development is the increase (unfavorable) or decrease (favorable) in incurred loss and loss adjustment expense reserves at the valuation dates for losses which occurred in previous calendar years. This measure excludes reserve development on catastrophe losses.

RESULTS OF OPERATIONS

The following table includes the consolidated results of our operations for the three- and nine-month periods ended September 30, 2026 and 2025, with more detailed components and discussion in the sections that follow. Discussions of the components of net income are presented on a pre-tax basis, unless otherwise noted.
FINANCIAL HIGHLIGHTS

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except ratios)	2026	2025	2026	2025
Revenues
Net earned premium	$362,482	$328,431	$1,059,584	$951,644
Net investment income	29,295	25,992	85,263	71,123
Net investment gains (losses)	24	(405)	(658)	(2,161)
Other income (loss)	(172)	—	608	—
Total revenues	$391,629	$354,018	$1,144,797	$1,020,606

Benefits, Losses and Expenses
Losses and loss settlement expenses	$216,364	$188,180	$636,763	$571,608
Amortization of deferred policy acquisition costs	87,533	81,513	253,615	233,280
Other underwriting expenses	39,109	32,124	117,834	107,017
Interest expense	3,187	3,118	9,556	8,085
Other non-underwriting expenses	625	407	2,262	884
Total benefits, losses and expenses	$346,818	$305,342	$1,020,030	$920,874

Income (loss) before income taxes	$44,811	$48,676	$124,767	$99,732
Income tax expense (benefit)	9,726	9,486	26,265	19,895
Net income (loss)	$35,085	$39,190	$98,502	$79,837

Combined ratio:
Net loss ratio	59.7%	57.3%	60.1%	60.1%
Underwriting expense ratio	34.9	34.6	35.1	35.8
Combined ratio	94.6%	91.9%	95.2%	95.9%

Additional ratios(1):
Net loss ratio	59.7%	57.3%	60.1%	60.1%
Catastrophes	2.4	1.3	2.9	3.9
Reserve development (favorable) unfavorable	—	—	—	(0.5)
Underlying loss ratio (non-GAAP)	57.3%	56.0%	57.2%	56.7%
Underwriting expense ratio	34.9	34.6	35.1	35.8
Underlying combined ratio (non-GAAP)	92.2%	90.6%	92.3%	92.5%
(1) Underlying loss ratio and underlying combined ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" in Part I, Item 2 for additional information.

Net Written Premium
Net written premium is the amount charged for insurance policy contracts issued and recognized on an annualized basis at the effective date of the policy. Net written premium is frequently used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. Management believes net written premium is a meaningful measure for evaluating insurance company sales performance and geographical expansion efforts. Net written premium for an insurance company consists of direct written premium and assumed premiums, less ceded premiums. The following shows our written premium for the three- and nine-month periods ended September 30, 2026 and 2025.

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except ratios)	2026	2025	% Change	2026	2025	% Change
Direct written premium	$352,320	$311,878	13.0%	$1,093,891	$1,005,908	8.7%
Assumed written premium	57,770	49,277	17.2	173,363	153,154	13.2
Ceded written premium	(38,651)	(32,943)	17.3	(112,530)	(122,590)	(8.2)
Net written premium	$371,439	$328,212	13.2%	$1,154,724	$1,036,472	11.4%

Net written premium increased by 13.2% and 11.4% in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025, led by growth in the Company's core commercial business. For the three-month period ended September 30, 2026, core commercial average renewal premiums increased 3.0% with rates increasing 2.0% and exposure changes of 1.0%. Excluding the workers' compensation line of business, the overall average increase in renewal premium was 3.3%, with 2.4% from rate increases and 0.9% from exposure changes.
Revenues
Net Earned Premium
Net earned premium is calculated on a pro-rata basis over the terms of the respective policies. Unearned premium reserves are established for the portion of written premium applicable to the unexpired terms of the insurance policies in force. The difference between net earned premium and net written premium is the change in unearned premium and the change in prepaid reinsurance premiums. Direct earned premium is recognized ratably over the life of a policy and differs from direct written premium, which is recognized on the effective date of the policy. The following shows our earned premium for the three- and nine-month periods ended September 30, 2026 and 2025.

	Three months ended September 30,			Nine months ended September 30,
(In thousands, except ratios)	2026	2025	% Change	2026	2025	% Change
Direct earned premium	$348,836	$319,203	9.3%	$1,010,912	$931,984	8.5%
Assumed earned premium	50,808	49,339	3.0	158,029	153,596	2.9
Ceded earned premium	(37,162)	(40,111)	(7.4)	(109,357)	(133,936)	(18.4)
Net earned premium	$362,482	$328,431	10.4%	$1,059,584	$951,644	11.3%

Net earned premium increased by 10.4% and 11.3% in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. This increase in net earned premium was consistent with the trend in net written premium.
Net Investment Income

Net investment income was $29.3 million for the three-month period ended September 30, 2026, an increase of $3.3 million compared to the same period in 2025. The increase was primarily from our fixed income portfolio, which increased $5.6 million as a result of portfolio growth and reinvestment at higher yields. The pre-tax average yield on fixed income securities was 4.65% for the three-month period ended September 30, 2026 compared to 4.37% for the same period in 2025. Income on other long-term investments was $1.3 million during the third quarter of 2026, which decreased from $2.7 million in the third quarter of 2025 due to higher total returns related to market movement in 2025.

Net investment income was $85.3 million for the nine-month period ended September 30, 2026, an increase of $14.1 million compared to the same period in 2025. The increase was primarily from our fixed income portfolio, which increased $14.4 million as a result of portfolio growth and reinvestment at higher yields. The pre-tax average yield on fixed income securities was 4.55% for the nine-month period ended September 30, 2026 compared to 4.29% for the same period in 2025. Income on other long-term investments increased $0.3 million due to an increase in valuation of the underlying investments, partially offset by a decrease in distributions.
Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment income.
Net Investment Gains (Losses)
Net investment losses were nominal and $0.7 million for the three- and nine-month periods ended September 30, 2026, respectively, as compared to net investment losses of $0.4 million and $2.2 million for the same periods in 2025. The primary reason for the change relates to opportunistic trading within the fixed maturity portfolio.

Refer to Note 2 "Investments" in Part I, Item 1 for more information on net investment gains and losses.
Benefits, Losses and Expenses
Losses and Loss Settlement Expenses
The following is a summary of losses and loss settlement expenses for the three- and nine-month periods ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2026	2025	2026	2025
Loss and loss settlement expenses, excluding catastrophes and prior year reserve development	$207,676	$183,920	$605,817	$539,593
Impact of catastrophes, including prior year reserve development	8,688	4,310	30,946	37,155
Prior year (favorable) unfavorable reserve development on non-catastrophe losses	—	(50)	—	(5,140)
Loss and loss settlement expenses	$216,364	$188,180	$636,763	$571,608

Net loss ratio	59.7%	57.3%	60.1%	60.1%

For the three-month period ended September 30, 2026, our loss and loss settlement expenses were $28.2 million, or 15.0%, higher than the same period in 2025, and our net loss ratio increased 2.4 points compared to the same period in 2025. This loss ratio increase was driven by increased underlying loss and catastrophe ratios. The underlying loss ratio increase was primarily driven by lower favorable impacts in 2026 compared to an exceptional third quarter of 2025. Catastrophe experience was less favorable compared to the prior year period but remained favorable relative to the five- and 10-year historical averages. The third quarter of 2025 results reflected lower catastrophe activity and nominal prior year development.

For the nine-month period ended September 30, 2026, our loss and loss settlement expenses were $65.2 million, or 11.4%, higher than the same period in 2025, and our net loss ratio was consistent with the same period in 2025. The underlying loss ratio was slightly higher in 2026 compared to 2025 and prior year reserve development was neutral in 2026 compared to a favorable $5.1 million in 2025. These variances were offset by better catastrophe experience in 2026 compared to 2025. The increase in the underlying loss ratio was driven primarily by a decrease in pricing due to competition and changes in mix within the assumed book. Prior year reserve development in 2025 was driven by favorable paid loss adjustment expenses from calendar year 2024. Catastrophe experience in 2026 was impacted by favorable prior year reserve development compared to 2025, which was adversely impacted by the California wildfires in the first quarter of 2025.

The Company experienced neutral prior year reserve development, excluding catastrophe losses, during the three- and nine-month periods ended September 30, 2026.

In the three- and nine-month periods ended September 30, 2026, our catastrophe losses increased by $4.4 million and decreased by $6.2 million, respectively, compared to the same periods in 2025. Catastrophe losses in the three- and nine-month periods ended September 30, 2026 added 2.4 and 2.9 points to the combined ratio, respectively, which is below our five-year and 10-year historical averages. Our catastrophe losses included 26 new events in the three-month period ended September 30, 2026.
Amortization of Deferred Policy Acquisition Costs ("DAC")
The following is a summary of the components of DAC, including amortization:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2026	2025	2026	2025
Deferred policy acquisition costs asset, beginning of period	$175,889	$161,976	$158,184	$147,224
Underwriting costs deferred	88,218	84,225	272,139	249,627
Amortization of deferred policy acquisition costs(1)	(87,442)	(81,755)	(253,658)	(232,405)
Deferred policy acquisition costs asset, end of period	$176,665	$164,446	$176,665	$164,446
(1) Amortization of deferred policy acquisition costs includes impact of changes in foreign currency exchange rates on the Lloyd's of London business, which is included as a component of accumulated other comprehensive income (loss).
DAC is amortized over the period the related premiums are earned. Amortization expense increased for the three- and nine-month periods ended September 30, 2026, compared to the same periods in 2025, primarily reflecting higher earned premiums and a higher level of deferred acquisition costs associated with continued premium growth.

Net Loss Ratios by Line

The following tables display our net loss ratio for the three- and nine-month periods ended September 30, 2026 and 2025:

Three months ended September 30,	2026			2025
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$117,417	$79,134	67.4%	$101,540	$73,890	72.8%
Fire and allied lines	65,328	26,176	40.1	64,071	23,537	36.7
Automobile	82,667	49,293	59.6	74,696	42,033	56.3
Workers' compensation	23,561	18,691	79.3	17,657	12,295	69.6
Surety(2)	17,182	6,119	35.6	16,909	4,422	26.2
Miscellaneous	280	588	NM	2,299	1,030	44.8
Total commercial lines	$306,435	$180,001	58.7%	$277,172	$157,207	56.7%

Personal lines
Fire and allied lines	$5,262	$2,505	47.6%	$5,211	$2,323	44.6%
Automobile	—	115	NM	364	232	NM
Miscellaneous	—	57	NM	—	(6)	NM
Total personal lines	$5,262	$2,677	50.9%	$5,575	$2,549	45.7%
Reinsurance assumed(1)	$50,785	$33,686	66.3%	$45,684	$28,424	62.2%
Total	$362,482	$216,364	59.7%	$328,431	$188,180	57.3%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

Nine months ended September 30,	2026			2025
(In thousands, except ratios)	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio	Net Earned Premium	Net Losses and Loss Settlement Expenses Incurred	Net Loss Ratio
Commercial lines
Other liability	$340,074	$220,347	64.8%	$283,797	$207,438	73.1%
Fire and allied lines	194,811	88,296	45.3	193,013	88,600	45.9
Automobile	238,026	146,240	61.4	208,198	124,858	60.0
Workers' compensation	65,156	48,108	73.8	47,073	30,607	65.0
Surety(2)	48,574	19,205	39.5	48,104	14,372	29.9
Miscellaneous	1,334	1,508	113.0	8,694	5,122	58.9
Total commercial lines	$887,975	$523,704	59.0%	$788,879	$470,997	59.7%

Personal lines
Fire and allied lines	$16,882	$7,654	45.3%	$9,876	$4,226	42.8%
Automobile	(1)	(419)	NM	1,522	972	63.9
Miscellaneous	—	64	NM	2	(47)	NM
Total personal lines	$16,881	$7,299	43.2%	$11,400	$5,151	45.2%
Reinsurance assumed(1)	$154,728	$105,760	68.4%	$151,365	$95,460	63.1%
Total	$1,059,584	$636,763	60.1%	$951,644	$571,608	60.1%
NM = Not meaningful
(1) Reinsurance assumed includes Lloyd's of London.
(2) Commercial lines "Surety" previously referred to as "Fidelity and surety."

Commercial Lines
The net loss ratio in our commercial lines of business was 58.7% for the three-month period ended September 30, 2026, compared to 56.7% for the same period in 2025. This result was driven by modestly higher underlying and catastrophe experience loss ratios. The third quarter of 2026 catastrophe results were less favorable compared to the third quarter of 2025 driven by fewer catastrophe events in the prior year period.

The net loss ratio in our commercial lines of business was 59.0% for the nine-month period ended September 30, 2026, compared to 59.7% for the same period in 2025. This result was driven by a favorable catastrophe ratio with modest improvement in both the underlying and prior year results. Catastrophe experience in 2026 was impacted by favorable prior year development as compared to 2025, which was adversely impacted by the California wildfires in the first quarter of 2025.

Commercial Other Liability
We write numerous types of risk that are exposed to liability losses in our direct and assumed books of business. This includes, but is not limited to, bodily injury, property damage, standard umbrella, excess liability, and product liability (including construction defect).

The net loss ratio improved 5.4 and 8.3 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. The result was driven by less unfavorable prior year reserve development and an improvement in the underlying loss ratio in 2026 compared to 2025.

Commercial Fire and Allied Lines
The net loss ratio deteriorated 3.4 and improved 0.6 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. For the three-month period, the result was driven overall by a higher catastrophe ratio in 2026 compared to 2025. For the nine-month period, the loss ratio for 2026 was consistent with 2025.

Commercial Automobile
The net loss ratio deteriorated 3.3 and 1.4 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. These results were driven by less favorable prior year reserve development and a higher catastrophe loss ratio, partially offset by an improved underlying loss ratio in the three- and nine-month periods ended September 30, 2026 compared to the same periods of 2025.

Workers' Compensation
The net loss ratio deteriorated 9.7 and 8.8 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. The three- and nine-month results were driven primarily by unfavorable prior year reserve development in 2026 compared to 2025. The prior year reserve development was modest for the three-month period ended September 30, 2025 and favorable for the nine-month period ended September 30, 2025.

Surety
The net loss ratio deteriorated 9.4 and 9.6 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. When surety losses occur, our loss is determined by estimating the cost to complete the remaining work and to pay the contractor's unpaid bills, offset by contract funds due to the contractor, reinsurance, and the value of any collateral to which we may have access. Prior year reserve development in 2026 was modest for both the three- and nine-month periods, while the prior year reserve development was favorable in 2025 for both the three- and nine-month periods, driven in part by improvement on large losses from accident years 2022 and 2023. The underlying loss ratio was favorable for both three- and nine-month periods ended September 30, 2026 compared to 2025.

Reinsurance Assumed
The net loss ratio deteriorated 4.1 and 5.3 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. These results were driven primarily by a decrease in pricing due to competition and changes in mix. For the three-month period ended September 30, 2026, the increase is also due to lower favorable impacts for our Lloyd's business compared to the same period in 2025.
Underwriting Expenses
The following is a summary of underwriting expenses, including the underwriting expense ratio:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except ratios)	2026	2025	2026	2025
Amortization of deferred policy acquisition costs	$87,533	$81,513	$253,615	$233,280
Other underwriting expenses	39,109	32,124	117,834	107,017
Underwriting expenses	$126,642	$113,637	$371,449	$340,297

Net earned premium	$362,482	$328,431	$1,059,584	$951,644
Expense ratio(1)	34.9%	34.6%	35.1%	35.8%
(1) Expense ratio is calculated by dividing non-deferred underwriting expenses and amortization of deferred policy acquisition costs by net earned premium. The expense ratio measures a company's operational efficiency in producing, underwriting and administering its insurance business.

The expense ratio increased 0.3 points and decreased 0.7 points in the three- and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase in expense ratio for the three-month period ended September 30, 2026 was driven by normal variability experienced quarter to quarter. The decrease in the nine-month period ended September 30, 2026 was driven by business growth and non-recurring expenses in the prior period associated with the final stages of development of a new policy administration system.

Interest Expenses
The following is a summary of interest expense:

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2026	2025	2026	2025
Interest expense	$3,187	$3,118	$9,556	$8,085
Our long term debt obligations include $50.0 million of private placement notes issued in December 2020 and $70.0 million and $30.0 million of senior unsecured notes issued in May 2024 and July 2025, respectively. Interest expense increased for the three- and nine-month periods ended September 30, 2026 due to the issuance of the senior unsecured notes in July 2025. Refer to Note 7 "Debt" in Part I, Item 1 for more information on our long term debt.
Income Taxes
The following is a summary of income tax expense (benefit), including the effective tax rate:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except ratios)	2026	2025	2026	2025
Income (loss) before income taxes	$44,811	$48,676	$124,767	$99,732
Income tax expense (benefit)	9,726	9,486	26,265	19,895
Effective tax rate(1)	21.7%	19.5%	21.1%	19.9%
(1)The effective tax rate is calculated by dividing "Income tax expense (benefit)" by "Income (loss) before income taxes."

The Company's effective tax rate for the three- and nine-month periods ended September 30, 2026 and 2025 is different than the federal statutory rate of 21 percent, due primarily to the net effect of tax-exempt municipal bond interest income and tax adjustments related to equity-based compensation.
Refer to Note 11 "Income Tax" in Part I, Item 1 for more information on the Company's income taxes.
Adjusted Operating Income (See "Non-GAAP Financial Measures")

The table below shows the adjustments made to reconcile Net income (loss) to Adjusted operating income (loss):

	Three months ended September 30,		Nine months ended September 30,
(In Thousands)	2026	2025	2026	2025
Net income (loss)	$35,085	$39,190	$98,502	$79,837
Less: Net investment gains (losses), after-tax	19	(320)	(520)	(1,707)
Adjusted operating income (loss)	$35,066	$39,510	$99,022	$81,544

Adjusted operating income decreased in the three-month period ended September 30, 2026, primarily due to an increase in the underlying loss ratio of 1.3 points, combined with an increase in the catastrophe loss ratio of 1.1 points. This was partially offset by an increase in net earned premium of $34.1 million and an increase in net investment income of $3.3 million, driven by portfolio growth and reinvestment at higher yields.

Adjusted operating income increased in the nine-month period ended September 30, 2026, primarily due to an increase in net earned premium of $107.9 million and an increase in net investment income of $14.1 million, driven by portfolio growth and reinvestment at higher yields, combined with a 1.0 point improvement in the catastrophe loss ratio and a 0.7 point improvement in the underwriting expense ratio.

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

We monitor our portfolio to appropriately manage risk, achieve portfolio objectives and maximize investment income as market conditions change. Our overall investment strategy is to stay fully invested (i.e., minimize cash balances). If additional cash is needed, we have the ability to take advances through the Federal Home Loan Bank of Des Moines ("FHLB Des Moines") facility. The Company entered into an investment management agreement with New England Asset Management ("NEAM") effective as of February 1, 2024, pursuant to which NEAM provides investment management services.

Investment Portfolio

Our invested assets increased to $2.53 billion at September 30, 2026 from $2.46 billion at December 31, 2025. We utilize a conservative investment philosophy, investing in a diversified portfolio of high-quality, intermediate-term taxable corporate bonds, taxable U.S. government and government agency bonds and tax-exempt U.S. municipal bonds. The composition of our investment portfolio at September 30, 2026 is presented at carrying value in the following table:

	Carrying	Percent
(In thousands, except ratios)	Value	of Total
Fixed maturities, available-for-sale(1)
US Treasury and government agencies	$91,495	3.6%
States, municipalities, and political subdivisions	173,420	6.9
Corporate	819,339	32.4
Residential mortgage-backed	762,731	30.2
Commercial mortgage-backed	164,413	6.5
Other asset-backed	256,418	10.1
Total Fixed maturities, available for sale	2,267,816	89.7
Mortgage loans	30,365	1.2
Other long-term investments(2)	230,368	9.1
Total	$2,528,549	100.0%
(1) Available-for-sale securities with fixed maturities are carried at fair value.
(2) As a member of Lloyd's, the Company participates in the syndicate results which include the fair value of the investments. The fair value of Lloyd's syndicate investments included in "Other long-term investments" on the Consolidated Balance Sheets was $125.0 million at September 30, 2026. Also included in "Other long-term investments" is our interest in limited liability partnerships with a current fair value of $103.8 million at September 30, 2026.

Credit Quality

The following table shows the composition of fixed maturity securities by credit rating at September 30, 2026 and December 31, 2025. Information contained in the table is generally based upon the issued credit ratings provided by external rating agencies.

(In thousands, except ratios)	September 30, 2026		December 31, 2025
Rating	Carrying Value	% of Total	Carrying Value	% of Total
AAA	$573,585	25.3%	$574,379	26.0%
AA	867,312	38.2	894,246	40.6
A	564,363	24.9	481,633	21.8
Baa/BBB	192,274	8.5	207,649	9.4
Other/Not Rated	70,282	3.1	47,443	2.2
	$2,267,816	100.0%	$2,205,350	100.0%

As of September 30, 2026 and December 31, 2025, we did not have direct exposure to investments in subprime mortgages or other credit enhancement vehicles.

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
The weighted average effective duration of our portfolio of fixed maturity securities was 4.4 years at September 30, 2026 compared to 4.3 years at December 31, 2025. Refer to Note 2 "Investments" in Part I, Item 1 for more information on maturities.
Unrealized Investment Gains and Losses
As of September 30, 2026, net unrealized investment losses, after tax, totaled $113.9 million compared to net unrealized losses, after tax, of $25.3 million as of December 31, 2025. The net unrealized investment loss position deteriorated from December 31, 2025 due to the increase in bond market interest rates during the nine-month period ended September 30, 2026.
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

At September 30, 2026, our fixed maturity watch list included three securities in an unrealized loss position with an amortized cost of $9.1 million, no allowance for credit losses, unrealized losses of $0.8 million and a fair value of $8.3 million.

At September 30, 2026, our mortgage loan watch list included one commercial mortgage loan with a carrying value of $4.0 million. We have an allowance for credit losses of $0.3 million on our mortgage loan portfolio.
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

The following table displays a consolidated summary of cash sources and uses for the nine-month periods ended September 30, 2026 and 2025:

Cash Flow Summary	Nine months ended September 30,
(In thousands)	2026	2025
Cash provided by (used in)
Operating activities	$191,929	$149,911
Investing activities	(179,772)	(133,569)
Financing activities	(17,748)	16,446
Net change in cash and cash equivalents	$(5,591)	$32,788
At September 30, 2026, our cash and cash equivalents included $62.6 million related to money market accounts, compared to $44.8 million at December 31, 2025.
Operating Activities

Net cash flows provided by operating activities were $191.9 million and $149.9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The primary cash inflows from operating activities include insurance premiums and net investment income. The primary cash outflows from operating activities are comprised of payment of losses and loss settlement expenses, taxes and operating expenses. Our cash flows from operating activities were sufficient to meet our liquidity needs for the nine-month periods ended September 30, 2026 and 2025.
Investing Activities
Cash in excess of operating requirements is generally invested in fixed maturity securities. Fixed maturity securities provide regular interest payments and allow us to match the duration of our liabilities. For further discussion of our investments, including our philosophy and strategy for our portfolio, see the "Investment Portfolio" section of this Item 2.
Sales of investments and proceeds from calls or maturities of fixed maturity securities can also provide liquidity. During the next five years, $464.8 million, or 19.3 percent, of our fixed maturity portfolio will mature.
Net cash flows used in investing activities were $179.8 million and $133.6 million for the nine-month periods ended September 30, 2026 and 2025, respectively. For the nine-month periods ended September 30, 2026 and 2025, we had cash inflows from scheduled and unscheduled investment maturities, redemptions, prepayments, and sales of investments of $429.3 million and $305.2 million, respectively. Our cash outflows for investment purchases were $606.4 million for the nine-month period ended September 30, 2026, compared to $432.9 million for the same period of 2025.
Financing Activities
Net cash flows used in financing activities were $17.7 million for the nine-month period ended September 30, 2026 compared to $16.4 million provided by financing activities for the nine-month period ended September 30, 2025. The decrease of $34.2 million in net cash flows from financing activities was primarily related to the completion of a $30 million private placement offering of senior unsecured notes during the three-month period ended September 30, 2025. Additionally, the net cash flows used in financing activities for the nine-month periods ended September 30, 2026 and 2025 are primarily related to the payment of cash dividends of $15.4 million and $12.2 million, respectively.

Commitments for Capital Expenditures
Credit Facilities

UF&C is a member of FHLB Des Moines. Membership allows access to loans or advances pursuant to the terms of FHLB Des Moines' standard Advances, Pledge and Security Agreement (the "Advances Agreement"). As of September 30, 2026, there were no advances outstanding under the Advances Agreement. For further information regarding the agreement with FHLB Des Moines, see Note 7 "Debt" contained in Part I, Item 1.
Dividends
Dividends paid to shareholders totaled $15.4 million and $12.2 million in each of the nine-month periods ended September 30, 2026 and 2025, respectively. Payments of any future dividends and the amounts of such dividends will depend upon factors such as net income, financial condition, capital requirements, and general business conditions. We will only pay dividends if declared by our Board of Directors out of legally available funds.
As a holding company with no independent operations of its own, UFG relies on dividends received from its insurance company subsidiaries in order to pay dividends to its common shareholders. Dividends payable by our insurance subsidiaries are governed by the laws in the states in which they are domiciled. In all cases, these state laws permit the payment of dividends only from earned surplus arising from business operations. For example, under Iowa law, the maximum dividend or distribution that may be paid within a 12-month period without prior approval of the Iowa Insurance Commissioner is generally restricted to the greater of 10 percent of statutory surplus as of the preceding December 31 less any dividends paid in the previous 12 months, or net income of the preceding calendar year on a statutory basis less any dividends paid in the previous 12 months, not greater than earned statutory surplus. Other states in which our insurance company subsidiaries are domiciled may impose similar restrictions on dividends and distributions. Based on these restrictions, at September 30, 2026, UFG's sole direct insurance company subsidiary, UF&C, is able to make a maximum of $67.3 million in dividend payments without prior regulatory approval. These restrictions are not expected to have a material impact in meeting our cash obligations.
Funding Commitments

Pursuant to agreements with our limited liability partnership investments, we are contractually committed through 2030 to make capital contributions upon request of the partnerships. The timing of these additional contributions is unknown and based upon the timing of when investments and agreements are executed or signed compared to when the actual commitments are funded or closed. Our remaining potential contractual obligation was $8.1 million at September 30, 2026.
Stockholders' Equity
Stockholders' equity decreased to $938.9 million at September 30, 2026, from $941.2 million at December 31, 2025. The Company's book value per share was $36.51, a decrease of $0.37 per share, or 1.0 percent, from December 31, 2025. This decrease is primarily attributable to an increase in net unrealized losses, net of tax, of $88.7 million on fixed maturity securities and shareholder dividends of $15.6 million, offset by net income of $98.5 million during the nine-month period ended September 30, 2026.

Recently Issued Accounting Standards

Information specific to accounting standards we adopted for the nine-month period ended September 30, 2026 or pending accounting standards we expect to adopt in the future is incorporated by reference from Note 1 "Summary of Significant Accounting Policies" contained in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in our market risk components for the three-month period ended September 30, 2026. See the Quantitative and Qualitative Disclosures About Market Risk included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

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

Based on our evaluation, there have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15 and 15d-15) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the normal course of its business, the Company is a party to a variety of legal proceedings. While the final outcome of these legal proceedings cannot be predicted with certainty, management believes all of the proceedings pending as of September 30, 2026 to be ordinary and routine and does not expect these legal proceedings to have a material adverse effect on the Company's financial condition or results of operations.
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

The Company did not repurchase any shares of our common stock during the three-month period ended September 30, 2026. At September 30, 2026, we remain authorized to purchase up to two million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Officers and Directors

UFG has an Insider Trading Policy applicable to all individuals, including officers and directors of UFG, who have access to nonpublic information about UFG which limits the periods during which officers and directors are allowed to trade in Company securities. UFG's Insider Trading Policy permits trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as "Rule 10b5-1 trading plans." Under UFG's Insider Trading Policy, enactment of a Rule 10b5-1 trading plan by an officer or director requires approval by UFG's Nominating & Governance Committee, the Chief Executive Officer, or the Chief Financial Officer. During the third quarter of 2026, none of UFG's directors or officers adopted or terminated Rule 10b5-1 trading plans and none of UFG's directors or officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(c) of Regulation S-K).

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
101.1
The following financial information from United Fire Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (Inline XBRL): (i) Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025; (ii) Consolidated Statements of Income (unaudited) for the three- and nine-month periods ended September 30, 2026 and 2025; (iii) Consolidated Statements of Comprehensive Income (unaudited) for the three- and nine-month periods ended September 30, 2026 and 2025; (iv) Consolidated Statement of Stockholders' Equity (unaudited) for the three- and nine-month periods ended September 30, 2026 and 2025; (v) Consolidated Statements of Cash Flows (unaudited) for the nine-month periods ended September 30, 2026 and 2025; and (vi) Notes to Unaudited Consolidated Financial Statements, tagged as a block of text.

X
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.1)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED FIRE GROUP, INC.
(Registrant)

/s/ Kevin J. Leidwinger	/s/ Eric J. Martin
Kevin J. Leidwinger	Eric J. Martin
President, Chief Executive Officer, Director and Principal Executive Officer	Executive Vice President, Chief Financial Officer, and Principal Accounting Officer

November 4, 2026	November 4, 2026
(Date)	(Date)